Form 10-Q
period 2020-06-30
Eastern Bankshares, Inc.
filed 2020-09-24
CIK 1810546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-239251

Eastern Bankshares, Inc.

(Exact name of the registrant as specified in its charter)

Massachusetts	84-4199750
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

265 Franklin Street, Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

(800) 327-8376

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if a smaller reporting company)		Emerging Growth Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of September 23, 2020.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

EASTERN BANK CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2020	2019
	(In Thousands)
ASSETS
Cash and due from banks	$67,264	$135,503
Short-term investments	1,365,297	227,099

Cash and cash equivalents	1,432,561	362,602

Securities:
Trading	—	961
Available for sale	1,600,354	1,508,236

Total securities	1,600,354	1,509,197

Loans held for sale	2,972	26
Loans:
Commercial and industrial	2,271,700	1,642,184
Commercial real estate	3,584,358	3,535,441
Commercial construction	282,246	273,774
Business banking	1,234,961	771,498
Residential real estate	1,400,855	1,428,630
Consumer home equity	905,484	933,088
Other consumer	334,734	402,431

Total Loans	10,014,338	8,987,046
Less: allowance for loan losses	(116,636)	(82,297)
Less: unamortized premiums, net of unearned discounts and deferred fees	(34,722)	(5,565)

Net Loans	9,862,980	8,899,184

Federal Home Loan Bank stock, at cost	8,805	9,027
Premises and equipment	52,475	57,453
Bank-owned life insurance	77,528	77,546
Goodwill and other intangibles, net	376,331	377,734
Deferred income taxes, net	7,663	28,207
Prepaid expenses	92,517	61,336
Other assets	482,337	246,463

Total Assets	$13,996,523	$11,628,775

LIABILITIES AND EQUITY
Deposits:
Demand	$4,740,125	$3,517,447
Interest checking accounts	2,385,912	1,814,327
Savings accounts	1,157,606	971,119
Money market investment	3,254,202	2,919,360
Certificate of deposits	308,920	329,139

Total deposits	11,846,765	9,551,392

Borrowed funds:
Federal funds purchased	—	201,082
Federal Home Loan Bank advances	14,922	18,964
Escrow deposits of borrowers	14,233	15,349

Total borrowed funds	29,155	235,395

Other liabilities	426,973	241,835

Total Liabilities	12,302,893	10,028,622

Commitments and contingencies
Retained earnings	1,681,164	1,644,000
Accumulated other comprehensive income, net of tax	12,466	(43,847)

Total equity	1,693,630	1,600,153

Total liabilities and equity	$13,996,523	$11,628,775

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANK CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Interest and dividend income:
Interest and fees on loans	$92,143	$102,216	$187,681	$202,772
Taxable interest and dividends on available for sale securities	7,600	7,901	15,778	15,953
Non-taxable interest and dividends on available for sale securities	1,905	2,049	3,826	4,403
Interest on federal funds sold and other short-term investments	284	612	801	965
Interest and dividends on trading securities	1	60	6	228

Total interest and dividend income	101,933	112,838	208,092	224,321

Interest expense:
Interest on deposits	3,104	7,313	8,518	13,832
Interest on borrowings	74	2,002	673	4,294

Total interest expense	3,178	9,315	9,191	18,126

Net interest income	98,755	103,523	198,901	206,195
Provision for allowance for credit losses	8,600	1,500	37,200	4,500

Net interest income after provision for credit losses	90,155	102,023	161,701	201,695

Noninterest income:
Insurance commissions	22,697	24,135	50,174	48,897
Service charges on deposit accounts	4,364	6,771	10,462	13,175
Trust and investment advisory fees	5,194	4,980	10,289	9,608
Debit card processing fees	2,337	2,638	4,807	5,048
Interest rate swap income (losses)	771	(810)	(5,238)	(470)
Income from investments held in rabbi trusts	7,745	1,822	1,002	5,969
(Losses) gains on trading securities, net	(1)	152	(3)	1,294
Gains on sales of mortgage loans held for sale, net	1,420	159	1,513	209
Gains on sales of securities available for sale, net	163	1,966	285	2,016
Other	2,967	3,819	7,735	7,686

Total noninterest income	47,657	45,632	81,026	93,432

Noninterest expense:
Salaries and employee benefits	63,335	62,364	124,924	129,670
Office occupancy and equipment	8,615	8,383	17,304	17,182
Data processing	12,180	10,912	22,184	21,588

Professional services	4,396	3,966	8,085	7,104
Charitable contributions	2,797	3,683	3,984	7,331
Marketing	1,645	2,683	4,113	4,406
Loan expenses	2,036	886	3,148	1,551
FDIC insurance	944	927	1,850	1,800
Amortization of intangible assets	701	886	1,403	1,773
Net periodic benefit cost, excluding service cost	(2,443)	(1,334)	(4,885)	(2,668)
Other	6,559	8,214	13,827	16,662

Total noninterest expense	100,765	101,570	195,937	206,399

Income before income tax expense	37,047	46,085	46,790	88,728
Income tax expense	7,197	11,032	8,495	20,710

Net Income	$29,850	$35,053	$38,295	$68,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANK CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Net income	$29,850	$35,053	$38,295	$68,018

Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	287	10,134	26,479	35,124
Net change in fair value of cash flow hedges	(2,645)	11,375	26,430	15,377
Net change in other comprehensive income for defined benefit postretirement plans	3,404	—	3,404	—

Total other comprehensive income	1,046	21,509	56,313	50,501

Total comprehensive income	$30,896	$56,562	$94,608	$118,519

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANK CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In Thousands)
Balance at December 31, 2019	$1,644,000	$(43,847)	$1,600,153
Cumulative effect accounting adjustment (1)	(1,131)		(1,131)
Net income	8,445	—	8,445
Other comprehensive income, net of tax	—	55,267	55,267

Balance at March 31, 2020	$1,651,314	$11,420	$1,662,734

Net income	29,850	—	29,850
Other comprehensive income, net of tax	—	1,046	1,046

Balance at June 30, 2020	$1,681,164	$12,466	$1,693,630

Balance at December 31, 2018	$1,508,902	$(75,761)	$1,433,141
Net income	32,965	—	32,965
Other comprehensive income, net of tax	—	28,992	28,992

Balance at March 31, 2019	$1,541,867	$(46,769)	$1,495,098

Net income	35,053	—	35,053
Other comprehensive income, net of tax	—	21,509	21,509

Balance at June 30, 2019	$1,576,920	$(25,260)	$1,551,660

(1)

Represents cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2016-02 Leases. The transition adjustment to the opening balance of retained earnings on January 1, 2020 amounted to $1.1 million, net of tax, related to an incremental accrued rent adjustment calculated as a result of electing the hindsight practical expedient.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANK CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Operating activities
Net income	$38,295	$68,018
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	37,200	4,500
Depreciation and amortization	8,471	9,781
Change in unamortized net loan costs and premiums	(3,155)	2,501
Deferred income tax expense (benefit)	1,773	6,052
Amortization of investment security premiums and discounts	1,656	1,502
Right-of-use asset amortization	6,042	—
Increase in cash surrender value of bank-owned life insurance	(1,155)	(1,092)
Gain on life insurance benefits	(147)	—
Net gain on sale of securities available for sale	(285)	(2,016)
Net gain on sale of mortgage loans held for sale	(1,513)	(209)
Mark-to-market on loans held for sale	19	—
Proceeds from sale of loans held for sale	172,872	53,104
Originations of loans held for sale	(174,324)	(54,857)
Amortization of gains from terminated interest rate swaps	(373)	—
Loss on sale of premises and equipment	—	131
Change in:
Trading securities	961	51,444
Prepaid pension expense	(28,432)	(15,515)
Other assets	(133,413)	(30,070)
Other liabilities	77,509	(8,620)

Net cash provided by operating activities	2,001	84,654

Investing activities
Proceeds from sales of securities available for sale	9,098	47,986
Proceeds from maturities and principal paydowns of securities available for sale	153,542	85,226
Purchases of securities available for sale	(171,226)	(35,981)

Proceeds from sale of Federal Home Loan Bank stock	749	31,862
Purchases of Federal Home Loan Bank stock	(527)	(27,453)
Contributions to low income housing tax credit investments	(7,435)	(946)
Distributions from low income housing tax credit investments	—	3
Contributions to other equity investments	(1,092)	—
Distributions from equity investments	54	15
Net increase in outstanding loans	(997,881)	(176,135)
Purchased banking premises and equipment, net	(2,146)	(3,780)

Net cash used in investing activities	(1,016,864)	(79,203)

Financing activities
Net increase in demand, savings, interest checking, and money market investment deposit accounts	2,315,592	107,136
Net decrease in time deposits	(20,219)	(65,525)
Net decrease in borrowed funds	(206,240)	(14,714)

Contingent consideration paid	(158)	(447)
Payment of initial public offering costs	(4,153)	—

Net cash provided by financing activities	2,084,822	26,450

Net increase in cash, cash equivalents, and restricted cash	1,069,959	31,901
Cash, cash equivalents, and restricted cash at beginning of period	362,602	259,708

Cash, cash equivalents, and restricted cash at end of period	$1,432,561	$291,609

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$10,533	$17,697
Income taxes	14,976	20,335
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$13,214	$—
Initial recognition of operating lease right-of-use assets upon adoption of Accounting Standards Update 2016-02	92,948	—
Initial recognition of operating lease liabilities upon adoption of Accounting Standards Update 2016-02	96,426	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANK CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Nature of Operations

Eastern Bank Corporation (the “Company”) is a Massachusetts-chartered mutual bank holding company. Through its wholly-owned subsidiaries, Eastern Bank (the “Bank”) and Eastern Insurance Group LLC, the Company provides a variety of banking, trust and investment services, and insurance services, through its full-service bank branches and insurance offices, located primarily in Eastern Massachusetts, southern and coastal New Hampshire and Rhode Island.

The activities of the Company are subject to the regulatory supervision of the Federal Reserve Board. The activities of the Bank are subject to the regulatory supervision of the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). The Company and the activities of the Bank are also subject to various Massachusetts and New Hampshire business and banking regulations.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which it holds a controlling financial interest through being the primary beneficiary or through holding a majority of the voting interest. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and its Accounting Standards Codification and Accounting Standards Update as well as the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws.

2. Summary of Significant Accounting Policies

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods reported. Actual results could differ from those estimates based on changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, valuation and fair value measurements, other-than-temporary impairment on investment securities, the liabilities for benefit obligations (particularly pensions), the provision for income taxes and impairment of goodwill and other intangibles.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2020, the consolidated statements of income and comprehensive income, of changes in equity and of cash flows for the three and six months ended June 30, 2020 and 2019 are unaudited. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained within the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 18, 2020. In the opinion of management, the Company’s consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

Leases

On January 1, 2020, the Company adopted Accounting Standards Update (‘ASU”) 2016-02, “Leases” (“Topic 842”), using the modified retrospective method. The new guidance was applied to leases that existed or were entered into on or after January 1, 2020. The Company’s results for the reporting period beginning on January 1, 2020 have been presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with previous guidance. See “Note 5 – Leases” for further discussion of the adoption and the impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

Relevant standards that were recently issued but not yet adopted as of June 30, 2020:

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848). This update addresses optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. For public and nonpublic entities, the guidance is effective as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. The Company qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Act of 2012 and has elected to defer the adoption of new or revised accounting standards until the nonpublic company effective dates. As such, the Company will adopt this standard on the nonpublic company effective date and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact of the transition away from LIBOR.

In June 2016, FASB issued ASU 2016-13, Financial Instruments–Credit Losses on Financial Instruments and relevant amendments (Topic 326) (“ASU 2016-13”). This update was created to replace the current GAAP method of calculating credit losses Specifically, the standard replaces the existing incurred loss impairment guidance by requiring immediate recognition of expected credit losses. For financial assets carried at amortized cost that are held at the reporting date (including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets). Credit losses are measured based on historical experience, current conditions and reasonable supportable forecasts. The standard also amends existing impairment guidance for available for sale securities, in which credit losses will be recorded as an allowance versus a write-down of the amortized cost basis of the security. It will also allow for a reversal of impairment loss when the credit of the issuer improves. The guidance requires a cumulative effect of the initial application to be recognized in retained earnings at the date of initial application.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The amendments in Update No. 2018-19 was intended to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This update requires entities to include expected recoveries of the amortized cost basis previously written off or expected to be written off in the valuation account for purchased financial assets with credit deterioration. In addition, the amendments in this update clarify and improve various aspects of the guidance for ASU 2016-13.

For public entities that meet the definition of an SEC filer (excluding smaller reporting entities) the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the fiscal years beginning after December 15, 2018. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years.

The Company, which currently qualifies as an EGC, anticipates to early adopt this standard during the year ending on December 31, 2021 and is currently assessing the impact of the adoption of this standard on its consolidated financial statements. To date, the Company has been assessing the key differences and gaps between its current allowance methodology and model and those it is considering using upon adoption. The Company has contracted with a vendor and is currently assessing the adequacy of existing loss data and developing models for default and loss estimates. While currently unable to reasonably estimate the impact of adopting this ASU, it is expected that the impact of adoption will be influenced by the composition, characteristics and quality of the loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

Relevant standards that were adopted during the six months ended June 30, 2019 and 2020:

In accordance with the nonpublic company requirements, the Company adopted ASC 606 on January 1, 2019. In completing its assessment of the Company’s revenue streams within the scope of ASC 606, the Company did not identify any revenue sources for which the timing of recognition needed to change under the new standard. The adoption of this standard on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements, its current accounting policies and practices, or the timing or amount of revenue recognized. As a result, no adjustment has been made to retained earnings. Additionally, the Company evaluated and made necessary changes, where appropriate, to business processes, systems, and internal controls in order to support the recognition, measurement, and disclosure requirements of the new standard. The Company also considered the impact of ASC 606 subtopic ASC 340-40. Under ASC 340-40, the Company is required to capitalize and amortize incremental costs of obtaining a contract, such as sales commissions, over the period of benefit. The Company does not pay sales commissions and has not identified any other incremental cost to obtain a contract, therefore ASC 340-40 had no impact to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”); ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”); ASU 2018-11, Targeted Improvements (“ASU 2018-11”); and ASU 2018-20 Leases (Topic 842): Narrow-Scope Improvements for Lessors (“ASU 2018-20”). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. ASU 2018-10 was issued to clarify the Codification or to correct unintended application of guidance within ASU 2016-02. ASU 2018-11 allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. Lastly, ASU 2018-20 provided narrow-scope improvements for lessors, which was issued to increase transparency and comparability among organizations. ASU 2016-02 and the several additional amendments thereto are collectively referred to herein as ASC 842.

ASC 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard represents a wholesale change to lease accounting and requires all leases with a term longer than 12 months to be reported on the balance sheet through recognition of a right-of-use asset and a corresponding liability for future lease obligations. Leases will be classified as financing or operating, with classification affecting the pattern and grouping of expenses in the income statement. The standard also requires extensive disclosures for assets, expenses, and cash flows associated with leases, as well as a maturity analysis of lease liabilities. In November 2019, FASB issued guidance delaying the effective date for all entities except for public business entities that are SEC filers. For public business entities the guidance is effective for fiscal year beginning after December 15, 2018, for all other entities the guidance is effective for fiscal year beginning after December 15, 2020, early adoption is permitted for all entities.

The Company early adopted this standard on January 1, 2020. In accordance with ASU 2018-11, the Company used the effective date as the date of application and, therefore, periods prior to January 1, 2020, were not restated. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs under ASC 842. The Company also elected the hindsight practical expedient and, therefore, used the hindsight knowledge as of the effective date when determining lease terms and impairment. In addition, the Company elected the practical expedient to not separate lease and non-lease components and, therefore, accounts for each separate lease component of a contract and its associated non-lease components as a single lease component. The new standard also provides a practical expedient for an entity’s ongoing accounting relating to leases of 12 months or less (“short-term leases”). The Company has elected the short-term lease recognition exemption for all leases that qualify and will not recognize right-of-use assets and lease liabilities for those leases. The adoption of this standard resulted in the recognition of right-of-use asset and lease liabilities on the Company’s balance sheet for its real estate and equipment operating leases of $92.9 million and $96.4 million, respectively. The Company recorded an adjustment to remove the Company’s existing deferred rent liability of approximately $3.5 million. The Company also recognized a transition adjustment to the opening balance of retained earnings on January 1, 2020 amounting to $1.1 million, net of tax, related to an incremental accrued rent adjustment calculated as a result of electing the hindsight practical expedient. The amount of right-of-use assets were determined based upon the present value of the remaining minimal rental payments under current leasing standards for existing operating leases, adjusted for options that the Company is reasonably certain to exercise, less accrued rent as of December 31, 2019 and the incremental accrued rent as a result of electing the hindsight practical expedient. Lastly, the amount of lease liabilities was determined based upon the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, adjusted for options that the Company is reasonably certain to exercise.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This update modifies the disclosure requirements related to the fair value measurements in Topic 820. Specifically, this update amends disclosure around changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements and the description of measurement uncertainty. The Company adopted ASU 2018-13 on January 1, 2020. This update did not have a material impact on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). This update permits the use of the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments should be adopted on a prospective basis for qualifying new or re-structured hedging relationships entered into on or after the date of adoption. The Company adopted this standard on January 1, 2020. This update did not have a material impact on its consolidated financial statements

3. Securities

Trading Securities

The Company had trading securities of $0 and $1.0 million as of June 30, 2020 and December 31, 2019, respectively. The reduction in the Company’s trading portfolio was due to the Company’s exit of its capital markets business during the year ended December 31, 2019.

Available for Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of available for sale securities for the periods below were as follows:

	As of and for the six months ended June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$1,207,274	$44,750	$(225)	$1,251,799
U.S. Treasury securities	60,189	747	—	60,936
State and municipal bonds and obligations	264,615	16,725	—	281,340
Qualified zone academy bond	6,209	70	—	6,279

	$1,538,287	$62,292	$(225)	$1,600,354

	As of and for the year ended December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$1,151,305	$17,208	$(545)	$1,167,968
U.S. Treasury securities	50,155	265	—	50,420
State and municipal bonds and obligations	272,582	10,959	(3)	283,538
Qualified zone academy bond	6,155	155	—	6,310

	$1,480,197	$28,587	$(548)	$1,508,236

The amortized cost and estimated fair value of available for sale securities by contractual maturities as of June 30, 2020 and December 31, 2019 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The scheduled contractual maturities of available for sale securities as of the dates indicated were as follows:

	As of June 30, 2020
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized	Fair Value	Amortized	Fair Value	Amortized	Fair Value	Amortized	Fair Value	Amortized	Fair Value
	(In Thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$—	$24,413	$25,733	$150,726	$157,290	$1,032,135	$1,068,776	$1,207,274	$1,251,799
U.S. Treasury securities	50,070	50,778	10,119	10,158	—	—	—	—	60,189	60,936
State and municipal bonds and obligations	407	411	18,205	18,966	73,890	77,868	172,113	184,095	264,615	281,340
Qualified zone academy bond	6,209	6,279	—	—	—	—	—	—	6,209	6,279

Total available for sale securities	$56,686	$57,468	$52,737	$54,857	$224,616	$235,158	$1,204,248	$1,252,871	$1,538,287	$1,600,354

	As of December 31, 2019
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized	Fair Value	Amortized	Fair Value	Amortized	Fair Value	Amortized	Fair Value	Amortized	Fair Value
	(In Thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$—	$8,139	$8,464	$199,428	$203,706	$943,738	$955,798	$1,151,305	$1,167,968
U.S. Treasury securities	40	40	50,115	50,380	—	—	—	—	50,155	50,420
State and municipal bonds and obligations	381	381	8,889	9,109	77,227	79,504	186,085	194,544	272,582	283,538
Qualified zone academy bond	6,155	6,310	—	—	—	—	—	—	6,155	6,310

Total available for sale securities	$6,576	$6,731	$67,143	$67,953	$276,655	$283,210	$1,129,823	$1,150,342	$1,480,197	$1,508,236

Gross realized gains from sales of available for sale securities were $0.2 million and $2.0 million during the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $2.1 million during the six months ended June 30, 2020 and 2019, respectively. The Company had no significant gross realized losses from sales of securities available for sale during both the six months ended June 30, 2020 and 2019. No other-than-temporary impairment was recorded during the six months ended June 30, 2020 and 2019.

Management prepares an estimate of the expected cash flows for investment securities available for sale that potentially may be deemed to have OTTI. This estimate begins with the contractual cash flows of the security. This amount is then reduced by an estimate of probable credit losses associated with the security. When estimating the extent of probable losses on the securities, management considers the credit quality and the ability to pay of the underlying issuers. Indicators of diminished credit quality of the issuers include defaults, interest deferrals, or “payments in kind.” Management also considers those factors listed in the Investments – Debt and Equity Securities topic of the FASB ASC when estimating the ultimate realizability of the cash flows for each individual security.

The resulting estimate of cash flows after considering credit is then subject to a present value computation using a discount rate equal to the current yield used to accrete the beneficial interest or the effective interest rate implicit in the security at the date of acquisition. If the present value of the estimated cash flows is less than the current amortized cost basis, an OTTI is considered to have occurred and the security is written down to the fair value indicated by the cash flow analysis. As part of the analysis, management considers whether it intends to sell the security or whether it is more than likely that it would be required to sell the security before the expected recovery of its amortized cost basis.

Information pertaining to available for sale securities with gross unrealized losses as of June 30, 2020 and December 31, 2019, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2020
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars In Thousands)
Government-sponsored residential mortgage-backed securities	1	225	100,685	—	—	225	100,685

	1	$225	$100,685	$—	$—	$225	$100,685

	December 31, 2019
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars In Thousands)
Government-sponsored residential mortgage-backed securities	1	$545	$74,550	$—	$—	$545	$74,550
State and municipal bonds and obligations	2	3	850	—	—	3	850

	3	$548	$75,400	$—	$—	$548	$75,400

The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, and volatility of earnings.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the tables above by category are as follows as of June 30, 2020 and December 31, 2019:

•

Government-sponsored residential mortgage-backed securities - The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. The security at a loss position as of December 31, 2019 was subsequently in a gain position as of June 30, 2020. Additionally, these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

•

State and municipal bonds and obligations - The securities with unrealized losses in this portfolio as of December 31, 2019 have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities as of December 31, 2019 is attributable to changes in interest rates and not credit quality. These securities were subsequently in a gain position as of June 30, 2020. These bonds are investment grade and are rated AA Standard and Poor’s.

4. Loans and Allowance for Loan Losses

The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	At June 30,	At December 31,
	2020	2019
	(In thousands)
Commercial and industrial	$2,271,700	$1,642,184
Commercial real estate	3,584,358	3,535,441
Commercial construction	282,246	273,774
Business banking	1,234,961	771,498
Residential real estate	1,400,855	1,428,630
Consumer home equity	905,484	933,088
Other consumer	334,734	402,431

Gross loans before unamortized premiums, unearned discounts and deferred fees	10,014,338	8,987,046

Allowance for credit losses	(116,636)	(82,297)
Unamortized premiums, net of unearned discounts and deferred fees	(34,722)	(5,565)

Loans after the allowance for credit losses, unamortized premiums, unearned discounts and deferred fees	$9,862,980	$8,899,184

There are no other loan categories that exceed 10% of total loans not already reflected in the preceding table.

The Company’s lending activities are conducted principally in the New England area with the exception of its Shared National Credit Program (“SNC Program”) portfolio. The Company participates in the SNC Program in an effort to improve industry and geographical diversification. The SNC Program portfolio is included in the Company’s commercial and industrial, commercial real estate and commercial construction portfolios. The SNC Program portfolio is defined as loan syndications with exposure over $100 million and with three or more lenders participating.

Most loans originated by the Company are either collateralized by real estate or other assets or guaranteed by federal and local governmental authorities. The ability and willingness of the single-family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic areas and real estate values. The ability and willingness of commercial real estate, commercial and industrial, and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economy in the borrowers’ geographic areas and the general economy. The ability and willingness of airplane loan borrowers to repay is generally dependent on the health of the general economy.

Loans Pledged as Collateral

The carrying value of loans pledged to secure advances from the FHLB were $2.1 billion and $1.5 billion at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020 and December 31, 3019, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $14.9 million and $15.6 million, respectively.

Allowance for Loan Losses

The allowance for loan losses is established to provide for probable losses incurred in the Company’s loan portfolio at the balance sheet date and is established through a provision for loan losses charged to net income. Charge-offs, net of recoveries, are charged directly to the allowance. Commercial and residential loans are charged-off in the period in which they are deemed uncollectible. Delinquent loans in these product types are subject to ongoing review and analysis to determine if a charge-off in the current period is appropriate. For consumer loans, policies and procedures exist that require charge-off consideration upon a certain triggering event depending on the product type.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance at the beginning of period	$109,138	$82,493	$82,297	$80,655
Loans charged off	(1,264)	(2,563)	(3,607)	(4,487)
Recoveries	162	1,232	746	1,994
Provision charged to expense	8,600	1,500	37,200	4,500

Balance at end of period	$116,636	$82,662	$116,636	$82,662

The following tables summarize changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	For the Three Months Ended June 30, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In Thousands)
Allowance for Loan Losses:
Beginning balance	$30,531	$49,227	$4,712	$10,181	$6,228	$3,913	$4,019	$327	$109,138
Charge-offs	(27)	(24)	—	(1,198)	—	—	(15)	—	(1,264)
Recoveries	58	5	—	27	13	8	51	—	162
Provision (benefit)	2,667	5,020	104	795	328	(46)	(293)	25	8,600

Ending balance	$33,229	$54,228	$4,816	$9,805	$6,569	$3,875	$3,762	$352	$116,636

	For the Three Months Ended June 30, 2019
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In Thousands)
Allowance for Loan Losses:
Beginning balance	$20,844	$33,170	$4,225	$8,175	$7,169	$4,105	$4,390	$415	$82,493
Charge-offs	(272)	(169)	—	(1,371)	(46)	(124)	(581)	—	(2,563)
Recoveries	908	2	—	193	12	20	97	—	1,232
Provision (benefit)	(651)	583	537	1,057	(335)	96	418	(205)	1,500

Ending balance	$20,829	$33,586	$4,762	$8,054	$6,800	$4,097	$4,324	$210	$82,662

	For the Six Months Ended June, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,919	$34,730	$3,424	$8,260	$6,380	$4,027	$4,173	$384	$82,297
Charge-offs	(27)	(24)	—	(2,535)	—	(473)	(548)	—	(3,607)
Recoveries	380	6	—	154	73	22	111	—	746
Provision (benefit)	11,957	19,516	1,392	3,926	116	299	26	(32)	37,200

Ending balance	$33,229	$54,228	$4,816	$9,805	$6,569	$3,875	$3,762	$352	$116,636

Ending balance: individually evaluated for impairment	$3,028	$230	$22	$578	$1,639	$277	$—	$—	$5,774

Ending balance: acquired with deteriorated credit quality	$1,732	$1,066	$—	$—	$293	$—	$—	$—	$3,091

Ending balance: collectively evaluated for impairment	$28,469	$52,932	$4,794	$9,227	$4,637	$3,598	$3,762	$352	$107,771

Loans ending balance:
Individually evaluated for impairment	$18,864	$4,920	$280	$20,301	$28,301	$5,947	$22	$—	$78,635
Acquired with deteriorated credit quality	3,572	5,413	—	—	3,426	—	—	—	12,411
Collectively evaluated for impairment	2,249,264	3,574,025	281,966	1,214,660	1,369,128	899,537	334,712	—	9,923,292

Total loans by group	$2,271,700	$3,584,358	$282,246	$1,234,961	$1,400,855	$905,484	$334,734	$—	$10,014,338

	For the Six Months Ended June 30, 2019
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$19,321	$32,400	$4,606	$8,167	$7,059	$4,113	$4,600	$389	$80,655
Charge-offs	(272)	(169)	—	(2,810)	(63)	(124)	(1,049)	—	(4,487)
Recoveries	1,368	4	—	320	71	28	203	—	1,994
Provision (benefit)	412	1,351	156	2,377	(267)	80	570	(179)	4,500

Ending balance	$20,829	$33,586	4,762	$8,054	$6,800	$4,097	$4,324	$210	$82,662

Ending balance: individually evaluated for impairment	$1,918	$40	$—	$198	$1,663	$296	$—	$—	$4,115

Ending balance: acquired with deteriorated credit quality	$227	$85	$—	$—	$213	$—	$—	$—	$525

Ending balance: collectively evaluated for impairment	$18,684	$33,461	$4,762	$7,856	$4,924	$3,801	$4,324	$210	$78,022

Loans ending balance:
Individually evaluated for impairment	$21,098	$10,421	$—	$9,043	$27,287	$4,642	$—	$—	$72,491
Acquired with deteriorated credit quality	4,109	7,591	—	—	3,405	—	—	—	15,105
Collectively evaluated for impairment	1,726,510	3,331,951	310,860	736,417	1,414,741	950,713	470,858	—	8,942,050

Total loans by group	$1,751,717	$3,349,963	$310,860	$745,460	$1,445,433	$955,355	$470,858	$—	$9,029,646

Management uses a methodology to systematically estimate the amount of loss incurred in the portfolio. Commercial real estate, commercial and industrial, commercial construction and business banking loans are evaluated using a loan rating system, historical losses and other factors which form the basis for estimating incurred losses. Portfolios of more homogeneous populations of loans, including residential mortgages and consumer loans, are analyzed as groups taking into account delinquency ratios, historical loss experience and charge-offs. For the purpose of estimating the allowance for loan losses, management segregates the loan portfolio into the categories noted in the above tables. Each of these loan categories possess unique risk characteristics such as the purpose of the loan, repayment source, and collateral. These characteristics are considered when determining the appropriate level of the allowance for each category. Some examples of these risk characteristics unique to each loan category include:

Commercial Lending

Commercial and industrial: The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Collateral frequently consists of a first lien position on business assets including, but not limited to accounts receivable, inventory, airplanes and equipment. The primary repayment source is operating cash flow and, secondarily, the liquidation of assets. The Company often obtains personal guarantees from individuals holding material ownership in the borrowing entity.

Commercial real estate: Collateral values are established by independent third-party appraisals and evaluations. Primary repayment sources include operating income generated by the real estate, permanent debt refinancing, sale of the real estate and, secondarily, by liquidation of the collateral. The Company often obtains personal guarantees from individuals holding material ownership in the borrowing equity.

Commercial construction: These loans are generally considered to present a higher degree of risk than other real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. Construction loan repayment is substantially dependent on the ability of the borrower to complete the project and obtain permanent financing.

Business banking: These loans are typically secured by all business assets or commercial real estate. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Business banking scored loans are determined by utilizing the Company’s proprietary decision matrix that has a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business. The Company also engages in Small Business Association (“SBA”) lending, both in the business banking and commercial banking divisions. The SBA guarantees reduce the Company’s loss due to default and are considered a credit enhancement to the loan structure.

Residential Lending

Residential real estate: These loans are made to borrowers who demonstrate the ability to repay principal and interest on a monthly basis. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources (including cash reserves) and the value of the collateral. The Company maintains policy standards for minimum credit score and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on 1-4 family residential dwellings. The Company does not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or retained in the Company’s loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and the Company’s capital needs.

Consumer Lending

Consumer home equity: Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity loans are term loans that require the monthly payment of principal and interest such that the loan will be fully amortized at maturity. Underwriting considerations are materially consistent with those utilized in residential real estate. Collateral consists of a senior or subordinate lien on owner-occupied residential property.

Other consumer: The Company’s policy and underwriting in this category, which is comprised primarily of airplane and automobile loans, include the following factors, among others: income sources and reliability, credit histories, term of repayment, and collateral value, as applicable. These are typically granted on an unsecured basis, with the exception of airplane and automobile loans.

Credit Quality

Commercial Lending Credit Quality

The Company monitors credit quality indicators and utilizes portfolio scorecards to assess the risk of its commercial portfolio. Specifically, the Company utilizes a 12-point credit risk-rating system to manage risk and identify potential problem loans. Risk-rating assignments are based upon a number of quantitative and qualitative factors that are under continual review. Factors include cash flow, collateral coverage, liquidity, leverage, position within the industry, internal controls and management, financial reporting, and other considerations. The risk-rating categories are defined as follows:

0 Risk Rating - Unrated

Certain segments of the portfolios are not rated. These segments include airplane loans, business banking scored loan products, and other commercial loans managed by exception. Loans within this unrated loan segment are monitored by delinquency status; and for lines of credit greater than $100,000 in exposure, an annual review is conducted. The Company supplements performance data with current credit scores for the business banking portfolio on a quarterly basis. Unrated loans managed outside of airplane loans and business banking loans are generally restricted to commercial exposure less than $1 million with a line of credit component restricted to $350,000. Loans included in this category have qualification requirements that include risk rating of 6W or better at time of recommendation for unrated status, acceptable management of deposit accounts, and no known negative changes in management, operations or financial performance. Restricted from this category are lines of credit managed with borrowing base requirements.

For purposes of estimating the allowance for loan losses, unrated loans are considered in the same manner as pass rated loans.

1-6W Risk Rating – Pass

Loans with a risk-rating of 1-6W are classified as “Pass” and are comprised of loans that range from “substantially risk free” which indicates borrowers of unquestioned credit standing, well-established national companies with a very strong financial condition, and loans fully secured by cash, through “acceptable risk” which indicates acceptable rated loans that may be experiencing weak cash flow, impending lease rollover or minor liquidity concerns. The top end of the risk-rating category (6W) includes loans that, although contain the same risk-rating as those with a rating of 6, are being more closely monitored to determine if a downgrade is necessary.

7 Risk Rating – Special Mention (Potential Weakness)

Loans to borrowers in this category exhibit potential weaknesses or downward trends deserving management’s close attention. While potentially weak, no loss of principal or interest is envisioned. Included in this category are borrowers who are performing as agreed, are weak when compared to industry standards, may be experiencing an interim loss and may be in declining industries. An element of asset quality, financial flexibility or management is below average. Management and owners may have limited depth, particularly when operating under strained circumstances. The Company does not consider borrowers within this category as new business prospects. Borrowers rated special mention may find it difficult to obtain alternative financing from traditional bank sources.

8 Risk Rating – Substandard (Well-Defined Weakness)

Loans with a risk-rating of 8 exhibit well-defined weaknesses that, if not corrected, may jeopardize the orderly liquidation of the debt. A loan is classified as substandard if it is inadequately protected by the repayment capacity of the obligor or by the collateral pledged. Specifically, repayment under market rates and terms, or by the requirements under the existing loan documents, is in jeopardy, but no loss of principal or interest is envisioned. There is a possibility that a partial loss of principal and/or interest will occur in the future if the deficiencies are not corrected. Loss potential, while existing in the aggregate portfolio of substandard assets, does not have to exist in individual assets classified as substandard. Credits in this category often may have reported a loss in the most recent fiscal year end and are likely to continue to report losses in the interim period, or interim losses are expected to result in a fiscal year-end loss. Nonaccrual is possible, but not mandatory, in this class.

9 Risk Rating – Doubtful (Loss Probably)

Loans classified as doubtful have comparable weaknesses as found in the loans classified as substandard with the added provision that such weaknesses make collection of the debt in full (based on currently existing facts, conditions and values) highly questionable and improbable. Serious problems exist such that partial loss of principal is likely. The probability of loss exceeds 50%, however, because of reasonably specific pending factors that may work to strengthen the credit, estimated losses are deferred until a more exact status can be determined. Pending factors may include the sale of the company, a merger, capital injection, new profitable purchase orders, and refinancing plans. Specific reserves will be the amount identified after specific review. Nonaccrual is mandatory in this class.

10 Risk Rating – Loss

Loans to borrowers in this category are deemed incapable of repayment. Loans to such borrowers are considered uncollectable and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loans have no recovery or salvage value, but rather, it is not practical or desirable to defer writing off these assets even though partial recovery may occur in the future. Loans in this category have a recorded investment of $0 at the time of the downgrade.

The credit quality of the commercial loan portfolio is actively monitored and supported by a comprehensive credit approval process; and all large dollar transactions are sent for approval to a committee of seasoned business line and credit professionals. Risk ratings are periodically reviewed and the Company maintains an independent credit risk review function that reports directly to the Risk Management Committee of the Board of Directors. Credits that demonstrate significant deterioration in credit quality are transferred to a specialized group of seasoned workout officers for individual attention.

The following table details the internal risk-rating categories for the Company’s commercial and industrial, commercial real estate, commercial construction and business banking portfolios:

		As of June 30, 2020
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	0	$753,943	$42,919	$332	$900,296	$1,697,490
Pass	1-6W	1,269,284	3,211,054	248,400	291,751	5,020,489
Special mention	7	180,485	297,016	29,671	32,406	539,578
Substandard	8	51,338	30,654	3,843	10,508	96,343
Doubtful	9	16,650	2,715	—	—	19,365
Loss	10	—	—	—	—	—

Total		$2,271,700	$3,584,358	$282,246	$1,234,961	$7,373,265

		As of December 31, 2019
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	0	$150,226	$48,266	$331	$445,201	$644,024
Pass	1-6W	1,405,902	3,436,267	260,615	315,194	5,417,978
Special mention	7	24,171	28,606	9,438	2,006	64,221
Substandard	8	42,894	21,635	3,390	8,207	76,126
Doubtful	9	18,991	667	—	890	20,548
Loss	10	—	—	—	—	—

Total		$1,642,184	$3,535,441	$273,774	$771,498	$6,222,897

Paycheck Protection Program (“PPP”) loans are included within the unrated category of the commercial and industrial and business banking portfolios in the table above. Commercial and industrial and business banking PPP loans amounted to $633.0 million and $467.2 million, respectively, at June 30, 2020. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.

Residential and Consumer Lending Credit Quality

For the Company’s residential and consumer portfolios, the quality of the loan is best indicated by the repayment performance of an individual borrower. Updated appraisals, broker opinions of value and other collateral valuation methods are employed in the residential and consumer portfolios, typically for credits that are deteriorating. Delinquency status is determined using payment performance, while accrual status may be determined using a combination of payment performance, expected borrower viability and collateral value. Delinquent consumer loans are handled by a team of seasoned collection specialists.

Asset Quality

The Company manages its loan portfolio with careful monitoring. As a general rule, loans more than 90 days past due with respect to principal and interest are classified as nonaccrual loans. Exceptions may be made if management believes that collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest, or the loan is accounted for as a PCI loan. Therefore, as permitted by banking regulations, certain consumer loans past due 90 days or more may continue to accrue interest. The Company may also use discretion regarding other loans over 90 days delinquent if the loan is well secured and in the process of collection. Nonaccrual loans and loans that are more than 90 days past due but still accruing interest are considered nonperforming loans.

Nonaccrual loans may be returned to an accrual status when principal and interest payments are no longer delinquent, and the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectability of principal and interest. Loans are considered past due based upon the number of days delinquent according to their contractual terms. Specifically, nonaccrual residential loans that have been restructured must perform for a period of six months before being considered for accrual status.

A loan is expected to remain on nonaccrual status until it becomes current with respect to principal and interest, the loan is liquidated, or the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

The following is a summary pertaining to the breakdown of the Company’s nonaccrual loans:

	As of June 30,	As of December 31,
	2020	2019
	(In Thousands)
Commercial and industrial	$13,435	$21,471
Commercial real estate	1,399	4,120
Commercial construction	281	—
Business banking	16,158	8,502
Residential real estate	11,693	5,598
Consumer home equity	6,403	2,137
Other consumer	2,971	623

Total non-accrual loans	$52,340	$42,451

The following table shows the age analysis of past due loans as of the dates indicated:

	As of June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In thousands)
Commercial and industrial	$681	$671	$1,508	$2,860	$2,268,840	$2,271,700	$471
Commercial real estate	—	257	3,045	3,302	3,581,056	3,584,358	2,331
Commercial construction	—	—	280	280	281,966	282,246	—
Business banking	4,541	4,160	13,021	21,722	1,213,239	1,234,961	—
Residential real estate	26,859	2,084	8,981	37,924	1,362,931	1,400,855	244
Consumer home equity	3,413	1,971	4,511	9,895	895,589	905,484	9
Other consumer	2,992	1,734	2,971	7,697	327,037	334,734	—

Total	$38,486	$10,877	$34,317	$83,680	$9,930,658	$10,014,338	$3,055

	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing
	(In thousands)
Commercial and industrial	$1,407	$—	$963	$2,370	$1,639,814	$1,642,184	$—
Commercial real estate	1,290	100	1,856	3,246	3,532,195	3,535,441	1,315
Commercial Construction	—	—	—		273,774	273,774	—
Business banking	3,031	763	6,095	9,889	761,609	771,498	—
Residential real estate	14,030	2,563	3,030	19,623	1,409,007	1,428,630	—
Consumer home equity	2,497	430	1,636	4,563	928,525	933,088	9
Other consumer	3,451	514	579	4,544	397,887	402,431	—

Total	$25,706	$4,370	$14,159	$44,235	$8,942,811	$8,987,046	$1,324

In the normal course of business, the Company may become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as nonperforming loans. However, based upon the Company’s past experiences, some of these loans with potential weaknesses will ultimately be restructured or placed in non-accrual status.

Troubled Debt Restructurings (“TDR”)

In cases where a borrower experiences financial difficulty and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan. The objective is to aid in the resolution of nonperforming loans by modifying the contractual obligation to avoid the possibility of foreclosure.

All TDR loans are considered impaired and therefore are subject to a specific review for impairment loss. The amount of impairment loss, if any, is recorded as a specific loss allocation to each individual loan in the allowance for loan losses. Commercial loans and residential loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell.

The Company’s policy is to have any TDR loans which are on nonaccrual status prior to being modified remain on nonaccrual status for approximately six months subsequent to being modified before management considers its return to accrual status. If the TDR loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.

The following table shows the TDR loans on accrual and nonaccrual status as of the dates indicated:

	As of June 30, 2020
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
		Balance of	Number of	Balance of	Number of	Balance of
	Number of Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	2	$5,429	10	$11,259	12	$16,688
Commercial real estate	1	3,521	2	707	3	4,228
Business banking	5	4,143	2	224	7	4,367
Residential real estate	149	23,714	28	4,172	177	27,886
Consumer home equity	86	3,862	12	2,085	98	5,947
Other consumer	1	22	—	—	1	22

Total	244	$40,691	54	$18,447	298	$59,138

	As of December 31, 2019
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
		Balance of	Number of	Balance of	Number of	Balance of
	Number of Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in thousands)
Commercial and industrial	4	$10,899	14	$19,781	18	$30,680
Commercial real estate	1	3,520	3	3,338	4	6,858
Business banking	2	3,156	1	204	3	3,360
Residential real estate	152	25,093	27	3,977	179	29,070
Consumer home equity	89	5,955	5	600	94	6,555

Total	248	$48,623	50	$27,900	298	$76,523

The amount of specific reserve associated with the TDRs was $4.4 million and $3.2 million at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020 and the year ended December 31, 2019, $0 and $0.3 million, respectively, in TDRs moved from nonaccrual to accrual. The amount of additional commitments to lend to borrowers who have been a party to a TDR was $0 and $2.5 million at June 30, 2020 and December 31, 2019, respectively.

The following table shows the modifications which occurred during the periods and the change in the recorded investment subsequent to the modifications occurring:

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Modification Outstanding Recorded Investment	Post- Modification Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Commercial and industrial	1	$141	$141	1	$141	$141
Commercial real estate	1	506	506	1	506	506
Business banking	4	1,165	1,165	4	1,165	1,165
Residential real estate	2	155	155	3	399	399
Consumer home equity	4	113	113	12	527	531
Other consumer	—	—	—	1	24	24

Total	12	$2,080	$2,080	22	$2,762	$2,766

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Modification Outstanding Recorded Investment	Post- Modification Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Commercial and industrial	5	$7,141	$7,441	7	$7,462	$7,762
Commercial real estate	2	3,277	3,277	2	3,277	3,277
Residential real estate	3	433	445	3	433	445
Consumer home equity	3	154	156	3	154	156

Total	13	$11,005	$11,319	15	$11,326	$11,640

(1)	The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.

At June 30, 2020 and December 31, 2019, the outstanding recorded investment of loans that were new to TDR during the period were $2.7 million and $36.2 million, respectively.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Adjusted interest rate and extended maturity	$—	$668	$—	$668
Adjusted interest rate and principal deferred	—	39	—	39
Interest only/principal deferred	1,305	40	1,305	40
Extended maturity	35	—	35	—
Extended maturity and interest only/principal deferred	381	—	427	—
Additional underwriting - increased exposure	—	10,572	—	10,572
Court-ordered concession	359	—	999	321

Total	$2,080	$11,319	$2,766	$11,640

The following table shows the loans that have been modified during the prior 12 months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to nonaccrual:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted (1):
Commercial and industrial	—	$—	5	$6,435	—	$—	5	$6,435
Commercial real estate	—	—	1	338	—	—	1	338
Residential real estate	—	—	1	107	—	—	1	107
Consumer Home Equity	—	—	—	—	1	1,317	—	—

Total	—	$—	7	$6,880	1	$1,317	7	$6,880

(1)	This table does not reflect any TDRs which were charged off during the periods indicated.

During the three and six months ended June 30, 2020 the amounts charged-off on TDRs modified in the prior 12 months were $0 and $0.4 million, respectively. During both the three and six months ended June 30, 2019 there were no charge-offs on TDR loans modified in the prior 12 months.

Impaired Loans

Impaired loans consist of all loans for which management has determined it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreements. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

The Company measures impairment of loans using a discounted cash flow method, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company has defined the population of impaired loans to include certain nonaccrual loans, TDR loans and residential and home equity loans that have been partially charged off.

The following table summarizes the Company’s impaired loans by loan portfolio as of the dates indicated:

	As of June 30, 2020			As of December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$13,052	$14,152	$—	$22,074	$22,819	$—
Commercial real estate	4,419	4,635	—	7,553	7,808	—
Business banking	3,076	4,369	—	2,738	4,062	—
Residential real estate	12,502	14,205	—	16,517	17,858	—
Consumer home equity	3,279	3,697	—	3,666	3,697	—
Other Consumer	22	22	—	—	—	—

Sub-total	36,350	41,080	—	52,548	56,244	—

With an allowance recorded:
Commercial and industrial	5,812	6,041	3,028	10,296	10,503	2,337
Commercial real estate	501	506	230	88	90	40
Commercial construction	280	280	22	—	—	—
Business banking	17,225	21,418	578	8,920	13,176	571
Residential real estate	15,799	15,799	1,639	13,015	14,072	1,399
Consumer home equity	2,688	2,688	277	2,889	2,913	322

Sub-total	42,285	46,712	5,774	35,208	40,754	4,669

Total	$78,635	$87,792	$5,774	$87,756	$96,998	$4,669

The following tables display information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020		June 30, 2020
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$12,304	$49	$16,592	$119
Commercial real estate	4,401	44	5,946	89
Business banking	2,392	17	2,339	36
Residential real estate	11,678	125	11,728	252
Consumer home equity	3,315	16	3,155	37
Other Consumer	22	—	23	1

Sub-total	34,112	251	39,783	534

With an allowance recorded:
Commercial and industrial	6,545	—	9,138	—
Commercial real estate	510	—	429	—
Commercial construction	93	—	47	—
Business banking	12,955	15	10,869	30
Residential real estate	14,664	169	14,707	343
Consumer home equity	2,706	22	3,087	51

Sub-total	37,473	206	38,277	424

Total	$71,585	$457	$78,060	$958

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019		June 30, 2019
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$12,022	$108	$11,343	$177
Commercial real estate	11,443	74	11,176	148
Business banking	1,465	—	1,332	—
Residential real estate	11,935	131	11,978	259
Consumer home equity	1,989	26	2,034	51

Sub-total	38,854	339	37,863	635

With an allowance recorded:
Commercial and industrial	$4,386	$—	$3,629	$—
Commercial real estate	1,179	—	634	—
Business banking	7,314	—	6,937	—
Residential real estate	12,606	153	12,625	302
Consumer home equity	2,320	30	2,373	59

Sub-total	27,805	183	26,198	361

Total	$66,659	$522	$64,061	$996

Purchased Credit Impaired Loans

The following table displays the outstanding and carrying amounts of PCI loans as of the dates indicated:

	June 30,	December 31,
	2020	2019
	(In Thousands)
Outstanding balance	$13,572	$15,149
Carrying amount	12,411	13,451

The excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. The following summarizes activity in the accretable yield for the PCI loan portfolio:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Balance at beginning of period	$3,346	$5,526	$3,923	$6,161
Acquisition	—	—	—	—
Accretion	(338)	(569)	(760)	(1,142)
Other change in expected cash flows	(10)	(338)	(165)	(400)
Reclassification (to) from non-accretable difference for loans with (deteriorated) improved cash flows	(4)	855	(4)	855

Balance at end of period	$2,994	$5,474	$2,994	$5,474

The estimate of cash flows expected to be collected is regularly re-assessed subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods serves, first, to reduce any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans.

Loan Participations

The Company occasionally purchases commercial loan participations. These loan participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans. As of June 30, 2020 and December 31, 2019, the Company held commercial loan participation interests totaling $1.1 billion and $965.1 million, respectively.

The following table summarizes the Company’s loan participations:

	As of and for the six months ended June 30, 2020				As of and for the year ended December 31, 2019
	Balance	NPL Rate (%)	Impaired (%)	Gross Charge-offs	Balance	NPL Rate (%)	Impaired (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$668,667	1.62%	1.62%	$—	$586,346	2.76%	2.76%	$—
Commercial real estate	305,676	0.00%	0.00%	—	314,487	0.00%	0.00%	—
Commercial construction	86,636	0.00%	0.00%	—	64,259	0.00%	0.00%	—
Business banking	38	0.00%	0.00%	15	57	0.00%	0.00%	—

Total loan participations	$1,061,017	1.02%	1.02%	$15	$965,149	1.68%	1.68%	$—

5. Leases

The Company leases certain office space and equipment under various noncancelable operating leases. These leases have original terms ranging from 1 year to 25 years. Operating lease liabilities and right of use (ROU) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s consolidated balance sheets.

As of June 30, 2020, the Company had the following related to operating leases:

As of June 30, 2020
(in thousands)
Right-of-use assets	$87,573
Lease liabilities	$91,221

The following table is a summary of the Company’s components of net lease cost for the three and six months ended June 30, 2020:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	(in thousands)	(in thousands)
Operating lease cost	$3,601	$7,215
Finance lease cost	17	20
Variable lease cost	448	970

Total lease cost	$4,066	$8,205

The rent expense under real estate operating leases for the three and six months ended June 30, 2019 amounted to $3.5 million and $7.1 million, respectively. The rent expense under equipment operating leases for the three and six months ended June 30, 2019 amounted to $0.2 million and $0.3 million, respectively.

During the three and six months ended June 30, 2020, the Company made $3.5 million and $7.1 million, respectively, in cash payments for operating and finance lease payments.

Finance leases are not material and are included in other assets, net in the Company’s consolidated balance sheets.

Supplemental balance sheet information related to operating leases as of June 30, 2020 is as follows:

As of June 30, 2020
Weighted-average remaining lease term (in years)	8.84
Weighted-average discount rate	2.63%

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at June 30, 2020 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company’s Consolidated Balance Sheet in other liabilities.

(in thousands)
Remainder of 2020	$7,098
2021	13,746
2022	12,746
2023	12,206
2024	11,402
Thereafter	45,534

Total minimum lease payments	$102,732
Less: amount representing interest	11,511

Present value of future minimum lease payments	$91,221

6. Goodwill and Other Intangibles

The following tables sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization by reporting unit at the dates indicated below:

	June 30, 2020
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In Thousands)
Balances not subject to amortization
Goodwill	$298,611	$70,420	$369,031
Balances subject to amortization
Insurance agency	—	6,844	6,844
Core deposits	456	—	456

Total other intangible assets	456	6,844	7,300

Total goodwill and other intangible assets	$299,067	$77,264	$376,331

	December 31, 2019
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In Thousands)
Balances not subject to amortization
Goodwill	$298,611	$70,420	$369,031
Balances subject to amortization
Insurance agency	—	7,949	7,949
Core deposits	754	—	754

Total other intangible assets	754	7,949	8,703

Total goodwill and other intangible assets	$299,365	$78,369	$377,734

The Company assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company considered the current economic conditions including the potential impact of the COVID-19 pandemic as it pertains to the goodwill above and determined that there was no indication of impairment related to goodwill as of June 30, 2020. Additionally, the Company did not record any impairment charges during the year ended December 31, 2019.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of COVID-19 as it pertains to these intangible assets and determined that there was no indication of impairment related to other intangible assets as of June 30, 2020.

7. Income Taxes

The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Combined federal and state income tax provisions	$7,197	$11,032	$8,495	$20,710
Effective income tax rates	19.4%	23.9%	18.2%	23.3%

The Company’s provision for income taxes was $7.2 million and $11.0 million for the three months ended June 30, 2020 and 2019, respectively, and $8.5 million and $20.7 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in income tax expense was due primarily to lower pre-tax income during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, while investment tax credits and other favorable permanent differences remained relatively constant.

The Company believes that it is more likely than not that its deferred tax assets as of June 30, 2020 and December 31, 2019 will be realized. As such, there was no deferred tax asset valuation allowance as of June 30, 2020 and December 31, 2019.

The Company files tax returns in the U.S. federal jurisdiction and various states. As of June 30, 2020, the Company’s open tax years for examination by the Internal Revenue Services (“IRS”) were 2016, 2017 and 2018. The Company’s open tax years for examination by state tax authorities varies by state, but no years prior to 2013 are open. The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however the IRS and/or state jurisdiction, upon examination, could disagree with the Company’s interpretation.

Management has performed an evaluation of the Company’s uncertain tax positions and determined that a liability for unrecognized tax benefits at June 30, 2020 and December 31, 2019 was not needed.

8. Low Income Housing Tax Credits and Other Tax Credit Investments

The Company has invested in several separate Low Income Housing Tax Credits (“LIHTC”) projects, also referred to as qualified affordable housing projects, which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. Typically, none of the original investment is expected to be repaid. The return on these investments is generally generated through tax credits and tax losses. The Company accounts for its investments in LIHTC projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The Company’s maximum exposure to loss in its investments in qualified affordable housing projects is limited to its carrying value included in other assets. The Company will continue to use the proportional amortization method on any new investments going forward.

The following table presents the Company’s investments in low income housing projects accounted for using the proportional amortization method for the periods indicated:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	(In Thousands)
Current recorded investment included in other assets	$46,552	$37,665
Commitments to fund qualified affordable housing projects included in recorded investment noted above	23,821	18,042
Tax credits and benefits (1)	3,058	5,962
Amortization of investments included in current tax expense (2)	2,452	4,782

(1)	Amount reflects tax credits and tax benefits recognized in the consolidated statement of income for the six months ended June 30, 2020 (unaudited) and the year ended December 31, 2019.
(2)	Amount reflects amortization of qualified affordable housing projects for the six months ended June 30, 2020 (unaudited) and the year ended December 31, 2019.

9. Employee Benefits

Components of Net Periodic Benefit Cost

The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$6,231	$4,730	$12,463	$9,463
Interest cost	2,615	2,750	5,232	5,500
Expected return on plan assets	(7,425)	(5,906)	(14,850)	(11,812)
Past service cost	6	11	12	22
Recognized net actuarial loss	2,361	1,811	4,721	3,622

Net periodic benefit cost	$3,788	$3,396	$7,578	$6,795

Service costs for the Defined Benefit Plan, the BEP, and the DB SERP are recognized within salaries and employee benefits in the statement of income. Service costs for the Outside Directors’ Retainer Continuance Plan are recognized within professional services in the statement of income. During the six months ended June 30, 2020, the Company made contributions for the Defined Benefit Plan of $32.5 million.

10. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

In order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates, the Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit, and forward commitments to sell loans, all of which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in each particular class of financial instruments.

Substantially all of the Company’s commitments to extend credit, which normally have fixed expiration dates or termination clauses, are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with terms of agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. For forward loan sale commitments, the contract or notional amount does not represent exposure to credit loss. The Company does not sell loans with recourse.

The following table summarizes the above financial instruments as of the dates indicated:

	June 30, 2020	December 31, 2019
	(In Thousands)
Commitments to extend credit	$3,745,517	$3,606,182
Standby letters of credit	57,402	60,124
Forward commitments to sell loans	67,745	21,357

Other Contingencies

The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company’s consolidated financial statements.

As a member of the Federal Reserve System, the Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. However, in response to the COVID-19 pandemic, the Federal Reserve temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of June 30, 2020. The amount of this reserve requirement included in cash and cash equivalents was approximately $3.7 million on December 31, 2019.

11. Derivative Financial Instruments

The Company uses derivative financial instruments to manage the Company’s interest rate risk resulting from the differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers (“customer-related positions”) and risk participation agreements entered into as financial guarantees of performance on customer-related interest rate swap derivatives. Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not the instrument qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote.

Interest Rate Positions

An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into interest rate swaps in which they pay floating and receive fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate commercial loans. The Company has interest rate swaps that effectively convert the floating rate one-month LIBOR interest payments received on the commercial loans to a fixed rate and consequently reduce the Bank’s exposure to variability in short-term interest rates. The Company also has interest rate swaps that are based on overnight indexed swap rates. These swaps are accounted for as cash flow hedges and therefore changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income.

The following table reflects the Company’s derivative positions as of June 30, 2020 and December 31, 2019 for interest rate swaps which qualify as cash flow hedges for accounting purposes.

June 30, 2020
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In Thousands)	(In Years)			(In Thousands)

Interest rate swaps on loans	900,000	1.27	0.18%	2.57%	(38)

Total	$900,000				$(38)

December 31, 2019
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In Thousands)	(In Years)			(In Thousands)

Interest rate swaps on loans	2,120,000	2.16	1.74%	2.11%	(321)

Total	$2,120,000				$(321)

(1)	Fair value included net accrued interest receivable of $1.0 million at June 30, 2020 and $0.4 million at December 31, 2019.

Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions because of the probable phase-out of LIBOR. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. Although the full impact of a transition, including the potential or actual discontinuance of LIBOR publication, remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in the Company’s financial assets and liabilities. A transition away from LIBOR may also require extensive changes to the contracts that govern these LIBOR-based products, as well as the Company’s systems and processes.

The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 2 years.

The Company expects approximately $20.6 million and $10.7 million to be reclassified into interest income from other comprehensive income related to the Company’s cash flow hedges in the next twelve months as of June 30, 2020 and December 31, 2019, respectively. This reclassification is due to anticipated payments that will be received on the swaps based upon the forward curve as of June 30, 2020 and December 31, 2019.

The Company expects approximately $12.8 million to be reclassified into interest income from other comprehensive income related to the Company’s terminated cash flow hedges in the next 12 months as of June 30, 2020. This reclassification is due to the amortization of realized but unrecognized gains from the termination of interest rate swaps during the period ended June 30, 2020. At June 30, 2020, the remaining unamortized gain on terminated cash flow hedges is $30.6 million.

As of June 30, 2020 and December 31, 2019, the Company’s exposure to CME and the fair value of interest rate swap derivatives which qualify as cash flow hedges that contain credit-risk related contingent features that are in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was less than $0.1 million and $0.3 million, respectively. In addition, at June 30, 2020 and December 31, 2019, the Company had posted initial-margin collateral in the form of cash and a U.S. Treasury Note, to CME for these derivatives amounting to $18.7 million and $22.8 million, respectively. The cash and U.S. Treasury Note were considered restricted assets and were included in cash and due from banks and in available for sale securities, respectively.

Customer-Related Positions

Interest rate swaps offered to commercial customers do not qualify as hedges for accounting purposes. These swaps allow the Company to retain variable rate commercial loans while allowing the commercial customer to synthetically fix the loan rate by entering into a variable-to-fixed rate interest rate swap. The Company believes that its exposure to commercial customer derivatives is limited to nonperformance by either the customer or the dealer because these contracts are simultaneously matched at inception with an offsetting dealer transaction.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allow the Company to participate-out (fee paid) or participate-in (fee received) the risk associated with certain derivative positions executed with the borrower by the lead bank in a customer-related interest rate swap derivative.

Foreign exchange contracts consist of those offered to commercial customers and those entered into to hedge the Company’s foreign currency risk associated with a foreign-currency loan. Neither qualifies as a hedge for accounting purposes. These commercial customer derivatives are offset with matching derivatives with correspondent-bank counterparties in order to minimize foreign exchange rate risk to the Company. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. Neither the Company, nor the correspondent-bank counterparty are required to post collateral but each has established foreign-currency transaction limits to manage the exposure risk. The Company requires its customers to post collateral to minimize risk exposure.

The following table presents the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging.

	June 30, 2020
	Number of Positions	Total Notional
	(Dollars in Thousands)
Interest rate swaps	603	$3,775,850
Risk participation agreements	66	290,131
Foreign exchange contracts:
Matched commercial customer book	86	9,252
Foreign currency loan	23	7,986

	December 31, 2019
	Number of Positions	Total Notional
Interest rate swaps	603	$3,749,474
Risk participation agreements	67	299,576
Foreign exchange contracts:
Matched commercial customer book	62	29,990
Foreign currency loan	23	7,310

The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet for the periods indicated.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2020	Fair Value at December 31, 2019	Balance Sheet Location	Fair Value at June 30, 2020	Fair Value at December 31, 2019
	(In Thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	Other liabilities	$38	$321

Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$171,433	$64,463	Other liabilities	$51,319	$18,057
Risk participation agreements	Other assets	995	482	Other liabilities	1,500	606
Foreign currency exchange contracts - matched customer book	Other assets	151	469	Other liabilities	40	428
Foreign currency exchange contracts - foreign currency loan	Other assets	—	—	Other liabilities	173	203

		$172,579	$65,414		$53,032	$19,294

Total		$172,579	$65,414		$53,070	$19,615

The table below presents the net effect of the Company’s derivative financial instruments on the consolidated income statements as well as the effect of the Company’s derivative financial instruments included in OCI as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Derivatives designated as hedges:
Gain in OCI on derivatives	$3,455	$16,054	$47,011	$21,914

Gain reclassified from OCI into interest income (effective portion)	7,134	231	10,246	524

Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)

Interest income	—	—	—	—

Other income	—	—	—	—

Total	—	—	—	—

Derivatives not designated as hedges:
Customer-related positions:
(Loss) recognized in interest rate swap income	$(687)	$(2,129)	$(6,967)	$(3,356)
(Loss) recognized in interest rate swap income for risk participation agreements	(80)	(157)	(381)	(98)
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	96	(41)	69	(40)
Foreign currency loan	(367)	(32)	30	(24)

Total (loss) for derivatives not designated as hedges	$(1,039)	$(2,359)	$(7,249)	$(3,518)

The Company has agreements with its customer-related interest rate swap derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its customer-related interest rate swap derivative correspondent-bank counterparties that contain a provision whereby if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

The Company’s exposure related to its customer-related interest rate swap derivative consists of exposure on cleared derivative transactions and exposure on non-cleared derivative transactions.

Cleared derivative transactions are with CME and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At June 30, 2020 and December 31, 2019, the Company’s exposure to CME for settled variation margin in excess of the customer-related interest rate swap termination values was $0.3 million, and $1.5 million, respectively. In addition, at June 30, 2020 and December 31, 2019, the Company had posted initial-margin collateral in the form of a U.S. Treasury Note amounting to $42.2 million and $27.6 million, respectively, to CME for these derivatives. The cash and U.S. Treasury Note were considered restricted assets and were included in cash and due from banks and in available for sale securities, respectively.

At June 30, 2020 and December 31, 2019 the fair value of non-cleared customer-related interest rate swap derivatives that contain credit-risk related contingent features that are in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $51.3 million and $14.6 million, respectively. The Company has minimum collateral posting thresholds with its non-cleared customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At June 30, 2020 and December 31, 2019, the Company had posted collateral in the form of cash amounting to $51.7 million and $22.2 million, respectively, which was considered to be a restricted asset and was included in other short-term investments. If the Company had breached any of these provisions at June 30, 2020 or December 31, 2019, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.

12. Balance Sheet Offsetting

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of June 30, 2020 and December 31, 2019, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following table presents the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its financial position, as of the dates indicated:

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement		Collateral
	Amounts	Financial	of Financial	Financial Instruments	Pledged (Received)	Net Amount
Description	Recognized	Position	Position
	(In Thousands)
	As of June 30, 2020
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	171,433	—	171,433	8	—	171,425
Risk participation agreements	995	—	995	—	—	995
Foreign currency exchange contracts - matched customer book	151	—	151	1	—	150

	$172,579	$—	$172,579	$9	$—	$172,570

Derivative Liabilities
Interest rate swaps	$38	$—	$38	$38	$—	$—
Customer-related positions:
Interest rate swaps	51,319	—	51,319	8	51,311	—
Risk participation agreements	1,500	—	1,500	—	—	1,500
Foreign currency exchange contracts - matched customer book	40	—	40	1	(7)	46
Foreign currency exchange contracts - foreign currency loan	173	—	173	—	—	173

	$53,070	$—	$53,070	$47	$51,304	$1,719

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement		Collateral
	Amounts	Financial	of Financial	Financial	Pledged	Net
Description	Recognized	Position	Position	Instruments	(Received)	Amount
	(In Thousands)
	As of December 31, 2019
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	64,463	—	64,463	1,434	—	63,029
Risk participation agreements	482	—	482	—	—	482
Foreign currency exchange contracts - matched customer book	469	—	469	7	(462)	—

	$65,414	$—	$65,414	$1,441	$(462)	$63,511

Derivative Liabilities
Interest rate swaps	$321	$—	$321	$321	$—	$—
Customer-related positions:
Interest rate swaps	18,057	—	18,057	1,434	16,623	—
Risk participation agreements	606	—	606	—	—	606
Foreign currency exchange contracts - matched customer book	428	—	428	7	—	421
Foreign currency exchange contracts - foreign currency loan	203	—	203	—	—	203

	$19,615	$—	$19,615	$1,762	$16,623	$1,230

13. Fair Value of Assets and Liabilities

The Company uses fair value measurements to record adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement, and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and Cash Equivalents

For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value.

Trading Securities

Trading securities consisted of fixed income municipal securities and were recorded at fair value. All fixed income securities were categorized as Level 2 as the valuations were estimated by a third-party pricing vendor using a valuation matrix with inputs including observable bond interest rate tables, recent transactions, and yield relationships.

Available for Sale Securities

Available for sale securities consisted of U.S. Treasury securities, U.S. government-sponsored residential mortgage-backed securities, state and municipal bonds, and others such as a qualified zone academy bond, and were recorded at fair value.

The Company’s U.S. Treasury securities are traded on active markets and therefore these securities were classified as Level 1.

The fair value of other U.S. government-sponsored residential mortgage-backed securities was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2.

Municipal bonds were classified as Level 2 for the same reasons described for the trading municipal securities.

The valuation technique for the qualified zone academy bond was a discounted cash flow methodology using market discount rates. The assumptions used included at least one significant model assumption or input that was unobservable, and therefore, this security was classified as Level 3.

Fair value was based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. The estimated fair value of the Company’s securities available for sale, by type, is disclosed in Note 3.

Loans Held for Sale

Fair value of loans held for sale, whose carrying amounts approximate fair value, was estimated using the anticipated market price based upon pricing indications provided by investor banks.

Loans

The fair value of commercial construction, commercial and industrial lines of credit, and certain other consumer loans was estimated by discounting the contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

For commercial, commercial real estate, residential real estate, automobile, and consumer home equity loans, fair value was estimated by discounting contractual cash flows adjusted for prepayment estimates using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. For loans held for sale, whose carrying amounts approximate fair value, the fair value was estimated by the anticipated market price based upon pricing indications provided by investor banks.

The fair value of PPP loans, which are fully guaranteed by the SBA, approximates the carrying amount.

Loans that are deemed to be impaired were recorded at the fair value of the underlying collateral, if the loan is collateral-dependent, or at a carrying value based upon expected cash flows discounted using the loan’s effective interest rate.

FHLB Stock

The fair value of FHLB stock approximates the carrying amount based on the redemption provisions of the FHLB.

Rabbi Trust Investments

Rabbi trust investments consisted primarily of cash and cash equivalents, U.S. Government agency obligations, equity securities, mutual funds and other exchange-traded funds, and were recorded at fair value and included in other assets. The purpose of these rabbi trust investments is to fund certain executive non-qualified retirement benefits and deferred compensation.

The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2. The equity securities and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1. Mutual funds at net asset value amounted to $46.4 million at June 30, 2020 and $16.2 million at December 31, 2019. There were no redemption restrictions on these mutual funds at the end of any period presented.

Bank-Owned Life Insurance

The fair value of bank-owned life insurance was based upon quotations received from bank-owned life insurance dealers.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and interest checking accounts, and money market accounts, was equal to their carrying amount. The fair value of time deposits was based on the discounted value of contractual cash flows using current market interest rates.

The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the wholesale market (core deposit intangibles).

Other Borrowed Funds

For other borrowed funds that mature in 90 days or less, the carrying amount reported in the consolidated balance sheets approximates fair value. For borrowed funds that mature in more than 90 days, the fair value was based on the discounted value of the contractual cash flows applying interest rates currently being offered in the market.

FHLB Advances

The fair value of FHLB advances was based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar remaining maturities.

Escrow Deposits of Borrowers

The fair value of escrow deposits of borrowers, which have no stated maturity, approximates the carrying amount.

Interest Rate Swaps

The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at June 30, 2020 and December 31, 2019, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.

Risk Participations

The fair value of risk participations was determined based upon the total expected exposure of the derivative which considers the present value of cash flows discounted using market-based inputs and was categorized as Level 2 within the fair value hierarchy. The fair value also included a credit valuation adjustment which evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.

Foreign Currency Forward Contracts

The fair values of foreign currency forward contracts were based upon the remaining expiration period of the contracts and bid quotations received from foreign exchange contract dealers and were categorized as Level 2 within the fair value hierarchy.

The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 were as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Assets
Cash and cash equivalents	$1,432,561	$1,432,561	$362,602	$362,602
Trading securities	—	—	961	961
Securities available for sale	1,600,354	1,600,354	1,508,236	1,508,236
Loans held for sale	2,972	2,972	26	26
Loans, net of allowance for loan losses	9,862,980	10,191,776	8,889,184	9,116,018
Accrued interest receivable	28,017	28,017	26,835	26,835
FHLB stock	8,805	8,805	9,027	9,027
Rabbi trust investments	78,808	78,808	78,012	78,012
Bank-owned life insurance	77,528	77,528	77,546	77,546
Interest rate swap contracts
Customer-related positions	171,433	171,433	64,463	64,463
Risk participation agreements	995	995	482	482
Foreign currency forward contracts
Matched customer book	151	151	469	469

Liabilities
Deposits	$11,846,765	$11,847,001	$9,551,392	$9,548,889
Other borrowed funds	—	—	201,082	201,082
FHLB advances	14,922	14,847	18,964	18,188
Escrow deposits of borrowers	14,233	14,233	15,349	15,349
Accrued interest payable	370	370	1,712	1,712
Interest rate swap contracts
Cash flow hedges - interest rate positions	38	38	321	321
Customer-related positions	51,319	51,319	18,057	18,057
Risk participation agreements	1,500	1,500	606	606
Foreign currency forward contracts
Matched customer book	40	40	428	428
Foreign currency loan	173	173	203	203

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in	Significant
Description		Active Markets	Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	June 30, 2020	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(Dollars in thousands)
Assets
Securities available for sale
U.S. Treasury securities	$60,936	$60,936	$—	$—
Government-sponsored residential mortgage-backed securities	1,251,799	—	1,251,799	—
State and municipal bonds and obligations	281,340	—	281,340	—
Other bonds	6,279	—	—	6,279
Rabbi trust investments	78,808	71,248	7,560	—
Interest rate swap contracts
Customer-related positions	171,433	—	171,433	—
Risk participation agreements	995	—	995	—
Foreign currency forward contracts
Matched customer book	151	—	151	—

Total	$1,851,741	$132,184	$1,713,278	$6,279

Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$38	$—	$38	$—
Customer-related positions	51,319	—	51,319	—
Risk participation agreements	1,500	—	1,500	—
Foreign currency forward contracts
Matched customer book	40	—	40	—
Foreign currency loan	173	—	173	—

Total	$53,070	$—	$53,070	$—

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in	Significant
Description	Balance as of	Active Markets	Other	Significant
	December 31, 2019	for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars In Thousands)
Assets
Trading securities
Municipal bonds	$961	$—	$961	$—
Securities available for sale
U.S. Treasury securities	50,420	50,420
Government-sponsored residential mortgage-backed securities	1,167,968	—	1,167,968	—
State and municipal bonds and obligations	283,538	—	283,538	—
Other bonds	6,310	—	—	6,310
Rabbi trust investments	78,012	63,945	14,067	—
Interest rate swap contracts
Customer-related positions	64,463	—	64,463	—
Risk participation agreements	482	—	482	—
Foreign currency forward contracts
Matched customer book	469	—	469	—

Total	$1,652,623	$114,365	$1,531,948	$6,310

Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$321	$—	$321	$—
Customer-related positions	18,057	—	18,057	—
Risk participation agreements	606	—	606	—
Foreign currency forward contracts
Matched customer book	428	—	428	—
Foreign currency loan	203	—	203	—

Total	$19,615	$—	$19,615	$—

There were no transfers to or from Level 1, 2 and 3 during the six months ended June 30, 2020 and year ended December 31, 2019.

For the fair value measurements which are classified as Level 3 within the fair value hierarchy, the Company’s Treasury and Finance groups determine the valuation policies and procedures. For the valuation of the qualified zone academy bond, the Company uses third-party valuation information. Management determined that no changes to the quantitative unobservable inputs were necessary. Management employs various techniques to analyze the valuation it receives from third parties, such as analyzing changes in market yields. Management reviews changes in fair value from period to period to ensure that values received from the third parties are consistent with their expectation of the market.

The tables below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2020 and 2019:

Securities Available for Sale
(Dollars In Thousands)
Balance at January 1, 2019	$6,045
Gains and losses (realized/unrealized):
Included in earnings	55

Balance at June 30, 2019	$6,100

Balance at January 1, 2020	$6,310
Gains and losses (realized/unrealized):
Included in net income	55
Included in other comprehensive income	(86)

Balance at June 30, 2020	$6,279

Balance at April 1, 2019	$6,073
Gains and losses (realized/unrealized):
Included in earnings	27

Balance at June 30, 2019	$6,100

Balance at April 1, 2020	$6,249
Gains and losses (realized/unrealized):
Included in earnings	27
Included in other comprehensive income	3

Balance at June 30, 2020	$6,279

The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of June 30, 2020 and December 31, 2019.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant
Description		Markets for	Other	Significant
	Balance as of June 30, 2020	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Other real estate owned	$40	$—	$—	$40
Collateral-dependent impaired loans whose fair value is based upon appraisals	13,011	—	—	13,011

Total	$13,051	$—	$—	$13,051

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant
Description		Markets for	Other	Significant
	Balance as of December 31, 2019	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$4,261	$—	$—	4,261

For the valuation of the other real estate owned and collateral-dependent impaired loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

Impaired loans in which the reserve was established based upon expected cash flows discounted at the loan’s effective interest rate are not deemed to be measured at fair value.

14. Revenue from Contracts with Customers

The Company adopted the new revenue recognition standard under ASC 606 on January 1, 2019 using the modified retrospective approach. Revenue recognition remained substantially unchanged following adoption of ASC 606 and, therefore, there were no material changes to the Company’s consolidated financial statements at or for the year ended December 31, 2019, as a result of adopting the new guidance.

The Company derives a portion of its noninterest income from contracts with customers, as such, revenue from such arrangements is recognized when control of goods or services is transferred to the customer, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company measures revenue and timing of recognition by applying the following five steps:

1.	Identify the contract(s) with the customers

2.	Identify the performance obligations

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Performance obligations

The Company’s performance obligations are generally satisfied either at a point in time or over time, as services are rendered. Unsatisfied performance obligations at the report date are not material to the Company’s consolidated financial statements.

The Company has disaggregated its revenue within the scope of ASC 606 by type of service, as presented in the table below. These categories reflect how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Insurance commissions	$22,697	$24,135	$50,174	$48,897
Service charges on deposit accounts	4,364	6,771	10,462	13,175
Trust and investment advisory fees	5,194	4,980	10,289	9,608
Debit card processing fees	2,337	2,638	4,807	5,048
Other non-interest income	1,485	2,045	3,537	3,919

Total noninterest income in-scope of ASC 606	36,077	40,569	79,269	80,647
Total noninterest income out-of-scope of ASC 606	11,580	5,063	1,757	12,785

Total noninterest income	$47,657	$45,632	$81,026	$93,432

Additional information related to each of the revenue streams is further noted below.

Insurance Commissions

The Company acts as an agent in offering property, casualty, and life and health insurance to both commercial and consumer customers though Eastern Insurance Group LLC. The Company earns a fixed commission on the sales of these products and services. The Company may also earn bonus commissions based upon meeting certain volume thresholds. In general, the Company recognizes commission revenues when earned based upon the effective date of the policy. For certain insurance products, the Company may also earn and recognize annual residual commissions commensurate with annual premiums being paid.

The Company also earns profit-sharing, or contingency revenues from the insurers with whom the Company places business. These profit-sharing revenues are performance bonuses from the insurers based upon certain performance metrics such as floors on written premiums, loss rates, and growth rates. Because the Company’s expectation of the ultimate profit-sharing revenue amounts to be earned can vary from period to period, the Company does not recognize this revenue until it has concluded that, based on all the facts and information available, it is probable that a significant revenue reversal will not occur in future periods.

Insurance commissions earned but not yet received amounted to $7.7 million as of June 30, 2020, and $3.9 million as of December 31, 2019, and were included in other assets.

Deposit Service Charges

The Company offers various deposit account products to its customers governed by specific deposit agreements applicable to either personal customers or business customers. These agreements identify the general conditions and obligations of both parties and include standard information regarding deposit account-related fees.

Deposit account services include providing access to deposit accounts as well as access to the various deposit transactional services of the Company. These transactional services are primarily those that are identified in the standard fee schedule, and include, but are not limited to, services such as overdraft protection, wire transfer, and check collection. The Company charges monthly fixed service fees associated with the customer having access to the deposit account as well as separate fixed fees associated with and at the time specific transactions are entered into by the customer. As such, the Company considers that its performance obligations are fulfilled when customers are provided deposit account access or when the requested deposit transaction is completed.

Cash Management

Cash management services are a subset of the deposit service charges revenue stream. These services include ACH transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash Management fees earned but not yet received amounted to $0.8 million as of both June 30, 2020 and December 31, 2019 and were included in other assets.

Debit Card Processing Fees

The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both June 30, 2020 and December 31, 2019 and were included in other assets.

Trust and Investment Advisory Fees

The Company offers investment management and trust services to individuals, institutions, small businesses and charitable institutions. Each investment management product is governed by its own contract along with a separate identifiable fee schedule unique to that product. The Company also offers additional services, such as estate settlement, financial planning, tax services, and other special services quoted at the customer’s request.

The asset management and/or custody fees are primarily based upon a percentage of the monthly valuation of the principal assets in the customer’s account. Customers are also charged a base fee which is prorated over a twelve-month period. Fees for additional or special services are generally fixed in nature and are charged as services are rendered. All revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided.

Other Noninterest Income

The Company earns various types of other noninterest income that fall within the scope of the new revenue recognition rules and have been aggregated into one general revenue stream in the table noted above. The amount includes, but is not limited to, the following types of revenue with customers: safe deposit rent, ATM surcharge fees, customer checkbook fees and insured cash sweep fee income. Individually, these sources of noninterest income are immaterial.

15. Other Comprehensive Income

The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount

	(Dollars In Thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale	$511	$(97)	$414	$34,313	$(7,612)	$26,701
Less: reclassification adjustment for gains included in net income	163	(36)	127	285	(63)	222

Net change in fair value of securities available for sale	348	(61)	287	34,028	(7,549)	26,479
Unrealized gains (losses) on cash flow hedges:

Change in fair value of cash flow hedges	3,455	(971)	2,484	47,011	(13,215)	33,796
Less: net cash flow hedge losses reclassified into interest income	7,134	(2,005)	5,129	10,246	(2,880)	7,366

Net change in fair value of cash flow hedges	(3,679)	1,034	(2,645)	36,765	(10,335)	26,430
Defined benefit pension plans:

Amortization of actuarial net loss	4,721	(1,326)	3,395	4,721	(1,326)	3,395

Amortization of prior service cost	12	(3)	9	12	(3)	9

Net change in other comprehensive income for defined benefit postretirement plans	4,733	(1,329)	3,404	4,733	(1,329)	3,404

Total other comprehensive income	$1,402	$(356)	$1,046	$75,526	$(19,213)	$56,313

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount

	(Dollars In Thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale	$15,006	$(3,354)	$11,652	$47,135	$(10,454)	$36,681
Less: reclassification adjustment for gains included in net income	1,966	(448)	1,518	2,016	(459)	1,557

Net change in fair value of securities available for sale	13,040	(2,906)	10,134	45,119	(9,995)	35,124
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	16,054	(4,513)	11,541	21,914	(6,160)	15,754
Less: net cash flow hedge losses reclassified into interest income	231	(65)	166	524	(147)	377

Net change in fair value of cash flow hedges	15,823	(4,448)	11,375	21,390	(6,013)	15,377

Total other comprehensive income	$28,863	$(7,354)	$21,509	$66,509	$(16,008)	$50,501

(1)

Includes amortization of $0.3 million of the remaining balance of realized but unrecognized gains, net of tax, from the termination of interest rate swaps during Q2 2020. The original gain of $22.3 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $22.0 million, net of tax, at June 30, 2020.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In Thousands)
Beginning balance: January 1, 2020	$21,798	$15,624	$81,269	$(43,847)
Other comprehensive income (loss) before reclassifications	26,701	33,796	—	60,497
Less: Amounts reclassified from accumulated other comprehensive income	222	7,366	3,404	4,184

Net current-period other comprehensive income	26,479	26,430	(3,404)	56,313

Ending Balance: June 30, 2020	$48,277	$42,054	$77,865	$12,466

Beginning Balance: January 1, 2019	$(19,360)	$2,988	$59,389	$(75,761)
Other comprehensive income (loss) before reclassifications	36,681	15,754	—	52,435
Less: Amounts reclassified from accumulated other comprehensive income	1,557	377	—	1,934

Net current-period other comprehensive income	35,124	15,377	—	50,501

Ending Balance: June 30, 2019	$15,764	$18,365	$59,389	$(25,260)

16. Segment Reporting

The Company’s primary reportable segment is its banking business, which offers a range of commercial, retail, wealth management and banking services, and consists primarily of attracting deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, to originate loans in a variety of sectors and to invest in securities. Revenue from the banking business consists primarily of interest earned on loans and investment securities. In addition to its banking business reportable segment, the Company has an insurance agency business reportable segment, which consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients. Revenue from the insurance agency business consists primarily of commissions on sales of insurance products and services.

Results of operations and selected financial information by segment and reconciliation to the consolidated financial statements as of and for the three months ended June 30, 2020 and 2019, and for the six months ended June 30, 2020 and 2019, was as follows:

	As of and for the three months ended June 30,
	2020				2019
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(dollars in thousands)
Net interest income	$98,755	$—	$—	$98,755	$103,523	$—	$—	$103,523
Provision for loan losses	8,600	—	—	8,600	1,500	—	—	1,500

Net interest income after provision for loan losses	90,155	—	—	90,155	102,023	—	—	102,023
Noninterest income	23,779	23,886	(8)	47,657	21,143	24,489	—	45,632
Noninterest expense	81,713	20,084	(1,032)	100,765	83,205	19,200	(835)	101,570

Income before provision for income taxes	32,221	3,802	1,024	37,047	39,961	5,289	835	46,085
Income tax provision	6,121	1,076	—	7,197	9,517	1,515	—	11,032

Net income	$26,100	$2,726	$1,024	$29,850	$30,444	$3,774	$835	$35,053

Total assets	$13,867,746	$193,320	$(64,543)	$13,996,523	$11,397,392	$164,576	$(48,284)	$11,513,684

Total liabilities	$12,314,286	$53,150	$(64,543)	$12,302,893	$9,975,081	$35,228	$(48,284)	$9,962,025

	For the six months ended June 30,
	2020				2019
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total

	(dollars in thousands)
Net interest income	$198,901	$—	$—	$198,901	$206,195	$—	$—	$206,195
Provision for loan losses	37,200	—	—	37,200	4,500	—	—	4,500

Net interest income after provision for loan losses	161,701	—	—	161,701	201,695	—	—	201,695
Noninterest income	30,647	50,408	(29)	81,026	43,405	50,048	(21)	93,432
Noninterest expense	160,178	37,725	(1,966)	195,937	169,096	39,067	(1,764)	206,399

Income before provision for income taxes	32,170	12,683	1,937	46,790	76,004	10,981	1,743	88,728
Income tax provision	4,906	3,589	—	8,495	17,576	3,134	—	20,710

Net income	$27,264	$9,094	$1,937	$38,295	$58,428	$7,847	$1,743	$68,018

17. Subsequent Events

Plan of Reorganization and Conversion

On June 12, 2020, the Board of Trustees of the Company adopted a Plan of Conversion (the “Plan”). Pursuant to the Plan, the Company will reorganize from a mutual holding company into a publicly traded stock form of organization. In connection with the reorganization, the Company will transfer to Eastern Bankshares, Inc., a recently formed Massachusetts corporation, 100% of the Bank’s common stock, and immediately thereafter the Company will merge into Eastern Bankshares, Inc. Pursuant to the Plan, Eastern Bankshares, Inc. will issue shares of common stock in a public offering. Eastern Bankshares, Inc. will offer 100% of its outstanding common stock to the Company’s eligible depositors, the employee stock ownership plan (“ESOP”) and certain other persons. Eastern Bankshares, Inc. will determine the range of the offering value and the number of shares of common stock to be issued based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Boards of Directors of Eastern Bankshares, Inc. and the Company have adopted an ESOP, which is permitted to subscribe for up to 8% of the common stock to be outstanding following the completion of the reorganization and the offering. The Plan provides for Eastern Bankshares, Inc. to donate to the Eastern Bank Charitable Foundation (the “Foundation”) immediately after the offering a number of authorized but previously unissued shares of Eastern Bankshares, Inc. common stock equal to 4% of the number of shares of common stock that will be issued and outstanding immediately after the offering (including the shares donated to the Foundation) (the “Stock Donation”).

On August 6, 2020, the corporators of the Company separately approved the Plan and the Stock Donation. The Board of Governors of the Federal Reserve System approved the application of Eastern Bankshares, Inc. to become a bank holding company upon the completion of the conversion, although the approval of the Federal Reserve Board is required before Eastern Bankshares, Inc. can consummate the offering. The Company has filed an application with respect to the offering with the Massachusetts Commissioner of Banks, and the Massachusetts Commissioner of Banks authorized Eastern Bankshares, Inc. to commence the offering. However, final regulatory approval is required before Eastern Bankshares, Inc. can consummate the offering. The subscription offering commenced on August 18, 2020 and expired on September 16, 2020. The Company expects that the offering will close and the conversion will be completed in October 2020.

The Plan provides that eligible account holders will receive an interest in a liquidation account maintained by Eastern Bankshares, Inc. in an amount equal to (i) the Company’s ownership interest in the Bank’s total shareholders’ equity as of the date of the latest statement of financial position included in the latest prospectus filed with the U.S. Securities and Exchange Commission for the offering, plus (ii) the value of the net assets of the Company as of the date of the latest statement of financial position of the Company prior to the consummation of the conversion (excluding its ownership of the Bank). The Plan also provides for the establishment of a parallel liquidation account maintained at the Bank to support Eastern Bankshares, Inc.’s liquidation account in the event Eastern Bankshares, Inc. does not have sufficient assets to fund its obligations under Eastern Bankshares, Inc.’s liquidation account. Eastern Bankshares, Inc. and the Bank will hold the liquidation accounts for the benefit of eligible account holders who continue to maintain deposits in the Bank after the conversion. Following the completion of the offering, Eastern Bankshares, Inc. will not be permitted to pay dividends on its capital stock if the shareholders’ equity of Eastern Bankshares, Inc. would be reduced below the amount of the liquidation account. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

Costs associated with the stock offering have been deferred and will be deducted from the proceeds of the shares sold in the stock issuance. If the stock offering is not completed, all costs will be charged to expense. At June 30, 2020, approximately $4.5 million of stock offering costs had been incurred and deferred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2020, and our results of operations for the three- and six-month periods ended June 30, 2020 and 2019. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report and the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 18, 2020.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors; the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in employment levels and other general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior; the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments; turbulence in the capital and debt markets; changes in interest rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 18, 2020. There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Company’s prospectus.

Selected Financial Data

The selected consolidated financial and other data of the Company set forth below should be read in conjunction with more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q.

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$13,996,523	$11,628,775
Cash and cash equivalents	1,432,561	362,602
Trading securities	—	961
Securities available for sale	1,600,354	1,508,236
Loans, net of allowance for loan losses and unamortized premiums, net of unearned discounts and deferred fees	9,862,980	8,899,184
Federal Home Loan Bank stock, at cost	8,805	9,027
Goodwill and other intangibles, net	376,331	377,734
Total liabilities	12,302,893	10,028,622
Total deposits	11,846,765	9,551,392
Total borrowings	29,155	235,395
Total equity	1,693,630	1,600,153
Nonperforming loans	55,395	43,775
Nonperforming assets	55,435	43,775

	Six months ended June 30,
	2020	2019
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$208,092	$224,321
Interest expense	9,191	18,126

Net interest income	198,901	206,195
Provision for loan losses	37,200	4,500

Net interest income after provision for loan losses	161,701	201,695
Noninterest income	81,026	93,432
Noninterest expense	195,937	206,399

Income before income taxes	46,790	88,728
Provision for income taxes	8,495	20,710

Net income	$38,295	$68,018

	As of and for the six months ended June 30,
	2020	2019
Performance Ratios:
Return on average assets (1) (6)	0.61%	1.21%
Return on average equity (2) (6)	4.64%	9.20%
Interest rate spread (FTE) (3) (6)	3.38%	3.80%
Net interest margin (FTE) (4) (6)	3.49%	4.03%
Noninterest expenses to average assets (6)	3.11%	3.68%
Efficiency ratio (5)	70.00%	68.89%
Average interest-earning assets to average interest-bearing liabilities	172.86%	165.60%
Capital Ratios:
Average equity to average assets	13.09%	13.16%
Total capital to risk weighted assets	14.00%	12.79%
Tier 1 capital to risk weighted assets	12.77%	11.89%
Common equity tier 1 capital to risk weighted assets	12.77%	11.89%
Tier 1 capital to average assets	9.99%	10.99%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.17%	0.92%
Allowance for loan losses as a percentage of nonperforming loans	210.55%	251.34%
Net charge-offs (recoveries) to average outstanding loans during the period (6)	0.06%	0.06%
Nonperforming loans as a percentage of total loans	0.56%	0.36%
Nonperforming loans as a percentage of total assets	0.40%	0.29%
Total nonperforming assets as a percentage of total assets	0.40%	0.29%

(1)	Represents net income divided by average total assets.

(2)	Represents net income divided by average equity.
(3)	Represents the difference between average yield on average interest-earning assets and the average cost of interest-bearing liabilities for the periods on a fully tax-equivalent (FTE) basis.
(4)	Represents net interest income as a percentage of average interest-earning assets adjusted on a FTE basis.
(5)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.
(6)	Ratios have been annualized.

Overview

We are a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $14.0 billion and $11.6 billion at June 30, 2020 and December 31, 2019, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Consumer Financial Protection Bureau.

We manage our business under two business segments: our banking business, which contributed $125.7 million, or 84.0%, of our total income (interest and dividend income and noninterest income) for the three months ended June 30, 2020 and contributed $238.7 million, or 82.6%, of our total income for the six months ended June 30, 2020, and our insurance agency business, which contributed $23.9 million, or 16.0%, of our total income for the three months ended June 30, 2020 and $50.4 million, or 17.4%, of our total income for the six months ended June 30, 2020. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division.

Banking Business

Our banking business offers a range of commercial, retail, wealth management and banking services, and consists primarily of attracting deposits from the general public, including municipalities, and investing those deposits, together with borrowings and funds generated from operations, to originate loans in a variety of sectors and to invest in securities. The financial condition and results of operations of our banking business depend primarily on (i) attracting and retaining low cost, stable deposits, (ii) using those deposits to originate and acquire loans and earn net interest income and (iii) operating expenses incurred.

Lending Activities

We use funds obtained from deposits, as well as funds obtained from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) advances and Federal funds, primarily to originate loans and to invest in securities. Our lending focuses on the following categories of loans:

Commercial Lending

•

Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of June 30, 2020 and December 31, 2019, we had total commercial and industrial loans of $2.3 billion and $1.6 billion, representing 22.7% and 18.3%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the Shared National Credit Program (“SNC Program”). As of June 30, 2020 and December 31, 2019, our SNC Program portfolio totaled $514.5 million and $419.0 million, or 22.6%% and 25.5%, respectively, of our commercial and industrial portfolio, and 41.0% and 47.0%, respectively, of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”). As of June 30, 2020 and December 31, 2019, our ABL Portfolio totaled $159.1 million and $163.0 million, or 7.0% and 9.9%, respectively, of our commercial and industrial portfolio.

•

Commercial real estate: Loans in this category include mortgage loans on commercial real estate, both investment and owner occupied. As of June 30, 2020 and December 31, 2019, we had total commercial real estate loans of $3.6 billion and $3.5 billion, representing 35.8% and 39.3%, respectively, of our total loans. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel and other types of properties. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate.

•

Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. Substantially all of our commercial construction portfolio is in commercial real estate. As of June 30, 2020 and December 31, 2019, we had total commercial construction loans of $282.2 million and $273.8 million, representing 2.8% and 3.0%, respectively, of our total loans.

•

Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $ 1 million and small investment real estate projects with exposures of under $3 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of June 30, 2020 and December 31, 2019, we had total business banking loans of $1.2 billion and $771.5 million, respectively, representing 12.3% and 8.6% of our total loans for each period, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $676.2 million and $558.8 million, respectively, as of June 30, 2020, and $229.0 million and $542.0 million, respectively, as of December 31, 2019. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans. We also engage in Small Business Association (“SBA”) lending. SBA guarantees reduce our risk of loss when default occurs and are considered a credit enhancement to the loan structure. During the three months ended June 30, 2020, we originated $1.1 billion of loans to approximately 8,100 borrowers under the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as described in further detail elsewhere in this Quarterly Report.

Residential Lending

•

Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both June 30, 2020 and December 31, 2019, we had total residential loans of $1.4 billion, representing 14.0% and 15.9%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit score and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and six months ended June 30, 2020 and year ended December 31, 2019, residential real estate mortgage originations were $256.9 million, $380.3 million and $443.0 million, respectively, of which $130.9 million, $201.4 million and $209.0 million, respectively, were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.

Consumer Lending

•

Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of June 30, 2020 and December 31, 2019, we had total consumer home equity loans of $905.5 million and $933.1 million, representing 9.0% and 10.4%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in residential real estate. Collateral consists of a senior or subordinate lien on owner-occupied residential property.

•

Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, and other personal loans. As of June 30, 2020 and December 31, 2019, we had total other consumer loans of $334.7 million and $402.4 million, representing 3.3% and 4.5%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others, income sources and reliability, credit histories, term of repayment and collateral value, as applicable. Included in this category are $181.3 million and $243.9 million of automobile loans, respectively, at June 30, 2020 and December 31, 2019.

Other Banking Products and Services

In addition to our lending activities, which are the core part of our banking business, we offer other banking products and services primarily related to (i) other commercial banking products, (ii) other consumer deposit products and (iii) wealth management services.

Other Commercial Banking Products

•

We offer a variety of deposit, treasury management, electronic banking, interest rate protection and foreign exchange products to our customers. Deposit products include checking products, both interest-bearing and noninterest-bearing, as well as money market deposits, savings deposits and certificates of deposits. Our treasury management products include a variety of cash management and payment products. Our interest rate protection and foreign exchange products include interest rate swaps and currency related transactions. As of June 30, 2020 and December 31, 2019, our total commercial deposits were $4.6 billion and $3.2 billion, respectively, and our commercial noninterest income during the three and six months ended June 30, 2020 and year ended December 31, 2019 were $21.1 million, $26.1 million and $29.8 million, respectively. As of June 30, 2020, there were no Federal funds provided to us by financial institution customers. During the month of March 2020, Federal funds provided to us by our financial institution customers were transferred to interest-bearing deposits and totaled $299.5 million as of June 30, 2020. As of December 31, 2019, Federal funds provided to us by our financial institution customers were $201.1 million.

Other Consumer Deposit Products

•

We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 89 branches located in eastern Massachusetts and New Hampshire, through our call center in our facility in Lynn, MA and through our online and mobile banking applications.

Wealth Management Services

•

Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of June 30, 2020 and December 31, 2019, we held $2.6 billion and $2.7 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the consolidated balance sheets included in this Quarterly Report. For the three and six months ended June 30, 2020 and the year ended December 31, 2019, we had noninterest income of $5.2 million, $10.3 million and $19.7 million, respectively, from providing these services.

Insurance Agency Business

Our insurance agency business consists of insurance-related activities such as acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients through our wholly owned agency, Eastern Insurance Group LLC. Our insurance products include commercial property and liability, workers compensation, life, accident and health and automobile insurance. We also offer a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and retirement and executive services. As an agency business, we do not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services is the most significant portion of our noninterest income, representing $22.7 million, $50.2 million and $90.6 million, or 47.6%, 62.0% and 49.7%, respectively, of our noninterest income during the three and six months ended June 30, 2020 and year ended December 31, 2019. Our insurance business operates through 22 non-branch offices located primarily in eastern Massachusetts and had 406 full-time equivalent employees as of June 30, 2020.

Outlook and Trends

The COVID-19 pandemic has had and continues to have an adverse effect on our business and the markets in which we operate. We expect the short-term and long-term economic consequences of the COVID-19 pandemic to our customers will continue to be significant, and that the continuing health and safety concerns relating to the ongoing pandemic will change the way we conduct our business and interact with our customers. Consistent with our philosophy of seeking to be a source of economic strength to our communities, we have taken a broad range of steps to help our colleagues, our borrowers and our communities during the COVID-19 pandemic.

Our Colleagues. For our colleagues, we have enabled more than half of our employees to work remotely and we are providing premium pay for those colleagues who travel to our workplaces to serve in customer-facing positions or other positions that require them to work on-site. We have taken significant measures to ensure the health of our colleagues who must work in our branches, including promoting online and mobile banking and automatic teller machine/interactive teller machine transactions in an effort to limit in-branch transactions and limiting access to lobbies in branches with drive-through banking.

Our Borrowers. In light of the COVID-19 pandemic, we have temporarily modified our practices with respect to the collection of delinquent loans to assist our customers during this difficult economic time, and during the three months ended June 30, 2020, we originated $1.1 billion of PPP loans.

•

For our retail customers, we suspended all collection of overdue payments beginning March 16, 2020, including residential property foreclosure and related property sales. We resumed collection activities with respect to delinquent consumer loans beginning in late July 2020.

•

For our commercial and small business customers, starting in March 2020, we began modifying the terms of loans with customers impacted by the COVID-19 pandemic. Through June 30, 2020, we had modified approximately $946.1 million of loans, of which approximately 56% were for full payment deferrals (both interest and principal) and 44% were for deferral of only principal payments, and included $558.9 million of commercial real estate loans, including construction loans, $157.4 million of commercial and industrial loans, $106.9 million of business banking loans, $92.8 million of residential real estate loans and $30.1 million of consumer loans, including home equity loans. Most of these deferrals will end in the third or fourth quarter of the year ending December 31, 2020. We have not deferred our recognition of interest income with respect to loans subject to modifications.

•

As of the date of this Quarterly Report, we are unable to reasonably estimate the aggregate amount of loans that will likely become delinquent after the respective deferral period. The following table shows certain data, as of June 30, 2020, related to loans to our borrowers in the industry categories that we believe will likely experience the most adverse effects of the COVID-19 pandemic. Loans included in the table that had been modified as of June 30, 2020 represented approximately 28.9% of our aggregate outstanding loan balances to all borrowers in those categories as of June 30, 2020. However, the table does not include all loans that had been modified on or before June 30, 2020.

	Loan Balance	Credit Exposure (1)	Number of Borrowers (2)	COVID-19 Modification % (3)
		(Dollars in thousands)
Commercial and Industrial: Commercial and Business Banking
Restaurants	$148,373	$156,747	420	60.6%
Construction contractors	105,127	281,435	1,036	11.0%
Non-essential retail	41,859	101,736	436	2.5%
Entertainment and recreation	34,368	49,664	158	31.1%
Educational and child care services	16,219	50,948	196	5.3%
Private medical and dental offices	16,299	34,602	294	20.2%
Water and air passenger transportation	19,811	30,557	12	0.1%
Auto and other vehicle dealerships	7,557	10,138	21	—%
Hotels	377	527	12	37.3%
Commercial Real Estate: Commercial and Business Banking
Retail	437,267	458,839	298	26.7%
Hotels	179,577	181,076	45	37.6%
Auto dealerships	78,152	80,361	36	2.8%
Restaurants	51,566	52,766	67	48.5%

Total	$1,136,552	$1,489,396	3,031	28.9%

(1)	Our aggregate potential credit exposure as of June 30, 2020, considering all loan agreements and lines of credit that permit a borrower to increase the borrower’s indebtedness to us.
(2)

Each individual obligor is a single borrower for purposes of this column. Affiliated borrowers under common control are not aggregated as a single borrower even if in the same industry category, and therefore the actual concentration of credit exposure may be greater than indicated

(3)

The percentage of loans in each category, calculated as a percentage of aggregate outstanding loan balances for each category as of June 30, 2020, that we modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020.

•

During the quarter ended June 30, 2020, we originated $1.1 billion of loans to approximately 8,100 borrowers under the PPP under the CARES Act. The vast majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of Eastern Wealth Management and Eastern Insurance Group LLC. We anticipate that the vast majority of our PPP exposure will be forgiven late in the year ending December 31, 2020 or early in the year ending December 31, 2021. Only $4.9 million of our PPP exposure at June 30, 2020 had a maturity of five years; all of our other PPP loans outstanding at June 30, 2020 have a two-year maturity.

•	We received approximately $35.8 million of PPP loan origination fees from the SBA. We also deferred certain origination costs, totaling $3.5 million, related to PPP loans.

The following table shows certain data related to our PPP loans as of June 30, 2020:

Loan Size	Loan Balance	Number of Loans	Fees Collected
	(Dollars in thousands)
$0 to $50 thousand	$95,528	4,987	$4,826
$50 thousand to $150 thousand	148,994	1,731	7,419
$150 thousand to $1 million	410,872	1,176	15,374
$1 million to $2 million	190,254	137	5,618
$2 million to $5 million	176,277	59	1,744
Over $5 million	78,256	13	785

Total	$1,100,181	8,103	$35,766

Our Operating Results. The COVID-19 pandemic has had a significant impact on our operating results for the six months ended June 30, 2020, and we believe it will continue to have a significant impact for at least the remainder of the year ending December 31, 2020 and likely continuing into the year ending December 31, 2021.

•

During March 2020, the Federal Reserve took multiple steps to lower interest rates and reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. These interest rate reductions, combined with the decline in longer term rates, will lower our net interest income over time from the levels we experienced in the year ended December 31, 2019.

•

Our loan loss provision for the quarter ended June 30, 2020 was $8.6 million compared to $28.6 million for the quarter ended March 31, 2020. We experienced negative migrations in our loan risk ratings in the quarter ended June 30, 2020, although the extent of negative migrations was less than we experienced in the quarter ended March 31, 2020. We expect our loan loss provision to be greater in the remainder of the year ending December 31, 2020 as compared to comparable prior periods, as the positive impacts of the modifications and PPP loans wane. The economic uncertainties caused by the COVID-19 pandemic are significant, and the timing and pace of the economic recovery both locally and nationally will determine the severity and timing of our future loan losses.

Our Communities. To continue providing critical banking services in underbanked inner-city communities served by branches without drive-through banking capabilities, we have committed to remaining open in these communities to ensure our customers continue to have a place to bank. To further support our communities, the Eastern Bank Charitable Foundation has directed approximately $8 million through June 30, 2020 in charitable donations to help address food, shelter, small business and housing stability, particularly for vulnerable populations, as well as providing help to public health organizations fighting to contain the spread of COVID-19.

Non-GAAP Measures

We present non-GAAP measures, which are used to evaluate our performance and exclude the effects of certain transactions, non-cash items and GAAP adjustments that we believe are unrelated to our core business and not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility into our core businesses and underlying trends that may, to some extent, be obscured by inclusion of such items.

There are items that impact our results that we believe are unrelated to our core business. Therefore, we present net operating earnings, noninterest income on an operating basis, noninterest expense on an operating basis, total operating income and the efficiency ratio on an operating basis, each of which excludes the impact of the items that we do not believe are related to our core business as we believe excluding these items provides greater visibility into our core business and underlying trends. Items we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefit and (v) merger and acquisition expenses.

We also present tangible equity, tangible assets and tangible equity to tangible assets ratios, each of which excludes the impact of goodwill and other intangible assets, as we believe these measures provide the ability to further assess our performance, identify trends in our core business and provide a comparison of our capital adequacy to other companies. We have included information on these tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.

Our non-GAAP measures should not be considered as an alternative to GAAP net income, an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. An item which we consider to be noncore and exclude when computing these non-GAAP measures can be of substantial importance to our results for any particular period. In addition, our methodology for calculating non-GAAP measures may differ from the methodologies employed by other companies to calculate the same or similar performance measures and, accordingly, our reported non-GAAP measures may not be comparable to the same or similar performance measures reported by other companies.

The following table summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP measure.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
		(Dollars in thousands)
Net income (GAAP)	$29,850	$35,053	$38,295	$68,018

Non-GAAP adjustments:
Noninterest income components:
(Income) from investments held in rabbi trusts	(7,745)	(1,822)	(1,002)	(5,969)
(Gain) on sales of securities available for sale, net	(163)	(1,966)	(285)	(2,016)
(Gains) losses on sale of other assets	27	102	(2)	73
Noninterest expense components:
Rabbi trust employee benefit	3,985	808	506	2,754

Total impact of Non-GAAP adjustments	(3,896)	(2,878)	(783)	(5,158)

Less net tax benefit associated with Non-GAAP adjustment (l)	1,073	675	179	1,301

Non-GAAP adjustments, net of tax	$(2,823)	$(2,203)	$(604)	$(3,857)

Net operating earnings (Non-GAAP)	$27,027	$32,850	$37,691	$64,161

(1)

The net tax (expense) benefit associated with these items is determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income.

The following table summarizes the impact of noncore items with respect to our total income, noninterest income, noninterest expense and the efficiency ratio, which reconciles to the most directly comparable respective GAAP measure, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
		(Dollars in thousands)
Net interest income (GAAP)	$98,755	$103,523	$198,901	$206,195
Add:
Tax-equivalent adjustment (non-GAAP)	1,378	1,269	2,746	2,649

Net interest income (non-GAAP)	100,133	104,792	201,647	208,844

Noninterest income (GAAP)	47,657	45,632	81,026	93,432
Less:
Income from investments held in rabbi trusts	7,745	1,822	1,002	5,969
Gains on sales of securities available for sale, net	163	1,966	285	2,016
Gains (losses) on sale of other assets	(27)	(102)	2	(73)

Noninterest income on an operating basis (non-GAAP)	39,776	41,946	79,737	85,520

Noninterest expense (GAAP)	$100,765	$101,570	$195,937	$206,399

Plus:
Rabbi trust benefit expense (income)	3,985	808	506	2,754

Noninterest expense on an operating basis (non- GAAP)	$104,750	$102,378	$196,443	$209,153

Total income (GAAP)	$146,412	$149,155	$279,927	$299,627

Total operating income (non-GAAP)	$139,909	$146,738	$281,384	$294,364

Ratios
Efficiency ratio (GAAP)	68.82%	68.10%	70.00%	68.89%
Efficiency ratio on an operating basis (non-GAAP)	74.87%	69.77%	69.81%	71.05%

The following table summarizes the calculation of our tangible equity, tangible assets and tangible equity to tangible assets ratio, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of June 30,	As of December 31,
	2020	2019
	(Dollars in Thousands)
Tangible equity:
Total equity	$1,693,630	$1,600,153
Less: Goodwill and other intangibles	376,331	377,734

Tangible equity (Non-GAAP)	1,317,299	1,222,419

Tangible assets:
Total assets (GAAP)	13,996,523	11,628,775
Less: Goodwill and other intangibles	376,331	377,734

Tangible assets (Non-GAAP)	$13,620,192	$11,251,041

Equity to assets ratio (GAAP)	12.1%	13.8%
Tangible equity to tangible assets ratio (Non-GAAP)	9.7%	10.9%

Financial Position

Summary of Financial Position

	As of June 30, 2020	As of December 31, 2019	Change
			Amount ($)	Percentage (%)
		(Dollars in thousands)
Cash and cash equivalents	$1,432,561	$362,602	$1,069,959	295.1%
Securities available for sale	1,600,354	1,508,236	92,118	6.1%
Loans, net of allowance for credit losses	9,862,980	8,899,184	963,796	10.8%
Federal Home Loan Bank Stock	8,805	9,027	(222)	(2.5)%
Goodwill and other intangible assets	376,331	377,734	(1,403)	(0.4)%
Deposits	11,846,765	9,551,392	2,295,373	24.0%
Borrowed funds	29,155	235,395	(206,240)	(87.6)%

Cash and cash equivalents

Total cash and cash equivalents increased by $1.1 billion, or 295.1%, to $1.4 billion at June 30, 2020 from $362.6 million at December 31, 2019. This increase resulted primarily from customer deposit growth, which exceeded our funding needs for new lending activities.

Securities

Our current investment policy authorizes us to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, corporate notes, asset-backed securities and municipal securities. We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk investment products. We typically invest in the following types of securities:

U.S. Government securities: We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for interest rate derivative positions. At June 30, 2020 and December 31, 2019, our U.S. Government securities consisted solely of U.S. Treasury securities.

Mortgage-backed securities: We invest in mortgage-backed securities insured or guaranteed by Freddie Mac or Fannie Mae. We have not purchased any privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve a positive interest rate spread with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac or Fannie Mae.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

State and municipal securities: We invest in fixed rate investment grade bonds issued primarily by municipalities in our local communities within Massachusetts and the Commonwealth of Massachusetts. The market value of these securities may be affected by call options, long dated maturities, general market liquidity and credit factors.

The following table shows the fair value of our securities by investment category as of the dates indicated:

Securities Portfolio Composition

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$1,251,799	$1,167,968
U.S. treasury securities	60,936	50,420
State and municipal bonds and obligations	281,340	283,538
Other	6,279	6,310
Trading Securities:
Municipal bonds and obligations	—	961

Total	$1,600,354	$1,509,197

Our securities portfolio has grown year-to-date. Available for sale securities increased $92.0 million, or 6.1%, to $1.6 billion at June 30, 2020 from $1.5 billion at December 31, 2019. This increase is due to investment purchases, as well as an increase in unrealized gains during the six months ended June 30, 2020. Trading securities totaled $1.0 million at December 31, 2019, and all securities have matured as of June 30, 2020.

We did not have held-to-maturity investments at June 30, 2020 or December 31, 2019.

A portion of our securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $281.3 million at June 30, 2020 compared to $284.5 million at December 31, 2019.

Our available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. As of both June 30, 2020 and December 31, 2019, we had $6.3 million of securities categorized as level 3 within the fair value hierarchy.

Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

The following tables show contractual maturities of our available for sale securities and weighted average yields at and for the periods ended June 30, 2020 and December 31, 2019. Weighted average yields in the table below have been calculated based on the amortized cost of the security:

Securities Portfolio, Amounts Maturing

	Securities Maturing as of June 30, 2020
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
	(Dollars in thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$25,733	$157,290	$1,068,776	$1,251,799
U.S. Treasury securities	50,778	10,158	—	—	60,936
State and municipal bonds and obligations	411	18,966	77,868	184,095	281,340
Other	6,279	—	—	—	6,279
Trading securities:
Municipal bonds and obligations	—	—	—	—	—

Total	$57,468	$54,857	$235,158	$1,252,871	$1,600,354

Weighted-average yield	2.50%	2.69%	2.80%	2.49%	2.54%

	Securities Maturing as of December 31, 2019
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
	(Dollars in thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$8,464	$203,706	$955,798	$1,167,968
U.S. Treasury securities	40	50,380	—	—	50,420
State and municipal bonds and obligations	381	9,109	79,504	194,544	283,538
Other	6,310	—	—	—	6,310
Trading securities:
Municipal bonds and obligations	961	—	—	—	961

Total	$7,692	$67,953	$283,210	$1,150,342	$1,509,197

Weighted-average yield	5.44%	2.38%	2.95%	2.92%	2.90%

The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a fully taxable equivalent basis (“FTE”) by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.

Net unrealized gains on available for sale securities as of June 30, 2020 and December 31, 2019 totaled $62.1 million and $28.0 million, respectively.

Loans

We consider our loans to be relatively diversified by borrower and industry. Our loans increased $1.0 billion, or 11.4%, to $10.0 billion at June 30, 2020 from $9.0 billion at December 31, 2019. The increase as of June 30, 2020 was primarily due to $1.1 billion PPP loan originations, partially offset by a decrease in other consumer loans of $67.7 million.

•

The increase in our commercial and industrial loans from December 31, 2019 to June 30, 2020 was primarily a result of the $633.2 million PPP loan originations during the six months ended June 30, 2020.

•	The increase in our business banking loans from December 31, 2019 to June 30, 2020 was primarily a result of $467.0 million in PPP loan originations during the six months ended June 30, 2020.

•

The decrease in other consumer loans from December 31, 2019 to June 30, 2020 was primarily a result of a decrease of $62.6 million in our automobile portfolio during the six months ended June 30, 2020 due to our exit from our indirect automobile lending business, which commenced during the year ended December 31, 2018.

The following table shows the composition of our loan portfolio, by category, as of the dates indicated:

Loan Portfolio Composition

	June 30, 2020	December 31, 2019
	Amount	Amount
	(In thousands)
Commercial and industrial	$2,271,700	$1,642,184
Commercial real estate	3,584,358	3,535,441
Commercial construction	282,246	273,774
Business banking	1,234,961	771,498
Residential real estate	1,400,855	1,428,630
Consumer home equity	905,484	933,088
Other consumer	334,734	402,431

Total loans	$10,014,338	$8,987,046
Less:
Allowance for loan losses	(116,636)	(82,297)
Unamortized premiums, net of unearned discounts and deferred fees	(34,722)	(5,565)

Total loans receivable, net	$9,862,980	$8,899,184

We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and is concentrated in the New England geographical area, with 88.5% of our loans in Massachusetts and New Hampshire as of June 30, 2020.

Asset quality. We continually monitor the asset quality of our loan portfolio utilizing portfolio scorecards and various credit quality indicators. Based on this process, loans meeting certain criteria are categorized as delinquent, impaired, or nonperforming and further assessed to determine if nonaccrual status is appropriate.

For the commercial portfolio, which includes our commercial and industrial, commercial real estate and commercial construction loans, a 12-point commercial risk-rating system is utilized, which assigns a risk-grade to each borrower based on a number of quantitative and qualitative factors associated with a commercial loan transaction. Key factors include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral and other considerations. The risk rating categories are as follows: unrated (0), pass (1-6W), special mention (7), substandard (8), doubtful (9) and loss (10).

Special mention, substandard and doubtful loans totaled 8.9% and 2.6% of total commercial loans outstanding at June 30, 2020 and December 31, 2019, respectively. This increase was driven by an increase in the special mention category, due to the downgrading of our hotel and restaurant loan portfolios as a result of the COVID-19 pandemic.

Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.

The delinquency rate of our total loan portfolio increased to 0.84% at June 30, 2020 from 0.49% at December 31, 2019, primarily due to an increase in delinquencies in our (i) residential real estate portfolio, (ii) other consumer portfolio, (iii) consumer home equity portfolio and (iv) business banking portfolio, partially offset by a decrease in our commercial and industrial portfolio.

The following table provides details regarding our delinquency rates as of the dates indicated:

Loan Delinquency Rates

	Delinquency Rate as of (1)
	June 30, 2020	December 31, 2019
Portfolio
Commercial and industrial	0.13%	0.14%
Commercial real estate	0.09%	0.09%
Commercial construction	0.10%	—%
Business banking	1.76%	1.28%
Residential real estate	2.71%	1.37%
Consumer home equity	1.09%	0.49%
Other consumer	2.30%	1.13%

Total	0.84%	0.49%

(1)	In the calculation of the delinquency rate as of June 30, 2020, the total amount of loans outstanding includes $1.1 billion of PPP loans.

The following table provides details regarding the age analysis of past due loans as of the dates indicated:

Age Analysis of Past Due Loans

	As of June 30, 2020			As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Commercial and industrial	$681	$671	$1,508	$1,407	$—	$963
Commercial real estate	—	257	3,045	1,290	100	1,856
Commercial construction	—	—	280	—	—	—
Business banking	4,541	4,160	13,021	3,031	763	6,095
Residential real estate	26,859	2,084	8,981	14,030	2,563	3,030
Consumer home equity	3,413	1,971	4,511	2,497	430	1,636
Other Consumer	2,992	1,734	2,971	3,451	514	579

Total	$38,486	$10,877	$34,317	$25,706	$4,370	$14,159

Nonperforming assets (“NPAs”) are comprised of nonperforming loans (“NPLs”), other real estate owned (“OREO”) and nonperforming securities. NPLs consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. OREO consists of real estate properties, which primarily serve as collateral to secure our loans, that we control due to foreclosure. These properties are recorded at the lower of cost or fair value less estimated costs to sell on the date we obtain control.

The following table sets forth information regarding NPAs held as of the dates indicated:

Nonperforming Assets

	As of June 30, 2020	As of December 31, 2019
	(In thousands)
Non-accrual loans:
Commercial	$31,273	$34,093
Residential	11,693	5,598
Consumer	9,374	2,760

Total non-accrual loans	52,340	42,451

Accruing loans past due 90 days or more:
Commercial	2,802	1,315
Residential	244	—
Consumer	9	9

Total accruing loans past due 90 days or more	3,055	1,324

Total non-performing loans	55,395	43,775
Total real estate owned	40	—

Other non-performing assets:	—	—

Total non-performing assets	$55,435	$43,775

Total accruing troubled debt restructured loans	$40,691	$48,623
Total non-performing loans to total loans	0.56%	0.49%
Total non-performing assets to total assets	0.40%	0.38%

NPLs increased $11.6 million, or 26.5%, to $55.4 million at June 30, 2020 from $43.8 million at December 31, 2019. NPLs as a percentage of total loans increased to 0.56% at June 30, 2020 from 0.49% at December 31, 2019 as a result of an increase in our business banking and residential real estate portfolios, partially offset by a decrease in our commercial and industrial portfolio due to a single, larger loan payoff and a reduction in the outstanding balance of a single, larger Asset Based Lending (“ABL”) credit.

Non-accrual loans increased $9.9 million, or 23.3%, to $52.3 million at June 30, 2020 from $42.5 million at December 31, 2019, primarily due to a $7.7 million increase in our business banking portfolio and $6.1 million increase in our residential real estate portfolio, partially offset by the paydowns of certain NPLs as discussed above.

The total amount of interest recorded on NPLs was $0.3 million for the six months ended June 30, 2020. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.0 million for the six months ended June 30, 2020.

Troubled debt restructuring (“TDR”) loans modified during the six months ended June 30, 2020 were $2.8 million (post modification balance). There was one loan with a balance of $1.3 million modified during the preceding 12 months, which subsequently defaulted during the six months ended June 30, 2020. The increase in TDR loans was driven by $1.8 million in commercial loans and $1.0 million in consumer loans.

Purchase credit impaired (“PCI”) loans are loans we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. The carrying value and prospective income recognition of PCI loans are predicated on future cash flows expected to be collected. As of June 30, 2020 and December 31, 2019 the carrying amount of PCI loans was $12.4 million and $13.5 million, respectively.

The following table provides additional details related to our loan portfolio and the distribution of NPLs as of the dates indicated:

Distribution of Nonperforming Loans

	As of June 30, 2020
	Outstanding	90+ Days Due Still Accruing	Non-accruing Loans	Troubled Debt Restructured Loans, but Accruing	NPLs	NPLs as a % of Outstanding
			(Dollars in thousands)
Loans:
Commercial	$7,373,265	$2,802	$31,273	$13,093	$34,075	0.46%
Residential	1,400,855	244	11,693	23,714	11,937	0.85%
Consumer	1,240,218	9	9,374	3,884	9,383	0.76%

Total	$10,014,338	$3,055	$52,340	$40,691	$55,395	0.55%

	As of December 31, 2019
	Outstanding	90+ Days Due Still Accruing	Non-accruing Loans	Troubled Debt Restructured Loans, but Accruing	NPLs	NPLs as a % of Outstanding
			(Dollars in thousands)
Loans:
Commercial	$6,222,897	$1,315	$34,093	$17,575	$35,408	0.57%
Residential	1,428,630	—	5,598	25,093	5,598	0.39%
Consumer	1,335,519	9	2,760	5,955	2,769	0.21%

Total	$8,987,046	$1,324	$42,451	$48,623	$43,775	0.49%

In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. In response to the COVID-19 pandemic, we reviewed all of our credit exposures in industries that were expected to experience significant problems due to the pandemic and resulting economic contraction. As part of that review, we downgraded our hotel loans, restaurant loans and other loans that we expected to have associated challenges in the current economic environment. These loans were neither delinquent nor on non-accrual status. At June 30, 2020 and December 31, 2019, our potential problem loans (including these COVID-19-related loans), or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 days or more past due categories, totaled $660.6 million and $157.3 million, respectively.

Allowance for loan losses. For the purpose of estimating the allowance for loan losses, we segregate the loan portfolio into the homogenous loan pools that possess unique risk characteristics such as loan purpose, repayment source, and collateral that are considered when determining the appropriate level of the allowance for loan losses for each category.

The allowance for loan losses increased by $34.3 million, or 41.7%, to $116.6 million, or 1.17% of total loans, at June 30, 2020 from $82.3 million, or 0.92% of total loans at December 31, 2019. The increase in the allowance for loan losses was primarily a result of our response to the COVID-19-related economic impact. During the three and six months ended, June 30, 2020, we downgraded our risk ratings for all loans secured by hotels and restaurants, and any of our other commercial loans for which our customers are expecting to face financial difficulties due to the current economic environment, and the lower risk ratings resulted in higher levels of reserves for the allowance. In total, we downgraded the risk rating on $1.7 billion of commercial loans, of which $511.9 million were transferred into the special mention, or worse, risk rating category. This, along with other factors, resulted in a provision for loan loss of $8.6 million and $37.2 million for the three and six months ended June 30, 2020.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Summary of Changes in the Allowance for Loan Losses

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Average total loans	$9,445,666	$8,916,224	$9,445,666	$8,916,224

Allowance for loan losses, beginning of the period	$109,138	$82,493	$82,297	$80,655
Charged-off loans:
Commercial and industrial	27	272	27	272
Commercial real estate	24	169	24	169
Commercial construction	—	—	—	—
Business banking	1,198	1,371	2,535	2,810
Residential real estate	—	46	—	63
Consumer home equity	—	124	473	124
Other consumer	15	581	548	1,049

Total charged-off loans	1,264	2,563	3,607	4,487

Recoveries on loans previously charged-off:
Commercial and industrial	58	908	380	1,368
Commercial real estate	5	2	6	4
Commercial construction	—	—	—	—
Business banking	27	193	154	320
Residential real estate	13	12	73	71
Consumer home equity	8	20	22	28
Other consumer	51	97	111	203

Total recoveries	162	1,232	746	1,994

Net loans charged-off (recoveries):
Commercial and industrial	(31)	(636)	(353)	(1,096)
Commercial real estate	19	167	18	165
Commercial construction	—	—	—	—
Business banking	1,171	1,178	2,381	2,490
Residential real estate	(13)	34	(73)	(8)
Consumer home equity	(8)	104	451	96
Other consumer	(36)	484	437	846

Total net loans charged-off	1,102	1,331	2,861	2,493

Provision for loan losses	8,600	1,500	37,200	4,500

Total allowance for loan losses, end of period	$116,636	$82,662	$116,636	$82,662

Net charge-offs to average total loans outstanding during this period	0.01%	0.01%	0.03%	0.03%
Allowance for loan losses as a percent of total loans	1.17%	0.92%	1.17%	0.92%
Allowance for loan losses as a percent of nonperforming loans	210.55%	251.34%	210.55%	251.34%

The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:

Summary of Allocation of Allowance for Loan Losses

	As of June 30, 2020			As of December 31, 2019
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$33,229	28.49%	22.69%	$20,919	25.42%	18.27%
Commercial real estate	54,228	46.49%	35.79%	34,730	42.20%	39.34%
Commercial construction	4,816	4.13%	2.82%	3,424	4.16%	3.05%
Business banking (1)	9,805	8.41%	12.33%	8,260	10.04%	8.58%
Residential real estate	6,569	5.63%	13.99%	6,380	7.75%	15.90%
Consumer home equity	3,875	3.32%	9.04%	4,027	4.89%	10.38%
Other consumer	3,762	3.23%	3.34%	4,173	5.07%	4.48%
Unallocated	352	0.30%	—%	384	0.47%	—%

Total	$116,636	100.00%	100.00%	$82,297	100.00%	100.00%

(1)	PPP loans are included within this portfolio; however, no allowance for loan losses have been recorded on these loans due to the SBA guarantee of 100% of the loans

Federal Home Loan Bank stock

We held an investment in the FHLBB of $8.8 million and $9.0 million at June 30, 2020 and December 31, 2019, respectively.

Goodwill and other intangible assets

Goodwill and other intangible assets were $376.3 million and $377.7 million at June 30, 2020 and December 31, 2019, respectively. The decrease in goodwill and other intangibles assets was due to the amortization of definite- lived intangibles during the six months ended June 30, 2020. We did not record any impairment to our goodwill or other intangible assets at June 30, 2020. We will continue to assess our goodwill and other intangible assets to determine if impairments are necessary during the remainder of the year ending December 31, 2020 and beyond as it relates to the COVID-19 pandemic.

Deposits and other interest-bearing liabilities

The following table presents our deposits as of the dates presented:

Components of Deposits

	As of June 30, 2020		As of December 31, 2019
	Amount	% Change	Amount	% Change
		(Dollars in thousands)
Demand	$4,740,125	34.8%	$3,517,447	2.11%
Interest checking	2,385,912	31.5%	1,814,327	(4.48)%
Savings	1,157,606	19.2%	971,119	(2.85)%
Money market investments	3,254,202	11.5%	2,919,360	13.12%
Certificate of deposits	308,920	(6.1)%	329,139	(30.70)%

Total deposits	$11,846,765	24.0%	$9,551,392	1.62%

Deposits increased by $2.3 billion, or 24.0%, to $11.8 billion at June 30, 2020 from $9.6 billion at December 31, 2019. This increase was primarily the result of an increase in interest checking deposits of $571.6 million and an increase of $1.2 billion in demand deposits. During the six months ended June 30, 2020, we transferred a product for our Financial Institutions customers from borrowings to deposits totaling $299.5 million.

The following table presents the classification of deposits on an average basis for the years below. We believe the presentation of average deposits for the respective years below provide a better understanding of the business mix and low cost structure of our deposit portfolio than the composition of deposits as of the respective year ends below, due to the overnight program of the Federal Reserve Bank of Boston described above.

Classification of deposits on an Average Basis

	As of June 30, 2020		As of December 31, 2019
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$3,963,066	0.00%	$3,369,375	0.00%
Interest checking	2,158,242	0.14%	1,842,993	0.21%
Savings	1,036,344	0.02%	991,244	0.02%
Money market investments	3,087,048	0.38%	2,769,934	0.69%
Certificate of deposits	320,277	0.69%	392,035	1.02%

Total deposits	$10,564,977	0.16%	$9,365,581	0.29%

Other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, as of the dates indicated had maturities as follows:

	As of June 30, 2020	As of December 31, 2019
Maturing in	Amount	Amount
	(Dollars in thousands)
Three months or less	$74,297	$58,958
Over three months through six months	39,072	43,008
Over six months through 12 months	19,433	44,643
Over 12 months	12,794	11,029

Total	$145,596	$157,638

Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with one of our sources of funding. Maintaining available borrowing capacity provides us with a continent source of liquidity.

Our total borrowings decreased by $206.2 million, or 87.6%, to $29.2 million at June 30, 2020 from $235.4 million at December 31, 2019. The decrease was primarily due to a reduction of $201.1 million of federal funds purchased. The reduction in our federal funds purchased was a result of the transfer of a product for our Financial Institution customers from borrowings to deposits.

The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:

Borrowings by Category

	As of June 30,		As of December 31,	% Change from December 31, 2019 to June 30, 2020	% Change from June 30, 2019 to June 30, 2020
	2020	2019	2019
			(Dollars in thousands)
Federal funds purchased	$—	$182,814	$201,082	(100.0)%	(100.0)%
Federal Home Loan Bank advances	14,922	121,888	18,964	(21.3)%	(87.8)%
Escrow deposits of borrowers	14,233	14,871	15,349	(7.3)%	(4.3)%

Total	$29,155	$319,573	$235,395	(87.6)%	(90.9)%

Results of Operations

Summary of Results of Operations

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2020	2019	Amount ($)	Percentage	2020	2019	Amount ($)	Percentage
	(dollars in thousands)
Interest and dividend income	$101,933	$112,838	(10,905)	(9.7)%	$208,092	$224,321	$(16,229)	(7.2)%
Interest expense	3,178	9,315	(6,137)	(65.9)%	9,191	18,126	(8,935)	(49.3)%
Net interest income	98,755	103,523	(4,768)	(4.6)%	198,901	206,195	(7,294)	(3.5)%
Provision for loan losses	8,600	1,500	7,100	473.3%	37,200	4,500	32,700	726.7%
Noninterest income	47,657	45,632	2,025	4.4%	81,026	93,432	(12,406)	(13.3)%
Noninterest expense	100,765	101,570	(805)	(0.8)%	195,937	206,399	(10,462)	(5.1)%
Income taxes	7,197	11,032	(3,835)	(34.8)%	8,495	20,710	(12,215)	(59.0)%
Net income	29,850	35,053	(5,203)	(14.8)%	38,295	68,018	(29,723)	(43.7)%

Comparison of the three and six months ended June 30, 2020 and 2019

Interest and Dividend Income

Interest and dividend income decreased by $10.9 million, or 9.7%, to $101.9 million during the three months ended June 30, 2020 from $112.8 million during the three months ended June 30, 2019. The decrease was a result of the negative impact of a lower interest rate environment.

•	Interest income on loans decreased by $10.1 million, or 9.9%, to $92.1 million during the three months ended June 30, 2020 from $102.2 million during the three months ended June 30, 2019.

•	Interest income on securities decreased $0.8 million, or 7.8%, to $9.8 million for the three months ended June 30, 2020 compared to $10.6 million for the three months ended June 30, 2019.

Interest and dividend income decreased by $16.2 million, or 7.2%, to $208.1 million during the six months ended June 30, 2020 from $224.3 million during the six months ended June 30, 2019. This decrease was a result of lower interest income on our loans as the yield on average interest-earning assets decreased 73 basis points during the six months ended June 30, 2020, partially offset by our recording of deferred fees related to our PPP loans. Our average interest-earning assets increased by $1.2 billion, or 11.1%, to $11.6 billion as of June 30, 2020 compared to $10.5 billion as of June 30, 2019. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans or securities are calculated and added to the yield. This presentation allows for better comparability between institutions with different tax structures.

•

Interest income on loans decreased by $15.1 million, or 7.4%, to $187.7 million during the six months ended June 30, 2020 from $202.8 million during the six months ended June 30, 2019. The decrease in interest income on our loans was primarily due to the decrease in the yield on average loans. The decrease in the average yield on our loans was primarily due to the downward adjustment of the interest rates on our existing adjustable-rate loans as a result of the lowering interest rate environment, whereas the average balance of loans increased due to continued efforts to expand our loan portfolio. The FTE yield on average loans decreased 59 basis points to 4.03% during the six months ended June 30, 2020. The average balance of our loans increased by $529.4 million, or 5.9%, to $9.4 billion as of June 30, 2020 compared to $8.9 billion as of June 30, 2019.

•

Interest income on securities decreased $1.1 million, or 5.3%, to $20.4 million for the six months ended June 30, 2020 compared to $21.5 million for the six months ended June 30, 2019. The decrease in interest income on securities was due to lower overall market rates. The FTE yield on average securities decreased 100 basis points to 2.0% during the six months ended June 30, 2019. The average balance of securities and other interest earning assets increased by $628.2 million, or 40.7%, to $2.2 billion as of June 30, 2020 compared to $1.5 billion as of June 30, 2019.

•

We received approximately $35.8 million of PPP loan origination fees from the SBA. We also deferred certain origination costs, totaling $3.5 million, related to our PPP loans. The loan fees and the deferred costs will be amortized through interest income over the life of the PPP loans, which is expected to be 24 months, but the amortization period will be adjusted as PPP loans are forgiven or repaid. During the six months ended June 30, 2020, we recorded $4.1 million in PPP loan fees, net in interest income.

Interest Expense

Interest expense decreased $6.1 million, or 65.9%, to $3.2 million during the three months ended June 30, 2020 from $9.3 million during the three months ended June 30, 2019. The decrease was a result of lower funding costs associated with the decline in market interest rates.

•

Interest expense on our interest-bearing deposits decreased by $4.2 million, or 57.6%, to $3.1 million during the three months ended June 30, 2020 from $7.3 million during the three months ended June 30, 2019.

•	Interest expense on borrowed funds decreased by $1.9 million, or 96.3%, to $0.1 million during the three months ended June 30, 2020 from $2.0 million during the three months ended June 30, 2019.

Interest expense decreased $8.9 million, or 49.3%, to $9.2 million during the six months ended June 30, 2020 from $18.1 million during the six months ended June 30, 2019. The decrease was a result of decreased rates paid on deposits. The overall rates paid on average interest-bearing liabilities decreased 31 basis points to 0.27% during the six months ended June 30, 2020. Average interest-bearing liabilities increased $404.3 million, or 6.4%, to $6.7 billion as of six months ended June 30, 2020 compared to $6.3 billion as of six months ended June 30, 2019.

•

Interest expense on our interest-bearing deposits decreased by $5.3 million, or 38.4%, to $8.5 million during the six months ended June 30, 2020 from $13.8 million during the six months ended June 30, 2019. The decrease in our interest expense on interest-bearing deposits was due to a decrease in the cost of deposits. The average balance of deposits increased due to our increasing core deposits to help fund loan growth, whereas the average cost of deposits decreased due to the interest rate decreases occurring in the six months ended June 30, 2020. The average cost of our interest-bearing deposits decreased 21 basis points to 0.26% during the six months ended June 30, 2020. The average balance of our interest-bearing deposits increased by $637.5 million, or 10.7%, to $6.6 billion as of June 30, 2020 compared to $6.0 billion as of June 30, 2019.

•

Interest expense on borrowed funds decreased by $3.6 million, or 84.3%, to $0.7 million during the six months ended June 30, 2020 from $4.3 million during the six months ended June 30, 2019. The decrease in interest expense on borrowed funds was primarily due to the average balance of the FHLB advances decreasing by $143.8 million to $16.2 million during the six months ended June 30, 2020 compared to $160.0 million during the six months ended June 30, 2019. The average balance of borrowed funds decreased by $233.2 million, or 66.2%, to $119.2 million as of June 30, 2020 compared to $352.5 million as of June 30, 2019.

Net Interest Income

Net interest income decreased by $4.8 million, or 4.6%, to $98.8 million during the three months ended June 30, 2020 from $103.5 million during the three months ended June 30, 2019. The decrease was a result of the Bank’s asset sensitivity combined with a lower interest rate environment. The decline in interest income was only partially offset by a decline in interest expense.

Net interest income decreased by $7.3 million, or 3.5%, to $198.9 million during the six months ended June 30, 2020 from $206.2 million during the six months ended June 30, 2019. The decrease was primarily a result of the decrease in interest and dividend income partially offset by the decrease in interest expense, both due to the decrease in interest rates during the six months ended June 30, 2020.

Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.7% for the six months ended June 30, 2020 and 21.8% for the six months ended June 30, 2019. Net interest margin decreased 54 basis points to 3.49% during the six months ended June 30, 2020.

The following tables set forth average balance sheet items, annualized average yields and costs, and certain other information for the periods indicated. Interest income on tax-exempt loans and investment securities has been adjusted to an FTE basis using a marginal tax rate of 21.7% and 21.8% for the six months ended June 30, 2020 and 2019, respectively. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balances, Interest Earned/Paid, & Average Yields

	Three months ended June 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,423,161	$12,555	3.51%	$1,435,561	$13,439	3.72%
Commercial	6,735,075	69,779	4.12%	6,024,268	74,064	4.89%
Consumer	1,287,430	10,610	3.28%	1,456,395	15,349	4.19%

Total loans	9,445,666	92,944	3.91%	8,916,224	102,852	4.59%
Investment securities	1,478,156	10,083	2.71%	1,460,262	10,644	2.90%
Federal funds sold and other short-term investments	694,386	284	0.16%	84,044	612	2.90%

Total interest-earning assets	11,618,208	103,311	3.54%	10,460,530	114,108	4.34%
Non-interest-earning assets	1,064,218			859,928

Total assets	$12,682,426			$11,320,458

Interest-bearing liabilities:
Deposits:
Savings account	$1,036,344	$64	0.02%	$1,008,737	$52	0.02%
Interest checking account	2,158,242	648	0.12%	1,877,777	1,075	0.23%
Money market investment	3,087,048	1,928	0.25%	2,634,820	4,997	0.75%
Time account	320,277	462	0.57%	443,070	1,188	1.07%

Total interest-bearing deposits	6,601,911	3,102	0.19%	5,964,404	7,312	0.49%
Borrowings	119,211	74	0.25%	352,453	2,001	2.26%

Total interest-bearing liabilities	6,721,122	3,176	0.19%	6,316,857	9,313	0.59%
Demand accounts	3,963,066			3,320,873
Other noninterest-bearing liabilties	337,679			192,521

Total liabilities	11,021,867			9,830,251

Total net worth	1,660,559			1,490,207

Total liabilities and retained earnings	$12,682,426			$11,320,458

Net interest income - FTE		$100,135			$104,795

Net interest rate spread (2)			3.35%			3.75%

Net interest-earning assets (3)	$4,897,086			$4,143,673

Net interest margin - FTE (4)			3.43%			4.02%

Average interest-earning assets to interest-bearing liabilities	172.86%			165.60%

(1)	Non-accrual loans are included in Loans.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

	Six months ended June 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,423,161	$25,858	3.65%	$1,435,561	$26,861	3.77%
Commercial	6,735,075	139,394	4.16%	6,024,268	146,483	4.90%
Consumer	1,287,430	24,017	3.75%	1,456,395	30,706	4.25%

Total loans	9,445,666	189,269	4.03%	8,916,224	204,050	4.61%
Investment securities	1,478,156	20,768	2.83%	1,460,262	21,956	3.03%
Federal funds sold and other short-term investments	694,386	801	0.23%	84,044	965	2.32%

Total interest-earning assets	11,618,208	210,838	3.65%	10,460,530	226,971	4.38%
Non-interest-earning assets	1,064,218			859,928

Total assets	$12,682,426			$11,320,458

Interest-bearing liabilities:
Deposits:
Savings account	$1,036,344	$118	0.02%	$1,008,737	$105	0.02%
Interest checking account	2,158,242	1,467	0.14%	1,877,777	1,973	0.21%
Money market investment	3,087,048	5,832	0.38%	2,634,820	9,287	0.71%
Time account	320,277	1,100	0.69%	443,070	2,467	1.12%

Total interest-bearing deposits	6,601,911	8,517	0.26%	5,964,404	13,832	0.47%
Borrowings	119,211	673	1.14%	352,453	4,293	2.46%

Total interest-bearing liabilities	6,721,122	9,190	0.27%	6,316,857	18,125	0.58%
Demand accounts	3,963,066			3,320,873
Other noninterest-bearing liabilties	337,679			192,521

Total liabilities	11,021,867			9,830,251

Total net worth	1,660,559			1,490,207

Total liabilities and retained earnings	$12,682,426			$11,320,458

Net interest income - FTE		$201,648			$208,846

Net interest rate spread (2)			3.38%			3.80%

Net interest-earning assets (3)	$4,897,086			$4,143,673

Net interest margin - FTE (4)			3.49%			4.03%

Average interest-earning assets to interest-bearing liabilities	172.86%			165.60%

(1)	Non-accrual loans are included in Loans.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

Provision for Loan Losses

The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses increased by $7.1 million, or 473.3%, to $8.6 million for the three months ended June 30, 2020, compared to $1.5 million for the three months ended June 30, 2019. This increase was due to the loan risk rating migration in commercial and industrial and commercial real estate portfolios to reflect the impact of the current economic environment resulting from the COVID-19 pandemic.

The provision for loan losses increased by $32.7 million, or 726.7%, to $37.2 million for the six months ended June 30, 2020, compared to $4.5 million for the six months ended June 30, 2019. The increase was primarily due to the change in loan risk ratings to reflect the impact of the increased concerns about customers that are expecting to face financial difficulties due to the current economic environment resulting from the COVID-19 pandemic, primarily related to the downgrading of our hotel and restaurant loan portfolios. The increase in the provision also reflects the increased concern about the performance of the loan portfolio given the increase in the non-performing loans and delinquent loans during the quarter ended June 30, 2020.

Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.

Noninterest Income

The following table sets forth information regarding noninterest income for the periods shown:

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(Dollars in thousands)
Insurance commissions	$22,697	$24,135	(1,438)	(6.0)%	$50,174	$48,897	1,277	2.6%
Service charges on deposit accounts	4,364	6,771	(2,407)	(35.5)%	10,462	13,175	(2,713)	(20.6)%
Debit card processing fees	5,194	4,980	214	4.3%	10,289	9,608	681	7.1%
Trust and investment advisory fees	2,337	2,638	(301)	(11.4)%	4,807	5,048	(241)	(4.8	) %
Interest swap income	771	(810)	1,581	(195.2)%	(5,238)	(470)	(4,768)	(1,014.5)%
Income from investments held in rabbi trusts	7,745	1,822	5,923	325.1%	1,002	5,969	(4,967)	(83.2)%
Trading securities gains, net	(1)	152	(153)	(100.7)%	(3)	1,294	(1,297)	(100.2)%
Net gain on sales of mortgage loans held for sale	1,420	159	1,261	793.1%	1,513	209	1,304	623.9%
Gains on sales of securities available for sale, net	163	1,966	(1,803)	(91.7)%	285	2,016	(1,731)	(85.9)%
Other	2,967	3,819	(852)	(22.3)%	7,735	7,686	49	0.6%

Total noninterest income	$47,657	$45,632	$2,025	4.4%	$81,026	$93,432	$(12,406)	(13.3)%

Noninterest income increased by $2.0 million, or 4.4%, to $47.7 million for the three months ended June 30, 2020 from $45.6 million for the three months ended June 30, 2019. This increase was primarily due to a $5.9 million increase in income from investments held in rabbi trusts, a $1.6 million increase in interest rate swap income, and a $1.3 million increase in net gains on sales of mortgage loans held for sale and partially offset by a $2.4 million decrease in service charges on deposit accounts, a $1.8 million decrease in gains on sales of securities available for sale, net, and a $1.4 million decrease in insurance commissions.

Noninterest income decreased by $12.4 million, or 13.3%, to $81.0 million for the six months ended June 30, 2020 from $93.4 million for the six months ended June 30, 2019. The decrease was primarily due to a $5.0 million decrease in income from investments held in rabbi trusts, a $4.8 million decrease in interest rate swap income, and a $2.7 million decrease in deposit service charges, net, partially offset by a $1.3 million increase in insurance commissions.

•	Insurance commissions increased primarily as a result of an increase in our profit-sharing revenues and commissions.

•

Income (loss) from investments held in rabbi trust decreased primarily as a result of a less favorable mark-to-market adjustment during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

•	Swap income decreased primarily as a result of an unfavorable mark-to-market adjustment due to the current interest rate and economic environment.

Noninterest Expense

The following table sets forth information regarding noninterest expense for the periods shown:

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2020	2019	Amount	%	2020	2019	Amount	%
				(Dollars in thousands)
Salaries and employee benefits	$63,335	$62,364	971	1.6%	$124,924	$129,670	(4,746)	(3.7)%
Office occupancy and equipment	8,615	8,383	232	2.8%	17,304	17,182	122	0.7%
Data processing	12,180	10,912	1,268	11.6%	22,184	21,588	596	2.8%
Professional services	4,396	3,966	430	10.8%	8,085	7,104	981	13.8%
Charitable contributions	2,797	3,683	(886)	(24.1)%	3,984	7,331	(3,347)	(45.7)%
Marketing	1,645	2,683	(1,038)	(38.7)%	4,113	4,406	(293)	(6.7)%
Loan expenses	2,036	886	1,150	129.8%	3,148	1,551	1,597	103.0
FDIC insurance	944	927	17	1.8%	1,850	1,800	50	2.8%
Amortization of intangible assets	701	886	(185)	(20.9)%	1,403	1,773	(370)	(20.9)%
Net periodic benefit cost, excluding service cost	(2,443)	(1,334)	(1,109)	(83.1)%	(4,885)	(2,668)	(2,217)	(83.1)%

Other	6,559	8,214	(1,655)	(20.1)%	13,827	16,662	(2,835)	(17.0)%

Total noninterest expense	$100,765	$101,570	$(805)	(0.8)%	$195,937	$206,399	$(10,462)	(5.1)%

Noninterest expense decreased by $0.8 million, or 0.8%, to $100.8 million during the three months ended June 30, 2020 from $101.6 million during the three months ended June 30, 2019. This decrease was primarily due to a decrease in other noninterest expense of $1.7 million, a $1.1 million increase in net periodic benefit cost, excluding service cost, and a $1.0 million decrease in marketing expenses and partially offset by an increase in loan expenses of $1.2 million and an increase in data processing expenses of $1.3 million.

Noninterest expense decreased by $10.5 million, or 5.1%, to $195.9 million during the six months ended June 30, 2020 from $206.4 million during the six months ended June 30, 2019. The decrease was primarily due to a $4.7 million decrease in salaries and employee benefits, a $3.3 million decrease in charitable contributions and a $2.2 million decrease in net periodic benefit cost, excluding service cost, partially offset by a $1.0 million increase in professional services expense and $1.6 million increase in loan expenses.

•

Salaries and employee benefits decreased primarily as a result of a favorable defined contribution supplemental executive retirement plan expense as a result of the less favorable mark-to-market adjustment on securities held in rabbi trust accounts, lower incentive expenses and deferrals of nonrefundable fees and costs associated with originating or acquiring loans (primarily due to the PPP loans), partially offset by higher commissions.

•

Charitable contributions decreased primarily as a result of lower contributions to the Eastern Bank Charitable Foundation, as a result of lower taxable income for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

•	Net period benefit cost, excluding service cost, decreased primarily as a result of a reduction in the expected return on plan assets.

•

Professional services increased primarily as a result of higher legal costs related to (i) corporate-related matters, (ii) loan- related matters and (iii) our commercial banking strategy and development services.

•	Loan expenses increased primarily as a result of increased mortgage loan originations.

Income Taxes

We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:

Tax Provision and Applicable Tax Rates

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provisions	$7,197	$11,032	$8,495	$20,710
Effective income tax rates	19.4%	23.9%	18.2%	23.3%
Blended statutory tax rate	28.1%	28.1%	28.1%	28.1%

Income tax expense decreased by $3.8 million, or 34.8%, to $7.2 million in the three months ended June 30, 2020 from $11.0 million in the three months ended June 30, 2019. This decrease was due primarily to lower pre-tax income during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, while investment tax credits and other favorable permanent differences have remained relatively constant.

Income tax expense decreased by $12.2 million, or 59.0%, to $8.5 million in the six months ended June 30, 2020 from $20.7 million in the six months ended June 30, 2019. The decrease was due primarily to lower pre-tax income during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, while investment tax credits and other favorable permanent differences have remained relatively constant.

Financial Position and Results of Operations of our Business Segments

Comparison of the three and six months ended June 30, 2020 and 2019

	As of and for the three months ended June 30,
	2020				2019
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(Dollars In Thousands)
Net interest income	$98,755	$—	$—	$98,755	$103,523	$—	$—	$103,523
Provision for loan losses	8,600	—	—	8,600	1,500	—	—	1,500

Net interest income after provision for loan losses	90,155	—	—	90,155	102,023	—	—	102,023
Noninterest income	23,779	23,886	(8)	47,657	21,143	24,489	—	45,632
Noninterest expense	81,713	20,084	(1,032)	100,765	83,205	19,200	(835)	101,570

Income before provision for income taxes	32,221	3,802	1,024	37,047	39,961	5,289	835	46,085
Income tax provision (benefit)	6,121	1,076	—	7,197	9,517	1,515	—	11,032

Net income	$26,100	$2,726	$1,024	$29,850	$30,444	$3,774	$835	$35,053

Total assets	$13,867,746	$193,320	$(64,543)	$13,996,523	$11,397,392	$164,576	$(48,284)	$11,513,684

Total liabilities	$12,314,286	$53,150	$(64,543)	$12,302,893	$9,975,081	$35,228	$(48,284)	$9,962,025

	For the six months ended June 30
	2020				2019
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(Dollars in Thousands)
Net interest income	$198,901	$—	$—	$198,901	$206,195	—	—	206,195
Provision for loan losses	37,200	—	—	37,200	4,500	—	—	4,500

Net interest income after provision for loan losses	161,701	—	—	161,701	201,695	—	—	201,695
Noninterest income	30,647	50,408	(29)	81,026	43,405	50,048	(21)	93,432
Noninterest expense	160,178	37,725	(1,966)	195,937	169,096	39,067	(1,764)	206,399

Income before provision for income taxes	32,170	12,683	1,937	46,790	76,004	10,981	1,743	88,728
Income tax provision	4,906	3,589	—	8,495	17,576	3,134	—	20,710

Net income	$27,264	$9,094	$1,937	$38,295	$58,428	$7,847	$1,743	$68,018

Banking Segment

•

Average interest-earning assets grew $1.2 billion, or 11.1%, to $11.6 billion as of June 30, 2020 from $10.5 billion as of June 30, 2019, with average total loans, our largest category of average interest-earning assets, growing $529.4 million, or 5.9%, to $9.4 billion as of June 30, 2020 from $8.9 billion as of June 30, 2019.

•

Average interest-bearing liabilities grew $404.3 million, or 6.4%, to $6.7 billion as of June 30, 2020 from $6.3 billion as of June 30, 2019, with average total deposits, our largest category of average interest-bearing liabilities, growing $637.5 million, or 10.7%, to $6.6 billion as of June 30, 2020 from $6.0 billion as of June 30, 2019.

•

Assets under management in our wealth management business increased by $134.5 million, or 5.5%, to $2.6 billion as of June 30, 2020 from $2.4 billion as of June 30, 2019. Our income related to our asset management business, which we record as noninterest income, increased by $0.2 million, or 4.3%, to $5.2 million for the three months ended June 30, 2020, compared to $5.0 million for the three months ended June 30, 2019. The increase was due to the fees we earned during the three months ended June 30, 2020, primarily due to higher valuations of our assets under management.

•

Our income related to our asset management business increased by $0.7 million, or 7.3%, to $10.3 million for the six months ended June 30, 2020 compared to $9.6 million for the six months ended June 30, 2019. The increase was due to the fees we earned during the six months ended June 30, 2020, primarily due to higher valuations of our assets under management.

Insurance Agency Segment

•

Noninterest income related to our insurance agency business decreased by $0.6 million, or 2.5%, to $23.9 million during the three months ended June 30, 2020 from $24.5 million during the three months ended June 30, 2019. The decrease was driven primarily by a decrease in negotiated commissions and profit sharing revenues of $1.5 million and $0.2 million, respectively, partially offset by an increase in income from investments held in rabbi trusts of $0.8 million and in increase in recurring commissions of $0.3 million due to organic growth.

•

Noninterest income related to our insurance agency business increased by $0.4 million, or 0.8%, to $50.4 million during the six months ended June 30, 2020 from $50.0 million during the six months ended June 30, 2019. The increase was driven primarily by an increase in our combined negotiated commission and profit sharing income of $0.8 million, in addition to an increase in our recurring commissions of $0.5 million due to organic growth, partially offset by a $0.9 million decrease in income from investments held in rabbi trusts.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. The financial instruments include commitments to originate loans, unused lines of credit, unadvanced portions of construction loans and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

At June 30, 2020, we had $3.7 billion of commitments to originate loans, comprised of $2.2 billion of commitments under commercial loans and lines of credit (including $291.8 million of unadvanced portions of construction loans), $1.2 billion of commitments under home equity loans and lines of credit, $213.9 million in overdraft coverage commitments, and $45.3 million of unfunded commitments related to residential real estate loans and $20.0 million in other consumer loans and lines of credit. In addition, at June 30, 2020, we had $57.4 million in standby letters of credit outstanding. Finally, we had $67.7 million in forward commitments to sell loans.

Management of Market Risk

General. Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. Interest rate sensitivity is the most significant market risk to which we are exposed. Interest rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of income. Interest rate risk arises directly from our core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities and derivatives, as well as other effects. The primary goal of interest rate risk management is to control this risk within limits approved by our Board of Directors.

These limits reflect our tolerance for interest rate risk over both short-term and long-term horizons. We attempt to manage interest rate risk by identifying, quantifying, and where appropriate, hedging its exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. Our objective is to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within limits management determines to be prudent, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors and caps.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then calculate what the net interest income would be for the same period under the assumption that the United States Treasury yield curve increases or decreases instantaneously by +200, +300, +400 and -100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at June 30, 2020 precluded the modeling of certain falling rate scenarios, including negative interest rates.

The tables below set forth, as of June 30, 2020 and December 31, 2019, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in the United States Treasury yield curve.

Interest Rate Sensitivity

As of June 30, 2020
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
400	$526,813	34.0%
300	493,129	25.4%
200	459,940	17.0%
Flat	393,163	0.0%
-100	383,847	(2.4)%

As of December 31, 2019
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
400	$433,300	5.2%
300	428,186	4.0%
200	422,881	2.7%
Flat	411,704	— %
-100	395,697	(3.9)%

The tables above indicate that at June 30, 2020 and December 31, 2019, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced a 17.0% and 2.7% increase, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 100 basis points decrease in interest rates, we would have experienced a 2.4% and a 3.9% decrease at June 30, 2020 and December 31, 2019, respectively, in net interest income, on an FTE basis. We have the ability to use interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates. Without the derivatives, our FTE net interest income would decline by 2.8% with an instantaneous 100 basis point decrease in interest rates, rather than the 2.4% decrease shown in the table above at June 30, 2020.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.

The table below represents an analysis of our interest rate risk (excluding the effect of our pension plan) as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+200, +300, +400 basis points and -100 basis points) at June 30, 2020 and December 31, 2019. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at June 30, 2020 precluded the modeling of certain falling rate scenarios, including negative interest rates.

EVE Interest Rate Sensitivity

Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.

Change in Interest Rate (basis points) (1)		As of June 30, 2020
	Estimated EVE (2)	Estimated Increase (Decrease in EVE) from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$2,769,212	$544,896	24.5%	0.20%
300	2,666,631	442,316	19.9%	0.19%
200	2,552,682	328,367	14.8%	0.18%
Flat	2,224,315	—	—%	0.16%
-100	2,051,131	(173,184)	(7.8)%	0.15%

Change in Interest Rate (basis points) (1)		As of December 31, 2019
	Estimated EVE (2)	Estimated Increase (Decrease in EVE) from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$2,446,754	$14,005	0.6%	22.51%
300	2,453,287	20,538	0.8%	22.11%
200	2,457,642	24,893	1.0%	21.67%
Flat	2,432,749	—	—%	20.52%
-100	2,364,175	(68,574)	(2.8)%	19.54%

(1)	Assumes an immediate uniform change in interest rates at all maturities
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet deposit withdrawals and anticipated loan fundings, as well as current and planned expenditures. We seek to maintain sources of liquidity that are deep and diversified and that may be used during the normal course of business as well as on a contingency basis.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and due from banks and securities classified as available for sale.

We participate in the Promontory Interfinancial Network, allowing us to provide access to multi-million dollar FDIC deposit insurance protection on deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other Promontory network banks depending on our funding needs. At June 30, 2020 and December 31, 2019, we had a total of $409.0 million and $270.0 million of Promontory deposits, respectively. These deposits could have been repurchased as reciprocal deposits and should be considered a source of liquidity.

Although customer deposits remain our preferred source of funds, maintaining back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the Federal Home Loan Bank of Boston. At June 30, 2020, we had $14.9 million in outstanding advances and the ability to borrow up to an additional $1.4 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston as well as the Paycheck Protection Program Liquidity Facility. At June 30, 2020, we had a $485.0 million collateralized line of credit from the Federal Reserve Bank of Boston with no outstanding balance. Additionally, we had $1.1 billion in Paycheck Protection Program Loans that could have been pledged to the Paycheck Protection Program Liquidity Facility. We had a total of $620.0 million of discretionary lines of credit at June 30, 2020.

Sources of Liquidity

	June 30, 2020			December 31, 2019
	Outstanding	Additional Capacity		Outstanding	Additional Capacity
		(Dollars in thousands)
Promontory deposits	$—	$408,527		$93,539	$176,346
Federal Home Loan Bank	14,922	1,424,505	(1)	18,964	1,822,955	(1)
Federal Reserve Bank of Boston	—	485,424	(2)	—	636,960	(2)
Federal Reserve Paycheck Protection Program Liquidity Facility	—	1,100,181		—	—
Unsecured lines of credit	—	620,000		—	555,000

Total deposits	$14,922	$4,038,637		$112,503	$3,191,261

(1)

As of June 30, 2020, loans have been pledged to the Federal Home Loan Bank of Boston with a carrying value of $2.1 billion to secure additional borrowing capacity. As of December 31, 2019, loans and securities have been pledged to the Federal Home Loan Bank of Boston with a carrying value of $1.5 billion and $0.9 billion, respectively, to secure additional borrowing capacity

(2)

Loans with a carrying value of $0.9 billion and $1.0 billion at June 30, 2020 and December 31, 2019, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity

We believe that advanced preparation, early detection, and prompt responses can avoid, minimize, or shorten potential liquidity crises. Our Board of Directors and our Asset Liability Committee have put a Liquidity Contingency Plan in place to establish methods for assessing and monitoring risk levels, as well as potential responses during unanticipated stress events. As part of its risk management framework, we perform periodic liquidity stress testing to assess its need for liquid assets as well as backup sources of liquidity.

Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At June 30, 2020 and December 31, 2019, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. There were no material changes in our contractual obligations, other commitments and contingencies at June 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

The information required by this Item is included in Part I, Item 2 of this Quarterly Report under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020, the end of the period covered by this Quarterly Report.

Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the Covid-19 pandemic. The Company is continually monitoring and assessing the impact of the Covid-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see “Business—Legal and Regulatory Proceedings” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 18, 2020.

As of the date of this Quarterly Report, we are not involved in any pending legal proceeding as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and we are not involved in any legal proceeding the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 18, 2020. As of the date of this Quarterly Report, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2	Plan of Conversion (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

3.1	Form of Amended and Restated Articles of Organization of Eastern Bankshares, Inc. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on July 24, 2020)

3.2*	Bylaws of Eastern Bankshares, Inc.

4	Form of Common Stock Certificate of Eastern Bankshares, Inc. (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on August 5, 2020)

10.1†	Eastern Bank Employee Stock Ownership Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.2†	Executive Severance Benefits Agreement with Robert F. Rivers (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.3†	Executive Retention and Severance Benefits Agreement with Quincy L. Miller (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.4†	Change in Control Agreement with Robert F. Rivers, dated June 15, 2020 (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.5†	Change in Control Agreement with Quincy L. Miller, dated June 15, 2020 (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.6†	Form of Change in Control Agreement with other executive officers (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.7†	Supplemental Executive Retirement Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.8†	Benefit Equalization Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.9*	Outside Directors’ Retainer Continuance Plan, as amended

10.10†	409A Long Term Incentive Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.11†	409A Deferred Compensation Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.12†	Eastern Insurance Group LLC Supplemental Executive Retirement Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.13†	The Eastern Bank Deferred Compensation Plan, as amended (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.14†	Management Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

10.15†	Eastern Insurance Group LLC Management Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

23.1	Consent of Nutter, McClennen & Fish, LLP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file number 333-239251) filed with the Securities and Exchange Commission on June 18, 2020)

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2020 and 2019, (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement
*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

Date: September 24, 2020	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: September 24, 2020	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer
(Principal Financial Officer)