Form 10-Q
period 2020-09-30
Eastern Bankshares, Inc.
filed 2020-11-16
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-239251
___________________________
Eastern Bankshares, Inc.
(Exact name of the registrant as specified in its charter)
___________________________

Massachusetts	84-4199750
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

265 Franklin Street, Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)
(800) 327-8376
(Registrant’s telephone number, including area code)
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	EBC	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☒  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
186,758,154 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 13, 2020.

2

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2020	2019
	(In Thousands)
ASSETS
Cash and due from banks	$69,051	$135,503
Short-term investments	2,259,033	227,099
Cash and cash equivalents	2,328,084	362,602
Securities:
Trading	—	961
Available for sale	2,207,672	1,508,236
Total securities	2,207,672	1,509,197
Loans held for sale	4,649	26
Loans:
Commercial and industrial	2,177,216	1,642,184
Commercial real estate	3,652,312	3,535,441
Commercial construction	297,508	273,774
Business banking	1,251,573	771,498
Residential real estate	1,373,237	1,428,630
Consumer home equity	890,771	933,088
Other consumer	301,624	402,431
Total loans	9,944,241	8,987,046
Less: allowance for loan losses	(115,432)	(82,297)
Less: unamortized premiums, net of unearned discounts and deferred fees	(32,747)	(5,565)
Net loans	9,796,062	8,899,184
Federal Home Loan Bank stock, at cost	8,805	9,027
Premises and equipment	50,539	57,453
Bank-owned life insurance	78,058	77,546
Goodwill and other intangibles, net	375,632	377,734
Deferred income taxes, net	19,925	28,207
Prepaid expenses	92,473	61,336
Other assets	498,695	246,463
Total assets	$15,460,594	$11,628,775
LIABILITIES AND EQUITY
Deposits:
Demand	$6,312,479	$3,517,447
Interest checking accounts	2,207,266	1,814,327
Savings accounts	1,217,898	971,119
Money market investment	3,315,198	2,919,360
Certificates of deposit	279,744	329,139
Total deposits	13,332,585	9,551,392
Borrowed funds:
Federal funds purchased	—	201,082
Federal Home Loan Bank advances	14,773	18,964
Escrow deposits of borrowers	14,664	15,349
Total borrowed funds	29,437	235,395
Other liabilities	385,200	241,835
Total liabilities	13,747,222	10,028,622
Commitments and contingencies	—	—
Retained earnings	1,709,669	1,644,000
Accumulated other comprehensive income, net of tax	3,703	(43,847)
Total equity	1,713,372	1,600,153
Total liabilities and equity	$15,460,594	$11,628,775
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Interest and dividend income:
Interest and fees on loans	$90,704	$101,956	$278,385	$304,728
Taxable interest and dividends on available for sale securities	7,554	7,515	23,332	23,468
Non-taxable interest and dividends on available for sale securities	1,883	1,952	5,709	6,355
Interest on federal funds sold and other short-term investments	372	1,292	1,173	2,257
Interest and dividends on trading securities	—	8	6	236
Total interest and dividend income	100,513	112,723	308,605	337,044
Interest expense:
Interest on deposits	1,727	7,354	10,245	21,186
Interest on borrowings	44	1,221	717	5,515
Total interest expense	1,771	8,575	10,962	26,701
Net interest income	98,742	104,148	297,643	310,343
Provision for allowance for credit losses	700	—	37,900	4,500
Net interest income after provision for credit losses	98,042	104,148	259,743	305,843
Noninterest income:
Insurance commissions	21,884	21,522	72,058	70,419
Service charges on deposit accounts	5,052	7,015	15,514	20,190
Trust and investment advisory fees	5,311	4,987	15,600	14,595
Debit card processing fees	2,721	2,738	7,528	7,786
Interest rate swap income (losses)	1,319	141	(3,919)	(329)
Income from investments held in rabbi trusts	3,800	733	4,802	6,702
(Losses) gains on trading securities, net	—	3	(3)	1,297
Gains on sales of mortgage loans held for sale, net	2,219	244	3,732	453
Gains on sales of securities available for sale, net	—	—	285	2,016
Other	5,403	4,207	13,138	11,893
Total noninterest income	47,709	41,590	128,735	135,022
Noninterest expense:
Salaries and employee benefits	66,593	61,251	191,517	190,921
Office occupancy and equipment	8,294	8,684	25,598	25,866
Data processing	11,721	11,545	33,905	33,133
Professional services	5,510	4,104	13,595	11,208
Charitable contributions	—	2,534	3,984	9,865
Marketing	1,943	1,947	6,056	6,353
Loan expenses	1,554	1,606	4,702	3,157
FDIC insurance	938	—	2,788	1,800
Amortization of intangible assets	699	884	2,102	2,657
Other	12,565	8,111	21,507	22,105
Total noninterest expense	109,817	100,666	305,754	307,065
Income before income tax expense	35,934	45,072	82,724	133,800
Income tax expense	7,429	9,230	15,924	29,940
Net Income	$28,505	$35,842	$66,800	$103,860
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Net income	$28,505	$35,842	$66,800	$103,860
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	(4,321)	8,056	22,158	43,180
Net change in fair value of cash flow hedges	(6,144)	2,516	20,286	17,893
Net change in other comprehensive income for defined benefit postretirement plans	1,702	—	5,106	—
Total other comprehensive income	(8,763)	10,572	47,550	61,073
Total comprehensive income	$19,742	$46,414	$114,350	$164,933
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended September 30, 2020 and 2019

	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In Thousands)
Balance at June 30, 2020	$1,681,164	$12,466	$1,693,630
Net income	28,505	—	28,505
Other comprehensive income, net of tax	—	(8,763)	(8,763)
Balance at September 30, 2020	$1,709,669	$3,703	$1,713,372

Balance at June 30, 2019	$1,576,920	$(25,260)	$1,551,660
Net income	35,842	—	35,842
Other comprehensive income, net of tax	—	10,572	10,572
Balance at September 30, 2019	$1,612,762	$(14,688)	$1,598,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2020 and 2019

	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In Thousands)
Balance at December 31, 2019	$1,644,000	$(43,847)	$1,600,153
Cumulative effect accounting adjustment (1)	(1,131)		(1,131)
Net income	66,800	—	66,800
Other comprehensive income, net of tax	—	47,550	47,550
Balance at September 30, 2020	$1,709,669	$3,703	$1,713,372

Balance at December 31, 2018	$1,508,902	$(75,761)	$1,433,141
Net income	103,860	—	103,860
Other comprehensive income, net of tax	—	61,073	61,073
Balance at September 30, 2019	$1,612,762	$(14,688)	$1,598,074
(1)Represents cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2016-02 Leases. The transition adjustment to the opening balance of retained earnings on January 1, 2020 amounted to $1.1 million, net of tax, related to an incremental accrued rent adjustment calculated as a result of electing the hindsight practical expedient.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019

Operating activities
Net income	$66,800	$103,860
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	37,900	4,500
Depreciation and amortization	12,246	14,757
Change in unamortized net loan costs and premiums	(5,582)	2,853
Deferred income tax expense (benefit)	(7,511)	4,728
Amortization of investment security premiums and discounts	3,057	2,249
Right-of-use asset amortization	9,086	—
Increase in cash surrender value of bank-owned life insurance	(1,685)	(1,638)
Gain on life insurance benefits	(147)	—
Net gain on sale of securities available for sale	(285)	(2,016)
Mark to market on loans held for sale	21	—
Amortization of gains from terminated interest rate swaps	(7,409)	—
Impairment loss on premises and equipment	—	131
Net gain on other real estate owned	(546)	—
Change in:
Trading securities	961	51,819
Loans held for sale	(4,644)	(3,408)
Prepaid pension expense	(26,391)	(13,273)
Other assets	(122,883)	(41,785)
Other liabilities	61,326	21,831
Net cash provided by operating activities	14,314	144,608
Investing activities
Proceeds from sales of securities available for sale	9,097	47,986
Proceeds from maturities and principal paydowns of securities available for sale	289,151	142,594
Purchases of securities available for sale	(971,990)	(51,140)
Proceeds from sale of Federal Home Loan Bank stock	749	37,378
Purchases of Federal Home Loan Bank stock	(527)	(28,610)
Contributions to low income housing tax credit investments	(9,614)	(4,645)
Contributions to other equity investments	(1,631)	—
Distributions from equity investments	54	15
Net increase in outstanding loans	(929,237)	(129,967)
Purchased banking premises and equipment, net	(3,386)	(5,226)
Proceeds from sale of other real estate owned	546	—
Net cash used in investing activities	(1,616,788)	8,385
Financing activities
Net increase in demand, savings, interest checking, and money market investment deposit accounts	3,830,588	151,276
Net decrease in time deposits	(49,395)	(139,042)
Net decrease in borrowed funds	(205,958)	(70,673)
Contingent consideration paid	(165)	(637)
Payment of initial public offering costs	(7,114)	—
Net cash provided by financing activities	3,567,956	(59,076)
Net increase in cash, cash equivalents, and restricted cash	1,965,482	93,917
Cash, cash equivalents, and restricted cash at beginning of period	362,602	259,708
Cash, cash equivalents, and restricted cash at end of period	$2,328,084	$353,625
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$12,546	$26,881
Income taxes	35,126	29,555
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$25,816	$10,000

Initial recognition of operating lease right-of-use assets upon adoption of Accounting Standards Update 2016-02	92,948	—
Initial recognition of operating lease liabilities upon adoption of Accounting Standards Update 2016-02	96,426	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Corporate Structure and Nature of Operations; Plan of Reorganization and Conversion; Basis of Presentation

Eastern Bankshares, Inc., a Massachusetts corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiaries, Eastern Bank (the “Bank”) and Eastern Insurance Group LLC, the Company provides a variety of banking, trust and investment services, and insurance services, through its full-service bank branches and insurance offices, located primarily in Eastern Massachusetts, southern and coastal New Hampshire and Rhode Island. Eastern Insurance Group LLC is a wholly-owned subsidiary of the Bank.
The activities of the Company are subject to the regulatory supervision of the board of governors of the Federal Reserve system ("Federal Reserve"). The activities of the Company's subsidiary, Eastern Bank ("Bank") are subject to the regulatory supervision of the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). The Company and the activities of the Bank are also subject to various Massachusetts and New Hampshire business and banking regulations.

Plan of Conversion; Stock Offering

Pursuant to a Plan of Conversion (the “Plan”), Eastern Bank Corporation, the predecessor of the Company, reorganized from a mutual holding company into a publicly traded stock form of organization on October 14, 2020. In connection with the reorganization, Eastern Bank Corporation transferred to the Company 100% of Eastern Bank’s common stock, and immediately thereafter merged into the Company.
Pursuant to the Plan, the Company sold 179,287,828 shares of common stock in a public offering at $10.00 per share, including 14,940,652 shares of common stock purchased by the Bank’s employee stock ownership plan (the “ESOP”), for gross offering proceeds of approximately $1,792,878,000. The Company completed the offering on October 14, 2020. Effective as of October 15, 2020, the Company donated 7,470,326 shares of common stock to the Eastern Bank Charitable Foundation (the “Foundation”). A total of 186,758,154 shares of common stock of the Company were issued and outstanding immediately after the donation to the Foundation.
The purchase of common stock by the ESOP was financed by a loan from the Company.
At September 30, 2020, approximately $12.1 million of stock offering costs had been incurred and deferred. These stock offering costs were deducted from the proceeds of the shares sold in the offering.
Pursuant to the Plan, eligible account holders have received an interest in a “liquidation account” maintained by the Company, and a parallel liquidation account maintained at the Bank has been established to support the Company’s liquidation account in the event the Company does not have sufficient assets to fund its obligations under the Company’s liquidation account. See Note 17 for additional information regarding the liquidation account.

Basis of Presentation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which it holds a controlling financial interest through being the primary beneficiary or through holding a majority of the voting interest. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying consolidated balance sheet as of September 30, 2020, the consolidated statements of income and comprehensive income and of changes in equity for the three and nine months ended September 30, 2020 and 2019 and statement of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained within the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 18, 2020. In the opinion of management, the Company’s consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.
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
Leases
On January 1, 2020, the Company adopted Accounting Standards Update ("ASU”) 2016-2, “Leases” (“Topic 842”), using the modified retrospective method. The new guidance was applied to leases that existed or were entered into on or after January 1, 2020. The Company’s results for the reporting period beginning on January 1, 2020 have been presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with previous guidance. See “Note 5 – Leases” for further discussion of the adoption and the impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of September 30, 2020:
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848). This update addresses optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. For public and nonpublic entities, the guidance is effective as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. The Company qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Act of 2012 ("JOBS Act") and has elected to defer the adoption of new or revised accounting standards until the nonpublic company effective dates. As such, the Company will adopt this standard on the nonpublic company effective date and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact of the transition away from LIBOR.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses on Financial Instruments and relevant amendments (Topic 326) (“ASU 2016-13”). This update was created to replace the current GAAP method of calculating credit losses Specifically, the standard replaces the existing incurred loss impairment guidance by requiring immediate recognition of expected credit losses. For financial assets carried at amortized cost that are held at the reporting date (including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets), credit losses are measured based on historical experience, current conditions and reasonable supportable forecasts. The standard also amends existing impairment guidance for available for sale securities, in which credit losses will be recorded as an allowance versus a write-down of the amortized cost basis of the security. It will also allow for a reversal of impairment loss when the credit of the issuer improves. The guidance requires a cumulative effect of the initial application to be recognized in retained earnings at the date of initial application.
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The amendments in Update No. 2018-19 were intended to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This update requires entities to include expected recoveries of the amortized cost basis previously written off or expected to be written off in the valuation account for purchased financial assets with credit deterioration. In addition, the amendments in this update clarify and improve various aspects of the guidance for ASU 2016-13.
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
Relevant standards that were adopted during the nine months ended September 30, 2020 and the year ended December 31, 2019:
In accordance with the nonpublic company requirements, the Company adopted ASC 606 on January 1, 2019. In completing its assessment of the Company’s revenue streams within the scope of ASC 606, the Company did not identify any revenue sources for which the timing of recognition needed to change under the new standard. The adoption of this standard on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements, its current accounting policies and practices, or the timing or amount of revenue recognized. As a result, no adjustment has been made to retained earnings. Additionally, the Company evaluated and made necessary changes, where appropriate, to business processes, systems, and internal controls in order to support the recognition, measurement, and disclosure requirements of the new standard. The Company also considered the impact of ASC 606 subtopic ASC 340-40. Under ASC 340-40, the Company is required to capitalize and amortize incremental costs of obtaining a contract, such as sales commissions, over the period of benefit. The Company does not pay sales commissions and has not identified any other incremental costs to obtain a contract, therefore ASC 340-40 had no impact to its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”). Topic 842 was subsequently amended by ASU 2018-1, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-1”); ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”); ASU 2018-11, Targeted Improvements (“ASU 2018-11”); and ASU 2018-20 Leases (Topic 842): Narrow-Scope Improvements for Lessors (“ASU 2018-20”). ASU 2018-1 permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. ASU 2018-10 was issued to clarify the Accounting Standards Codification ("Codification") or to correct unintended application of guidance within ASU 2016-2. ASU 2018-11 allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. Lastly, ASU 2018-20 provided narrow-scope improvements for lessors, which was issued to increase transparency and comparability among organizations. ASU 2016-2 and the several additional amendments thereto are collectively referred to herein as ASC 842.
ASC 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard represents a wholesale change to lease accounting and requires all leases with a term longer than 12 months to be reported on the balance sheet through recognition of a right-of-use asset and a corresponding liability for future lease obligations. Leases will be classified as financing or operating, with classification affecting the pattern and grouping of expenses in the income statement. The standard also requires extensive disclosures for assets, expenses, and cash flows associated with leases, as well as a maturity analysis of lease liabilities. In November 2019, the FASB issued guidance delaying the effective date for all entities except for public business entities that are SEC filers. For public business entities the guidance was effective for fiscal year beginning after December 15, 2018, for all other entities the guidance is effective for fiscal years beginning after December 15, 2020, early adoption is permitted for all entities.
The Company early adopted this standard on January 1, 2020. In accordance with ASU 2018-11, the Company used the effective date as the date of application and, therefore, periods prior to January 1, 2020, were not restated. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs under ASC 842. The Company also elected the hindsight practical expedient and, therefore, used the hindsight knowledge as of the effective date when determining lease terms and impairment. In addition, the Company elected the practical expedient to not separate lease and non-lease components and, therefore, accounts for each separate lease component of a contract and its associated non-lease components as a single lease component. The new standard also provides a practical expedient for an entity’s ongoing accounting relating to leases of 12 months or less (“short-term leases”). The Company has elected the short-term lease recognition exemption for all leases that qualify and will not recognize right-of-use assets and lease liabilities for those leases. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for its real estate and equipment operating leases of $92.9 million and $96.4 million, respectively. The Company recorded an adjustment to remove the Company’s existing deferred rent liability of approximately $3.5 million. The Company also recognized a transition adjustment to the opening balance of retained earnings on January 1, 2020 amounting to $1.1 million, net of tax, related to an incremental accrued rent adjustment calculated as a result of electing the hindsight practical expedient. The amount of right-of-use assets were determined based upon the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, adjusted for options that the Company is reasonably certain to exercise, less accrued rent as of December 31, 2019 and the incremental accrued rent as a result of electing the hindsight practical expedient. Lastly, the amount of lease liabilities was determined based upon the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, adjusted for options that the Company is reasonably certain to exercise.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This update modifies the disclosure requirements related to the fair value measurements in Topic 820. Specifically, this update amends disclosure around changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements and the description of measurement uncertainty. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of this update did not have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). This update permits the use of the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments should be adopted on a prospective basis for qualifying new or re-structured hedging relationships entered into on or after the date of adoption. The Company adopted this standard on January 1, 2020. The adoption of this update did not have a material impact on its consolidated financial statements
3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, and fair value of available for sale securities for the periods below were as follows:

	As of and for the nine months ended September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$1,500,348	$38,862	$(216)	$1,538,994
Government-sponsored commercial mortgage-backed securities	17,089	7	—	17,096
U.S. Agency bonds	293,713	58	(598)	293,173
U.S. Treasury securities	70,147	527	(1)	70,673
State and municipal bonds and obligations	263,635	17,834	—	281,469
Qualified zone academy bond	6,236	31	—	6,267
	$2,151,168	$57,319	$(815)	$2,207,672

	As of and for the year ended December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$1,151,305	$17,208	$(545)	$1,167,968
U.S. Treasury securities	50,155	265	—	50,420
State and municipal bonds and obligations	272,582	10,959	(3)	283,538
Qualified zone academy bond	6,155	155	—	6,310
	$1,480,197	$28,587	$(548)	$1,508,236

The amortized cost and estimated fair value of available for sale securities by contractual maturities as of September 30, 2020 and December 31, 2019 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of available for sale securities as of the dates indicated were as follows:

	As of September 30, 2020
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$30,748	$32,462	$127,727	$133,194	$1,341,873	$1,373,338	$1,500,348	$1,538,994
Government-sponsored commercial mortgage-backed securities	—	—	—	—	17,089	17,096	—	—	17,089	17,096
U.S. Agency bonds	—	—	—	—	293,713	293,173	—	—	293,713	293,173
U.S. Treasury securities	50,046	50,533	20,101	20,140	—	—	—	—	70,147	70,673
State and municipal bonds and obligations	406	409	19,832	20,719	74,440	78,727	168,957	181,614	263,635	281,469
Qualified zone academy bond	6,236	6,267	—	—	—	—	—	—	6,236	6,267
Total	$56,688	$57,209	$70,681	$73,321	$512,969	$522,190	$1,510,830	$1,554,952	$2,151,168	$2,207,672

	As of December 31, 2019
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$8,139	$8,464	$199,428	$203,706	$943,738	$955,798	$1,151,305	$1,167,968
U.S. Treasury securities	40	40	50,115	50,380	—	—	—	—	50,155	50,420
State and municipal bonds and obligations	381	381	8,889	9,109	77,227	79,504	186,085	194,544	272,582	283,538
Qualified zone academy bond	6,155	6,310	—	—	—	—	—	—	6,155	6,310
Total	$6,576	$6,731	$67,143	$67,953	$276,655	$283,210	$1,129,823	$1,150,342	$1,480,197	$1,508,236
There were no gross realized gains from sales of available for sale securities during both the three months ended September 30, 2020 and 2019, and $0.3 million and $2.1 million was recognized during the nine months ended September 30, 2020 and 2019, respectively. The Company had no significant gross realized losses from sales of securities available for sale during both the nine months ended September 30, 2020 and 2019. No other-than-temporary impairment ("OTTI") was recorded during the nine months ended September 30, 2020 and 2019.
Management prepares an estimate of the expected cash flows for investment securities available for sale that potentially may be deemed to have been an OTTI. This estimate begins with the contractual cash flows of the security. This amount is then reduced by an estimate of probable credit losses associated with the security. When estimating the extent of probable losses on the securities, management considers the credit quality and the ability to pay of the underlying issuers. Indicators of diminished credit quality of the issuers include defaults, interest deferrals, or “payments in kind.” Management also considers those factors listed in the Investments – Debt and Equity Securities topic of the FASB ASC when estimating the ultimate realizability of the cash flows for each individual security.

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
Information pertaining to available for sale securities with gross unrealized losses as of September 30, 2020 and December 31, 2019, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2020
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars In Thousands)
Government-sponsored residential mortgage-backed securities	1	$216	$103,012	$—	$—	$216	$103,012
U.S. Agency bonds	3	598	249,001	—	—	598	249,001
U.S. Treasury securities	1	1	10,000	—	—	1	10,000
	5	$815	$362,013	$—	$—	$815	$362,013

	December 31, 2019
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars In Thousands)
Government-sponsored residential mortgage-backed securities	1	$545	$74,550	$—	$—	$545	$74,550
State and municipal bonds and obligations	2	3	850	—	—	3	850
	3	$548	$75,400	$—	$—	$548	$75,400
The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company does not consider these investments with gross unrealized losses to be OTTI. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, and volatility of earnings.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the tables above by category are as follows as of September 30, 2020 and December 31, 2019:
•Government-sponsored residential mortgage-backed securities - The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. The security at a loss position as of December 31, 2019 was subsequently in a gain position as of September 30, 2020. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.
•U.S. Agency bonds - The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.

•U.S. Treasury securities - The security with an unrealized loss in this portfolio has contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of this security is attributable to changes in interest rates and not credit quality. Additionally, this security is implicitly guaranteed by the U.S. government or one of its agencies.
•State and municipal bonds and obligations - The securities with unrealized losses in this portfolio as of December 31, 2019 have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities as of December 31, 2019 is attributable to changes in interest rates and not credit quality. These securities were subsequently in a gain position as of September 30, 2020. These bonds are investment grade and are rated AA by Standard and Poor’s.
4. Loans and Allowance for Loan Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	At September 30,	At December 31,
	2020	2019
	(In thousands)
Commercial and industrial	$2,177,216	$1,642,184
Commercial real estate	3,652,312	3,535,441
Commercial construction	297,508	273,774
Business banking	1,251,573	771,498
Residential real estate	1,373,237	1,428,630
Consumer home equity	890,771	933,088
Other consumer	301,624	402,431
Gross loans before unamortized premiums, unearned discounts and deferred fees	9,944,241	8,987,046
Allowance for credit losses	(115,432)	(82,297)
Unamortized premiums, net of unearned discounts and deferred fees	(32,747)	(5,565)
Loans after the allowance for credit losses, unamortized premiums, unearned discounts and deferred fees	$9,796,062	$8,899,184
There are no other loan categories that exceed 10% of total loans not already reflected in the preceding table.
The Company’s lending activities are conducted principally in the New England area with the exception of its Shared National Credit Program (“SNC Program”) portfolio. The Company participates in the SNC Program in an effort to improve its industry and geographical diversification. The SNC Program portfolio is included in the Company’s commercial and industrial, commercial real estate and commercial construction portfolios. The SNC Program portfolio is defined as loan syndications with exposure over $100 million and with three or more lenders participating.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank ("FHLB") of Boston ("FHLBB") were $2.4 billion and $1.5 billion at September 30, 2020 and December 31, 2019, respectively. The balance of funds borrowed from the FHLB were $14.8 million and $19.0 million at September 30, 2020 and December 31, 2019, respectively.

The carrying value of loans pledged to secure advances from the Federal Reserve Bank ("FRB") were $0.9 billion and $1.0 billion at September 30, 2020 and December 31, 2019, respectively. There were no funds borrowed from the FRB outstanding at September 30, 2020 and December 31, 2019.
Serviced Loans
At September 30, 2020 and December 31, 2019, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $14.4 million and $15.6 million, respectively.
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
The following table summarizes the changes in the allowance for loan losses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance at the beginning of period	$116,636	$82,662	$82,297	$80,655
Loans charged off	(2,418)	(2,241)	(6,025)	(6,559)
Recoveries	514	2,601	1,260	4,426
Provision charged to expense	700	—	37,900	4,500
Balance at end of period	$115,432	$83,022	$115,432	$83,022
The following tables summarize changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	For the Three Months Ended September 30, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In Thousands)
Allowance for Loan Losses:
Beginning balance	$33,229	$54,228	$4,816	$9,805	$6,569	$3,875	$3,762	$352	$116,636
Charge-offs	(140)	—	—	(1,179)	—	(22)	(1,077)	—	(2,418)
Recoveries	306	4	—	91	43	31	39	—	514
Provision (benefit)	(3,281)	1,350	(540)	2,711	(261)	(76)	834	(37)	700
Ending balance	$30,114	$55,582	$4,276	$11,428	$6,351	$3,808	$3,558	$315	$115,432

	For the Three Months Ended September 30, 2019
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In Thousands)
Allowance for Loan Losses:
Beginning balance	$20,829	$33,586	$4,762	$8,054	$6,800	$4,097	$4,324	$210	$82,662
Charge-offs	—	—	—	(1,630)	(3)	(67)	(541)	—	(2,241)
Recoveries	2,170	175	—	172	17	16	51	—	2,601
Provision (benefit)	(2,730)	1,698	(1,526)	1,725	(164)	18	438	541	—
Ending balance	$20,269	$35,459	$3,236	$8,321	$6,650	$4,064	$4,272	$751	$83,022

	For the Nine Months Ended September 30, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,919	$34,730	$3,424	$8,260	$6,380	$4,027	$4,173	$384	$82,297
Charge-offs	(167)	(24)	—	(3,714)	—	(495)	(1,625)	—	(6,025)
Recoveries	686	10	—	245	116	53	150	—	1,260
Provision (benefit)	8,676	20,866	852	6,637	(145)	223	860	(69)	37,900
Ending balance	$30,114	$55,582	$4,276	$11,428	$6,351	$3,808	$3,558	$315	$115,432
Ending balance: individually evaluated for impairment	$3,687	$397	$—	$1,018	$1,507	$263	$—	$—	$6,872
Ending balance: acquired with deteriorated credit quality	$1,732	$1,066	$—	$—	$293	$—	$—	$—	$3,091
Ending balance: collectively evaluated for impairment	$24,695	$54,119	$4,276	$10,410	$4,551	$3,545	$3,558	$315	$105,469
Loans ending balance:
Individually evaluated for impairment	$16,390	$6,456	$280	$19,123	$26,958	$4,552	$54	$—	$73,813
Acquired with deteriorated credit quality	3,569	4,420	—	—	3,432	—	—	—	11,421
Collectively evaluated for impairment	2,157,257	3,641,436	297,228	1,232,450	1,342,847	886,219	301,570	—	9,859,007
Total loans by group	$2,177,216	$3,652,312	$297,508	$1,251,573	$1,373,237	$890,771	$301,624	$—	$9,944,241

	For the Nine Months Ended September 30, 2019
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$19,321	$32,400	$4,606	$8,167	$7,059	$4,113	$4,600	$389	$80,655
Charge-offs	(272)	—	—	(4,440)	(66)	(191)	(1,590)	—	(6,559)
Recoveries	3,538	10	—	492	88	44	254	—	4,426
Provision (benefit)	(2,318)	3,049	(1,370)	4,102	(431)	98	1,008	362	4,500
Ending balance	$20,269	$35,459	$3,236	$8,321	$6,650	$4,064	$4,272	$751	$83,022
Ending balance: individually evaluated for impairment	$2,827	$40	$—	$630	$1,532	$266	$—	$—	$5,295
Ending balance: acquired with deteriorated credit quality	$227	$85	$—	$—	$213	$—	$—	$—	$525
Ending balance: collectively evaluated for impairment	$17,215	$35,334	$3,236	$7,691	$4,905	$3,798	$4,272	$751	$77,202
Loans ending balance:
Individually evaluated for impairment	$33,827	$9,095	$—	$11,836	$26,891	$4,458	$—	$—	$86,107
Acquired with deteriorated credit quality	3,596	7,298	—	—	3,397	—	—	—	14,291
Collectively evaluated for impairment	1,621,701	3,471,390	256,053	739,771	1,408,372	949,971	436,217	—	8,883,475
Total loans by group	$1,659,124	$3,487,783	$256,053	$751,607	$1,438,660	$954,429	$436,217	$—	$8,983,873
Management uses a methodology to systematically estimate the amount of loss incurred in the portfolio. Commercial real estate, commercial and industrial, commercial construction and business banking loans are evaluated using a loan rating system, historical losses and other factors which form the basis for estimating incurred losses. Portfolios of more homogeneous populations of loans, including residential mortgages and consumer loans, are analyzed as groups taking into account delinquency ratios, historical loss experience and charge-offs. For the purpose of estimating the allowance for loan losses, management segregates the loan portfolio into the categories noted in the above tables. Each of these loan categories possesses unique risk characteristics such as the purpose of the loan, repayment source, and collateral. These characteristics are considered when determining the appropriate level of the allowance for each category. Some examples of these risk characteristics unique to each loan category include:
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
0 Risk Rating - Unrated
Certain segments of the portfolios are not rated. These segments include airplane loans, business banking scored loan products, and other commercial loans managed by exception. Loans within this unrated loan segment are monitored by delinquency status; and for lines of credit greater than $100,000 in exposure, an annual review is conducted. The Company supplements performance data with current credit scores for the business banking portfolio on a quarterly basis. Unrated loans managed outside of airplane loans and business banking loans are generally restricted to commercial exposure less than $1 million. Loans included in this category have qualification requirements that include risk rating of 6W or better at time of recommendation for unrated status, acceptable management of deposit accounts, and no known negative changes in management, operations or financial performance. Restricted from this category are lines of credit managed with borrowing base requirements.
For purposes of estimating the allowance for loan losses, unrated loans are considered in the same manner as pass rated loans.

1-6W Risk Rating – Pass
Loans with a risk-rating of 1-6W are classified as “Pass” and are comprised of loans that range from “substantially risk free” which indicates borrowers of unquestioned credit standing, well-established national companies with a very strong financial condition, and loans fully secured by cash, through “acceptable risk” which indicates acceptable rated loans that may be experiencing weak cash flow, impending lease rollover or minor liquidity concerns. The top end of the risk-rating category (6W) includes loans that, although containing the same risk-rating as those with a rating of 6, are being more closely monitored to determine if a downgrade is necessary.
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
8 Risk Rating – Substandard (Well-Defined Weakness)
Loans with a risk-rating of 8 exhibit well-defined weaknesses that, if not corrected, may jeopardize the repayment of the debt. A loan is classified as substandard if it is inadequately protected by the repayment capacity of the obligor or by the collateral pledged. Specifically, repayment under market rates and terms, or by the requirements under the existing loan documents, is in jeopardy, but no loss of principal or interest is envisioned. There is a possibility that a partial loss of principal and/or interest will occur in the future if the deficiencies are not corrected. Loss potential, while existing in the aggregate portfolio of substandard assets, does not have to exist in individual assets classified as substandard. Credits in this category often may have reported a loss in the most recent fiscal year end and are likely to continue to report losses in the interim period, or interim losses are expected to result in a fiscal year-end loss. Nonaccrual is possible, but not mandatory, in this class.
9 Risk Rating – Doubtful (Loss Probable)
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

The following tables detail the internal risk-rating categories for the Company’s commercial and industrial, commercial real estate, commercial construction and business banking portfolios:

		As of September 30, 2020
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	—	$751,703	$43,126	$332	$904,292	$1,699,453
Pass	1-6W	1,233,803	3,279,252	275,172	280,997	5,069,224
Special mention	7	115,579	294,176	18,114	49,348	477,217
Substandard	8	62,382	32,928	3,890	16,126	115,326
Doubtful	9	13,749	2,830	—	810	17,389
Loss	10	—	—	—	—	—
Total		$2,177,216	$3,652,312	$297,508	$1,251,573	$7,378,609

		As of December 31, 2019
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	—	$150,226	$48,266	$331	$445,201	$644,024
Pass	1-6W	1,405,902	3,436,267	260,615	315,194	5,417,978
Special mention	7	24,171	28,606	9,438	2,006	64,221
Substandard	8	42,894	21,635	3,390	8,207	76,126
Doubtful	9	18,991	667	—	890	20,548
Loss	10	—	—	—	—	—
Total		$1,642,184	$3,535,441	$273,774	$771,498	$6,222,897
Paycheck Protection Program (“PPP”) loans are included within the unrated category of the commercial and industrial and business banking portfolios in the table above. Commercial and industrial PPP and business banking PPP loans amounted to $637.6 million and $485.9 million, respectively, at September 30, 2020. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.
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
The following is a summary pertaining to the breakdown of the Company’s nonaccrual loans:

	As of September 30,	As of December 31,
	2020	2019
	(In Thousands)
Commercial and industrial	$10,719	$21,471
Commercial real estate	2,936	4,120
Commercial construction	280	—
Business banking	15,033	8,502
Residential real estate	7,419	5,598
Consumer home equity	3,693	2,137
Other consumer	1,034	623
Total non-accrual loans	$41,114	$42,451
The following tables show the age analysis of past due loans as of the dates indicated:

	As of September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In thousands)
Commercial and industrial	$129	$—	$1,990	$2,119	$2,175,097	$2,177,216	$1,048
Commercial real estate	199	—	4,443	4,642	3,647,670	3,652,312	2,336
Commercial construction	—	—	280	280	297,228	297,508	—
Business banking	3,583	1,646	9,480	14,709	1,236,864	1,251,573	—
Residential real estate	9,223	1,822	5,484	16,529	1,356,708	1,373,237	326
Consumer home equity	1,273	910	3,170	5,353	885,418	890,771	9
Other consumer	1,980	467	1,034	3,481	298,143	301,624	—
Total	$16,387	$4,845	$25,881	$47,113	$9,897,128	$9,944,241	$3,719

	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing
	(In thousands)
Commercial and industrial	$1,407	$—	$963	$2,370	$1,639,814	$1,642,184	$—
Commercial real estate	1,290	100	1,856	3,246	3,532,195	3,535,441	1,315
Commercial Construction	—	—	—	—	273,774	273,774	—
Business banking	3,031	763	6,095	9,889	761,609	771,498	—
Residential real estate	14,030	2,563	3,030	19,623	1,409,007	1,428,630	—
Consumer home equity	2,497	430	1,636	4,563	928,525	933,088	9
Other consumer	3,451	514	579	4,544	397,887	402,431	—
Total	$25,706	$4,370	$14,159	$44,235	$8,942,811	$8,987,046	$1,324

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
The following table shows the TDR loans on accrual and nonaccrual status as of the dates indicated:

	As of September 30, 2020
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	2	$5,671	8	$6,986	10	$12,657
Commercial real estate	1	3,520	2	696	3	4,216
Business banking	5	4,090	2	223	7	4,313
Residential real estate	146	22,803	26	3,765	172	26,568
Consumer home equity	85	3,766	12	786	97	4,552
Other consumer	3	31	1	23	4	54
Total	242	$39,881	51	$12,479	293	$52,360

	As of December 31, 2019
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	4	$10,899	14	$19,781	18	$30,680
Commercial real estate	1	3,520	3	3,338	4	6,858
Business banking	2	3,156	1	204	3	3,360
Residential real estate	152	25,093	27	3,977	179	29,070
Consumer home equity	89	5,955	5	600	94	6,555
Total	248	$48,623	50	$27,900	298	$76,523
The amount of specific reserve associated with the TDRs was $3.8 million and $3.2 million at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020 and the year ended December 31, 2019, $2.2 million and $0.3 million, respectively, in TDRs moved from nonaccrual to accrual. The amount of additional commitments to lend to borrowers who have been a party to a TDR was $0 and $2.5 million at September 30, 2020 and December 31, 2019, respectively.

The following tables show the modifications which occurred during the periods and the change in the recorded investment subsequent to the modifications occurring:

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Modification Outstanding Recorded Investment	Post- Modification Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Commercial and industrial	—	$—	$—	1	$140	$140
Commercial real estate	—	—	—	2	632	632
Business banking	—	—	—	3	1,040	1,040
Residential real estate	—	—	—	3	399	399
Consumer home equity	—	—	—	12	527	531
Other consumer	3	35	35	4	58	58
Total	3	$35	$35	25	$2,796	$2,800

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Modification Outstanding Recorded Investment	Post- Modification Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Commercial and industrial	7	$11,032	$11,032	14	$18,494	$18,794
Commercial real estate	—	—	—	2	3,277	3,277
Business banking	2	3,184	3,184	2	3,184	3,184
Residential real estate	2	741	756	5	1,174	1,201
Consumer home equity	1	47	47	4	201	204
Total	12	$15,004	$15,019	27	$26,330	$26,660
(1)The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.
At September 30, 2020 and December 31, 2019, the outstanding recorded investment of loans that were new to TDR during the period was $2.5 million and $36.2 million, respectively.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Adjusted interest rate and extended maturity	$—	$138	$—	$806
Adjusted interest rate and principal deferred	—	—	—	40
Adjusted interest rate	—	3,184	—	3,184
Interest only/principal deferred	—	—	1,305	40
Extended maturity	—	—	35	—
Extended maturity and interest only/principal deferred	—	47	427	47
Additional underwriting - increased exposure	—	—	—	10,572
Court-ordered concession	35	—	1,033	321
Subordination	—	11,032	—	11,032
Other	—	618	—	618
Total	$35	$15,019	$2,800	$26,660
The following table shows the loans that have been modified during the prior 12 months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to nonaccrual:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted (1):
Commercial and industrial	—	$—	7	$16,741	—	$—	11	$22,283
Commercial real estate	—	—	—	—	—	—	1	330
Residential real estate	—	—	2	478	—	—	3	584
Consumer Home Equity	1	40	1	81	1	40	1	81
Total	1	$40	10	$17,300	1	$40	16	$23,278
(1)This table does not reflect any TDRs which were fully charged off, paid off, or otherwise settled during the period.
During the three and nine months ended September 30, 2020 the amounts charged-off on TDRs modified in the prior 12 months were $0.2 million and $0.6 million, respectively. During both the three and nine months ended September 30, 2019 there were no charge-offs on TDR loans modified in the prior 12 months.
Impaired Loans
Impaired loans consist of all loans for which management has determined it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreements. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.
The Company measures impairment of loans using a discounted cash flow method, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company has defined the population of impaired loans to include certain nonaccrual loans, TDR loans and residential and home equity loans that have been partially charged off.

The following table summarizes the Company’s impaired loans by loan portfolio as of the dates indicated:

	As of September 30, 2020			As of December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$9,261	$10,478	$—	$22,074	$22,819	$—
Commercial real estate	4,397	4,491	—	7,553	7,808	—
Commercial construction	280	280	—	—	—	—
Business banking	3,783	5,214	—	2,738	4,062	—
Residential real estate	13,166	14,894	—	16,517	17,858	—
Consumer home equity	2,148	2,148	—	3,666	3,697	—
Other consumer	54	54	—	—	—	—
Sub-total	33,089	37,559	—	52,548	56,244	—
With an allowance recorded:
Commercial and industrial	7,129	7,431	3,687	10,296	10,503	2,337
Commercial real estate	2,059	2,199	397	88	90	40
Commercial construction	—	—	—	—	—	—
Business banking	15,340	19,697	1,018	8,920	13,176	571
Residential real estate	13,792	13,792	1,507	13,015	14,072	1,399
Consumer home equity	2,404	2,404	263	2,889	2,913	322
Sub-total	40,724	45,523	6,872	35,208	40,754	4,669
Total	$73,813	$83,082	$6,872	$87,756	$96,998	$4,669
The following tables display information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020		September 30, 2020
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$9,273	$48	$14,152	$167
Commercial real estate	4,408	45	5,433	134
Commercial construction	280	—	125	—
Business banking	3,298	30	2,659	66
Residential real estate	13,513	129	13,141	399
Consumer home equity	3,034	21	3,287	61
Other consumer	53	1	33	1
Sub-total	33,859	274	38,830	828
With an allowance recorded:
Commercial and industrial	6,229	—	8,168	—
Commercial real estate	1,017	—	625	—
Commercial construction	—	—	—	—
Business banking	17,452	15	13,063	44
Residential real estate	14,165	144	13,708	446
Consumer home equity	2,417	23	2,692	69
Sub-total	41,280	182	38,256	559
Total	$75,139	$456	$77,086	$1,387

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019		September 30, 2019
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$26,351	$116	$16,346	$339
Commercial real estate	9,106	74	10,486	222
Business banking	2,872	11	1,845	11
Residential real estate	11,500	15	11,537	352
Consumer home equity	1,837	1	1,915	71
Sub-total	51,666	217	42,129	995
With an allowance recorded:
Commercial and industrial	6,289	—	4,516	—
Commercial real estate	88	—	452	—
Business banking	8,104	10	7,326	10
Residential real estate	12,978	19	13,024	442
Consumer home equity	2,306	1	2,403	89
Sub-total	29,765	30	27,721	541
Total	$81,431	$247	$69,850	$1,536

Purchased Credit Impaired Loans
The following table displays the outstanding and carrying amounts of PCI loans as of the dates indicated:

	September 30,	December 31,
	2020	2019
	(In Thousands)
Outstanding balance	$12,341	$15,149
Carrying amount	11,421	13,451
The excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Balance at beginning of period	$2,994	$5,474	$3,923	$6,161
Acquisition	—	—	—	—
Accretion	(298)	(526)	(1,058)	(1,668)
Other change in expected cash flows	(44)	(248)	(209)	(648)
Reclassification (to) from non-accretable difference for loans with (deteriorated) improved cash flows	—	—	(4)	855
Balance at end of period	$2,652	$4,700	$2,652	$4,700
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
Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans. As of September 30, 2020 and December 31, 2019, the Company held commercial loan participation interests totaling $1.1 billion and $965.1 million, respectively.

The following table summarizes the Company’s loan participations:

	As of and for the nine months ended September 30, 2020				As of and for the year ended December 31, 2019
	Balance	Nonperforming Loan Rate (%)	Impaired (%)	Gross Charge-offs	Balance	Nonperforming Loan Rate (%)	Impaired (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$640,288	1.05%	1.05%	$—	$586,346	2.76%	2.76%	$—
Commercial real estate	310,332	0.00%	0.00%	—	314,487	0.00%	0.00%	—
Commercial construction	100,839	0.00%	0.00%	—	64,259	0.00%	0.00%	—
Business banking	37	0.00%	0.00%	15	57	0.00%	0.00%	—
Total loan participations	$1,051,496	0.64%	0.64%	$15	$965,149	1.68%	1.68%	$—

5. Leases
The Company leases certain office space and equipment under various non-cancelable operating leases. These leases have original terms ranging from 1 year to 25 years. Operating lease liabilities and right-of-use ("ROU") assets are recognized at the lease commencement date based upon the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s consolidated balance sheet.
As of September 30, 2020, the Company had the following related to operating leases:

As of September 30, 2020
(In thousands)
Right-of-use assets	$84,848
Lease liabilities	$88,537
The following table is a summary of the Company’s components of net lease cost for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In thousands)
Operating lease cost	$3,596	$10,810
Finance lease cost	24	43
Variable lease cost	509	1,479
Total lease cost	$4,129	$12,332
The rent expense under real estate operating leases for the three and nine months ended September 30, 2019 amounted to $3.6 million and $10.8 million, respectively. The rent expense under equipment operating leases for the three and nine months ended September 30, 2019 amounted to $0.1 million and $0.5 million, respectively.
During the three and nine months ended September 30, 2020, the Company made $3.6 million and $10.6 million, respectively, in cash payments for operating and finance lease payments.
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s consolidated balance sheet.
Supplemental balance sheet information related to operating leases as of September 30, 2020 is as follows:

As of September 30, 2020
Weighted-average remaining lease term (in years)	8.67
Weighted-average discount rate	2.64%
The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at September 30, 2020 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company’s consolidated balance sheet in other liabilities.

(In thousands)
Remainder of 2020	$3,554
2021	13,777
2022	12,808
2023	12,268
2024	11,465
Thereafter	45,628
Total minimum lease payments	$99,500
Less: amount representing interest	10,963
Present value of future minimum lease payments	$88,537

6. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization by reporting unit at the dates indicated below:

	As of September 30, 2020
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In Thousands)
Balances not subject to amortization
Goodwill	$298,611	$70,420	$369,031
Balances subject to amortization
Insurance agency	—	6,294	6,294
Core deposits	307	—	307
Total other intangible assets	307	6,294	6,601
Total goodwill and other intangible assets	$298,918	$76,714	$375,632

	As of December 31, 2019
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In Thousands)
Balances not subject to amortization
Goodwill	$298,611	$70,420	$369,031
Balances subject to amortization
Insurance agency	—	7,949	7,949
Core deposits	754	—	754
Total other intangible assets	754	7,949	8,703
Total goodwill and other intangible assets	$299,365	$78,369	$377,734
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The quantitative assessment was most recently performed as of September 30, 2020. The Company considered the economic conditions for the period including the potential impact of the novel coronavirus ("COVID-19") pandemic in the goodwill impairment test and determined there was no indication of impairment related to goodwill. Additionally, the Company did not record any impairment charges during the year ended December 31, 2019.
Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the impact of COVID-19 as it pertains to these intangible assets and determined that there was no indication of impairment related to other intangible assets. Additionally, the Company did not record any impairment charges during the year ended December 31, 2019.

7. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provisions	$7,429	$9,230	$15,924	$29,940
Effective income tax rates	20.7%	20.5%	19.2%	22.4%
The Company’s provision for income taxes was $7.4 million and $9.2 million for the three months ended September 30, 2020 and 2019, respectively, and $15.9 million and $29.9 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in income tax expense was due primarily to lower pre-tax income during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, increasing the impact on the effective rate related to favorable permanent differences, including investment tax credits and tax exempt income. Additionally, the tax expense decreased as a result of discrete items associated with professional fees and impairment charges related to tax equity investments.
The Company believes that it is more likely than not that its deferred tax assets as of September 30, 2020 and December 31, 2019 will be realized. As such, there was no deferred tax asset valuation allowance as of September 30, 2020 and December 31, 2019.
The Company files tax returns in the U.S. federal jurisdiction and various states. As of September 30, 2020, the Company is no longer subject to exam for tax years before 2016 by the Internal Revenue Service ("IRS") and state tax authorities. The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however the IRS and/or state jurisdiction, upon examination, could disagree with the Company's interpretation.
Management has performed an evaluation of the Company’s tax positions and determined that a reserve for unrecognized tax benefits at September 30, 2020 and December 31, 2019 was not needed.
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
The following table presents the Company’s investments in low income housing projects accounted for using the proportional amortization method for the periods indicated:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(In Thousands)
Current recorded investment included in other assets	$59,767	$37,665
Commitments to fund qualified affordable housing projects included in recorded investment noted above	34,245	18,042
Tax credits and benefits (1)	4,597	5,962
Amortization of investments included in current tax expense (2)	3,715	4,782
(1)Amount reflects tax credits and tax benefits recognized in the consolidated statement of income for the nine months ended September 30, 2020 and the year ended December 31, 2019.
(2)Amount reflects amortization of qualified affordable housing projects for the nine months ended September 30, 2020 and the year ended December 31, 2019.

In reviewing its tax credit equity investments for impairment, the Company identified an immaterial correction to the investment balances primarily related to prior periods. In the quarter-ended September 30, 2020, the Company wrote off $7.6 million of the tax credit equity investment balances as a component of noninterest expense and other assets to reflect the remaining benefits from these investments. Management evaluated the correction in relation to the current period, which is when the correction was recorded, as well as the preceding periods in which it originated. Management believes this correction is immaterial to both the consolidated quarterly and previous annual financial statements.

9. Employee Benefits
Pension Plans
The Company provides pension benefits for its employees through membership in the Savings Banks Employees’ Retirement Association. The plan through which benefits are provided is a noncontributory, defined benefit plan. The Company’s annual contribution to the Defined Benefit Plan is based upon standards established by the Pension Protection Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. The Defined Benefit Plan has a plan year end of October 31.
The Company has an unfunded Defined Benefit Supplemental Executive Retirement Plan ("DB SERP") that provides certain retired and currently employed officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. The DB SERP has a plan year end of December 31. In addition, the Company has an unfunded Benefit Equalization Plan ("BEP") to provide retirement benefits to certain employees whose retirement benefits under the qualified pension plan are limited per the Internal Revenue Code. The BEP has a plan year end of October 31. The Company also has an unfunded Outside Directors’ Retainer Continuance Plan that provides pension benefits to outside directors who retire from service. The Outside Directors’ Retainer Continuance Plan has a plan year end of December 31.
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$6,231	$4,733	$18,694	$14,196
Interest cost	2,617	2,747	7,849	8,247
Expected return on plan assets	(7,427)	(5,901)	(22,277)	(17,713)
Past service cost	7	11	19	33
Recognized net actuarial loss	2,361	1,809	7,082	5,432
Net periodic benefit cost	$3,789	$3,399	$11,367	$10,195
Service costs for the Defined Benefit Plan, the BEP, and the DB SERP are recognized within salaries and employee benefits in the statement of income. Service costs for the Outside Directors’ Retainer Continuance Plan are recognized within professional services in the statement of income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the statement of income. During the nine months ended September 30, 2020, the Company made contributions for the Defined Benefit Plan of $32.5 million.
Rabbi Trust Variable Interest Entity
The Company established a rabbi trust to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trust is considered a variable interest entity ("VIE") as the equity investment at risk is insufficient to permit the trust to finance its activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trust as it has the power to direct the activities of the rabbi trust that significantly affect the rabbi trust’s economic performance and it has the obligation to absorb losses of the rabbi trust that could potentially be significant to the rabbi trust by virtue of its contingent call options on the rabbi trust’s assets in the event of the Company’s bankruptcy. As the primary beneficiary of this VIE, the Company consolidates the rabbi trust investments. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in other assets on the Company's consolidated balance sheet. Changes in fair value are recorded in noninterest income. At September 30, 2020 and December 31, 2019 the amount of rabbi trust investments at fair value were $83.7 million and $78.0 million, respectively.

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
The following table summarizes the above financial instruments as of the dates indicated:

	As of September 30, 2020	As of December 31, 2019
	(In Thousands)
Commitments to extend credit	$3,798,722	$3,606,182
Standby letters of credit	62,361	60,124
Forward commitments to sell loans	154,114	21,357
Other Contingencies
The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company’s consolidated financial statements.
As a member of the Federal Reserve System, the Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. However, in response to the COVID-19 pandemic, the Federal Reserve temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of September 30, 2020. The amount of the Bank's reserve requirement included in cash and cash equivalents was approximately $3.7 million on December 31, 2019.
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
Interest Rate Positions

An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company may enter into interest rate swaps in which they pay floating and receive fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate commercial loans. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. As of September 30, 2020, the Company does not have any active interest rate swaps which qualify as cash flow hedges for accounting purposes.
The following table reflects the Company’s derivative positions as of December 31, 2019 for interest rate swaps which qualify as cash flow hedges for accounting purposes.

December 31, 2019
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In Thousands)	(In Years)			(In Thousands)
Interest rate swaps on loans	2,120,000	2.16	1.74%	2.11%	(321)
Total	$2,120,000				$(321)
(1)Fair value included net accrued interest receivable of $0.4 million at December 31, 2019.
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
The Company expects approximately $32.8 million to be reclassified into interest income from other comprehensive income related to the Company’s terminated cash flow hedges in the next 12 months as of September 30, 2020. This reclassification is due to the amortization of realized but unrecognized gains from the termination of interest rate swaps. At September 30, 2020, the remaining unamortized gain on terminated cash flow hedges is $50.0 million.
As of September 30, 2020 and December 31, 2019, the Company’s exposure to the Chicago Mercantile Exchange ("CME") and the fair value of interest rate swap derivatives which qualify as cash flow hedges that contain credit-risk related contingent features that are in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $0 and $0.3 million, respectively. In addition, at September 30, 2020 and December 31, 2019, the Company had posted initial-margin collateral in the form of cash and a U.S. Treasury note to CME for these derivatives amounting to $0 and $22.8 million, respectively. The cash and U.S. Treasury note were considered restricted assets and were included in cash and due from banks and in available for sale securities, respectively.
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

Foreign exchange contracts consist of those offered to commercial customers and those entered into to hedge the Company’s foreign currency risk associated with a foreign-currency loan. Neither qualifies as a hedge for accounting purposes. These commercial customer derivatives are offset with matching derivatives with correspondent-bank counterparties in order to minimize foreign exchange rate risk to the Company. Exposure with respect to these derivatives is largely limited to nonperformance by either the customer or the other counterparty. Neither the Company nor the correspondent-bank counterparty are required to post collateral but each has established foreign-currency transaction limits to manage the exposure risk. The Company requires its customers to post collateral to minimize risk exposure.
The following tables present the Company’s customer-related derivative positions as of the dates indicated below or those derivatives not designated as hedging.

	September 30, 2020
	Number of Positions	Total Notional
	(Dollars in Thousands)
Interest rate swaps	603	$3,778,946
Risk participation agreements	78	293,271
Foreign exchange contracts:
Matched commercial customer book	58	7,798
Foreign currency loan	28	8,883

	December 31, 2019
	Number of Positions	Total Notional
	(Dollars in Thousands)
Interest rate swaps	603	$3,749,474
Risk participation agreements	67	299,576
Foreign exchange contracts:
Matched commercial customer book	62	29,990
Foreign currency loan	23	7,310
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet for the periods indicated.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2020	Fair Value at December 31, 2019	Balance Sheet Location	Fair Value at September 30, 2020	Fair Value at December 31, 2019
	(Dollars in Thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	Other liabilities	$—	$321
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$161,841	$64,463	Other liabilities	$48,174	$18,057
Risk participation agreements	Other assets	888	482	Other liabilities	1,382	606
Foreign currency exchange contracts - matched customer book	Other assets	183	469	Other liabilities	159	428
Foreign currency exchange contracts - foreign currency loan	Other assets	35	—	Other liabilities	59	203
		$162,947	$65,414		$49,774	$19,294
Total		$162,947	$65,414		$49,774	$19,615
The table below presents the net effect of the Company’s derivative financial instruments on the consolidated income statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income ("OCI") as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Derivatives designated as hedges:
Gain in OCI on derivatives	$(142)	$3,928	$46,869	$25,842
Gain reclassified from OCI into interest income (effective portion)	$8,405	$429	$18,651	$953
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—	—	—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain (loss) recognized in interest rate swap income	$904	$(1,712)	$(6,063)	$(5,068)
Gain (loss) recognized in interest rate swap income for risk participation agreements	11	(68)	(370)	(166)
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	(86)	22	(17)	(18)
Foreign currency loan	149	38	179	14
Total (loss) for derivatives not designated as hedges	$978	$(1,720)	$(6,271)	$(5,238)
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
Cleared derivative transactions are with CME and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At September 30, 2020 and December 31, 2019, the Company’s exposure to CME for settled variation margin in excess of the customer-related interest rate swap termination values was less than $0.1 million, and $1.5 million, respectively. In addition, at September 30, 2020 and December 31, 2019, the Company had posted initial-margin collateral in the form of a U.S. Treasury note amounting to $60.7 million and $27.6 million, respectively, to CME for these derivatives. The cash and U.S. Treasury note were considered restricted assets and were included in cash and due from banks and in available for sale securities, respectively.
At September 30, 2020 and December 31, 2019 the fair value of non-cleared customer-related interest rate swap derivatives that contain credit-risk related contingent features that are in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $48.2 million and $14.6 million, respectively. The Company has minimum collateral posting thresholds with its non-cleared customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At September 30, 2020 and December 31, 2019, the Company had posted collateral in the form of cash amounting to $52.5 million and $22.2 million, respectively, which was considered to be a restricted asset and was included in other short-term investments. If the Company had breached any of these provisions at September 30, 2020 or December 31, 2019, it would have been required to settle its obligations under the agreements at the termination value. In addition, the

Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
12. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of September 30, 2020 and December 31, 2019, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its financial position, as of the dates indicated:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Description				Financial Instruments	Collateral Pledged (Received)
	(In Thousands)
	As of September 30, 2020
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	161,841	—	161,841	14	—	161,827
Risk participation agreements	888	—	888	—	—	888
Foreign currency exchange contracts - matched customer book	183	—	183	—	(20)	163
Foreign currency exchange contracts - foreign currency loan	35	—	35	—	—	35
	$162,947	$—	$162,947	$14	$(20)	$162,913
Derivative Liabilities
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	48,174	—	48,174	14	48,160	—
Risk participation agreements	1,382	—	1,382	—	—	1,382
Foreign currency exchange contracts - matched customer book	159	—	159	—	(10)	169
Foreign currency exchange contracts - foreign currency loan	59	—	59	—	—	59
	$49,774	$—	$49,774	$14	$48,150	$1,610

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Description				Financial Instruments	Collateral Pledged (Received)
	(In Thousands)
	As of December 31, 2019
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	64,463	—	64,463	1,434	—	63,029
Risk participation agreements	482	—	482	—	—	482
Foreign currency exchange contracts - matched customer book	469	—	469	7	(462)	—
	$65,414	$—	$65,414	$1,441	$(462)	$63,511
Derivative Liabilities
Interest rate swaps	$321	$—	$321	$321	$—	$—
Customer-related positions:
Interest rate swaps	18,057	—	18,057	1,434	16,623	—
Risk participation agreements	606	—	606	—	—	606
Foreign currency exchange contracts - matched customer book	428	—	428	7	—	421
Foreign currency exchange contracts - foreign currency loan	203	—	203	—	—	203
	$19,615	$—	$19,615	$1,762	$16,623	$1,230
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
Available for Sale Securities
Available for sale securities recorded at fair value consisted of U.S. Treasury securities, U.S. government-sponsored residential and commercial mortgage-backed securities, U.S. Agency bonds, state and municipal bonds, and a qualified zone academy bond.
The Company’s U.S. Treasury securities are traded on active markets and therefore these securities were classified as Level 1.
The fair value of U.S. government-sponsored residential and commercial mortgage-backed securities, and U.S. Agency bonds, were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2.
State and municipal bonds were classified as Level 2 for the same reasons described for the trading municipal securities.
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2. The equity securities and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1. Mutual funds at net asset value amounted to $48.8 million at September 30, 2020 and $16.2 million at December 31, 2019. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at September 30, 2020 and December 31, 2019, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.

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
The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Assets
Cash and cash equivalents	$2,328,084	$2,328,084	$362,602	$362,602
Trading securities	—	—	961	961
Securities available for sale	2,207,672	2,207,672	1,508,236	1,508,236
Loans held for sale	4,649	4,649	26	26
Loans, net of allowance for loan losses	9,796,062	10,113,381	8,889,184	9,116,018
Accrued interest receivable	34,525	34,525	26,835	26,835
FHLB stock	8,805	8,805	9,027	9,027
Rabbi trust investments	83,663	83,663	78,012	78,012
Bank-owned life insurance	78,058	78,058	77,546	77,546
Interest rate swap contracts
Customer-related positions	161,841	161,841	64,463	64,463
Risk participation agreements	888	888	482	482
Foreign currency forward contracts
Matched customer book	183	183	469	469
Foreign currency loan	35	35	—	—
Liabilities
Deposits	$13,332,585	$13,332,754	$9,551,392	$9,548,889
Other borrowed funds	—	—	201,082	201,082
FHLB advances	14,773	14,633	18,964	18,188
Escrow deposits of borrowers	14,664	14,664	15,349	15,349
Accrued interest payable	128	128	1,712	1,712
Interest rate swap contracts
Cash flow hedges - interest rate positions	—	—	321	321
Customer-related positions	48,174	48,174	18,057	18,057
Risk participation agreements	1,382	1,382	606	606
Foreign currency forward contracts
Matched customer book	159	159	428	428
Foreign currency loan	59	59	203	203

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$1,538,994	$—	$1,538,994	$—
Government-sponsored commercial mortgage-backed securities	17,096	—	17,096	—
U.S. Agency bonds	293,173	—	293,173	—
U.S. Treasury securities	70,673	70,673	—	—
State and municipal bonds and obligations	281,469	—	281,469	—
Qualified zone academy bond	6,267	—	—	6,267
Rabbi trust investments	83,663	75,716	7,947	—
Interest rate swap contracts
Customer-related positions	161,841	—	161,841	—
Risk participation agreements	888	—	888	—
Foreign currency forward contracts
Matched customer book	183	—	183	—
Foreign currency loan	35	—	35	—
Total	$2,454,282	$146,389	$2,301,626	$6,267
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$—	—	$—	—
Customer-related positions	48,174	—	48,174	—
Risk participation agreements	1,382	—	1,382	—
Foreign currency forward contracts
Matched customer book	159	—	159	—
Foreign currency loan	59	—	59	—
Total	$49,774	$—	$49,774	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Trading securities
Municipal bonds	$961	$—	$961	$—
Securities available for sale
Government-sponsored residential mortgage-backed securities	1,167,968	—	1,167,968	—
U.S. Treasury securities	50,420	50,420	—
State and municipal bonds and obligations	283,538	—	283,538	—
Qualified zone academy bond	6,310	—	—	6,310
Rabbi trust investments	78,012	63,945	14,067	—
Interest rate swap contracts
Customer-related positions	64,463	—	64,463	—
Risk participation agreements	482	—	482	—
Foreign currency forward contracts
Matched customer book	469	—	469	—
Total	$1,652,623	$114,365	$1,531,948	$6,310
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$321	$—	$321	$—
Customer-related positions	18,057	—	18,057	—
Risk participation agreements	606	—	606	—
Foreign currency forward contracts
Matched customer book	428	—	428	—
Foreign currency loan	203	—	203	—
Total	$19,615	$—	$19,615	$—
There were no transfers to or from Level 1, 2 and 3 during the nine months ended September 30, 2020 and year ended December 31, 2019.
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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2020 and 2019:

Securities Available for Sale
(Dollars In Thousands)
Balance at January 1, 2019	$6,045
Gains and losses (realized/unrealized):
Included in net income	82
Balance at September 30, 2019	$6,127

Balance at January 1, 2020	$6,310
Gains and losses (realized/unrealized):
Included in net income	82
Included in other comprehensive income	(125)
Balance at September 30, 2020	$6,267

Balance at July 1, 2019	$6,100
Gains and losses (realized/unrealized):
Included in net income	27
Balance at September 30, 2019	$6,127

Balance at July 1, 2020	$6,279
Gains and losses (realized/unrealized):
Included in net income	27
Included in other comprehensive income	(39)
Balance at September 30, 2020	$6,267
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of September 30, 2020 and December 31, 2019.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Other real estate owned	$40	$—	$—	$40
Collateral-dependent impaired loans whose fair value is based upon appraisals	9,953	—	—	9,953
Total	$9,993	$—	$—	$9,993

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$4,261	$—	$—	4,261
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
Impaired loans in which a reserve was established based upon expected cash flows discounted at the loan’s effective interest rate are not deemed to be measured at fair value.
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
1.Identify the contract(s) with the customers
2.Identify the performance obligations
3.Determine the transaction price
4.Allocate the transaction price to the performance obligations
5.Recognize revenue when (or as) the entity satisfies a performance obligation
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Insurance commissions	$21,884	$21,522	$72,058	$70,419
Service charges on deposit accounts	5,052	7,015	15,514	20,190
Trust and investment advisory fees	5,311	4,987	15,600	14,595
Debit card processing fees	2,721	2,738	7,528	7,786
Other non-interest income	1,689	2,265	5,226	6,185
Total noninterest income in-scope of ASC 606	36,657	38,527	115,926	119,175
Total noninterest income out-of-scope of ASC 606	11,052	3,063	12,809	15,847
Total noninterest income	$47,709	$41,590	$128,735	$135,022
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
Insurance commissions earned but not yet received amounted to $11.7 million as of September 30, 2020, and $3.9 million as of December 31, 2019, and were included in other assets.
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
Cash Management
Cash management services are a subset of the deposit service charges revenue stream. These services include ACH transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash Management fees earned but not yet received amounted to $0.8 million as of both September 30, 2020 and December 31, 2019 and were included in other assets.
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both September 30, 2020 and December 31, 2019 and were included in other assets.
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
Other Noninterest Income
The Company earns various types of other noninterest income that fall within the scope of the new revenue recognition rules and have been aggregated into one general revenue stream in the table noted above. Noninterest income includes, but is not limited to, the following types of revenue with customers: safe deposit rent, ATM surcharge fees, customer checkbook fees and insured cash sweep fee income. Individually, these sources of noninterest income are immaterial.

15. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars In Thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale	$(5,563)	$1,242	$(4,321)	$28,750	$(6,370)	$22,380
Less: reclassification adjustment for gains included in net income	—	—	—	285	(63)	222
Net change in fair value of securities available for sale	(5,563)	1,242	(4,321)	28,465	(6,307)	22,158
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	(142)	40	(102)	46,869	(13,175)	33,694
Less: net cash flow hedge losses reclassified into interest income(1)	8,405	(2,363)	6,042	18,651	(5,243)	13,408
Net change in fair value of cash flow hedges	(8,547)	2,403	(6,144)	28,218	(7,932)	20,286
Defined benefit pension plans:
Amortization of actuarial net loss	2,361	(664)	1,697	7,082	(1,990)	5,092
Amortization of prior service cost	7	(2)	5	19	(5)	14
Net change in other comprehensive income for defined benefit postretirement plans	2,368	(666)	1,702	7,101	(1,995)	5,106
Total other comprehensive income	$(11,742)	$2,979	$(8,763)	$63,784	$(16,234)	$47,550

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars In Thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale	$10,326	$(2,270)	$8,056	$57,461	$(12,724)	$44,737
Less: reclassification adjustment for gains included in net income	—	—	—	2,016	(459)	1,557
Net change in fair value of securities available for sale	10,326	(2,270)	8,056	55,445	(12,265)	43,180
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	3,928	(1,104)	2,824	25,842	(7,264)	18,578
Less: net cash flow hedge losses reclassified into interest income	429	(121)	308	953	(268)	685
Net change in fair value of cash flow hedges	3,499	(983)	2,516	24,889	(6,996)	17,893
Total other comprehensive income	$13,825	$(3,253)	$10,572	$80,334	$(19,261)	$61,073
(1)Includes amortization of $5.1 million and $5.3 million for the three and nine months ended September 30, 2020, respectively, of the remaining balance of realized but unrecognized gains, net of tax, from the termination of interest rate swaps. The total realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $35.9 million, net of tax, at September 30, 2020.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In Thousands)
Beginning Balance: January 1, 2020	$21,798	$15,624	$81,269	$(43,847)
Other comprehensive income (loss) before reclassifications	22,380	33,694	—	56,074
Less: Amounts reclassified from accumulated other comprehensive income	222	13,408	5,106	8,524
Net current-period other comprehensive income	22,158	20,286	(5,106)	47,550
Ending Balance: September 30, 2020	$43,956	$35,910	$76,163	$3,703
Beginning Balance: January 1, 2019	$(19,360)	$2,988	$59,389	$(75,761)
Other comprehensive income (loss) before reclassifications	44,737	18,578	—	63,315
Less: Amounts reclassified from accumulated other comprehensive income	1,557	685	—	2,242
Net current-period other comprehensive income	43,180	17,893	—	61,073
Ending Balance: September 30, 2019	$23,820	$20,881	$59,389	$(14,688)

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
Results of operations and selected financial information by segment and reconciliation to the consolidated financial statements as of and for the three months ended September 30, 2020 and 2019, and for the nine months ended September 30, 2020 and 2019, was as follows:

	As of and for the three months ended September 30,
	2020				2019
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(Dollars in thousands)
Net interest income	$98,742	$—	$—	$98,742	$104,148	$—	$—	$104,148
Provision for loan losses	700	—	—	700	—	—	—	—
Net interest income after provision for loan losses	98,042	—	—	98,042	104,148	—	—	104,148
Noninterest income	25,288	22,571	(150)	47,709	19,904	21,833	(147)	41,590
Noninterest expense	91,509	19,506	(1,198)	109,817	82,059	19,590	(983)	100,666
Income before provision for income taxes	31,821	3,065	1,048	35,934	41,993	2,243	836	45,072
Income tax provision	6,561	868	—	7,429	8,574	656	—	9,230
Net income	$25,260	$2,197	$1,048	$28,505	$33,419	$1,587	$836	$35,842
Total assets	$15,332,420	$202,319	$(74,145)	$15,460,594	$11,395,765	$160,339	$(49,554)	$11,506,550
Total liabilities	$13,761,414	$59,953	$(74,145)	$13,747,222	$9,928,628	$29,403	$(49,554)	$9,908,477

	For the nine months ended September 30,
	2020				2019
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(Dollars in thousands)
Net interest income	$297,643	$—	$—	$297,643	$310,343	$—	$—	$310,343
Provision for loan losses	37,900	—	—	37,900	4,500	—	—	4,500
Net interest income after provision for loan losses	259,743	—	—	259,743	305,843	—	—	305,843
Noninterest income	55,935	72,979	(179)	128,735	63,309	71,881	(168)	135,022
Noninterest expense	251,688	57,231	(3,165)	305,754	251,156	58,657	(2,748)	307,065
Income before provision for income taxes	63,990	15,748	2,986	82,724	117,996	13,224	2,580	133,800
Income tax provision	11,468	4,456	—	15,924	26,150	3,790	—	29,940
Net income	$52,522	$11,292	$2,986	$66,800	$91,846	$9,434	$2,580	$103,860
17. Subsequent Events

Plan of Conversion; Stock Offering

Pursuant to a Plan of Conversion (the “Plan”), Eastern Bank Corporation, the predecessor of the Company, reorganized from a mutual holding company into a publicly traded stock form of organization on October 14, 2020. In connection with the reorganization, Eastern Bank Corporation transferred to the Company 100% of Eastern Bank’s common stock, and immediately thereafter merged into the Company. The Plan was adopted by the Board of Trustees of Eastern Bank Corporation on June 12, 2020, and approved by the corporators of Eastern Bank Corporation on August 6, 2020.
Pursuant to the Plan, the Company sold 179,287,828 shares of common stock in a public offering at $10.00 per share, including 14,940,652 shares of common stock purchased by the Bank’s employee stock ownership plan (the “ESOP”), for gross offering proceeds of approximately $1,792,878,000. The Company completed the offering on October 14, 2020. Also pursuant to the Plan, the Company donated 7,470,326 shares of common stock with an estimated fair value of $91.3 million as of the date of this filing to the Eastern Bank Charitable Foundation (the “Foundation”), effective October 15, 2020. A total of 186,758,154 shares of common stock of the Company were issued and outstanding immediately after the donation to the Foundation.
The purchase of common stock by the ESOP was financed by a loan from the Company.

As of September 30, 2020 and October 14, 2020, approximately $12.1 million and $28.9 million, respectively, of stock offering costs had been incurred and deferred. These stock offering costs were deducted from the proceeds of the shares sold in the offering.

Pursuant to the Plan, eligible account holders have received an interest in a liquidation account maintained by the Company in an amount equal to (i) Eastern Bank Corporation’s ownership interest in the Bank’s total shareholders’ equity as of March 31, 2020, the date of the latest statement of financial position included in the latest prospectus filed with the U.S. Securities and Exchange Commission for the offering, plus (ii) the value of the net assets of Eastern Bank Corporation as of March 31, 2020 (excluding its ownership of Eastern Bank). Also pursuant to the Plan, a parallel liquidation account maintained at the Bank has been established to support the Company’s liquidation account in the event the Company does not have sufficient assets to fund its obligations under its liquidation account. The Company and the Bank will hold the liquidation accounts for the benefit of eligible account holders who continue to maintain deposits in the Bank. The Company is not permitted to pay dividends on its capital stock if the shareholders’ equity of the Company would be reduced below the amount of the liquidation account. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

Conversion of Defined Benefit Pension Plan and Benefit Equalization Plan to Cash Balance Plans

Effective November 1, 2020, the Qualified Defined Benefit Pension Plan ("the DB Plan") and the Non-Qualified Benefit Equalization Plan ("the BEP") sponsored by the Company were amended to convert the Plans from a traditional final average earnings plan design to a cash balance plan design. Benefits earned under the final average earnings plan design were frozen at October 31, 2020. Starting November 1, 2020, future benefits are earned under the cash balance plan design. Under the cash balance plan design, hypothetical account balances are established for each participant and pension benefits are generally stated as the lump sum amount in that hypothetical account. Contribution credits equal to a percentage of a participant’s annual compensation (if the participant works at least 1,000 hours during the year) and interest credits equal to the greater of the 30-Year Treasury rate for September or 3.50% are added to a participant’s account each year. For employees hired prior to November 1, 2020, annual contribution credits will generally increase as the participant remains employed with the Company. Employees hired on and after November 1, 2020 will receive annual contribution credits equal to 5% of annual compensation, with no future increases. Notwithstanding the preceding sentence, since a cash balance plan is a defined benefit plan, the annual retirement benefit payable at normal retirement (age 65) is an annuity, which is the actuarial equivalent of the participant’s account balance under the cash balance plan design, plus their frozen benefit under the final average earnings plan design. However, under the DB Plan, participants may elect, with the consent of their spouses if they are married, to have the benefits distributed as a lump sum rather than an annuity. The lump sum is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account. Under the BEP, benefits are generally only payable as a lump sum, which is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account. As of November 1, 2020, the estimated impact to the projected benefit obligations for the DB plan and the BEP are a decrease of $102.1 million and $27.9 million, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2020, and our results of operations for the three- and nine-month periods ended September 30, 2020 and 2019. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report and the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 18, 2020.
Forward-Looking Statements
When we use the terms "we", "us", "our," and the "Company," we mean Eastern Bankshares, Inc., a Massachusetts corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors: the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in employment levels and other general business and economic conditions on a national basis and in the local markets in which the Company operates; changes in customer behavior; the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments; turbulence in the capital and debt markets; changes in interest rates; decreases in the value of securities and other assets; decreases in deposit levels necessitating increased borrowing to fund loans and investments; competitive pressures from other financial institutions; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; changes in regulation; reputational risks relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated; the risk that we may not be successful in the implementation of our business strategy; changes in assumptions used in making such forward-looking statements; and the other risks. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
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

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Selected Financial Position Data:
Total assets	$15,460,594	$11,628,775
Cash and cash equivalents (1)	2,328,084	362,602
Trading securities	—	961
Securities available for sale	2,207,672	1,508,236
Loans, net of allowance for loan losses and unamortized premiums, net of unearned discounts and deferred fees	9,796,062	8,899,184
Federal Home Loan Bank stock, at cost	8,805	9,027
Goodwill and other intangibles, net	375,632	377,734
Total liabilities	13,747,222	10,028,622
Total deposits (1)	13,332,585	9,551,392
Total borrowings	29,437	235,395
Total equity	1,713,372	1,600,153
Nonperforming loans	44,833	43,775
Nonperforming assets	44,873	43,775
(1)Increase is partially due to proceeds received from prospective investors in our initial public offering prior to the closing of the offering.

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$308,605	$337,044
Interest expense	10,962	26,701
Net interest income	297,643	310,343
Provision for loan losses	37,900	4,500
Net interest income after provision for loan losses	259,743	305,843
Noninterest income	128,735	135,022
Noninterest expense	305,754	307,065
Income before income taxes	82,724	133,800
Provision for income taxes	15,924	29,940
Net income	$66,800	$103,860

	As of and for the nine months ended September 30,
	2020	2019
Performance Ratios:
Return on average assets (1) (6)	0.68%	1.22%
Return on average equity (2) (6)	5.34%	9.10%
Interest rate spread (FTE) (3) (6)	3.24%	3.78%
Net interest margin (FTE) (4) (6)	3.33%	4.00%
Noninterest expenses to average assets (6)	3.10%	3.60%
Efficiency ratio (5)	71.71%	68.95%
Average interest-earning assets to average interest-bearing liabilities	176.64%	166.19%
Capital Ratios:
Average equity to average assets	12.69%	13.37%
Total capital to risk weighted assets	14.11%	13.27%
Tier 1 capital to risk weighted assets	12.91%	12.36%
Common equity tier 1 capital to risk weighted assets	12.91%	12.36%
Tier 1 capital to average assets	9.74%	11.22%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.16%	0.92%
Allowance for loan losses as a percentage of nonperforming loans	257.47%	178.55%
Net charge-offs (recoveries) to average outstanding loans during the period (6)	0.07%	0.03%
Nonperforming loans as a percentage of total loans	0.45%	0.52%
Nonperforming loans as a percentage of total assets	0.29%	0.40%
Total nonperforming assets as a percentage of total assets	0.29%	0.40%
(1)Represents net income divided by average total assets.
(2)Represents net income divided by average equity.
(3)Represents the difference between average yield on average interest-earning assets and the average cost of interest-bearing liabilities for the periods on a fully tax-equivalent (FTE) basis.
(4)Represents net interest income as a percentage of average interest-earning assets adjusted on a FTE basis.
(5)Represents noninterest expenses divided by the sum of net interest income and noninterest income.
(6)Ratios have been annualized.
Overview
We are a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $15.5 billion and $11.6 billion at September 30, 2020 and December 31, 2019, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business, which contributed $125.8 million, or 84.9%, of our total income (interest and dividend income and noninterest income) for the three months ended September 30, 2020 and contributed $364.5 million, which is 83.4%, of our total income for the nine months ended September 30, 2020, and our insurance agency business, which contributed $22.6 million, or 15.2%, of our total income for the three months ended September 30, 2020 and $73.0 million, which is 16.7%, of our total income for the nine months ended September 30, 2020. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division.

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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of September 30, 2020 and December 31, 2019, we had total commercial and industrial loans of $2.2 billion and $1.6 billion, representing 21.9% and 18.3%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the Shared National Credit Program (“SNC Program”). As of September 30, 2020 and December 31, 2019, our SNC Program portfolio totaled $461.3 million and $419.0 million, or 21.2% and 25.5%, respectively, of our commercial and industrial portfolio, and 42.5% and 47.0%, respectively, of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”). As of September 30, 2020 and December 31, 2019, our ABL Portfolio totaled $157.0 million and $163.0 million, or 7.2% and 9.9%, respectively, of our commercial and industrial portfolio.
•Commercial real estate: Loans in this category include mortgage loans on commercial real estate, both investment and owner occupied. As of September 30, 2020 and December 31, 2019, we had total commercial real estate loans of $3.7 billion and $3.5 billion, representing 36.7% and 39.3%, respectively, of our total loans. As of September 30, 2020, and December 31, 2019, owner occupied loans totaled $731.2 million and $760.0 million, representing 20.0% and 21.5%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. Substantially all of our commercial construction portfolio is in commercial real estate. As of September 30, 2020 and December 31, 2019, we had total commercial construction loans of $297.5 million and $273.8 million, representing 3.0% and 3.0%, respectively, of our total loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1 million and small investment real estate projects with exposures of under $3 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of September 30, 2020 and December 31, 2019, we had total business banking loans of $1.3 billion and $771.5 million, respectively, representing 12.6% and 8.6% of our total loans for each period, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $684.6 million and $566.9 million, respectively, as of September 30, 2020, and $229.0 million and $542.2 million, respectively, as of December 31, 2019. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans. We also engage in Small Business Association (“SBA”) lending. SBA guarantees reduce our risk of loss when default occurs and are considered a credit enhancement to the loan structure.
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both September 30, 2020 and December 31, 2019, we had total residential loans of $1.4 billion, representing 13.8% and 15.9%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit score and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and nine months ended September 30, 2020 and the year ended December 31, 2019, residential real estate mortgage originations were $198.9 million, $582.8 million and $443.0 million, respectively, of which $102.5 million, $307.0 million and $209.0 million, respectively, were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of September 30, 2020 and December 31, 2019, we had total consumer home equity loans of $890.8 million and $933.1 million, representing 9.0% and 10.4%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, and other personal loans. As of September 30, 2020 and December 31, 2019, we had total other consumer loans of $301.6 million and $402.4 million, representing 3.0% and 4.5%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others, income sources and reliability, credit histories, term of repayment and collateral value, as applicable. Included in this category are $152.7 million and $243.9 million of automobile loans, respectively, at September 30, 2020 and December 31, 2019.
Other Banking Products and Services
In addition to our lending activities, which are the core part of our banking business, we offer other banking products and services primarily related to (i) other commercial banking products, (ii) other consumer deposit products and (iii) wealth management services.
Other Commercial Banking Products
•We offer a variety of deposit, treasury management, electronic banking, interest rate protection and foreign exchange products to our customers. Deposit products include checking products, both interest-bearing and noninterest-bearing, as well as money market deposits, savings deposits and certificates of deposits. Our treasury management products include a variety of cash management and payment products. Our interest rate protection and foreign exchange products include interest rate swaps and currency related transactions. As of September 30, 2020 and December 31, 2019, our total commercial deposits were $4.4 billion and $3.2 billion, respectively, and our commercial noninterest income during the three and nine months ended September 30, 2020 and the year ended December 31, 2019 were $5.4 million, $31.5 million and $29.8 million, respectively. As of September 30, 2020, there were no federal funds provided to us by financial institution customers. During the month of March 2020, federal funds provided to us by our financial institution customers were transferred to interest-bearing deposits and totaled $106.1 million as of September 30, 2020. As of December 31, 2019, Federal funds provided to us by our financial institution customers were $201.1 million.

Other Consumer Deposit Products
•We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 89 branches located in eastern Massachusetts and New Hampshire, through our call center in our facility in Lynn, MA and through our online and mobile banking applications.
Wealth Management Services
•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of September 30, 2020 and December 31, 2019, we held $2.7 billion and $2.6 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the consolidated balance sheets included in this Quarterly Report. For the three and nine months ended September 30, 2020 and the year ended December 31, 2019, we had noninterest income of $5.3 million, $15.6 million and $19.7 million, respectively, from providing these services.
Insurance Agency Business
Our insurance agency business consists of insurance-related activities such as acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients through our wholly owned agency, Eastern Insurance Group LLC. Our insurance products include commercial property and liability, workers compensation, life, accident and health and automobile insurance. We also offer a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and retirement and executive services. As an agency business, we do not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services is the most significant portion of our noninterest income, representing $21.9 million, $72.1 million and $90.6 million, or 45.9%, 56.0% and 49.7%, respectively, of our noninterest income during the three and nine months ended September 30, 2020 and the year ended December 31, 2019. Our insurance business operates through 25 non-branch offices located primarily in eastern Massachusetts and had 409 full-time equivalent employees as of September 30, 2020.
COVID-19 Pandemic
The COVID-19 pandemic has had and continues to have an adverse effect on our business and the markets in which we operate. We expect the short-term and long-term economic consequences of the COVID-19 pandemic to our customers will continue to be significant, and that the continuing health and safety concerns relating to the ongoing pandemic will change the way we conduct our business and interact with our customers. Consistent with our philosophy of seeking to be a source of economic strength to our communities, we have taken a broad range of steps intended to help our colleagues, our borrowers and our communities during the COVID-19 pandemic.
Our Borrowers. In light of the COVID-19 pandemic, we temporarily modified our practices with respect to the collection of delinquent loans to assist our customers during this difficult economic time, and during the nine months ended September 30, 2020 we originated $1.1 billion of Paycheck Protection Program ("PPP") loans.
•For our retail customers, we temporarily suspended all collection of overdue payments beginning March 16, 2020, including residential property foreclosure and related property sales. We resumed collection activities with respect to delinquent consumer loans beginning in late July 2020.
•Through September 30, 2020, the balance of loans that had received a COVID-19 modification was $974.0 million, of which approximately 51% were for full payment deferrals (both interest and principal) and 49% were for deferral of only principal payments, and included $588.1 million of commercial real estate loans, including construction loans, $142.3 million of commercial and industrial loans, $112.8 million of business banking loans, $101.6 million of residential real estate loans and $29.3 million of consumer loans, including home equity loans. Most of these deferrals ended in the third quarter or will end in the fourth quarter of the year ending December 31, 2020. As of September 30, 2020, $272.8 million of these loans had resumed payments and were not 30 days or more past due. The loans remaining in a modified status as of September 30, 2020 compared to total modifications executed through June 30, 2020 are presented by portfolio below. These modifications met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the

Coronavirus (Revised) and therefore are not deemed TDRs.

	Total COVID-19 Modifications as of June 30, 2020		Remaining COVID-19 Modifications as of September 30, 2020 (1)
	Total Modifications	% of Total Loan Balance	Remaining Modifications	% of Total Loan Balance
	(Dollars in thousands)
Portfolio
Commercial and industrial	157,384	6.9%	99,630	4.6%
Commercial real estate	546,002	15.2%	414,233	11.3%
Commercial construction	12,890	4.6%	13,330	4.5%
Business banking	106,886	8.7%	64,369	5.1%
Residential real estate	92,775	6.6%	95,260	6.9%
Consumer home equity	18,603	2.1%	10,093	1.1%
Other consumer	11,455	3.4%	4,312	1.4%
Total	945,995	9.5%	701,227	7.1%
(1)Remaining COVID-19 modifications reflect those loans which underwent a modification and have not yet resumed payment. We define a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due.
•As of the date of this Quarterly Report, we are unable to reasonably estimate the aggregate amount of loans that will likely become delinquent after the respective deferral period. The following table shows certain data, as of September 30, 2020, related to loans to our borrowers in the industry categories that we believe will likely experience the most adverse effects of the COVID-19 pandemic. Loans included in the table that had been modified as of September 30, 2020 represented approximately 7.1% of our aggregate outstanding loan balances to all borrowers in those categories as of September 30, 2020.

	Loan Balance	Balance (%)	COVID-19 Modification % (1)
	(Dollars in thousands)
High Risk Industries
Retail (2)	$481,432	4.8%	20.6%
Restaurants	205,345	2.1%	41.9%
Hotels	179,718	1.8%	30.5%
Construction contractors financing	101,510	1.0%	2.4%
Auto dealerships	82,350	0.8%	2.3%
Other high risk	82,240	0.8%	12.6%
All impacted industries total	1,132,596	11.3%	22.5%
Remaining commercial and business banking	6,246,013	62.8%	5.4%
Total Commercial and business banking	7,378,609	74.1%	8.0%
All Other Loans	2,565,632	25.9%	4.3%
Total	$9,944,241	100.0%	7.1%
(1)The percentage of loans in each category, calculated as a percentage of aggregate outstanding loan balances for each such category as of September 30, 2020, that we modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020.
(2)The retail segment includes all retail commercial real estate loans and non-essential commercial and industrial retail loans.
•During the quarter ended September 30, 2020, we concluded originations of PPP loans under the CARES Act. We disbursed $1.1 billion of loans to approximately 8,800 borrowers under the PPP of the CARES Act during the nine months ended September 30, 2020. The vast majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of Eastern Wealth Management and Eastern Insurance Group LLC. We anticipate that the vast majority of our PPP exposure will be forgiven in the fourth quarter of 2020 or in the year ending December 31, 2021. Only $28.7 million of our PPP exposure at September 30, 2020 had a maturity of five years; all of our other PPP loans outstanding at September 30, 2020 have a maturity of two years.
•As of September 30, 2020, we received approximately $36.9 million of PPP loan origination fees from the SBA. We also deferred certain origination costs, totaling $4.1 million, related to PPP loans.
The following table shows certain data related to our PPP loans as of September 30, 2020:

Loan Size	Loan Balance	Number of Loans	Fees Collected
	(Dollars in thousands)
$0 to $50 thousand	$103,541	5,620	$5,170
$50 thousand to $150 thousand	153,314	1,786	7,666
$150 thousand to $1 million	415,882	1,190	15,750
$1 million to $2 million	191,842	138	5,755
$2 million to $5 million	180,658	60	1,784
Over $5 million	78,256	13	785
Total	$1,123,493	8,807	$36,910
Our Operating Results. The COVID-19 pandemic has had a significant impact on our operating results for the nine months ended September 30, 2020, and we believe it will continue to have a significant impact for at least the remainder of the year ending December 31, 2020 and continuing into the year ending December 31, 2021.
•During March 2020, the Federal Reserve took multiple steps to lower interest rates and reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. These interest rate reductions, combined with the decline in longer term rates, have lowered and will continue to lower our net interest income over time from the levels we experienced in the year ended December 31, 2019.
•Our loan loss provision for the nine months ended September 30, 2020 was $37.9 million compared to $4.5 million for the nine months ended September 30, 2019. We expect our loan loss provision to continue to be elevated until the economy has recovered from the COVID-19 pandemic. The economic uncertainties caused by the COVID-19 pandemic are significant, and the timing and pace of the economic recovery both locally and nationally will determine the severity and timing of our future loan losses.
Non-GAAP Financial Measures
We present certain non-GAAP financial measures, which management uses to evaluate our performance and which exclude the effects of certain transactions, non-cash items and GAAP adjustments that we believe are unrelated to our core business and are therefore not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core businesses as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding GAAP financial measures.
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present net operating earnings, noninterest income on an operating basis, noninterest expense on an operating basis, total operating income and the efficiency ratio on an operating basis, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments, (vi) expenses indirectly associated with our initial public offering, (vii) other real estate owned gains, and (viii) merger and acquisition expenses. There were no merger and acquisition expenses during the periods presented in this Quarterly Report on Form 10-Q.
We also present tangible equity, tangible assets and tangible equity to tangible assets ratios, each of which excludes the impact of goodwill and other intangible assets, as we believe these financial measures provide investors with the ability to further assess our performance, identify trends in our core business and provide a comparison of our capital adequacy to other companies. We have included the tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.
Our non-GAAP financial measures should not be considered as an alternative to GAAP net income, or as an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. An item which we consider to be noncore and exclude when computing these non-GAAP measures can be of substantial importance to our results for any particular period. In addition, our methodology for calculating non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar performance measures and, accordingly, our reported non-GAAP financial measures may not be comparable to the same or similar performance measures reported by other companies.
The following table summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income (GAAP)	$28,505	$35,842	$66,800	$103,860
Non-GAAP adjustments:
Noninterest income components:
(Income) from investments held in rabbi trusts	(3,800)	(733)	(4,802)	(6,702)
(Gain) on sales of securities available for sale, net	—	—	(285)	(2,016)
Losses (gains) on sale of other assets	71	(29)	69	44
Noninterest expense components:
Rabbi trust employee benefit	1,445	296	1,951	3,050
Impairment charge on tax credit investments	7,590	—	7,590	—
Indirect initial public offering costs (1)	549	—	1,199	—
(Gain) on sale of other real estate owned	(546)	—	(546)	—
Total impact of Non-GAAP adjustments	5,309	(466)	5,176	(5,624)
Less net tax (expense) benefit associated with Non-GAAP adjustment (2)	(1,492)	131	(1,455)	1,581
Non-GAAP adjustments, net of tax	$3,817	$(335)	$3,721	$(4,043)
Net operating earnings (Non-GAAP)	$32,322	$35,507	$70,521	$99,817
(1)Reflects costs associated with the initial public offering that are indirectly related to the offering and were not recorded as a reduction of capital.
(2)The net tax (expense) benefit associated with these items is determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income.
The following table summarizes the impact of noncore items with respect to our total income, noninterest income, noninterest expense and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net interest income (GAAP)	$98,742	$104,148	$297,643	$310,343
Add:
Tax-equivalent adjustment (non-GAAP)	1,352	1,239	4,118	3,885
Net interest income (non-GAAP)	100,094	105,387	301,761	314,228
Noninterest income (GAAP)	47,709	41,590	128,735	135,022
Less:
Income from investments held in rabbi trusts	3,800	733	4,802	6,702
Gains on sales of securities available for sale, net	—	—	285	2,016
Gains (losses) on sale of other assets	(71)	29	(69)	(44)
Noninterest income on an operating basis (non-GAAP)	43,980	40,828	123,717	126,348
Noninterest expense (GAAP)	$109,817	$100,666	$305,754	$307,065
Less:
Rabbi trust benefit expense (income)	1,445	296	1,951	3,050
Impairment charge on tax credit investments	7,590	—	7,590	—
Indirect initial public offering costs (1)	549	—	1,199	—
Plus:
Gain on sale of other real estate owned	546	—	546	—
Noninterest expense on an operating basis (non- GAAP)	$100,779	$100,370	$295,560	$304,015
Total income (GAAP)	$148,222	$154,313	$437,340	$472,066
Total operating income (non-GAAP)	$144,074	$146,215	$425,478	$440,576
Ratios
Efficiency ratio (GAAP)	74.09%	65.23%	69.91%	65.05%
Efficiency ratio on an operating basis (non-GAAP)	69.95%	68.65%	69.47%	69.00%
(1)Reflects costs associated with the initial public offering that are indirectly related to the offering and were not recorded as a reduction of capital.
The following table summarizes the calculation of our tangible equity, tangible assets and tangible equity to tangible assets ratio, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of September 30,	As of December 31,
	2020	2019
	(Dollars in Thousands)
Tangible equity:
Total equity	$1,713,372	$1,600,153
Less: Goodwill and other intangibles	375,632	377,734
Tangible equity (Non-GAAP)	1,337,740	1,222,419
Tangible assets:
Total assets (GAAP)	15,460,594	11,628,775
Less: Goodwill and other intangibles	375,632	377,734
Tangible assets (Non-GAAP)	$15,084,962	$11,251,041
Equity to assets ratio (GAAP)	11.1%	13.8%
Tangible equity to tangible assets ratio (Non-GAAP)	8.9%	10.9%

Financial Position
Summary of Financial Position

	As of September 30, 2020	As of December 31, 2019	Change
			Amount ($)	Percentage (%)
		(Dollars in thousands)
Cash and cash equivalents	$2,328,084	$362,602	$1,965,482	542.0%
Securities available for sale	2,207,672	1,508,236	699,436	46.4%
Loans, net of allowance for credit losses	9,796,062	8,899,184	896,878	10.1%
Federal Home Loan Bank Stock	8,805	9,027	(222)	(2.5)%
Goodwill and other intangible assets	375,632	377,734	(2,102)	(0.6)%
Deposits	13,332,585	9,551,392	3,781,193	39.6%
Borrowed funds	29,437	235,395	(205,958)	(87.5)%
Cash and cash equivalents
Total cash and cash equivalents increased by $2.0 billion, or 542.0%, to $2.3 billion at September 30, 2020 from $362.6 million at December 31, 2019. This increase resulted primarily due to proceeds received from prospective investors in our initial public offering prior to the closing of the offering as well as customer deposit growth, which exceeded our funding needs for new lending activities.
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
U.S. government securities: We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for interest rate derivative positions. At September 30, 2020 our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. At December 31, 2019, our U.S. government securities consisted solely of U.S. Treasury securities.
Mortgage-backed securities: We invest in residential and commercial mortgage-backed securities insured or guaranteed by Freddie Mac or Fannie Mae. We have not purchased any privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve a positive interest rate spread with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac or Fannie Mae.
Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.
State and municipal securities: We invest in fixed rate investment grade bonds issued primarily by municipalities in our local communities within Massachusetts and by the Commonwealth of Massachusetts. The market value of these securities may be affected by call options, long dated maturities, general market liquidity and credit factors.

The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$1,538,994	$1,167,968
Government-sponsored commercial mortgage-backed securities	17,096	—
U.S. Agency bonds	293,173	—
U.S. Treasury securities	70,673	50,420
State and municipal bonds and obligations	281,469	283,538
Qualified zone academy bond	6,267	6,310
Trading Securities:
Municipal bonds and obligations	—	961
Total	$2,207,672	$1,509,197
Our securities portfolio has increased year-to-date. Available for sale securities increased $699.4 million, or 46.4%, to $2.2 billion at September 30, 2020 from $1.5 billion at December 31, 2019. This increase is due to investment purchases, as well as an increase in unrealized gains during the nine months ended September 30, 2020. Trading securities totaled $1.0 million at December 31, 2019, and all securities have matured as of September 30, 2020.
We did not have held-to-maturity investments at September 30, 2020 or December 31, 2019.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $281.5 million at September 30, 2020 compared to $283.5 million at December 31, 2019. Investments in state tax-exempt securities totaled $44.1 million at September 30, 2020 compared to $0 at December 31, 2019.
Our available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. As of both September 30, 2020 and December 31, 2019, we had $6.3 million of securities categorized as level 3 within the fair value hierarchy.
Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

The following tables show contractual maturities of our available for sale securities and weighted average yields at and for the periods ended September 30, 2020 and December 31, 2019. Weighted average yields in the table below have been calculated based on the amortized cost of the security:
Securities Portfolio, Amounts Maturing

	Securities Maturing as of September 30, 2020
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
	(Dollars in thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$32,462	$133,194	$1,373,338	$1,538,994
Government-sponsored commercial mortgage-backed securities	—	—	17,096	—	17,096
U.S. Agency bonds	—	—	293,173	—	293,173
U.S. Treasury securities	50,533	20,140	—	—	70,673
State and municipal bonds and obligations	409	20,719	78,727	181,614	281,469
Qualified zone academy bond	6,267	—	—	—	6,267
Total	$57,209	$73,321	$522,190	$1,554,952	$2,207,672
Weighted-average yield	2.51%	2.29%	1.58%	1.86%	1.83%

	Securities Maturing as of December 31, 2019
	Within One Year	After One Year But Within FiveYears	After Five Years But Within TenYears	After Ten Years	Total
	(Dollars in thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$8,464	$203,706	$955,798	$1,167,968
U.S. Treasury securities	40	50,380	—	—	50,420
State and municipal bonds and obligations	381	9,109	79,504	194,544	283,538
Qualified zone academy bond	6,310	—	—	—	6,310
Trading securities:
Municipal bonds and obligations	961	—	—	—	961
Total	$7,692	$67,953	$283,210	$1,150,342	$1,509,197
Weighted-average yield	5.44%	2.38%	2.95%	2.92%	2.90%
The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a fully taxable equivalent basis (“FTE”) by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Net unrealized gains on available for sale securities as of September 30, 2020 and December 31, 2019 totaled $56.5 million and $28.0 million, respectively.
Loans
We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans increased $957.2 million, or 10.7%, to $9.9 billion at September 30, 2020 from $9.0 billion at December 31, 2019. The increase as of September 30, 2020 was primarily due to $1.1 billion in PPP loan originations and a $117 million increase in commercial real estate loans, partially offset by a decrease in retail portfolios of $198.5 million.
•The increase in our commercial and industrial loans from December 31, 2019 to September 30, 2020 was primarily a result of $637.6 million PPP loan originations during the nine months ended September 30, 2020.

•The increase in our business banking loans from December 31, 2019 to September 30, 2020 was primarily a result of $485.9 million in PPP loan originations during the nine months ended September 30, 2020.
•The $116.9 million increase in our commercial real estate loans was primarily in the investment commercial real estate category.
•The decrease in our retail portfolio was due to the following:
◦The residential portfolio declined $55.4 million due to an increase in secondary market sales;
◦The home equity portfolio declined $42.3 million due to a high level of prepayments driven by a strong residential refinance market;
◦Other consumer loans declined $100.8 million primarily a result of a decrease of $91.2 million in our automobile portfolio due to our exit from the indirect automobile lending business.
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Commercial and industrial	$2,177,216	$1,642,184
Commercial real estate	3,652,312	3,535,441
Commercial construction	297,508	273,774
Business banking	1,251,573	771,498
Residential real estate	1,373,237	1,428,630
Consumer home equity	890,771	933,088
Other consumer	301,624	402,431
Total loans	9,944,241	8,987,046
Less:
Allowance for loan losses	(115,432)	(82,297)
Unamortized premiums, net of unearned discounts and deferred fees	(32,747)	(5,565)
Total loans receivable, net	$9,796,062	$8,899,184
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and is concentrated in the New England geographical area, with 89.9% of our loans in Massachusetts and New Hampshire as of September 30, 2020.
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
Special mention, substandard and doubtful loans totaled 8.3% and 2.6% of total commercial loans outstanding at September 30, 2020 and December 31, 2019, respectively. This increase was driven by an increase in the special mention category, due to the downgrading of our hotel and restaurant loan portfolios as a result of the COVID-19 pandemic.

Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio decreased to 0.47% at September 30, 2020 from 0.49% at December 31, 2019, primarily due to a decrease in delinquencies in our (i) residential real estate portfolio (ii) business banking portfolio and (iii) commercial and industrial portfolio, partially offset by an increase in delinquencies in our (i) consumer home equity portfolio, (ii) commercial construction portfolio (iii) commercial real estate portfolio and (iv) other consumer portfolio,.
The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of (1)
	September 30, 2020	December 31, 2019
Portfolio
Commercial and industrial	0.10%	0.14%
Commercial real estate	0.13%	0.09%
Commercial construction	0.09%	—%
Business banking	1.18%	1.28%
Residential real estate	1.20%	1.37%
Consumer home equity	0.60%	0.49%
Other consumer	1.15%	1.13%
Total	0.47%	0.49%
(1)In the calculation of the delinquency rate as of September 30, 2020, the total amount of loans outstanding includes $1.1 billion of PPP loans.
The following table provides details regarding the age analysis of past due loans as of the dates indicated:
Age Analysis of Past Due Loans

	As of September 30, 2020			As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Commercial and industrial	$129	$—	$1,990	$1,407	$—	$963
Commercial real estate	199	—	4,443	1,290	100	1,856
Commercial construction	—	—	280	—	—	—
Business banking	3,583	1,646	9,480	3,031	763	6,095
Residential real estate	9,223	1,822	5,484	14,030	2,563	3,030
Consumer home equity	1,273	910	3,170	2,497	430	1,636
Other Consumer	1,980	467	1,034	3,451	514	579
Total	$16,387	$4,845	$25,881	$25,706	$4,370	$14,159
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

The following table sets forth information regarding NPAs held as of the dates indicated:
Nonperforming Assets

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Non-accrual loans:
Commercial	$28,968	$34,093
Residential	7,419	5,598
Consumer	4,727	2,760
Total non-accrual loans	41,114	42,451
Accruing loans past due 90 days or more:
Commercial	3,384	1,315
Residential	326	—
Consumer	9	9
Total accruing loans past due 90 days or more	3,719	1,324
Total non-performing loans	44,833	43,775
Total real estate owned	40	—
Other non-performing assets:	—	—
Total non-performing assets	$44,873	$43,775
Total accruing troubled debt restructured loans	$39,881	$48,623
Total non-performing loans to total loans	0.45%	0.49%
Total non-performing assets to total assets	0.29%	0.38%
NPLs increased $1.1 million, or 2.4%, to $44.8 million at September 30, 2020 from $43.8 million at December 31, 2019. NPLs as a percentage of total loans decreased to 0.45% at September 30, 2020 from 0.49% at December 31, 2019 as a result of an increase in our business banking and residential real estate portfolios, partially offset by a decrease in our commercial and industrial portfolio due to a single, larger loan payoff and a reduction in the outstanding balance of a single, larger Asset Based Lending (“ABL”) credit.
Non-accrual loans decreased $1.3 million, or 3.1%, to $41.1 million at September 30, 2020 from $42.5 million at December 31, 2019, primarily due to a $10.8 million decrease in our C&I portfolio and partially offset by a $6.5 million increase in our business banking portfolio.
The total amount of interest recorded on NPLs was $0.5 million for the nine months ended September 30, 2020. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.4 million for the nine months ended September 30, 2020.
Troubled debt restructuring (“TDR”) loans modified during the nine months ended September 30, 2020 were $2.8 million (post modification balance). One loan totaling $40,000 was modified during the preceding 12 months, which subsequently defaulted during the nine months ended September 30, 2020. The decrease in TDR loans was driven by $1.8 million in commercial loans and $1.0 million in consumer loans.
Purchase credit impaired (“PCI”) loans are loans we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. The carrying value and prospective income recognition of PCI loans are predicated on future cash flows expected to be collected. As of September 30, 2020 and December 31, 2019 the carrying amount of PCI loans was $11.4 million and $13.5 million, respectively.

The following table provides additional details related to our loan portfolio and the distribution of NPLs as of the dates indicated:
Distribution of Nonperforming Loans

	As of September 30, 2020
	Outstanding	90+ Days Due Still Accruing	Non-accruing Loans	Troubled Debt Restructured Loans, but Accruing	NPLs	NPLs as a % of Outstanding
			(Dollars in thousands)
Loans:
Commercial	$7,378,609	$3,384	$28,968	$13,281	$32,352	0.44%
Residential	1,373,237	326	7,419	22,803	7,745	0.56%
Consumer	1,192,395	9	4,727	3,797	4,736	0.40%
Total	$9,944,241	$3,719	$41,114	$39,881	$44,833	0.45%

	As of December 31, 2019
	Outstanding	90+ Days Due Still Accruing	Non-accruing Loans	Troubled Debt Restructured Loans, but Accruing	NPLs	NPLs as a % of Outstanding
			(Dollars in thousands)
Loans:
Commercial	$6,222,897	$1,315	$34,093	$17,575	$35,408	0.57%
Residential	1,428,630	—	5,598	25,093	5,598	0.39%
Consumer	1,335,519	9	2,760	5,955	2,769	0.21%
Total	$8,987,046	$1,324	$42,451	$48,623	$43,775	0.49%
In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. In response to the COVID-19 pandemic, we reviewed all of our credit exposures in industries that were expected to experience significant problems due to the pandemic and resulting economic contraction. As part of that review, we downgraded our hotel loans, restaurant loans and other loans that we expected to have associated challenges in the current economic environment. These loans were neither delinquent nor on non-accrual status. At September 30, 2020 and December 31, 2019, our potential problem loans (including these COVID-19-related loans), or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 days or more past due categories, totaled $615.4 million and $157.3 million, respectively.
Allowance for loan losses. For the purpose of estimating our allowance for loan losses, we segregate the loan portfolio into the homogenous loan pools that possess unique risk characteristics such as loan purpose, repayment source, and collateral that are considered when determining the appropriate level of the allowance for loan losses for each category.
The allowance for loan losses increased by $33.1 million, or 40.3%, to $115.4 million, or 1.16% of total loans, at September 30, 2020 from $82.3 million, or 0.92% of total loans at December 31, 2019. The increase in the allowance for loan losses was primarily a result of our response to the COVID-19-related economic impact. During the nine months ended September 30, 2020, we downgraded our risk ratings for all loans secured by hotels, certain restaurant segments, and any of our other commercial loans for which our customers are expecting to face financial difficulties due to the current economic environment, and the lower risk ratings resulted in higher levels of reserves for the allowance for loan losses. This, along with other factors, resulted in a provision for loan loss of $0.7 million and $37.9 million for the three and nine months ended September 30, 2020.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Summary of Changes in the Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Average total loans	$9,914,731	$8,983,022	$9,603,207	$8,938,781
Allowance for loan losses, beginning of the period	$116,636	$82,662	$82,297	$80,655
Charged-off loans:
Commercial and industrial	140	—	167	272
Commercial real estate	—	—	24	—
Commercial construction	—	—	—	—
Business banking	1,179	1,630	3,714	4,440
Residential real estate	—	3	—	66
Consumer home equity	22	67	495	191
Other consumer	1,077	541	1,625	1,590
Total charged-off loans	2,418	2,241	6,025	6,559
Recoveries on loans previously charged-off:
Commercial and industrial	306	2,170	686	3,538
Commercial real estate	4	175	10	10
Commercial construction	—	—	—	—
Business banking	91	172	245	492
Residential real estate	43	17	116	88
Consumer home equity	31	16	53	44
Other consumer	39	51	150	254
Total recoveries	514	2,601	1,260	4,426
Net loans charged-off (recoveries):
Commercial and industrial	(166)	(2,170)	(519)	(3,266)
Commercial real estate	(4)	(175)	14	(10)
Commercial construction	—	—	—	—
Business banking	1,088	1,458	3,469	3,948
Residential real estate	(43)	(14)	(116)	(22)
Consumer home equity	(9)	51	442	147
Other consumer	1,038	490	1,475	1,336
Total net loans charged-off	1,904	(360)	4,765	2,133
Provision for loan losses	700	—	37,900	4,500
Total allowance for loan losses, end of period	$115,432	$83,022	$115,432	$83,022
Net charge-offs to average total loans outstanding during this period	0.02%	—%	0.05%	0.02%
Allowance for loan losses as a percent of total loans	1.16%	0.92%	1.16%	0.92%
Allowance for loan losses as a percent of nonperforming loans	257.47%	178.55%	257.47%	178.55%

The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:

Summary of Allocation of Allowance for Loan Losses

	As of September 30, 2020			As of December 31, 2019
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category toTotal Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$30,114	26.09%	21.89%	$20,919	25.42%	18.27%
Commercial real estate	55,582	48.16%	36.73%	34,730	42.20%	39.34%
Commercial construction	4,276	3.70%	2.99%	3,424	4.16%	3.05%
Business banking (1)	11,428	9.90%	12.59%	8,260	10.04%	8.58%
Residential real estate	6,351	5.50%	13.81%	6,380	7.75%	15.90%
Consumer home equity	3,808	3.30%	8.96%	4,027	4.89%	10.38%
Other consumer	3,558	3.08%	3.03%	4,173	5.07%	4.48%
Unallocated	315	0.27%	—%	384	0.47%	—%
Total	$115,432	100.00%	100.00%	$82,297	100.00%	100.00%
(1)PPP loans are included within these portfolios; however, no allowance for loan losses have been recorded on these loans due to the SBA guarantee of 100% of the loans
Federal Home Loan Bank stock
We held an investment in the FHLBB of $8.8 million and $9.0 million at September 30, 2020 and December 31, 2019, respectively.
Goodwill and other intangible assets
Goodwill and other intangible assets were $375.6 million and $377.7 million at September 30, 2020 and December 31, 2019, respectively. The decrease in goodwill and other intangibles assets was due to the amortization of definite- lived intangibles during the nine months ended September 30, 2020. We did not record any impairment to our goodwill or other intangible assets during the nine months ended September 30, 2020. We will continue to assess our goodwill and other intangible assets to determine if impairments are necessary during the remainder of the year ending December 31, 2020 and beyond as it relates to the COVID-19 pandemic.
Deposits and other interest-bearing liabilities
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of September 30, 2020	As of December 31, 2019	Change
			Amount ($)	Percentage (%)
		(Dollars in thousands)
Demand	$6,312,479	$3,517,447	$2,795,032	79.5%
Interest checking	2,207,266	1,814,327	392,939	21.7%
Savings	1,217,898	971,119	246,779	25.4%
Money market investments	3,315,198	2,919,360	395,838	13.6%
Certificate of deposits	279,744	329,139	(49,395)	(15.0)%
Total deposits	$13,332,585	$9,551,392	$3,781,193	39.6%

Deposits increased by $3.8 billion, or 39.6%, to $13.3 billion at September 30, 2020 from $9.6 billion at December 31, 2019. This increase was primarily the result of an increase in demand deposits of $2.8 billion, including $1.5 billion of proceeds from prospective investors in our initial public offering prior to the closing of the offering, an increase in money market deposits of $395.8 million and an increase in interest checking deposits of $392.9 million. During the nine months ended September 30, 2020, we transferred a product for our Financial Institutions customers from borrowings to deposits totaling $106.1 million at September 30, 2020.
The following table presents the classification of deposits on an average basis for the years below.
Classification of deposits on an Average Basis

	As of September 30, 2020		As of December 31, 2019
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$4,322,809	0.00%	$3,369,375	0.00%
Interest checking	2,208,517	0.11%	1,842,993	0.21%
Savings	1,086,957	0.02%	991,244	0.02%
Money market investments	3,162,528	0.29%	2,769,934	0.69%
Certificate of deposits	311,462	0.59%	392,035	1.02%
Total deposits	$11,092,273	0.12%	$9,365,581	0.29%
Other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, as of the dates indicated had maturities as follows:

	As of September 30, 2020	As of	As of December 31, 2019
Maturing in	(In thousands)
Three months or less	$65,386		$58,958
Over three months through six months	24,979		43,008
Over six months through 12 months	20,922		44,643
Over 12 months	11,926		11,029
Total	$123,213		$157,638
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings decreased by $206.0 million, or 87.5%, to $29.4 million at September 30, 2020 compared to $235.4 million at December 31, 2019. The decrease was primarily due to a reduction of $201.1 million of federal funds purchased. The reduction in our federal funds purchased was a result of the transfer of a product for our Financial Institution customers from borrowings to deposits as described above.

The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

				% Change from
	As of September 30,		As of December 31,	December 31, 2019	September 30, 2019
	2020	2019	2019	to September 30, 2020	to September 30, 2020
	(Dollars in thousands)
Federal funds purchased	$—	$222,370	$201,082	(100.0)%	(100.0)%
Federal Home Loan Bank advances	14,773	24,797	18,964	(22.1)%	(40.4)%
Escrow deposits of borrowers	14,664	16,447	15,349	(4.5)%	(10.8)%
Total	$29,437	$263,614	$235,395	(87.5)%	(88.8)%

Results of Operations
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2020	2019	Amount ($)	Percentage	2020	2019	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$100,513	$112,723	(12,210)	(10.8)%	$308,605	337,044	$(28,439)	(8.4)%
Interest expense	1,771	8,575	(6,804)	(79.3)%	10,962	26,701	(15,739)	(58.9)%
Net interest income	98,742	104,148	(5,406)	(5.2)%	297,643	310,343	(12,700)	(4.1)%
Provision for loan losses	700	—	700	100.0%	37,900	4,500	33,400	742.2%
Noninterest income	47,709	41,590	6,119	14.7%	128,735	135,022	(6,287)	(4.7)%
Noninterest expense	109,817	100,666	9,151	9.1%	305,754	307,065	(1,311)	(0.4)%
Income taxes	7,429	9,230	(1,801)	(19.5)%	15,924	29,940	(14,016)	(46.8)%
Net income	28,505	35,842	(7,337)	(20.5)%	66,800	103,860	(37,060)	(35.7)%
Comparison of the three and nine months ended September 30, 2020 and 2019
Interest and Dividend Income
Interest and dividend income decreased by $12.2 million, or 10.8%, to $100.5 million during the three months ended September 30, 2020 from $112.7 million during the three months ended September 30, 2019. The decrease was a result of the negative impact of a lower interest rate environment.
•Interest income on loans decreased by $11.3 million, or 11.0%, to $90.7 million during the three months ended September 30, 2020 from $102.0 million during the three months ended September 30, 2019.
•Interest income on securities decreased $1.0 million, or 8.9%, to $9.8 million for the three months ended September 30, 2020 compared to $10.8 million for the three months ended September 30, 2019.
Interest and dividend income decreased by $28.4 million, or 8.4%, to $308.6 million during the nine months ended September 30, 2020 from $337.0 million during the nine months ended September 30, 2019. This decrease was a result of lower interest income on our loans as the yield on average interest-earning assets decreased 89 basis points to 3.45% during the nine months ended September 30, 2020, partially offset by our recording of deferred fees related to our PPP loans. Our average interest-earning assets increased by $1.6 billion, or 15.3%, to $12.1 billion as of September 30, 2020 compared to $10.5 billion as of September 30, 2019. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans or securities are calculated and added to the yield. This presentation allows for better comparability between institutions with different tax structures.
•Interest income on loans decreased by $26.3 million, or 8.6%, to $278.4 million during the nine months ended September 30, 2020 from $304.7 million during the nine months ended September 30, 2019. The decrease in interest income on our loans was primarily due to the decrease in the yield on average loans. The decrease in the average yield on our loans was primarily due to the downward adjustment of the interest rates on our existing adjustable-rate loans as a result of the lowering interest rate environment, whereas the average balance of loans increased due to continued efforts to expand our loan portfolio. The FTE yield on average loans decreased 68 basis points to 3.9% during the nine months ended September 30, 2020. The average balance of our loans increased by $664.4 million, or 7.4%, to $9.6 billion as of September 30, 2020 compared to $8.9 billion as of September 30, 2019.
•Interest income on securities decreased $2.1 million, or 6.5%, to $30.2 million for the nine months ended September 30, 2020 compared to $32.3 million for the nine months ended September 30, 2019. The decrease in interest income on securities was due to lower overall market rates. The FTE yield on average securities decreased 123 basis points to 1.7% during the nine months ended September 30, 2020. The average balance of securities and other interest earning assets increased by $945.0 million, or 60.4%, to $2.5 billion as of September 30, 2020 compared to $1.6 billion as of September 30, 2019.
•We received approximately $36.9 million of PPP loan origination fees from the SBA. We also deferred certain origination costs, totaling $4.1 million, related to our PPP loans. The loan fees and the deferred costs will be amortized through interest income over the life of the PPP loans, which is expected to be 24 months, but the amortization period will be adjusted as PPP loans are forgiven or repaid. During the nine months ended September 30, 2020, we recorded $8.2 million in PPP loan fees, net in interest income.
Interest Expense
Interest expense decreased $6.8 million, or 79.3%, to $1.8 million during the three months ended September 30, 2020 from $8.6 million during the three months ended September 30, 2019. The decrease was a result of lower funding costs associated with the decline in market interest rates.
•Interest expense on our interest-bearing deposits decreased by $5.6 million, or 76.5%, to $1.7 million during the three months ended September 30, 2020 from $7.4 million during the three months ended September 30, 2019.
•Interest expense on borrowed funds decreased by $1.2 million, or 96.4%, to less than $0.1 million during the three months ended September 30, 2020 from $1.2 million during the three months ended September 30, 2019.
Interest expense decreased $15.7 million, or 58.9%, to $11.0 million during the nine months ended September 30, 2020 from $26.7 million during the nine months ended September 30, 2019. The decrease was a result of decreased rates paid on deposits. The overall rates paid on average interest-bearing liabilities decreased 35 basis points to 0.21% during the nine months ended September 30, 2020. Average interest-bearing liabilities increased $537.5 million, or 8.5%, to $6.9 billion as of September 30, 2020 compared to $6.3 billion as of September 30, 2019.
•Interest expense on our interest-bearing deposits decreased by $10.9 million, or 51.6%, to $10.2 million during the nine months ended September 30, 2020 from $21.2 million during the nine months ended September 30, 2019. The decrease in our interest expense on interest-bearing deposits was due to a decrease in the cost of deposits that more than offset the increase in the average balance of deposits during the period. The average balance of interest-bearing deposits increased due to our increasing core deposits to help fund loan growth, whereas the average cost of deposits decreased due to the interest rate decreases occurring in the nine months ended September 30, 2020. The average cost of our interest-bearing deposits decreased 27 basis points to 0.20% in the nine months ended September 30, 2020. The average balance of our interest-bearing deposits increased by $761.4 million, or 12.7%, to $6.8 billion as of September 30, 2020 compared to $6.0 billion as of September 30, 2019.
•Interest expense on borrowed funds decreased by $4.8 million, or 87.0%, to $0.7 million during the nine months ended September 30, 2020 from $5.5 million during the nine months ended September 30, 2019. The decrease in interest expense on borrowed funds was primarily due to the average balance of the FHLB advances decreasing by $101.7 million to $15.8 million during the nine months ended September 30, 2020 compared to $117.5 million during the nine months ended September 30, 2019. The reduction in FHLB borrowings was driven by an increase in deposits that reduced the Company's need to borrow. The average balance of borrowed funds decreased by $223.8 million, or 71.8%, to $87.7 million as of September 30, 2020 compared to $311.5 million as of September 30, 2019.
Net Interest Income
Net interest income decreased by $5.4 million, or 5.2%, to $98.7 million during the three months ended September 30, 2020 from $104.1 million during the three months ended September 30, 2019. The decrease was a result of the Bank’s asset sensitivity combined with a lower interest rate environment. The decline in interest income was only partially offset by a decline in interest expense.
Net interest income decreased by $12.7 million, or 4.1%, to $297.6 million during the nine months ended September 30, 2020, from $310.3 million during the nine months ended September 30, 2019. The decrease was primarily a result of the decrease in interest and dividend income partially offset by the decrease in interest expense, which are each attributable to the decrease in interest rates during the nine months ended September 30, 2020.
Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.8% for the nine months ended September 30, 2020 and 2019. Net interest margin decreased 67 basis points to 3.3% during the nine months ended September 30, 2020, from 4.0% during the nine months ended September 30, 2019.
The following tables set forth average balance sheet items, annualized average yields and costs, and certain other information for the periods indicated. Interest income on tax-exempt loans and investment securities has been adjusted to an FTE basis using a marginal tax rate of 21.8% for the nine months ended September 30, 2020 and 2019. All average balances in the table reflect daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended September 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,390,719	$12,269	3.51%	$1,449,446	$13,506	3.70%
Commercial	7,314,805	69,127	3.76%	6,127,217	73,815	4.78%
Consumer	1,209,340	10,091	3.32%	1,406,498	15,282	4.31%
Total loans	9,914,864	91,487	3.67%	8,983,161	102,603	4.53%
Investment securities	1,712,928	10,007	2.32%	1,367,765	10,066	2.92%
Federal funds sold and other short-term investments	1,462,047	372	0.10%	235,446	1,292	2.18%
Total interest-earning assets	13,089,839	101,866	3.10%	10,586,372	113,961	4.27%
Non-interest-earning assets	1,139,440			880,480
Total assets	$14,229,279			$11,466,852
Interest-bearing liabilities:
Deposits:
Savings account	$1,187,083	$62	0.02%	$978,052	$52	0.02%
Interest checking account	2,307,972	334	0.06%	1,895,377	1,247	0.26%
Money market investment	3,311,847	1,051	0.13%	2,863,745	5,207	0.72%
Time account	294,025	280	0.38%	356,922	848	0.94%
Total interest-bearing deposits	7,100,927	1,727	0.10%	6,094,096	7,354	0.48%
Borrowings	25,478	44	0.69%	231,067	1,221	2.10%
Total interest-bearing liabilities	7,126,405	1,771	0.10%	6,325,163	8,575	0.54%
Demand accounts	5,034,474			3,359,253
Other noninterest-bearing liabilities	362,073			203,382
Total liabilities	12,522,952			9,887,798
Total net worth	1,706,327			1,579,054
Total liabilities and retained earnings	$14,229,279			$11,466,852
Net interest income - FTE		$100,095			$105,386
Net interest rate spread (2)			3.00%			3.73%
Net interest-earning assets (3)	$5,963,434			$4,261,209
Net interest margin - FTE (4)			3.04%			3.95%
Average interest-earning assets to interest-bearing liabilities	183.68%			167.37%
(1)Non-accrual loans are included in Loans.
(2)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average total interest-earning assets.
(5)Presented on an annualized basis.

	As of and for the nine months ended September 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,412,268	$38,127	3.61%	$1,440,239	$40,367	3.75%
Commercial	6,929,729	208,534	4.02%	6,058,961	220,297	4.86%
Consumer	1,261,211	34,108	3.61%	1,439,579	45,988	4.27%
Total loans	9,603,208	280,769	3.91%	8,938,779	306,652	4.59%
Investment securities	1,556,985	30,782	2.64%	1,429,091	32,019	3.00%
Federal funds sold and other short-term investments	952,141	1,173	0.16%	135,066	2,257	2.23%
Total interest-earning assets	12,112,334	312,724	3.45%	10,502,936	340,928	4.34%
Non-interest-earning assets	1,089,473			866,856
Total assets	$13,201,807			$11,369,792
Interest-bearing liabilities:
Deposits:
Savings account	$1,086,957	$181	0.02%	$998,396	$158	0.02%
Interest checking account	2,208,517	1,801	0.11%	1,883,708	3,220	0.23%
Money market investment	3,162,528	6,883	0.29%	2,711,967	14,494	0.71%
Time account	311,462	1,380	0.59%	414,039	3,314	1.07%
Total interest-bearing deposits	6,769,464	10,245	0.20%	6,008,110	21,186	0.47%
Borrowings	87,738	717	1.09%	311,547	5,515	2.37%
Total interest-bearing liabilities	6,857,202	10,962	0.21%	6,319,657	26,701	0.56%
Demand accounts	4,322,809			3,333,807
Other noninterest-bearing liabilties	345,869			196,180
Total liabilities	11,525,880			9,849,644
Total net worth	1,675,927			1,520,148
Total liabilities and retained earnings	$13,201,807			$11,369,792
Net interest income - FTE		$301,762			$314,227
Net interest rate spread (2)			3.24%			3.78%
Net interest-earning assets (3)	$5,255,132			$4,183,279
Net interest margin - FTE (4)			3.33%			4.00%
Average interest-earning assets to interest-bearing liabilities	176.64%			166.19%
(1)Non-accrual loans are included in Loans.
(2)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average total interest-earning assets.
(5)Presented on an annualized basis.
Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses increased to $0.7 million for the three months ended September 30, 2020, compared to $0 for the three months ended September 30, 2019. This increase was primarily due to the Company not booking a quarter-to-date provision for the three months ended September 30, 2019 as a result of net recoveries during the period.
The provision for loan losses increased by $33.4 million, or 742.2%, to $37.9 million for the nine months ended September 30, 2020, compared to $4.5 million for the nine months ended September 30, 2019. The increase was primarily due to the change in loan risk ratings to reflect the impact of the increased concerns about customers that are expected to face financial difficulties due to the current economic environment resulting from the COVID-19 pandemic, primarily related to the downgrading of our hotel and restaurant loan portfolios. The increase in the provision also reflects the increased concern about the performance of the loan portfolio given the increase in the non-performing loans and delinquent loans during the nine months ended September 30, 2020.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(Dollars in thousands)
Insurance commissions	$21,884	$21,522	$362	1.7%	$72,058	$70,419	$1,639	2.3%
Service charges on deposit accounts	5,052	7,015	(1,963)	(28.0)%	15,514	20,190	(4,676)	(23.2)%
Trust and investment advisory fees	5,311	4,987	324	6.5%	15,600	14,595	1,005	6.9%
Debit card processing fees	2,721	2,738	(17)	(0.6)%	7,528	7,786	(258)	(3.3)%
Interest swap income	1,319	141	1,178	835.5%	(3,919)	(329)	(3,590)	1,091.2%
Income from investments held in rabbi trusts	3,800	733	3,067	418.4%	4,802	6,702	(1,900)	(28.3)%
Trading securities gains, net	—	3	(3)	(100.0)%	(3)	1,297	(1,300)	(100.2)%
Net gain on sales of mortgage loans held for sale	2,219	244	1,975	809.4%	3,732	453	3,279	723.8%
Gains on sales of securities available for sale, net	—	—	—	—%	285	2,016	(1,731)	(85.9)%
Other	5,403	4,207	1,196	28.4%	13,138	11,893	1,245	10.5%
Total noninterest income	$47,709	$41,590	$6,119	14.7%	$128,735	$135,022	$(6,287)	(4.7)%
Noninterest income increased by $6.1 million, or 14.7%, to $47.7 million for the three months ended September 30, 2020 from $41.6 million for the three months ended September 30, 2019. This increase was primarily due to a $3.1 million increase in income from investments held in rabbi trusts, a $2.0 million increase in net gains on sales of mortgage loans held for sale, and a $1.2 million increase in interest rate swap income, which were partially offset by a $2.0 million decrease in service charges on deposit accounts.
Noninterest income decreased by $6.3 million, or 4.7%, to $128.7 million for the nine months ended September 30, 2020 from $135.0 million for the nine months ended September 30, 2019. The decrease was primarily due to a $4.7 million decrease in service charges on deposit accounts, a $3.6 million decrease in interest rate swap income, a $1.9 million decrease in income from investments held in rabbi trusts, and a $1.7 million decrease in gains on sales of securities available for sale, net, partially offset by a $3.3 million increase in net gains on sales of mortgage loans held for sale and a $1.6 million increase in insurance commissions.
•Deposit service charges decreased primarily as a result of reduced overdraft charges as a result of the COVID-19 pandemic.
•Swap income decreased primarily as a result of an unfavorable mark-to-market adjustment due to the current interest rate and economic environment.
•Income (loss) from investments held in rabbi trust decreased primarily as a result of a less favorable mark-to-market adjustment during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
•Gains on securities available for sale decreased due to fewer sales during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
•Net gains on sales of mortgage loans held for sale increased primarily due to the low interest rate environment.

•Insurance commissions increased primarily as a result of an increase in our profit-sharing revenues and commissions.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2020	2019	Amount	%	2020	2019	Amount	%
				(Dollars in thousands)
Salaries and employee benefits	$66,593	$61,251	$5,342	8.7%	$191,517	$190,921	$596	0.3%
Office occupancy and equipment	8,294	8,684	(390)	(4.5)%	25,598	25,866	(268)	(1.0)%
Data processing	11,721	11,545	176	1.5%	33,905	33,133	772	2.3%
Professional services	5,510	4,104	1,406	34.3%	13,595	11,208	2,387	21.3%
Charitable contributions	—	2,534	(2,534)	(100.0)%	3,984	9,865	(5,881)	(59.6)%
Marketing	1,943	1,947	(4)	(0.2)%	6,056	6,353	(297)	(4.7)%
Loan expenses	1,554	1,606	(52)	(3.2)%	4,702	3,157	1,545	48.9%
FDIC insurance	938	—	938	100.0%	2,788	1,800	988	54.9%
Amortization of intangible assets	699	884	(185)	(20.9)%	2,102	2,657	(555)	(20.9)%
Other	12,565	8,111	4,454	54.9%	21,507	22,105	(598)	(2.7)%
Total noninterest expense	$109,817	$100,666	$9,151	9.1%	$305,754	$307,065	$(1,311)	(0.4)%

Noninterest expense increased by $9.2 million, or 9.1%, to $109.8 million during the three months ended September 30, 2020 from $100.7 million during the three months ended September 30, 2019. This increase was primarily due to a $5.3 million increase in salaries and employee benefits and an increase in other noninterest expense of $4.5 million. The increase in other noninterest expense was driven by an impairment charge taken on certain tax credit investments accounted for under the equity method of accounting of $7.6 million and partially offset by a decrease in net periodic benefit cost, less service cost, of $1.1 million. Partially offsetting these unfavorable items was a decrease in charitable contributions of $2.5 million.
Noninterest expense decreased by $1.3 million, or 0.4%, to $305.8 million during the nine months ended September 30, 2020 from $307.1 million during the nine months ended September 30, 2019. The decrease was primarily due to a $5.9 million decrease in charitable contributions partially offset by a $2.4 million increase in professional services expense and $1.5 million increase in loan expenses.
•Charitable contributions decreased primarily as a result of lower contributions to the Eastern Bank Charitable Foundation, as a result of lower taxable income for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. In addition, the Company did not make a contribution to the Eastern Bank Charitable Foundation during the three months ended September 30, 2020 in anticipation of the stock donation to the Eastern Bank Charitable Foundation subsequent to the closing of the offering.
•Professional services increased primarily as a result of higher legal costs related to (i) corporate-related matters, (ii) loan- related matters and (iii) our commercial banking strategy and development services.
•Loan expenses increased primarily as a result of increased mortgage loan originations.

Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provisions	$7,429	$9,230	$15,924	$29,940
Effective income tax rates	20.7%	20.5%	19.2%	22.4%
Blended statutory tax rate	28.1%	28.1%	28.1%	28.1%
Income tax expense decreased by $1.8 million, or 19.5%, to $7.4 million in the three months ended September 30, 2020 from $9.2 million in the three months ended September 30, 2019. Income tax expense decreased by $14.0 million, or 46.8%, to $15.9 million in the nine months ended September 30, 2020 from $29.9 million in the nine months ended September 30, 2019. The decrease in income tax expense was due primarily to lower pre-tax income during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, increasing the impact on the effective rate related to favorable permanent differences, including investment tax credits and tax exempt income. Additionally, the tax expense decreased as a result of discrete items associated with professional fees and impairment charges related to tax equity investments.
Financial Position and Results of Operations of our Business Segments
Comparison of the three and nine months ended September 30, 2020 and 2019

	As of and for the three months ended September 30,
	2020				2019
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(Dollars In Thousands)
Net interest income	$98,742	$—	$—	$98,742	$104,148	$—	$—	$104,148
Provision for loan losses	700	—	—	700	—	—	—	—
Net interest income after provision for loan losses	98,042	—	—	98,042	104,148	—	—	104,148
Noninterest income	25,288	22,571	(150)	47,709	19,904	21,833	(147)	41,590
Noninterest expense	91,509	19,506	(1,198)	109,817	82,059	19,590	(983)	100,666
Income before provision for income taxes	31,821	3,065	1,048	35,934	41,993	2,243	836	45,072
Income tax provision (benefit)	6,561	868	—	7,429	8,574	656	—	9,230
Net income	$25,260	$2,197	$1,048	$28,505	$33,419	$1,587	$836	$35,842
Total assets	$15,332,420	$202,319	$(74,145)	$15,460,594	$11,395,765	$160,339	$(49,554)	$11,506,550
Total liabilities	$13,761,414	$59,953	$(74,145)	$13,747,222	$9,928,628	$29,403	$(49,554)	$9,908,477

	For the nine months ended September 30,
	2020				2019
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(Dollars in Thousands)
Net interest income	$297,643	$—	$—	$297,643	$310,343	$—	$—	$310,343
Provision for loan losses	37,900	—	—	37,900	4,500	—	—	4,500
Net interest income after provision for loan losses	259,743	—	—	259,743	305,843	—	—	305,843
Noninterest income	55,935	72,979	(179)	128,735	63,309	71,881	(168)	135,022
Noninterest expense	251,688	57,231	(3,165)	305,754	251,156	58,657	(2,748)	307,065
Income before provision for income taxes	63,990	15,748	2,986	82,724	117,996	13,224	2,580	133,800
Income tax provision	11,468	4,456	—	15,924	26,150	3,790	—	29,940
Net income	$52,522	$11,292	$2,986	$66,800	$91,846	$9,434	$2,580	$103,860
Banking Segment
•Average interest-earning assets grew $1.6 billion, or 15.3%, to $12.1 billion as of September 30, 2020 from $10.5 billion as of September 30, 2019, with average total loans, our largest category of average interest-earning assets, growing $664.4 million, or 7.4%, to $9.6 billion as of September 30, 2020 compared to $8.9 billion as of September 30, 2019.
•Average interest-bearing liabilities grew $537.5 million, or 8.5%, to $6.9 billion as of September 30, 2020 from $6.3 billion as of September 30, 2019, with average total deposits, our largest category of average interest-bearing liabilities, growing $761.4 million, or 12.7%, to $6.8 billion as of September 30, 2020 compared to $6.0 billion as of September 30, 2019.
•Gains on sales of mortgage loans held for sale, net, increased by $2.0 million, or 809.43%, to $2.2 million for the three months ended September 30, 2020 compared to $0.2 million for the three months ended September 30, 2019. The increase was due to increased volume due to the low interest rate environment.
•Gains on sales of mortgage loans held for sale, net, increased by $3.3 million, or 723.84%, to $3.7 million for the nine months ended September 30, 2020 compared to $0.4 million for the nine months ended September 30, 2019. The increase was due to increased volume due to the low interest rate environment.
Insurance Agency Segment
•Noninterest income related to our insurance agency business increased by $0.7 million, or 3.4%, to $22.6 million during the three months ended September 30, 2020 from $21.8 million during the three months ended September 30, 2019. The increase was driven primarily by an increase in recurring commissions and profit sharing revenues of $0.2 million and $0.2 million, respectively, and an increase in income from investments held in rabbi trusts of $0.3 million.
•Noninterest income related to our insurance agency business increased by $1.1 million, or 1.5%, to $73.0 million during the nine months ended September 30, 2020 from $71.9 million during the nine months ended September 30, 2019. The increase was driven primarily by an increase in our combined negotiated commission and profit sharing income of $0.9 million, in addition to an increase in our recurring commissions of $0.8 million due to organic growth, partially offset by a $0.5 million decrease in income from investments held in rabbi trusts.
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
At September 30, 2020, we had $3.8 billion of commitments to originate loans, comprised of $2.3 billion of commitments under commercial loans and lines of credit (including $245.4 million of unadvanced portions of construction loans), $1.2 billion of commitments under home equity loans and lines of credit, $214.6 million in overdraft coverage commitments, $40.0 million of unfunded commitments related to residential real estate loans and $21.2 million in other consumer loans and lines of credit. In addition, at September 30, 2020, we had $62.4 million in standby letters of credit outstanding. We also had $154.1 million in forward commitments to sell loans.
Management of Market Risk
General. Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. Interest rate sensitivity is the most significant market risk to which we are exposed. Interest rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of income. Interest rate risk arises directly from our core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities and derivatives, as well as other effects. The primary goal of interest rate risk management is to control this risk within limits approved by the Risk Management Committee of our Board of Directors.
These limits reflect our tolerance for interest rate risk over both short-term and long-term horizons. We attempt to manage interest rate risk by identifying, quantifying, and where appropriate, hedging its exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. Our objective is to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary and, within limits that management determines to be prudent, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors and caps.
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then calculate what the net interest income would be for the same period under the assumption that the U.S. Treasury yield curve increases or decreases instantaneously by +200, +300, +400 and -100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at September 30, 2020 precluded the modeling of certain falling rate scenarios, including negative interest rates.
The tables below set forth, as of September 30, 2020 and December 31, 2019, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in the United States Treasury yield curve.

Interest Rate Sensitivity

	As of September 30, 2020
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$582,082	48.3%
300	534,490	36.1%
200	486,853	24.0%
Flat	392,584	—%
(100)	380,522	(3.1)%

	As of December 31, 2019
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$433,300	5.2%
300	428,186	4.0%
200	422,881	2.7%
Flat	411,704	—%
(100)	395,697	(3.9)%
The tables above indicate that at September 30, 2020 and December 31, 2019, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced a 24.0% and 2.7% increase, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 100 basis points decrease in interest rates, we would have experienced a 3.1% and a 3.9% decrease at September 30, 2020 and December 31, 2019, respectively, in net interest income, on an FTE basis. Management may use interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates.
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The table below represents an analysis of our interest rate risk (excluding the effect of our pension plans) as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+200, +300, +400 basis points and -100 basis points) at September 30, 2020 and December 31, 2019. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at September 30, 2020 precluded the modeling of certain falling rate scenarios, including negative interest rates.
EVE Interest Rate Sensitivity
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.

Change in Interest Rate (basis points) (1)		As of September 30, 2020
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$4,416,336	$544,218	14.1%	29.66%
300	4,307,416	435,298	11.2%	28.52%
200	4,190,048	317,930	8.2%	27.33%
Flat	3,872,118	—	—	24.51%
(100)	3,684,240	(187,878)	(4.9)%	23.23%

Change in Interest Rate (basis points) (1)		As of December 31, 2019
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$2,446,754	$14,005	0.6%	22.51%
300	2,453,287	20,538	0.8%	22.11%
200	2,457,642	24,893	1.0%	21.67%
Flat	2,432,749	—	—	20.52%
(100)	2,364,175	(68,574)	(2.8)%	19.54%
(1)Assumes an immediate uniform change in interest rates at all maturities
(2)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Subscription funds stemming from the mutual to stock conversion held in a demand deposit account were excluded from the analysis. The total demand deposit balance excluded at September 30, 2020 was $1.5 billion, resulting in estimated economic values of equity that would be indicative of the Company post-conversion.
(3)Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
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
We participate in the Promontory Interfinancial Network ("Promontory"), which allows us to provide access to multi-million dollar FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other Promontory network banks depending on our funding needs. At September 30, 2020 and December 31, 2019, we had a total of $421.5 million and $176.3 million of Promontory one-way sell deposits, respectively. These deposits could have been repurchased as reciprocal deposits and should be considered a source of liquidity.
Although customer deposits remain our preferred source of funds, maintaining additional back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At September 30, 2020, we had $14.8 million in outstanding advances and the ability to borrow up to an additional $1.6 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston as well as the Paycheck Protection Program Liquidity Facility. At September 30, 2020, we had a $509.1 million collateralized line of credit from the Federal Reserve Bank of Boston with no outstanding balance. Additionally, we had $1.1 billion in PPP loans that could have been pledged to the Paycheck Protection Program Liquidity Facility. We had a total of $590.0 million of discretionary lines of credit at September 30, 2020.

Sources of Liquidity

	As of September 30, 2020		As of December 31, 2019
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(Dollars in thousands)
Promontory deposits	$—	$421,517	$93,539	$176,346
Federal Home Loan Bank (1)	14,773	1,593,850	18,964	1,822,955
Federal Reserve Bank of Boston (2)	—	509,078	—	636,960
Federal Reserve Paycheck Protection Program Liquidity Facility	—	1,123,493	—	—
Unsecured lines of credit	—	590,000	—	555,000
Total deposits	$14,773	$4,237,938	$112,503	$3,191,261
(1)As of September 30, 2020, loans have been pledged to the FHLBB with a carrying value of $2.4 billion to secure additional borrowing capacity. As of December 31, 2019, loans and securities were pledged to the FHLBB with a carrying value of $1.5 billion and $0.9 billion, respectively, to secure additional borrowing capacity
(2)Loans with a carrying value of $0.9 billion and $1.0 billion at September 30, 2020 and December 31, 2019, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity
We believe that advanced preparation, early detection, and prompt responses can avoid, minimize, or shorten potential liquidity crises. Our Board of Directors and our Asset Liability Committee have put a Liquidity Contingency Plan in place to establish methods for assessing and monitoring risk levels, as well as potential responses during unanticipated stress events. As part of its risk management framework, we perform periodic liquidity stress testing to assess its need for liquid assets as well as backup sources of liquidity.
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At September 30, 2020 and December 31, 2019, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At September 30, 2020 there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 18, 2020.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
The information required by this Item is included in Part I, Item 2 of this Quarterly Report under the heading “Management of Market Risk.”
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020, the end of the period covered by this Quarterly Report.

Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the Covid-19 pandemic. The Company is continually monitoring and assessing the impact of the Covid-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
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
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 18, 2020 (“Prospectus”). Other than the risk factors below, as of the date of this Quarterly Report, the risk factors of the Company have not changed materially from those disclosed in the Prospectus, except that the risk factor regarding “You may not revoke your decision to purchase shares of Eastern Bankshares, Inc. common stock in the subscription or community offerings after you send us your order” is removed. The COVID-19 pandemic has led to general uncertainty and adverse changes in economic conditions and has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the Prospectus. The risk factors disclosure in the Prospectus is therefore qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q.
Risks Related to Covid-19 Pandemic and Associated Economic Slowdown
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, Covid-19, a global pandemic. The duration and severity of the pandemic, including recent resurgences in our market and elsewhere and the potential for subsequent seasonal or other resurgences, as well as the efficacy and timing of any vaccine that may be approved for use, continue to be impossible to predict. There is also substantial uncertainty regarding the pace of economic recovery and the return of business and consumer confidence if and when the impact of the pandemic lessens. This subsection summarizes a number of risks to our business, financial condition, results of operations and cash flows relating to the ongoing economic recession caused primarily by governmental and private sector actions to reduce the spread of Covid-19. We sometimes refer to the ongoing recession as the “Covid-19 recession” herein. The Covid-19 recession, including associated governmental and private sector responses, has had, and we expect will continue to have, a material adverse effect on our business, financial condition, results of operations and cash flows, as discussed below.
Many of the risks related to the Covid-19 recession may have implications for Eastern Bank that are similar to those presented by risks described in further detail in the Company’s prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 18, 2020, including “Our business may be adversely affected by conditions in the financial markets and by economic conditions generally,” “The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy,” “Commercial loans, including those secured by commercial real estate, are generally riskier than other types of loans and constitute a significant portion of our loan and lease portfolio,” “Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results,” “Climate change, natural disasters, public health crises, geopolitical developments, acts of terrorism and other external events could harm our business,” “The financial weakness of other financial institutions could adversely affect us,” and “Our business strategy includes projected growth in our core businesses, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.”
The Covid-19 pandemic and governmental and private sector action in response to the Covid-19 pandemic are having a material adverse effect on the global, national and local economies, and on our business, financial condition, results of operations and cash flows, and it is premature to predict if or when economic activity will revert to the level that existed before the spread of Covid-19 in our region.
Governmental and private sector action in response to the Covid-19 pandemic have generally had the effect in our market of curtailing household and business activity, although such action has not always been coordinated or consistent across jurisdictions and has fluctuated during the pandemic.
Our market consists primarily of eastern Massachusetts and southern and coastal New Hampshire. Massachusetts issued an emergency order in March 2020 requiring all businesses and organizations that did not provide certain essential services to close their workplaces and facilities to workers, customers and the public. New Hampshire did not impose similar restrictions. Massachusetts progressively relaxed its restrictions from May through August, but beginning in September, Massachusetts tightened certain restrictions, including limits on the size of indoor and outdoor gatherings in public and private venues. We are unable to predict how the governmental and private sector action will evolve in late 2020 and early 2021 in response to the Covid-19 pandemic in our market.
Our commercial and small business borrowers that operate businesses such as hotels, inns, restaurants and retail stores that depend primarily upon customers patronizing their businesses in person have experienced the most significant adverse effects of the Covid-19 pandemic, and we expect these effects to continue.

Many individuals, households and businesses have changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions and discretionary spending. Our commercial and small business borrowers that operate businesses such as hotels, inns, restaurants and retail stores that depend primarily upon customers patronizing their businesses in person have experienced the most significant adverse effects as a consequence of reduced commercial and social interactions and discretionary spending, and we expect these effects to continue. If a vaccine for Covid-19 becomes widely available in the near future, customers may revert to their prior habits of patronizing their businesses in person. However, such changed customer behavior may endure, especially if a vaccine takes longer to develop or offers only limited protection. If such changed customer behavior is prolonged, our commercial and small business borrowers will continue to experience adverse effects to their businesses. We are unable to predict if or when economic activity for those borrowers will revert to the level that existed before the spread of Covid-19 in our region. In addition, our commercial real estate borrowers with properties whose value is tied to customer patronage may experience significant decreases in their property values. See tabular disclosure of “High Risk Industries” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Outlook and Trends.”
The Covid-19 recession has significantly increased the level of unemployment in our market, and if elevated levels of unemployment continue, the Company may experience greater levels of delinquent loans especially among our consumer and small business loans.
The closure in Massachusetts of many workplaces and facilities to workers, customers and the public due to the Covid-19 recession has significantly increased the level of unemployment in Massachusetts. For example, the unemployment rate reported by the Department of Labor’s Bureau of Labor Statistics for Massachusetts for May 2020 was 17.4%. Although the level of unemployment in Massachusetts declined to 9.6% in September, unemployment in Massachusetts continues to far exceed the pre-pandemic level of 2.8% reported from August 2019 through March 2020.
Customary means to collect nonperforming assets may be prohibited or impractical during the Covid-19 pandemic, and there is a risk that collateral securing a nonperforming asset may deteriorate if we choose not to, or are unable to, foreclose on collateral on a timely basis.
Governments have adopted or may adopt in the future regulations or promulgate executive orders that restrict or limit our ability to take certain actions with respect to delinquent borrowers that we would otherwise take in the ordinary course, such as customary collection and foreclosure procedures. Massachusetts, for example, enacted a law effective April 20, 2020 that temporarily imposed a moratorium on evictions and foreclosures. The law prohibited landlords and lenders from initiating or completing evictions and foreclosures. The law also required lenders to provide forbearance to mortgage borrowers who submit a request affirming that they have experienced a financial impact from Covid-19. The Massachusetts moratorium on evictions and foreclosures expired on October 17, 2020. We are unable to predict whether Massachusetts would reinstate the same or similar moratorium in the future because of a resurgence of the pandemic in Massachusetts. There is a risk that the collateral securing a nonaccrual loan may deteriorate if we choose not to, or are unable to, foreclose on the collateral on a timely basis during the Covid-19 recession. If a large percentage of the collateral securing our nonperforming assets deteriorates, our financial results may be negatively impacted.

As a result of the dramatic decline in cash flow that many of our commercial and commercial real estate borrowers have experienced and may continue to experience as a result of the Covid-19 recession, many of those borrowers have been and will likely continue to seek payment deferments on their indebtedness.
The effects of the Covid-19 recession in our market area have significantly reduced the cash flow for many of our commercial and commercial real estate borrowers. As a consequence, many of those borrowers have been seeking and may continue to seek payment deferments on their indebtedness.
Consistent with the public encouragement provided generally by federal and state financial institution regulators after the spread of Covid-19 in the United States, Eastern Bank has attempted to work constructively with borrowers to negotiate loan modifications or forbearance arrangements that reduce or defer the monthly payments due to Eastern Bank. Generally, these modifications are for three to six months and allow customers to temporarily cease making either principal payments or both interest and principal payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Outlook and Trends” for additional information regarding loan modifications as of September 30, 2020.
We have experienced a significant increase in credit costs in 2020 due to the Covid-19 recession, and we may experience additional credit costs in the future if the effect of the pandemic in our market continues.
Our provision for loan losses increased to $37.9 million for the nine months ended September 30, 2020, compared to $4.5 million for the nine months ended September 30, 2019. The increase in our provision for loan loss, which occurred primarily in the quarter ended June 30, 2020, was driven primarily by our perception of the economic distress being experienced by many of our borrowers due to the Covid-19 recession.
Beginning in late March, when we realized the pandemic and economic shut down would have an immediate adverse impact on certain segments of our customers, we identified the various categories of borrowers likely to experience the most adverse effects of the Covid-19 recession. Since December 31, 2019 we have downgraded the risk ratings on loans across various industries and sectors. Downgrades to the special mention category include the entire hotel portfolio and most of the restaurant portfolio, as well as some commercial loans in other industries including retail and construction contractors.
Our loan loss allowance may be difficult to evaluate in comparison to our peers. As we are permitted to do as an emerging growth company, we have elected to postpone the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016–13 (“Measurement of Credit Losses on Financial Instruments”), commonly referred to as the “CECL model.” The new standard will be effective for us for reporting beginning as of December 31, 2021. We are adopting this standard later than our peers, and therefore, our loan loss allowance may be difficult to evaluate in comparison to many of our peers that are publicly traded.
The Federal Open Market Committee’s decision to maintain the target range for the federal funds rate between 0.0% and 0.25% to help mitigate the effects of the Covid-19 recession will likely have an adverse effect on our operating results.
Anticipating the Covid-19 recession, the Federal Open Market Committee of the Federal Reserve in March 2020 reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. The Federal Open Market Committee announced on November 5, 2020 that it had decided to keep the target range for the federal funds rate at 0% to 0.25% and that over upcoming months the Federal Reserve will continue to increase its holdings of Treasury securities and agency mortgage-backed securities in an effort to support the flow of credit to households and businesses.
Changes in interest rates can have a material effect on many areas of our business, including our net interest and net interest margin. When interest rates on our interest-earning assets decline at a faster pace than interest rates on our interest-bearing liabilities, our net interest income is adversely affected. Our planning for 2020 assumes that the current interest rate environment will remain in effect through December 31, 2020; interest rates on our interest-earning assets will continue to decline in 2020 at a faster pace than interest rates on our interest-bearing liabilities; and our net interest income for December 31, 2020 will likely be materially less than our net interest income for December 31, 2019.
We anticipate the Covid-19 recession will have other adverse effects on our operating results for the year ending December 31, 2020 and possibly beyond.
Other factors likely to have an adverse effect on our operating results include:
•reduced fees as we waive certain fees for our customers impacted by the Covid-19 pandemic,
•possible constraints on liquidity and capital, due to supporting client activities or regulatory actions,
•potential losses in our investment securities portfolio due to volatility in the financial markets, and
•higher operating costs, increased cybersecurity risks and a potential loss of productivity while we work remotely and must address a higher level of loan modifications, distressed credit management and PPP loan originations.
In addition, because both the Covid-19 pandemic and the associated recession are unprecedented, it may be challenging for management to make certain judgments and estimates that are material to our consolidated financial statements while the Covid-19 pandemic continues, given the inherently uncertain operating environment.
We may experience additional expense and reputational risk arising out of our origination of PPP loans if one or more companies, individuals or public officials allege that we acted unfairly in connection with PPP lending, including by choosing not to process certain PPP applications or in favoring our customers over other eligible PPP borrowers.
Through September 30, 2020, we originated approximately 8,800 loans to PPP borrowers, representing in the aggregate $1.1 billion of PPP loans. The vast majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of Eastern Wealth Management and Eastern Insurance Group LLC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Outlook and Trends” for additional information regarding our PPP loans as of September 30, 2020.
As of the date hereof, federal and state officials are investigating how participating PPP lenders process applications and whether certain PPP lenders may have inappropriately or unfairly prioritized certain customers to the detriment of other eligible borrowers. Similarly, there are pending lawsuits against other banks brought by eligible PPP borrowers alleging that various PPP lenders improperly prioritized existing customers when those lenders approved PPP loans. In addition, there are pending lawsuits against other banks alleging that various PPP lenders failed to pay required agency fees to third parties who allegedly assisted businesses with PPP loan applications. We are proud of our efforts to provide PPP funding to small businesses and non-profits in our community, but there can be no assurance that we will not be the target of government scrutiny or that private parties will not bring claims similar to those brought against other banks.
An important element of our business strategy is to pursue growth in our core businesses, and it may be challenging for us to grow our core business while the Covid-19 pandemic and associated recession continue or if the recovery from the Covid-19 recession is slow or unpredictable.
The Covid-19 pandemic and the associated recession are unprecedented. We are unable to predict if or when economic activity will revert to the level that existed before the spread of Covid-19 in our region. We also are unable to predict whether our existing and prospective customers will have confidence in assessing when the Covid-19 pandemic will likely abate and the likely pace of any economic recovery. It may be challenging for us to grow our core business while the Covid-19 pandemic continues or if the recovery from the Covid-19 recession is slow or unpredictable. If the continuing effects of the Covid-19 recession impede our ability to grow our core business, our return on equity may be less than our peer companies, and the market price of our stock may be adversely affected.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

3.1*	Amended and Restated Articles of Organization of Eastern Bankshares, Inc., filed with the Secretary of the Commonwealth of Massachusetts on October 8, 2020

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and 2019, (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, and 2019, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith
+    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

Date : November 16, 2020	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date : November 16, 2020	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer
(Principal Financial Officer)