Form 10-K
period 2020-12-31
Eastern Bankshares, Inc.
filed 2021-03-29
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-39610
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if a smaller reporting company)		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
186,758,154 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of March 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement relating to its 2021 annual meeting of shareholders (the "2021 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS
When we use the terms “we”, “us”, “our,” and the “Company,” we mean Eastern Bankshares, Inc., a Massachusetts corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
Certain statements contained in this Annual Report on Form 10-K that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors:
•the negative impacts and disruptions of the novel coronavirus (“COVID-19”) pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations;
•the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in employment levels and other general business and economic conditions on a national basis and in the local markets in which the Company operates;
•changes in customer behavior;
•the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments;
•turbulence in the capital and debt markets;
•changes in interest rates;
•decreases in the value of securities and other assets;
•decreases in deposit levels necessitating increased borrowing to fund loans and investments;
•competitive pressures from other financial institutions;
•operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics;
•changes in regulation;
•reputational risks relating to the Company’s participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs;
•changes in accounting standards and practices;
•the risk that goodwill and intangibles recorded in our financial statements will become impaired;
•risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated;
•the risk that we may not be successful in the implementation of our business strategy;
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I
ITEM 1. BUSINESS
General Corporate Overview
Eastern Bankshares, Inc., a Massachusetts corporation, which we sometimes refer to as the “Company,” is a bank holding company headquartered in Boston, Massachusetts that was incorporated under Massachusetts law in 2020. We are the sole shareholder of Eastern Bank, which we sometimes refer to as the “Bank,” a Massachusetts-chartered bank founded in 1818. Through the Bank and its wholly owned subsidiary, Eastern Insurance Group LLC, we provide a variety of banking, trust and investment, and insurance services. We have two business segments: banking and insurance agency. As of December 31, 2020, we had total consolidated assets of $16.0 billion, total gross loans of $9.7 billion, total deposits of $12.2 billion and total shareholders’ equity of $3.4 billion.
Our diversified products and services include lending, deposit, wealth management and insurance products. Deposits obtained through the branch banking network have traditionally been the principal source of funds for use in lending and for other general business purposes. We offer a range of demand deposit accounts, interest checking accounts, money market accounts, savings accounts and time certificates of deposit accounts. Our lending focuses on the following loan categories: commercial and industrial, including our Asset Based Lending Portfolio, commercial real estate, commercial construction, small business banking, residential real estate and home equity loans. Through Eastern Bank’s wealth management offering, we provide a wide range of trust services. Eastern Insurance Group LLC, acts as an agent in offering insurance solutions for clients with personal, commercial or employee benefits-related insurance needs.
The only entity controlled directly by Eastern Bankshares, Inc. is Eastern Bank, which is a wholly owned subsidiary. Eastern Bank controls four active subsidiaries in addition to Eastern Insurance Group LLC, as follows:
1.Broadway Securities Corporation, a wholly owned subsidiary engaged in buying, selling, dealing in and holding securities;
2.Market Street Securities Corporation, a wholly owned subsidiary engaged in buying, selling, dealing in and holding securities;
3.Real/Property Services, Inc., a wholly owned subsidiary that provides real estate services to Eastern Bank; and
4.Shared Value Investments LLC, a wholly owned subsidiary that invests in low income housing and other tax credit investments.
Market Area and Competition
Our primary market consists of the greater Boston area, specifically eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island.
The statistical area used for government data gathering purposes that aligns most closely with our lending area is known as the Boston–Worcester–Providence combined statistical area, or CSA. In addition to greater Boston, this area includes the metropolitan areas of Manchester, New Hampshire; Worcester, Massachusetts; and Providence, Rhode Island. It also includes the Cape Cod region of Massachusetts. With an estimated population of 8.3 million, the Boston–Worcester–Providence CSA is the sixth largest CSA in the United States based upon 2019 population data.
We believe the Boston–Worcester–Providence CSA provides a well-diversified and resilient economic base. There are approximately 3.2 million households in the Boston–Worcester–Providence CSA with an average of 2.5 persons per household. Median household income in 2018 for the Boston–Worcester–Providence CSA was approximately $85,000 compared to $66,000 for the United States as a whole. The estimated median age of the population in the Boston–Worcester–Providence CSA is 40, compared to 38.5 for the United States as a whole. For the eleven counties in eastern Massachusetts and southern New Hampshire in which our branches are located and from which we gather most of our deposits, the average unemployment rate as of November 2020 was 5.4%, as compared to 6.4% for the United States as a whole. For the statistical area consisting of Boston and Cambridge, Massachusetts, and Nashua, New Hampshire—which is a subset of the Boston–Worcester–Providence CSA—the unemployment rate as of December 2020 was 5.9%, according to the U.S. Bureau of Labor Statistics. As disclosed elsewhere in this Annual Report on Form 10-K, the COVID-19 pandemic has significantly increased the unemployment rate in our market. Please refer to the section of this Annual Report on Form 10-K titled “Item 1A. Risk Factors—Risks Related to COVID-19 Pandemic and Associated Economic Slowdown” for additional information regarding the implications of the COVID-19 recession for our business.

Home to over 100 colleges and universities, including nationally and internationally recognized institutions such as Boston College, Boston University, Brown University, Harvard University, Massachusetts Institute of Technology, Northeastern University, Wellesley College and Worcester Polytechnic Institute, the Boston–Worcester–Providence CSA includes many employers in what often is referred to as the “knowledge-based economy” that relies on highly-educated employees, professionals and entrepreneurs. Approximately 43.6% of the population in the Boston–Worcester–Providence CSA age 25 or older has at least a bachelor’s degree, compared to 33.1% for the United States as a whole. Major employment sectors range from education, services, manufacturing and wholesale and retail trade, to finance, technology and health care. Seven of the ten largest employers in the Boston metropolitan statistical area (“MSA”) are hospitals. Professional, scientific, and technical services, which covers a variety of industries including computer systems design, scientific research and development, management consulting, architecture and law, comprise the second largest share of the Boston MSA employers.
The financial services industry in general and in our market in particular is highly competitive. We face significant competition in gathering deposits and originating loans. Our most direct competition for deposits has historically come from banking institutions operating in our primary market area. Based on data from the Federal Deposit Insurance Corporation ("FDIC") as of June 30, 2020 (the latest date for which information is available), we had a weighted average market share of 2.5% for the seven separate banking markets tracked by the Federal Reserve Board in which we have at least one branch. In the Boston market, which accounted for 91.6% of our deposits as of June 30, 2020, our market share was 2.5%, representing the sixth largest deposit share in that market. We also face competition for deposits from other financial services companies such as securities brokerage firms, credit unions, insurance companies and money market funds.
In consumer banking, the industry has become increasingly dependent on and oriented towards technology-driven delivery systems, permitting transactions to be conducted through a wide variety of online and mobile channels. In addition, technology has lowered the barriers to entry and made it possible for non-bank institutions to attract funds and provide lending and other financial services in our market despite not having a physical presence here. Given their lower cost structure, non-bank institutions that choose to solicit deposits primarily through digital platforms often are able to offer rates on deposit products that are higher than average for retail banking institutions with a traditional branch footprint, such as us. The primary factors driving competition for consumer loans and deposits are interest rates, fees charged, customer service levels, convenience, including branch location and hours of operation, and the range of products and services offered.
There is similarly intense competition in commercial banking, particularly for quality loan originations, from traditional banking institutions such as large regional banks, as well as commercial finance companies, leasing companies, insurance companies and other non-bank lenders, and institutional investors including collateralized loan obligation managers. Some larger competitors, including some of the largest banks in the United States, have a significant and, in many cases, growing presence in our market area, may offer a broader array of products and, due to their asset size, may sometimes be in a position to hold more exposure on their own balance sheets. We compete on a number of factors including, among others, customer service, quality of execution, range of products offered, price and reputation. We expect competition to continue to increase, especially as a result of regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Increased competition for deposits and the origination of loans could limit our growth in the future.

Business Strategy
Our goal is to enhance our position as one of the leading community banking institutions in our market, providing a broad array of banking and other financial services to retail, commercial and small business customers. In recent years, we have focused significant effort on and invested heavily in our infrastructure to create sophisticated and competitive products and services, a strong, experienced work force, and awareness of our banking brand.
As a result, we believe we are well positioned to capitalize on the opportunities available in our market by focusing on the following core strategies.

Develop new customer relationships and deepen existing relationships. We seek to expand our market share in existing and contiguous markets across our businesses by leveraging our distinctive brand and delivering a diverse suite of tailored, high-quality solutions through a consultative, relationship-based approach reinforced by superior customer service. We believe this will result in disciplined growth of low-cost deposits, loans with attractive risk-adjusted returns and a steady stream of fee income. Our relationship-based approach has enabled us to achieve disciplined organic growth over time, and we expect this trend to continue. We believe our support of our small business and non-profit customers in obtaining funding in April and May 2020 under the Paycheck Protection Program, also known as “PPP,” demonstrates both our commitment and capacity to meet our customers’ needs, even in the most challenging circumstance. The U.S. Small Business Administration, or “SBA,” approved all applications for PPP funding across the nation on a “first come, first served” basis. We believe that our experience as the largest SBA lender in New England for 11 consecutive years has made us effective in helping a large number of our customers avail themselves of the very attractive PPP loans. We disbursed $1.2 billion of loans to approximately 8,900 borrowers under the PPP of the CARES Act during the year ended December 31, 2020. The vast majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of Eastern Wealth Management and Eastern Insurance Group LLC. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Relief Act”) became law, authorizing an additional $284 billion of PPP loans and extending the PPP through March 31, 2021. The American Rescue Plan Act of 2021, which was passed by the U.S. Senate on March 6, 2021 and is anticipated to be signed into law, allocates an additional $7.25 billion for PPP loans. We have been and expect to continue to originate PPP loans in 2021. Please refer to the subsection of this Annual Report on Form 10-K titled “Business—Lending Activities—Small Business Loans” for a summary description of PPP lending as relevant to Eastern Bank.
Pursue opportunistic acquisitions. We intend to prudently pursue opportunities to acquire banks in our existing and contiguous markets that create attractive financial returns. Our focus will primarily be on franchises that enhance our funding profile, product capabilities or geographic density, while maintaining an acceptable risk profile. We believe the vital need to make increasingly significant technological investments has greatly amplified the importance of scale in banking. In addition, we believe that the COVID-19 pandemic recession will increase the rate of consolidation in the banking industry. We believe that as a result of our recently-completed initial public offering ("IPO") we are well-positioned as a consolidator in the banking market because of our financial strength, reputation and culture. In addition, we intend to continue to pursue opportunistic acquisitions of additional insurance agencies in existing and contiguous markets.
Leverage technology to enhance customer experience and drive operating efficiencies. We have made significant investments in our technology to ensure we can deliver high-quality, innovative products and services to our customers. For example, we have recently upgraded our Mobile Banking platform for both consumer and commercial customers. In addition, we have continued investing in our new commercial lending origination system and platform, and we intend to progressively improve our consumer lending origination platform as well. We are committed to regularly investing in technology and data analytics, as we are positioning our franchise for the future. We believe these investments will differentiate us with our target customers and provide a scalable platform, which will generate significant operating leverage as we grow over time.
Maintain and grow our experienced, diverse and customer focused employee base. We have an established corporate culture based on personal accountability, high ethical standards and a commitment to training and career development. We will look to opportunistically hire talented bankers and employees with a continued emphasis on recruiting highly motivated, diverse managers and employees who can establish and maintain long-term customer relationships that are key to our business, brand and culture.
Manage risk to navigate a range of economic environments, including the current COVID-19 pandemic recession. We believe that our conservative credit culture, strong capital and liquidity position, and our deep client relationships are key to our long-term financial success. We believe that stable long-term growth and profitability are the result of building strong customer relationships one at a time while maintaining superior credit discipline. We supplement our conservative risk culture with a rigorous and continuous enterprise risk management program. The current COVID-19 pandemic is resulting in material uncertainty in the near- and medium-term future. In addition, a sustained period of low interest rates has and will continue to put pressure on our net interest margin. We believe we are enduring this period of stress from a position of strength, which allows us to maintain a strong balance sheet while still supporting our customers and communities in need.
Lending Activities
Lending Activities
We use funds obtained from deposits, as well as funds obtained from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) advances and Federal funds, primarily to originate loans and to invest in securities. We believe the portfolio is well diversified with approximately 1,500 commercial relationships at December 31, 2020. Our lending focuses on the following categories of loans:
Commercial and Industrial Loans. We offer a broad range of products, including lines of credit and term loans. We primarily target companies and institutions with annual revenues of $10 million to $200 million and strive to serve as the lead bank for customers with multi-product, long-term, profitable relationships with an emphasis on building long-term relationships. In addition, we participate in the syndicated loan market and the Shared National Credit Program (“SNC Program”).
Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of December 31, 2020, we had total commercial and industrial loans of $2.0 billion, representing 20.6% of our total loans.
The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Loans are extended on both a secured and unsecured basis, according to the credit profile of the customer, at both fixed interest rates and variable interest rates at varying spreads over LIBOR and Prime rate. The average tenor of our commercial and industrial portfolio varies according to market conditions but at December 31, 2020 it was 3.7 years.
In managing the commercial and industrial loan portfolio, we focus on the size of the customer’s lending relationship, which we view as the aggregate amount of all loans and loan commitments outstanding to a commercial borrower and any related borrowers or guarantors. The average commercial and industrial lending relationship by balance at December 31, 2020 was $1.3 million. At December 31, 2020, our ten largest commercial and industrial lending relationships, including relationships with combined commercial and industrial and owner-occupied commercial real estate exposure, had an average commitment of $30.4 million and ranged in commitment size from $27.5 million to $35.0 million.
Approximately 92.0% of our commercial and industrial loan exposure at December 31, 2020 was to customers headquartered within our primary lending market, which consists of eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island, although we participate in the syndicated loan market and the SNC Program. Our regulators and Eastern Bank consider a SNC to be any loan or loan commitment for which the commitment amount is equal to or greater than $100 million, aggregate.; and which is shared by three or more federally supervised unaffiliated institutions under a formal lending agreement; or a portion of which is sold to two or more federally supervised unaffiliated institutions, with the purchasing institutions assuming their pro rata share of the credit risk. As of December 31, 2020, our SNC Program portfolio totaled $425.1 million, or 21.3%, of our commercial and industrial portfolio, and 46.4% of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market.
Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”). As of December 31, 2020, our ABL Portfolio totaled $134.5 million, or 6.7%, of our commercial and industrial portfolio.
Commercial Real Estate Loans. Loans in this category include mortgage loans on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel and other type properties.
As of December 31, 2020, we had total commercial real estate loans of $3.6 billion, representing 36.8% of our total loans. As of December 31, 2020, owner occupied loans totaled $694.6 million, representing 19.4%, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate.
The average outstanding loan balance in our commercial real estate portfolio was approximately $2.6 million as of December 31, 2020, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2020, our ten largest commercial real estate loans had an average commitment of $22.6 million, ranging from $20.4 million to $25.2 million.
We focus our commercial real estate lending on properties within our primary market area but will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in commercial real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.
We originate a variety of fixed- and adjustable-rate commercial real estate loans with terms and amortization periods generally up to 30 years, which may include balloon loans. Interest rates and payments on most of our adjustable-rate loans are set based upon the 30-day LIBOR index plus a margin. See “Risk Factors—Changes to and replacement of LIBOR may adversely affect our business, financial condition, and results of operations” in Part I, Item 1A of this Annual Report on Form 10-K for more information about the potential impact to our business.
If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.
Commercial Construction Loans. Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. Substantially all of our commercial construction portfolio is in commercial real estate.
As of December 31, 2020, we had total commercial construction loans of $305.7 million, representing 3.1% of our total loans. The majority of the loans in this category, measured by the outstanding loan balance as of December 31, 2020, are secured by properties located in our primary lending area. At December 31, 2020, our ten largest construction loans had an average commitment of $18.2 million, ranging from $12.2 million to $25.0 million.
Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 36 months, although the terms of some construction loans are extended, generally for periods of six to 12 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project. When appropriate to the underwriting, a “discounted cash flow analysis” is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser for construction and land development loans in excess of $500,000. For larger loans, we also will generally require an inspection of the property by an Eastern Bank-appointed construction engineer before disbursement of funds during the term of the construction loan. Land development loans within the construction portfolio totaled $22.9 million as of December 31, 2020.
Small Business Loans. This category, which we refer to as “business banking,” is comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans.
As of December 31, 2020, we had total business banking loans of $1.3 billion, representing 13.8% of our total loans. In this category, commercial and industrial loans and commercial real estate loans totaled $675.1 million, as of December 31, 2020. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans.
A portion of our small business loans are guaranteed by the SBA, through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a United States Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. Eastern Bank is a preferred lender under the SBA’s PLP Program, which allows expedited underwriting and approval of SBA 7(a) Loans. For 2010-2020, Eastern Bank was distinguished as the highest producer of SBA 7(a) loans, in terms of loan volume, in New England. As of December 31, 2020, our SBA portfolio held 10,801 loans with $1.1 billion outstanding.
On December 27, 2020, the Relief Act became law and provided an additional $284 billion for PPP, as well as extending PPP through March 31, 2021. The changes to PPP as a result of the Relief Act include: (1) an opportunity for a second PPP forgivable loan for certain qualifying small businesses and nonprofits; (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year period prior to the date on which the loan is made or calendar year 2019, limited to a maximum loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances, supplier costs and a broader category of operational expenses as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that Economic Injury Disaster Loan (“EIDL”) Advances will reduce the borrower’s PPP loan forgiveness amount. Additionally, expenses paid with the proceeds of PPP loans that are forgiven (or are reasonably expected to be forgiven) are now tax-deductible, reversing previous guidance from the U.S. Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds which were forgiven (or reasonably expected to be forgiven).
One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential real estate loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.
As of December 31, 2020, we had total residential loans of $1.4 billion, representing 14.1% of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit score and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans
Our one-to four-family residential real estate loans generally do not have prepayment penalties. We generally do not offer loans with negative amortization and do not offer interest-only one- to four-family residential real estate loans, although we may provide for interest-only payments with respect to loan modifications.
Through a team of approximately 15 licensed mortgage loan officers, we originate residential loans either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs, although we generally retain non-conforming jumbo residential loans in our portfolio. Since 2016, we have outsourced to an independent party the processing, underwriting (using our criteria) and closing of residential loans originated by our mortgage loan officers. During the year ended December 31, 2020, residential real estate mortgage originations were $892.8 million of which $451.6 million were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.
At December 31, 2020, our ten largest one- to four-family residential real estate loans had an average balance of $2.4 million, ranging from $2.2 million to $2.8 million.
Home Equity Loans and Lines of Credit. Loans in this category consist of home equity lines of credit and home equity loans. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan. We maintain policy standards for minimum credit score and cash reserves and maximum loan-to-value ratios consistent with a “prime” portfolio. For home equity loans and lines of credit originated in 2020, the average Fair Isaac Corporation ("FICO") score was 768.
As of December 31, 2020, we had total consumer home equity loans of $868.3 million, representing 8.9% of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
Other Consumer Loans. Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile loans, and other personal loans. Loans in this category include loans originated through our indirect automobile lending program, which we began to exit in 2018 to improve our liquidity position and to reduce lower yielding loans.
As of December 31, 2020, we had total other consumer loans of $277.8 million, representing 2.9% of our total loans. Our policy and underwriting considerations in this category include, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable. Included in this category of other consumer loans are $126.7 million of automobile loans at December 31, 2020.
Loan Sales and Purchases
We generally originate commercial loans for our portfolio, although we sell participation interests in commercial and industrial loans and commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits.
We generally do not purchase whole loans, but we will purchase loan participations from other financial institutions. During the year ended December 31, 2020, we purchased $191.2 million of loan participations, based on origination year-end balances. As of December 31, 2020, we held loan participation interests, including SNCs, totaling $1.0 billion in loans originated by other lenders, consisting of $598.9 million of commercial and industrial loan participations, $306.2 million of commercial real estate loan participations, and $119.6 million of commercial construction loan participations.
Loan Approval Procedures and Authority
Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Eastern Bank’s Board of Directors and management. Eastern Bank’s Board of Directors has delegated loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans to commercial relationships of $3.0 million and above require approval by credit managers. Loans to commercial relationships greater than $5.0 million and up to our internal loans-to-one relationship limitation require approval by management’s Credit Committee. All business banking loans under $1.5 million are approved by credit officers, and all business banking loans over $1.5 million are approved by the Credit Committee. Loan policy exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or credit committee prior to approval. Exceptions are reported to the Risk Management Committee of the Board of Directors quarterly.
Loans-to-One Borrower Limit and Loan Category Concentration
The maximum amount that we may lend to one borrower and its related entities generally is limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital shares, surplus account and undivided profits. At December 31, 2020, our regulatory limit on loans-to-one borrower was $685.6 million. As of December 31, 2020, our internal limits on loans-to-one borrower (and related entities) were:

•$25.0 million for commercial real estate loans;
•$75.0 million for commercial real estate relationships; and
•$40.0 million for commercial and industrial relationships, including loans to non-profit entities.
Aggregate exposure limits can be increased up to 10% on an exception basis with the approval of the Credit Committee, including the approval of the Chief Credit Officer and the Chief Commercial Banking Officer.
Although our regulatory lending limit increased upon completion of the offering, we do not expect our internal lending limits will increase materially in the foreseeable future.
Investment Activities
Our securities portfolio consists primarily of government-sponsored residential mortgage-backed securities, government-sponsored commercial mortgage-backed securities, U.S. Agency bonds, U.S. Treasury securities, and state and municipal bonds and obligations. We view our securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Risk Management Committee of the Board of Directors is responsible for approving and overseeing our investment policy, which it reviews at least annually. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and market risk considerations. At December 31, 2020, our securities totaled $3.2 billion, and generated interest and dividends of 9.5% of total interest income for the year ended December 31, 2020. On at least a quarterly basis we review our security portfolio for impairment and to evaluate collection of principal and interest.
Sources of Funds
Deposits and other interest-bearing liabilities. At December 31, 2020, total deposits were $12.2 billion. Deposits originating through our branch banking network have traditionally been the principal source of our funds for use in lending and for other general business purposes. We offer a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in our market area. We believe we have been able to attract and maintain satisfactory levels of deposits based on the level of service we provide to our customers, the convenience of our banking locations, our electronic banking options, and our interest rates, all of which are generally competitive with those of competing financial institutions.
We also participate in the IntraFi Network (formerly known as “Promontory”), allowing us to provide access to multi-million dollar FDIC deposit insurance protection on deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on funding needs. As of December 31, 2020, we had repurchased no reciprocal deposits from other IntraFi Network banks and had $364.8 million of additional capacity. During the second quarter of 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was promulgated and determined that reciprocal deposits, such as those acquired through the IntraFi Network, were no longer to be treated as brokered deposits. Accordingly, these amounts are not reported as brokered amounts.
Borrowings. At December 31, 2020, total borrowings were $28.0 million. Borrowings consist of both short-term and long-term borrowings and primarily consist of FHLB advances. Borrowings provide us with one source of funding. Maintaining available borrowing capacity with the FHLB provides us with a contingent source of liquidity.
Eastern Bank is a member of the FHLB of Boston ("FHLBB"). The primary reason for our FHLBB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLBB, we are required to purchase shares in the FHLB. Accordingly, we had invested $8.8 million in shares of the FHLBB and had $14.6 million outstanding in FHLBB borrowings with original maturities ranging from less than three months to 20 years at December 31, 2020. In addition, we had $1.6 billion of borrowing capacity remaining with the FHLBB at December 31, 2020.
See Note 10, “Borrowed Funds” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K for more information regarding borrowings.
Eastern Wealth Management
Through Eastern Bank’s wealth management division, we offer a range of trust services, including managing customer investments, serving as custodian for customer assets, and providing other fiduciary services including serving as trustee and personal representative of estates. Our clients include individuals, trusts, businesses, employer-sponsored retirement plans and charitable organizations. Services offered include financial planning and portfolio management. At December 31, 2020, Eastern Bank held $2.9 billion of assets in a fiduciary, custodial or agency capacity for customers. These assets are not assets of Eastern Bank and therefore are not included in the consolidated balance sheets included in this Annual

Report on Form 10-K. Eastern Wealth Management had 44 full-time equivalent employees as of December 31, 2020 and revenue of $21.1 million or approximately 11.8% of noninterest income during the year ended December 31, 2020.
Eastern Insurance Group LLC
Eastern Insurance Group LLC, a wholly owned subsidiary of Eastern Bank, acts as an independent agent in offering personal, business and employee benefits insurance products to individual and commercial clients. Personal insurance products include life, accident and health, automobile, and property and liability insurance including fire, condominium, home and tenants, among others. Commercial insurance products include group life and health, commercial property and liability, surety, and workers compensation insurance, among others. Eastern Insurance Group LLC also offers a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and retirement and executive services. As an agency business, Eastern Insurance Group LLC does not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services is the most significant portion of our noninterest income, representing $94.5 million or 53.0% of our noninterest income during the year ended December 31, 2020. Eastern Insurance Group LLC represents many leading insurance companies.
Eastern Insurance Group LLC operates through 25 non-branch offices in eastern Massachusetts, one office in Keene, New Hampshire, and one office in Providence, Rhode Island. As measured by revenue, Eastern Insurance Group LLC is the third largest insurance agency in Massachusetts, the thirtieth largest property and casualty insurance agency in the United States, and the third largest insurance agency in the United States owned by a banking company. Eastern Insurance Group LLC had 407 full-time equivalent employees as of December 31, 2020 and revenue of $96.7 million or approximately 16.3% of our total revenues.
Eastern Insurance Group LLC routinely acquires smaller insurance agencies in existing and adjacent markets. During the five-year period ended December 31, 2020, Eastern Insurance Group LLC acquired 11 insurance agencies for an average purchase price of $3.2 million. On average the agencies acquired during that period had annual revenue of $1.2 million at the date of purchase.
Regulation
We are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. This framework is intended primarily for the protection of depositors, the FDIC’s Deposit Insurance Fund and the banking system as a whole, and generally is not intended for the protection of shareholders or other investors. Described below are the material elements of selected laws and regulations applicable to us and its subsidiaries. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
General
Eastern Bank is a Massachusetts-chartered non-member bank. Eastern Bank’s deposits are insured up to applicable limits by the FDIC. Eastern Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering authority, and by the FDIC, as its primary federal regulator. Eastern Bank is required to file reports with, and is periodically examined by, the Massachusetts Commissioner of Banks and the FDIC concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Eastern Bank is a member of the FHLBB.
Eastern Bank is subject to federal and state regulation and supervision that establishes a comprehensive framework of activities in which an insured state-chartered bank can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the FDIC, the protection of the deposit insurance fund. The statutory regulatory structure also gives both federal and state regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
As a bank holding company, Eastern Bankshares, Inc. is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and subject to the enforcement authority of the Federal Reserve Board. Eastern Bankshares, Inc. is also subject to examination by the Massachusetts Commissioner of Banks. In addition, Eastern Bankshares, Inc. is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the United States Congress, the Massachusetts state legislature, the Massachusetts Commissioner of Banks, the FDIC, or the Federal Reserve Board, could have a material adverse impact on the operations and financial performance of Eastern Bankshares, Inc. and Eastern Bank. In addition, Eastern Bankshares, Inc. and Eastern Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the financial markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Eastern Bankshares, Inc. and Eastern Bank.
Set forth below is a brief description of material regulatory requirements that are applicable to Eastern Bank and Eastern Bankshares, Inc. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Eastern Bank and Eastern Bankshares, Inc.
Massachusetts Banking Laws and Supervision
Eastern Bank, as a Massachusetts-chartered bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to issue shares and to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a Massachusetts-chartered bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that we are conducting our business in an unsafe or unauthorized manner, and under certain other circumstances.
The powers that Massachusetts-chartered banks can exercise under these laws include, but are not limited to, the following:
Lending Activities. A Massachusetts-chartered bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.
Insurance Sales. Massachusetts-chartered banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. Massachusetts-chartered banks may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Eastern Bank has received approval for insurance sales activities, and offers a variety of personal and business insurance products and services through its wholly-owned subsidiary, Eastern Insurance Group LLC, a licensed insurance agency. Eastern Insurance Group LLC has also obtained all licenses required by various state insurance regulatory authorities in other states that license, regulate and supervise insurance producers, brokers and agents.
Investment Activities. In general and subject to constraints under federal law, Massachusetts-chartered banks may invest in preferred and common shares of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits and have separate authority to invest up to 15% of the bank’s assets in shares listed on a national share exchange in the United States. Massachusetts-chartered banks may additionally invest an amount equal to 1.0% of their deposits in shares of Massachusetts corporations or companies with substantial employment in Massachusetts which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within Massachusetts. At the present time, Eastern Bank has the authority under state law to invest in equity securities. However, such investment authority is constrained by federal law. See the subsection titled “—Federal Bank Regulation—Investment Activities” for such federal restrictions.
Dividends. Massachusetts-chartered banks may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital is impaired. Massachusetts-chartered banks with outstanding preferred stock may not, without the prior approval of the Massachusetts Commissioner of Banks, declare dividends on its common stock without also declaring dividends on the preferred stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred shares. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred shares, if any, and all federal and state taxes. Eastern Bankshares, Inc. may not declare or pay a cash dividend on, or repurchase any of, its capital shares if the effect thereof would cause its net worth to be reduced below (i) the amount required for the liquidation account established by Eastern Bankshares, Inc. in connection with the IPO (“Liquidation Account”) or (ii) the regulatory capital requirements of Eastern Bankshares, Inc. (to the extent applicable).
The Liquidation Account was designed to provide payments to depositors of their liquidation interests, if any, in the end of a liquidation of (a) Eastern Bankshares, Inc. and Eastern Bank, or (b) Eastern Bank. Under the plan of conversion of Eastern Bank Corporation, the predecessor holding company of Eastern Bank, from a mutual into a stock holding company in connection with our IPO, eligible account holders received an interest in a liquidation account maintained by Eastern Bankshares, Inc. in an amount equal to (i) Eastern Bank Corporation’s ownership interest in Eastern Bank’s total shareholders’ equity as of the date of the latest statement of financial condition included in our IPO prospectus, plus (ii) the value of the net assets of Eastern Bank Corporation as of the date of the latest statement of financial condition of Eastern Bank Corporation prior to the consummation of the conversion (excluding its ownership of Eastern Bank). Eastern Bank Corporation’s plan of conversion also provided for the establishment of a parallel liquidation account maintained at Eastern Bank to support Eastern Bankshares, Inc.’s liquidation account in the event Eastern Bankshares, Inc. does not have sufficient assets to fund its obligations under Eastern Bankshares, Inc.’s liquidation account. Eastern Bankshares, Inc. and Eastern Bank hold the Liquidation Account for the benefit of eligible account holders who have continued to maintain deposits in Eastern Bank following completion of the conversion.
Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Bank Regulation—Privacy Regulations.” They require organizations to establish written information security programs to prevent identity theft and other fraud. The Massachusetts regulation also contains technology system security requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.
Parity Powers. Massachusetts-chartered banks may, in accordance with Massachusetts law, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. A Massachusetts bank may exercise such powers, and engage in such activities by providing 30 days’ advanced written notice to the Massachusetts Commissioner of Banks.
Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank’s capital, which is defined under Massachusetts law as the sum of the bank’s capital shares, surplus account and undivided profits.
Loans to a Bank’s Insiders. Under Massachusetts law, a Massachusetts-chartered bank must comply with Regulation O of the Federal Reserve Board and the Massachusetts Commissioner of Banks retains examination and enforcement authority to ensure compliance. Regulation O generally requires that extensions of credit to insiders:
•be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features;
•not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Massachusetts financial institution’s capital; and
•meet other definitional and procedural requirements as specified in the regulation.
Regulatory Enforcement Authority. Any Massachusetts-chartered bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank, imposition of a conservatorship or revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Massachusetts consumer protection and civil rights statutes applicable to Eastern Bank permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.
Massachusetts has other statutes and regulations that are similar to the federal provisions discussed below.

Federal Bank Regulation
Capital Requirements. Federal regulations require FDIC-insured depository institutions, such as Eastern Bank, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a Tier 1 capital to average assets leverage ratio of 4%.
For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred shares and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred shares and long-term perpetual preferred shares, mandatory convertible securities, intermediate preferred shares and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% or risk-weighted assets. As permitted by applicable regulations, we have opted out of the requirement to include Accumulated Other Comprehensive Income ("AOCI") in our regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and United States government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of up to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2020, Eastern Bank exceeded the regulatory requirement for the capital conservation buffer.
The FDIC Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.
Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.
Investment Activities. All state-chartered FDIC-insured banks, including Massachusetts-chartered banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with FDIC approval, continue to exercise state authority that was in existence as of September 30, 1991, to invest in common or preferred shares listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less.
In addition, the FDIC is authorized to permit such a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and the FDIC determines that such activities or investments do not pose a significant risk to the Deposit

Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, amendments adopted as part of the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis to the extent that branching is authorized by the law of the host state for the banks chartered by that state.
Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 ratio of 4.5% or greater and a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2020, Eastern Bank was a “well capitalized” institution under FDIC regulations.
At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting shares to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
Transaction with Affiliates and Regulation W of the Federal Reserve Board Regulations. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital shares and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital shares and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal shareholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% shareholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal shareholders be made on terms and conditions substantially the same as offered in comparable transactions to persons who are not insiders and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.
Enforcement. The FDIC has extensive enforcement authority over insured state-chartered banks, including Eastern Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state nonmember bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: insolvency; substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; existence of an unsafe or unsound condition to transact business; insufficient capital; or the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
Federal Insurance of Deposit Accounts. Eastern Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Eastern Bank are insured up to a maximum of $250,000 for each separately insured depositor.
The FDIC assesses deposit insurance premiums on each insured institution quarterly based on risk characteristics of the institution. As a bank with assets of more than $10 billion, Eastern Bank is subject to a deposit assessment based on a scorecard issued by the FDIC. This scorecard considers, among other things, Eastern Bank’s rating under the Federal Financial Institutions Examination Council’s Uniform Financial Institutions Rating System, or CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of Eastern Bank’s performance under that scorecard, the total base assessment rate is between 1.5 and 40 basis points. The FDIC may also impose a special assessment in an emergency situation.
Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the ratio of the Deposit Insurance Fund to insured deposits of the total industry. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reaches 1.35% and will provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules also changed the method to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than less risky banks. The reserve ratio reached 1.36% on September 30, 2018 and, as a result, the surcharge on banks with assets of $10 billion or more ceased with the first assessment invoice in 2019. In addition, once the DRR reaches 1.38%, the FDIC will apply the assessment credits to banks that had assets below $10 billion at any time during the credit calculation period, which includes Eastern Bank. As of December 31, 2020, the Deposit Insurance Fund’s reserve ratio was 1.29%. The FDIC Board previously voted on September 15, 2020 to maintain the current schedule of assessment rates for all insured depository institutions because of the extraordinary growth of insured deposits due to the pandemic.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Eastern Bank. Future insurance assessment rates cannot be predicted.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Privacy Regulations. FDIC regulations generally require that Eastern Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Eastern Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Eastern Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.
Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by FDIC regulations, Eastern Bank as a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Eastern Bank’s latest FDIC CRA rating was “Outstanding.”
Massachusetts has its own statutory counterpart to the CRA which is also applicable to Eastern Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Eastern Bank’s most recent rating under Massachusetts law was “Outstanding.”
On January 9, 2020, the FDIC and the Office of the Comptroller of the Currency published a Notice of Proposed Rulemaking that would substantially amend their respective CRA regulations. The Federal Reserve did not join in the Community Reinvestment Act Notice of Proposed Rulemaking. On May 20, 2020, the Office of the Comptroller of the Currency adopted a final regulation. The FDIC did not join the Office of the Comptroller of the Currency, and it is unclear whether a final rule will be promulgated. It is also unclear whether the Massachusetts Commissioner of Banks will adopt corresponding changes to its CRA regulations, which apply to all Massachusetts-chartered banks, including Eastern Bank.
Compensation Practices. Our compensation practices are subject to oversight by the Federal Reserve Board and the FDIC. The federal banking regulators have provided guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: (i) the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) the arrangements should be compatible with effective controls and risk management; and (iii) the arrangements should be supported by strong corporate governance. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and financial weakness.
Consumer Protection and Fair Lending Regulations. Massachusetts-chartered banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.
Consumer Financial Protection Bureau Supervision. With total assets in excess of $10 billion, Eastern Bank is classified as a large bank and therefore is subject to direct supervision and examination by the Consumer Financial Protection Bureau (the “CFPB”) for compliance with federal consumer financial law under Title X of the Dodd-Frank Act.
USA PATRIOT Act. Eastern Bank is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

CARES Act. Eastern Bank has been impacted by provisions of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, containing certain temporary regulatory forbearance measures applicable during the COVID-19 pandemic state of emergency. These CARES Act provisions address the establishment of emergency liquidity facilities to support lending to small and midsize businesses under Section 13(3) of the Federal Reserve Act; a potential temporary increase of FDIC deposit insurance limits on noninterest bearing deposit accounts above current levels; temporary relief from troubled debt restructurings and optional temporary relief from current expected credit losses. Federal and state banking agencies also have issued guidance to regulated financial institutions during the COVID-19 pandemic state of emergency. These pronouncements address, among other things, onsite examination frequency; loan modifications; deferral of real estate appraisals and evaluations; responsible small dollar lending; mortgage servicing; regulatory reporting; and other supervisory matters.
Other Regulations
Interest and other charges collected or contracted for by Eastern Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:
•Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts and the General Laws of Massachusetts, Chapter 167E, which governs Eastern Bank’s lending powers; and
•Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.
The deposit operations of Eastern Bank also are subject to, among others, the:
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•General Laws of Massachusetts, Chapter 167D, which governs deposit powers.
Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain interest-earning reserves against their transaction accounts (primarily, negotiable order of withdrawal ("NOW") accounts and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $127.5 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $127.5 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.9 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. However, in response to the COVID-19 pandemic, the Federal Reserve Board temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of December 31, 2020. The current annual interest rate on both the required and excess reserves is 0.10%.

Federal Home Loan Bank System
Eastern Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital shares in the FHLB. Eastern Bank acquired capital shares in the FHLBB and was in compliance with this requirement at December 31, 2020. Based on redemption provisions of the FHLBB, the shares have no quoted market value and are carried at cost. Eastern Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLBB shares. As of December 31, 2020, no impairment had been recognized.
At its discretion, the FHLBB may declare dividends on the shares. The FHLBs are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and result in the FHLBs imposing a higher rate of interest on advances to their members. In 2020, the FHLBB paid dividends equal to an annual yield of 4.64%. There can be no assurance that such dividends will continue in the future.
Holding Company Regulation
Eastern Bankshares, Inc. is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Eastern Bankshares, Inc. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Eastern Bankshares, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.
A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.
The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. Eastern Bankshares, Inc. has no present plan or intent to elect to become a financial holding company.
Eastern Bankshares, Inc. is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) which have historically been similar to, though less stringent than, those of the FDIC for Eastern Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies.
A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.
The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve Board has issued guidance that requires consultation with the agency prior to a bank holding company’s payment of dividends or repurchase of shares under certain circumstances. These regulatory policies could affect the ability of the Eastern Bankshares, Inc. to pay dividends, repurchase its shares or otherwise engage in capital distributions.
Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default.
The status of Eastern Bankshares, Inc. as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws. Eastern Bankshares Inc. does not control two depository institutions that would subject it to the cross-guarantee provisions of the Federal Deposit Insurance Act.
Massachusetts Holding Company Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting shares of another banking institution; (ii) must register, and file reports, with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks. As of the date of this Annual Report on Form 10-K, Eastern Bankshares, Inc. is not a “bank holding company” under the Massachusetts banking laws, because Eastern Bank is our sole bank subsidiary.
Regulation of Eastern Insurance Group LLC
Eastern Insurance Group LLC is subject to regulation and supervision by the Massachusetts Division of Insurance, and various state insurance regulatory authorities in other states that license, regulate and supervise insurance producers, brokers and agents.
Federal Securities Laws
The class of common stock of Eastern Bankshares, Inc. is registered with the Securities and Exchange Commission under the Exchange Act, and therefore Eastern Bankshares Inc. and our shareholders are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.
The registration under the Securities Act of 1933 of shares of common stock issued in Eastern Bankshares, Inc.’s IPO under the Securities Act of 1933, as amended (“Securities Act”) does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Eastern Bankshares, Inc. may be resold without registration. Shares purchased by an affiliate of Eastern Bankshares, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act (“Rule 144”). If Eastern Bankshares, Inc. meets the current public information requirements of Rule 144, each affiliate of Eastern Bankshares, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Eastern Bankshares, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Eastern Bankshares, Inc. may permit affiliates to have their shares registered for sale under the Securities Act.
Emerging Growth Company Status
The Jumpstart Our Businesses Act, or JOBS Act, which was enacted in 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Following the IPO, Eastern Bankshares, Inc. qualified as an emerging growth company, and we expect that we will continue to qualify as an emerging growth company under the JOBS Act until December 31, 2021.
An emerging growth company may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes), although we currently plan to hold such a vote at our 2021 annual meeting of shareholders, or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of its internal control over financial reporting and can provide scaled disclosure regarding executive compensation. The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. Pursuant to the JOBS Act, we have elected to take advantage of the benefits of this extended transition period for complying with new or revised accounting standards as required when they are adopted for private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.
We expect that Eastern Bankshares Inc. will continue to qualify as an emerging growth company under the JOBS Act until December 31, 2021. Applicable regulations provide that Eastern Bankshares, Inc. will cease to qualify as an emerging growth company on the earlier of: (i) the last day of the fiscal year of the Bank during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the IPO; (iii) the date on which Eastern Bankshares, Inc. has, during the previous three-year period, issued more than $1.07 billion in non-convertible debt; or (iv) the date on which Eastern Bankshares, Inc. is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, Eastern Bankshares, Inc. will be deemed to be classified as a “large accredited filer” on the last day of the fiscal year in which the market value of voting and non-voting equity held by non-affiliates was at least $700 million or more as of the last day of the second quarter of that fiscal year). Eastern Bankshares, Inc. will not be classified as a large accelerated filer earlier than December 31, 2021. Once we cease to be an emerging growth company, we will not be entitled to the exemptions provided in the JOBS Act discussed above.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.
Change in Control Regulations
Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company such as Eastern Bankshares, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of us or to vote 25% or more of any class of voting securities of ours. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with Eastern Bankshares, Inc., the issuer has registered securities under Section 12 of the Exchange Act.(Substantially similar requirements are imposed under Massachusetts law with respect to the acquisition of control, directly or indirectly, of Eastern Bank.)
In addition, federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.
Through October 14, 2023, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board and the Massachusetts Commissioner of Banks. If any person exceeds this 10% beneficial ownership threshold, shares in excess of 10% will not be counted as shares entitled to vote through October 14, 2023.
Legal and Regulatory Proceedings
We operate in a legal and regulatory environment that exposes us to potentially significant risks. In addition to the matters described below, in the normal course of business, we are named, from time to time, as a defendant in various legal actions, including class actions and other individual litigation matters, arising in connection with our activities as a banking institution, including with respect to allegations of unfair or deceptive business practices and our role in administering trusts for which we are a trustee alone or with others. We also face legal exposure associated with employment actions, which at times can result in matters against Eastern Bank before the Massachusetts Commission Against Discrimination or the U.S. Equal Employment Opportunity Commission. Actual or threatened legal actions against us include claims for substantial amounts of compensatory damages, claims for intermediate amounts of compensatory damages and claims for punitive damages. Compliance with all applicable laws and regulations involves a significant investment in time and resources. Any new laws or regulations applicable to our business, any changes to existing laws or regulations, or any changes to the interpretations or enforcement of those laws or regulations, may affect our operations and/or financial condition. For additional information, see Note 16, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

In part as a result of the extensive regulation, supervision and examination of our business described elsewhere in this Annual Report on Form 10-K, we are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, public or private censure, increased costs, required remediation, restriction on business activities or other impacts on us.
We contest liability and the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability has been incurred at the date of the Consolidated Financial Statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss as a charge to income.
In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved before liability can be reasonably estimated, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages and by addressing novel or unsettled legal questions relevant to the proceedings in question.
The activities of Eastern Bank, including with respect to disclosures about and implementation of numerous consumer products, are subject to various laws and numerous regulations, including those related to unfair or deceptive acts or practices. If Eastern Bank is found to have violated one or more consumer protection laws, it may be required to pay restitution to certain affected customers in connection with certain of these practices. In addition, Eastern Bank may face formal administrative enforcement actions from their federal and other governmental supervisory agencies, including the assessment of civil monetary penalties and restitution, relating to consumer products, and could also face potential civil litigation. For further information regarding risks related to regulatory actions and litigation, please refer to “Risk Factors—Risks Related to Our Business—Operational risks are inherent in our businesses,” “Risk Factors—Risks Related to Regulations—Our business is highly regulated, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business,” and “Risk Factors—Risks Related to Regulations—We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions” in Part I, Item 1A of this Annual Report on Form 10-K.
Human Capital Management

Diversity, Equity & Inclusion (DE&I)

The Company is deeply committed to having a diverse workforce reflective of the communities we serve, where all feel included and supported. Our strategy is to build and sustain diversity, equity and inclusion (“DE&I”) as a critical aspect of our work and workplace environment, which we believe makes us a better employer, a better provider of services to our customers, a better member of our communities and a better investment for our shareholders.
The Company has long been committed to and recognized as a leader in DE&I, as evidenced by:
•Our diverse Board of Directors. DE&I starts with our diverse Board of Directors, which has long been led by professionals of color (Wendall Knox, Lead Director 2009-2017; Deborah Jackson, Lead Director Jan. 2019 – present). Overall, 50% of our Board of Directors is comprised of women and people of color.
•Our diverse leadership team. Our Management Committee, which runs the Company, is comprised of 12 executives, 40% of whom are women or people of color, including our President, Quincy Miller.
•Our Company was built by women. Our first customer was a woman, and for over 200 years women have played a key role in our Company’s success. Women comprise 67% of our total workforce and 38% are Vice Presidents or hold more senior positions across our divisions.
•Our recognition as a leader in DE&I. We’ve been recognized in 2020 as a “Best Place to Work” for LGBTQ+ equality by the Human Rights Campaign for the eighth consecutive year, and The Wall Street Journal featured Eastern’s work to drive a diverse and inclusive culture in December 2020.
•Our 11 employee resource groups. Each group has an executive sponsor, and serves as a source of support and inclusion for colleagues. The groups also provide guidance to leadership on issues of importance to them. In 2020, our Black Professionals Alliance played a key leadership role in advising executive management in holding a Town Hall dedicated to discussing management’s reflections and action plans in the wake of the murders of George Floyd and Breonna Taylor, among other Black people by law enforcement. The leadership of our Black Professional Alliance also helped develop additional training centered on “Understanding Racism” that continues to be offered to all employees. The employee resource groups reflect the diversity of our workforce and the communities we serve, and include:
◦Asian American Professional Coalition;
◦Black Professional Alliance;
◦Latinos in Action;
◦disAbility Advocacy Alliance;
◦Equality Under the Blue (LGBTQ+);
◦Sustainability Network (environment);
◦Heart of Eastern (volunteerism);
◦Parenting Networking Group;
◦Veterans and Military Families;
◦Women’s Interest Network; and
◦Young Professionals Network.
While we are proud of our long standing commitment to DE&I, we also recognize that we have more work to do to improve DE&I within our Company, particularly at the most senior levels of our organization. Accordingly, the Company is implementing a “Road to Equity” action plan which reflects greater intentionality in increasing DE&I across a number of areas including talent acquisition, retention and development, and supplier diversity. While our Company has been successful in recruiting diverse talent into our organization, we have a richness of gender and ethnic diversity at the junior levels of our Company, but not as much at the more senior levels. In addition, some of our divisions, such as our Retail Division, are incredibly diverse, while other divisions remain predominately comprised of non-diverse colleagues. Senior management at the Company is in the process of setting both qualitative and quantitative goals to help drive an enhanced focus on DE&I, with metrics and dashboards under development to ensure accountability for making progress toward these goals over time. Simply stated, our main goal is to equitably represent like the communities we serve at all levels of our organization, from our branches to the C-suite.
To help drive diverse recruiting, the Company partners with external organizations that develop diverse candidate pipelines and supply diverse talent, regularly reports on diverse hiring to the Board of Directors, and has a talent acquisition team led by and comprised of diverse colleagues. In 2020, we achieved a record diversity hiring of 43 percent across the Company. To further enhance our culture and commitment to DE&I, the Company provides DE&I training across all divisions and employee populations, offering mandatory training on the Company’s DE&I strategy for all employees; middle management training on understanding social identity; and senior management training on organizational change tied to the Road to Equity, with the assistance and leadership of experienced external DE&I professionals. The Company recently formed a DE&I steering committee chaired by the Chief Executive Officer, whose members include executives, leaders of our employee resource groups, and external advisors who are leaders on and experts in DE&I issues to further drive this intentionality. The Board of Directors recently engaged an independent DE&I consultant, reporting directly to the Lead Director, to provide guidance and best practices to further drive our success on the Road to Equity.

Demographics
The tables below depict the Company’s demographics as of December 31, 2020 for our Board of Directors, our Management Committee (which consists of our senior most leaders at the Company), our total workforce, and new hires in 2020 who remained employed as of December 31, 2020:

2020 Board of Directors

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	3	9	0	12	1	2	1	0	0	8	12
Percentage	25.0%	75.0%	—%	100.0%	8.3%	16.7%	8.3%	—%	—%	66.7%	100.0%

2020 Management Committee

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	3	9	0	12	0	2	0	0	0	10	12
Percentage	25.0%	75.0%	—%	100.0%	—%	16.7%	—%	—%	—%	83.3%	100.0%

2020 Total Workforce

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	1,270	613	1	1,884	108	110	172	37	40	1,417	1,884
Percentage	67.4%	32.5%	0.1%	100.0%	5.7%	5.9%	9.1%	2.0%	2.1%	75.2%	100.0%

2020 New Hires (2020 new hires employed as of 12/31/20)

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	124	66	1	191	19	19	27	26	9	91	191
Percentage	64.9%	34.6%	0.5%	100.0%	10.0%	10.0%	14.1%	13.6%	4.7%	47.6%	100.0%

Pay & Benefits
The Company’s compensation and benefits programs are designed to attract, motivate and retain the talent we need to achieve short-term and long-term goals through the implementation of sound compensation principles and policies. For compensation, this includes paying for performance, ensuring equity, fairness and nondiscrimination in pay as well as compensation risk mitigation. To help ensure pay equity, the Company conducts pay equity analyses on an annual basis with the assistance of external advisors. We also seek fairness in total compensation by utilizing market data, conducting internal compensation comparison analyses and engaging expert independent compensation and benefits consulting firms to help us benchmark against industry peers. We believe that we offer an attractive and competitive benefits program that focuses on overall wellness in all areas of life, with a variety of options that allow employees to choose the plans that best meet their needs. Our benefits include: health, dental and vision coverage; paid parental leave and other paid time off; short and long term disability benefits; health and flexible spending accounts; tuition reimbursement; Employee Assistance Program; and wellness programming. We make a considerable commitment to our colleagues’ retirement health by offering a defined pension benefit plan, a 401(k) contribution, and effective in 2020, an employee stock ownership plan ("ESOP") that allocates Company stock to all eligible employees (based on age and hours worked) starting in 2021.
We believe these comprehensive benefits help the Company retain top talent, as evidenced by an average tenure of 11 years, with 41% of our colleagues working for the Company for 10 or more years.
COVID-19 Response
As the Company navigated the challenges of the COVID-19 pandemic in 2020 with essential, customer-facing colleagues, we adopted a “people first” philosophy that we believe has served our Company, colleagues and communities well. As an essential business, we formed a cross-functional pandemic response team to lead pandemic response efforts across the Company. This team is now focused on vaccinations and return to work strategies. We put in place a pandemic remote work policy and securely set up two-thirds of our colleagues to work safely and effectively from home, while enhancing cleaning protocols and safety procedures across our office and branch locations in line with best practices. We also:
•put in place a dedicated Human Resources hotline to help colleagues report exposures, contact trace and obtain support around illness;
•implemented a travel tracker to monitor travel and help ensure compliance with travel restrictions and quarantine requirements;
•increased colleague communications to ensure cultural growth despite a new remote workforce with weekly CEO emails and held a record total of 17 Town Hall meetings in 2020;

•continued to pay employees who could not work due to COVID-19-related health, child or family care needs for the first seven months of the pandemic;
•provided premium pay to frontline colleagues during the height of the pandemic;
•increased paid time off for anyone exposed to or sick with COVID-19, which continues today;
•instituted a one-time, limited carryover of 2020 unused vacation time to offer more flexibility to colleagues to take time off in 2021; and
•offered new wellness resources and programming centered on mental health.
Employee Engagement
We are dedicated to engaging our workforce to better understand how we can improve our culture and workplace In 2020, as a result of a strong desire to support our colleagues through the pandemic, remote work and our transition to a public company, we increased the number of our Town Hall meetings hosted by the CEO. At each meeting we ensured we left ample time for employees to ask questions and engage directly with the CEO and Management Committee members. We held 17 such Town Halls in 2020, a record number for our Company.
We also engage our employees through more formal measures. Annually, we engage an independent third party consultant to conduct an employee engagement survey, and the Company then identifies areas to address based on employee feedback. In 2020, we added questions about the Company’s COVID-19 response and DE&I. Ninety-two percent of employees responded to the survey, with 93% of respondents reporting they are proud to work for our Company. We also conducted internal surveys in 2020 to gauge employee feedback on our COVID-19 response, and utilized a crowd-sourcing application called Hatch to quickly receive feedback from our employees about how we could improve their remote work experience. Additionally, we supported our employees’ commitment to engage with the communities we serve through socially distanced and remote volunteer opportunities. We also redesigned our onboarding and offboarding engagement survey, which is administered through the same third party consultant that manages the annual engagement survey. For onboarding, we now engage with newly hired employees at the 30 day and 90 day mark to understand how they are integrating into the Company and how the Company can improve the onboarding process including new employee training, among other topics. For offboarding, we now survey colleagues to better understand why they left the Company, and enhanced the questions to capture if the colleague chose to leave for reasons related to ethics, our culture, a lack of DE&I and other reasons. We believe that the increased emphasis on employee surveying will provide us with data to improve the overall employee experience at our Company, thereby deepening engagement and retention.
Intellectual Property
We protect our intellectual property rights by applying for and obtaining trademarks and service marks when appropriate. We believe that our name, our marks and our logo have significant value and are important to our operations, and we rely on protection of this intellectual property to maintain our competitive position. We monitor our trademarks and vigorously oppose the infringement of any of our marks as appropriate.

ITEM 1A. RISK FACTORS
We are subject to a number of risks potentially affecting our business, financial condition, results of operations and cash flows. As a company offering banking and other financial services, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include, but are not limited to, credit risk, market risks, liquidity risks, operational risks, model risks, technology, regulatory and legal risks, and strategic and reputational risks. We discuss our principal risk management processes and, in appropriate places, related historical performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.
You should carefully consider the following risk factors that may affect our business, future operating results and financial condition, as well as the other information set forth in this Annual Report on Form 10-K, before making a decision to invest in our common stock. If any of the following risks actually occur, our business, financial condition or results of operations would likely be materially adversely affected. In such case, the trading price of our common stock would likely decline due to any of these risks, and you may lose all or part of your investment. The following risks are not the only risks we face. Additional risks that are not presently known or that we presently deem to be immaterial also could have a material adverse effect on our financial condition, results of operations and business.

Summary of Material Risk Factors
This section summarizes some of the risks potentially affecting our business, financial condition, results of operations and cash flows. These risks and others are discussed in more detail further below in this section. You should consider this summary together with the more detailed information provided below.
The COVID-19 pandemic’s impact on businesses and consumers in our market area has had, and we expect will continue to have, a material adverse effect on our business, financial condition, results of operations and cash flows.
•Since March 2020, when the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic, the COVID-19 pandemic, as well as governmental and private sector responses to it, have had a severe impact in our markets, causing, among other things:
◦closures of many businesses, leading to loss of revenues and above average unemployment, and
◦the imposition of governmental orders initially requiring non-essential businesses to close their facilities and later limiting the number of customers and other personnel permitted on their premises.
•The duration and severity of the COVID-19 pandemic in 2021 and possibly beyond, including the potential for resurgences from time to time, as well as the pace of vaccination programs both within and outside of our market area, and the efficacy of any vaccine against new variants of coronavirus are impossible to predict.
•We expect that the continuation of the adverse economic conditions caused by the COVID-19 pandemic will have a significant adverse effect in 2021 on our business, financial condition, results of operations and cash flows, including by:
◦reducing demand for products and services from our customers, and
◦causing greater than average recognition of credit losses and increases in our allowance for loan losses, especially if our business customers continue to experience reduced demand for their products and services
•Our commercial and small business borrowers operating businesses such as hotels, inns, restaurants and retail stores that depend primarily upon customers patronizing their businesses in person have experienced the most significant adverse effects of the COVID-19 pandemic, and we expect these effects to persist for some or all of 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form10-K for detail on the Company’s lending exposure to industries which management believes have experienced the most adverse effects of the COVID-19 pandemic.
•Although we expect many of our borrowers whose loans we modified in 2020 will be able to make timely loan payments through 2021, we anticipate that some will be not able to do so, and that we will need to begin collection activities. Beginning in March 2020, we modified the terms of loans to our commercial and small business borrowers impacted by the COVID-19 pandemic. These modifications generally allowed customers to temporarily cease making either principal payments or both interest and principal payments. Most of these modifications ended in the third or fourth quarter of 2020. See “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” section of this annual report on Form 10-K for a detailed breakout of our COVID-19-related loan modifications.
•Some negative effects of the COVID-19 pandemic, including the recognition of charge-offs, may be delayed because of the impact of prior and potential future government stimulus actions or payment assistance provided to clients and customers.
•It may be challenging for us to grow our core business while the COVID-19 pandemic continues or if the recovery from the COVID-19 pandemic is slow or erratic.
There are various risks associated with our acquisition growth strategy, any of which could have a material adverse effect on our business.
•We operate in a competitive market and may be unable to successfully identify acquisition opportunities or compete for attractive acquisition targets.
•We may be unsuccessful in realizing the expected benefits of an acquired business, including failure to retain key employees or customers, incurrence of unexpected difficulty or expense in integrating operations, technologies or customers, assumption of significant (and potentially unknown) liabilities, and inexperience with the products and/or geographies offered by the acquired business, all of which could divert our management’s attention away from other business concerns and/or negatively impact our financial results.
Various risks, including risks associated with changes in interest rates, loan losses, cybersecurity and regulatory compliance, are inherent in our business and our industry generally.
•Changes in interest rates can have a material effect on many areas of our business, including on our net interest income, deposit costs, and loan volume and delinquency, and may have an adverse effect on our profitability. The Federal Open Market Committee’s decision to maintain the target range for the federal funds rate between 0.0% and 0.25% to help mitigate the effects of the COVID-19 pandemic has had and will likely continue to have an adverse effect on our operating results.
•The geographic concentration of our loan portfolio and lending activities in eastern Massachusetts and southern and coastal New Hampshire makes us vulnerable to a downturn in our local economy.
•Commercial loans, including those secured by commercial real estate, are generally riskier than other types of loans and constitute a significant portion of our loan and lease portfolio.
•If our allowance for loan losses is insufficient to cover actual loan losses, our earnings and capital could decrease.
•We may be required to increase our allowance for loan losses as a result of our adoption of the new standard for determining the amount of the allowance for loan losses (commonly referred to as the “CECL model”). This new standard will become effective for us beginning January 1, 2022. In addition, our allowance for loan losses for the year ended December 31, 2020 may be difficult to evaluate in comparison to our peers that already have adopted the new standard.
•Replacement of the LIBOR benchmark interest rate may adversely affect our business, financial condition, and results of operations, including by causing us to incur significant expenses in effecting the transition, resulting in reduced loan balances if borrowers do not accept the substitute index or indices, and resulting in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices.
•Technology has lowered barriers to entry in the financial services sector, making it possible for non-banks to offer products and services, such as loans and payment services, that traditionally were banking products, and also making it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions.
•We face continuing and growing security risks to our information databases, including information we maintain relating to our customers, as precautions taken by us and our vendors may not be completely effective to prevent unauthorized access, human error, phishing attacks or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems or those of our vendors.
•We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
•Operational risk and losses can result from internal and external fraud; errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyber-attacks or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties.
•Our business is subject to extensive state and federal regulations, which often limit or restrict our activities and may impose material financial requirements or limitations on the conduct of our business.
•We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
•We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
•We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
•We may be unable to disclose some restrictions or limitations on our operations imposed by our regulators.
•Eastern Insurance Group LLC’s business model, in which it acts as an agent in offering insurance solutions for clients with insurance needs, could become outdated as insurance carriers increasingly offer products directly to consumers.
•To the extent that we acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.
•We intend to adopt one or more new stock-based benefit plans, subject to shareholder approval, which will increase our annual compensation and benefit expenses related to the stock options and stock awards granted to participants under the new stock-based benefit plans.
Certain provisions of our articles of organization, as well as state and federal banking laws, may make our stock a less attractive investment compared to the stock of peer companies.
•Through October 14, 2023, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board and the Massachusetts Commissioner of Banks. If any person exceeds this 10% beneficial ownership threshold, shares in excess of 10% will not be counted as shares entitled to vote through October 14, 2023. After that date, any holder of shares in excess of the 10% threshold will be entitled to cast only one one-hundredth (1/100th) of a vote per share for each share in excess of the 10% threshold.
•Our articles of organization provide that state and federal courts located in Massachusetts will be the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•The market price of our stock value may be negatively affected by applicable regulations that restrict stock repurchases by us through October 14, 2023.

* * *
Risks potentially affecting our business, financial condition, results of operations and cash flows
You should carefully consider the following risk factors that may affect our business, future operating results and financial condition, as well as the other information set forth in this Annual Report on Form 10-K, before making an investment decision regarding our common stock. The following risks are not the only risks we face. Additional risks that are not presently known or that we presently deem to be immaterial also could have a material adverse effect on our financial condition, results of operations and business. Please refer to the note at the beginning of this section for important caveats related to the following risk factors.
Risks Related to the COVID-19 Pandemic and Associated Economic Slowdown

The duration and severity of the COVID-19 pandemic in 2021 and beyond, including the potential for resurgences from time to time, as well as the pace of vaccination programs both within and outside of our market area, and the efficacy of any vaccine against new variants of coronavirus are impossible to predict. The type of coronavirus that causes COVID-19 constantly changes through mutation, and new variants of the virus typically emerge over time. Multiple variants of the virus that causes COVID-19 have been documented in the United States, including within our markets, and globally during this pandemic. The U.S. Center for Disease Prevention and Control (the “CDC”) reports that several of these variants seem to spread more easily and quickly than other variants, and these variants may lead to more cases of COVID-19. An increase in the number of cases will put more strain on health care resources, lead to more hospitalizations, and potentially lead to more deaths. There is also substantial uncertainty regarding the pace of economic recovery and the return of business and consumer confidence if and when the impact of the COVID-19 pandemic lessens. The COVID-19 pandemic, including associated governmental and private sector responses, has had, and we expect will continue to have, a material adverse effect on our business, financial condition, results of operations and cash flows, as discussed below.
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
Our market consists primarily of eastern Massachusetts and southern and coastal New Hampshire. Massachusetts issued an emergency order in March 2020 requiring all businesses and organizations that did not provide certain essential services to close their workplaces and facilities to workers, customers and the public. New Hampshire did not impose similar restrictions. Massachusetts progressively relaxed its restrictions, including limits on the size of indoor and outdoor gatherings in public and private venues and the capacity of business locations, including our branches and office spaces, during the summer of 2020, then tightened the restrictions in the fall of 2020 in response to increasing community transmission of COVID-19. After the winter surge in cases, the state again began moving to relax the restrictions in February 2021. Quarantine requirements for those who tested positive for COVID-19 or were exposed to it, imposed by Massachusetts and New Hampshire, caused staff shortages across our branch footprint, causing us to reduce hours and at times close branches, disrupting service for our customers. We are unable to predict how the governmental and private sector action will evolve in 2021 in response to the COVID-19 pandemic in our market.
Our commercial and small business borrowers that operate businesses such as hotels, inns, restaurants and retail stores that depend primarily upon customers patronizing their businesses in person have experienced the most significant adverse effects of the COVID-19 pandemic, and we expect these effects to continue.
Many individuals, households and businesses have changed their behavior in response to governmental mandates and advisories, sharply restraining commercial and social interactions and, as a consequence, have reduced consumer discretionary spending. Our commercial and small business borrowers that operate businesses such as hotels, inns, restaurants and retail stores that depend primarily upon customers patronizing their businesses in person have experienced the most significant adverse effects as a consequence of reduced commercial and social interactions and discretionary spending, and we expect these effects to persist for some or all of 2021. To the extent such changed customer behavior continues, our commercial and small business borrowers will continue to experience adverse effects to their businesses. We are unable to predict if or when economic activity for those borrowers will revert to the level that existed before the spread of COVID-19 in our region. In addition, our commercial real estate borrowers with properties whose value is tied to customer patronage may experience significant decreases in their property values. See tabular disclosure of “High Risk Industries” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
The COVID-19 pandemic has significantly increased the level of unemployment in our market, and if elevated levels of unemployment continue, the Company may experience greater levels of delinquent loans especially among our consumer and small business loans
The closure in Massachusetts of many workplaces and facilities to workers, customers and the public due to the COVID-19 pandemic has significantly increased the level of unemployment in Massachusetts. For example, the unemployment rate reported by the Department of Labor’s Bureau of Labor Statistics for Massachusetts for May 2020 was 17.4%. Although the level of unemployment in Massachusetts declined to an average of 8.4% for the three-month period ended December 31, 2020, unemployment in Massachusetts continues to far exceed the pre-pandemic level of 2.8% reported from August 2019 through March 2020.

Customary means to collect non-performing assets may be prohibited or impractical during the COVID-19 pandemic, and there is a risk that collateral securing a non-performing asset may deteriorate if we choose not to, or are unable to, foreclose on collateral on a timely basis.
Governments have adopted or may adopt in the future regulations or promulgate executive orders that restrict or limit our ability to take certain actions with respect to delinquent borrowers that we would otherwise take in the ordinary course, such as customary collection and foreclosure procedures. Massachusetts, for example, enacted a law effective April 20, 2020 that temporarily imposed a moratorium on evictions and foreclosures. The law prohibited landlords and lenders from initiating or completing evictions and foreclosures. The law also required lenders to provide forbearance to mortgage borrowers who submit a request affirming that they have experienced a financial impact from the COVID-19 pandemic. Although the Massachusetts moratorium on evictions and foreclosures expired on October 17, 2020, a federal moratorium established by the CDC went into effect January 31, 2021 and was further extended to June 30, 2021. We are unable to predict whether Massachusetts or the CDC will reinstate the same or similar moratoriums after June 30, 2021 because of a resurgence of the COVID-19 pandemic in Massachusetts or the United States, respectively. There is a risk that the collateral securing a nonaccrual loan may deteriorate if we choose not to, or are unable to, foreclose on the collateral on a timely basis during the COVID-19 pandemic. If a large percentage of the collateral securing our nonperforming assets deteriorates, our allowance for loan losses or charges may increase and our financial results may be negatively impacted.
As a result of the dramatic decline in cash flow that many of our commercial and commercial real estate borrowers have experienced and may continue to experience as a result of the COVID-19 pandemic, many of those borrowers have sought and may continue to seek payment deferments on their indebtedness.
The effects of the COVID-19 pandemic in our market area have significantly reduced the cash flow for many of our commercial and commercial real estate borrowers. As a consequence, many of those borrowers have sought and may continue to seek payment deferments on their indebtedness.
Consistent with the public encouragement provided generally by federal and state financial institution regulators after the spread of COVID-19 in the United States, Eastern Bank has attempted to work constructively with borrowers to negotiate loan modifications or forbearance arrangements that reduce or defer the monthly payments due to Eastern Bank. Generally, these modifications are for three to six months and allow customers to temporarily cease making either principal payments or both interest and principal payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information regarding loan modifications for the year ended December 31, 2020. Although we expect many of our borrowers whose loans we modified in 2020 will be able to make timely loan payments through 2021, we anticipate that some will be not able to do so, and we will need to begin collection activities. In addition, some of our borrowers whose loans were previously not modified may seek modifications as they experience the continued impact of the COVID-19 pandemic.
We may experience greater than usual credit costs in the future if the effect of the COVID-19 pandemic in our market continues.
Our provision for loan losses increased to $38.8 million for the year ended December 31, 2020, compared to $6.3 million for the year ended December 31, 2019. The increase in our provision for loan losses, which occurred primarily in the quarter ended June 30, 2020, was driven primarily by our perception of the economic distress being experienced by many of our borrowers due to the COVID-19 pandemic. We may experience additional credit costs in the future if the effect of the COVID-19 pandemic in our market continues.
The Federal Open Market Committee’s decision to maintain the target range for the federal funds rate between 0.0% and 0.25% to help mitigate the effects of the COVID-19 pandemic will likely have an adverse effect on our operating results.
Anticipating the economic impact of the COVID-19 pandemic, the Federal Open Market Committee of the Federal Reserve in March 2020 reduced the target range for the federal funds rate to between 0.00% and 0.25%, compared to the previous target of between 1.00% and 1.25%. The Federal Open Market Committee announced on December 16, 2020 that it had decided to keep the target range for the federal funds rate at 0.00% to 0.25% and that over upcoming months the Federal Reserve will continue to increase its holdings of U.S. Treasury securities and agency mortgage-backed securities in an effort to support the flow of credit to households and businesses.
Changes in interest rates can have a material effect on many areas of our business, including our net interest income and net interest margin. When interest rates on our interest-earning assets decline at a faster pace than interest rates on our interest-bearing liabilities, our net interest income is adversely affected. Our planning for 2021 assumes that the current interest rate environment will remain in effect through December 31, 2021; and interest rates on our interest-earning assets will continue to decline in 2021 at a faster pace than interest rates on our interest-bearing liabilities .

We anticipate the COVID-19 recession will have other adverse effects on our operating results beyond the year ended December 31, 2020.
Other factors likely to have an adverse effect on our operating results include:
•reduced fee income as we waive certain fees for our customers impacted by the COVID-19 pandemic,
•possible constraints on liquidity and capital, due to supporting client activities or regulatory actions,
•potential losses in our investment securities portfolio due to volatility in the financial markets, and
•higher operating costs, increased cybersecurity risks and a potential loss of productivity while we continue to work remotely and must address a higher level of loan modifications, distressed credit management and PPP loan originations.
In addition, because both the COVID-19 pandemic and the associated economic downturn are unprecedented, it may be challenging for management while the COVID-19 pandemic continues to make certain judgments and estimates, such as the current value of commercial real estate collateral, that are material to our Consolidated Financial Statements, given the inherently uncertain operating environment.
Remote work performed by our employees due to the effects of the COVID-19 pandemic may disrupt our operations, which could have a material adverse effect on our business.
As a result of the onset of the COVID-19 pandemic, a substantial majority of our colleagues now perform their work remotely. While we believe that our COVID-19 pandemic response plans and their implementation have helped avoid significant interruptions to our critical services, there can be no assurance that our employees will be able to perform their jobs remotely on an uninterrupted basis, and reliance on such plans could expose our business to other operational risks. For example, while we have taken steps to ensure that our remote-work solutions are reliable and secure, there can be no assurance that these solutions will be used or function as intended, or that they will be completely effective in preventing interruptions in our services or cybersecurity incidents. In addition, there can be no assurance that the third parties that provide and maintain some of these solutions will be able to do so on a sustained and uninterrupted basis. Because we do not control these third parties, we are subject to the limitations, deficiencies, and vulnerabilities of their services, products, and operations. Any compromise, failure, or interruption in the availability of the solutions that support our remote-work operations could directly or indirectly result in cybersecurity incidents, interruptions to our business, and negative effects on our reputation and results of operations.
We may experience additional expense and reputational risk arising out of our origination of PPP loans if one or more companies, individuals or public officials allege that we acted unfairly in connection with PPP lending, including by choosing not to process certain PPP applications or in favoring our customers over other eligible PPP borrowers.
Through December 31, 2020, we originated approximately 8,900 loans to PPP borrowers, representing in the aggregate $1.2 billion of PPP loans, and we are currently participating in the second round of PPP funding. The vast majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of Eastern Wealth Management and Eastern Insurance Group LLC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Outlook and Trends” in this Annual Report on Form 10-K for additional information regarding our PPP loans as of December 31, 2020.
As of the date of this Annual Report on Form 10-K, federal and state officials are investigating how participating PPP lenders process applications and whether certain PPP lenders may have inappropriately or unfairly prioritized certain customers to the detriment of other eligible borrowers. Similarly, there are pending lawsuits against other banks brought by eligible PPP borrowers alleging that various PPP lenders improperly prioritized existing customers when those lenders approved PPP loans. We understand that from time to time federal and state officials have scrutinized how participating PPP lenders have processed applications and whether certain PPP lenders may have inappropriately or unfairly prioritized certain customers to the detriment of other eligible borrowers. Similarly, we understand that lawsuits have been brought against other banks by eligible PPP borrowers alleging that various PPP lenders improperly prioritized existing customers when those lenders approved PPP loans. There can be no assurance that we will not be the target of government scrutiny or that one or more private parties will not bring PPP-related claims against us that are similar to those brought against other banks

An important element of our business strategy is to pursue growth in our core business, and it may be challenging for us to grow our core business while the COVID-19 pandemic and associated economic slowdown continue or if the recovery from the COVID-19 pandemic is slow or erratic.
The COVID-19 pandemic and the associated economic slowdown are unprecedented. We are unable to predict if or when economic activity will revert to the level that existed before the spread of COVID-19 in our region. We also are unable to predict whether our existing and prospective customers will have confidence in assessing when the COVID-19 pandemic will likely abate and the likely pace of any economic recovery. It may be challenging for us to grow our core business while the COVID-19 pandemic continues or if the recovery from the COVID-19 pandemic is slow or erratic. If the continuing effects of the COVID-19 pandemic impede our ability to grow our core business, our return on equity may be less than our peer companies, and the market price of our stock may be adversely affected.
Risks Related to Our Acquisition Strategy
We may be unsuccessful identifying and competing for acquisitions.
We continuously look for acquisition opportunities of banks, financial institutions and insurance agencies that meet our criteria, some of which may be material to our business and financial performance and could involve significant cash expenditures or result in a material increase in the number of shares of our common stock that are outstanding. We face competition from other financial services institutions, some of which may have greater financial resources than us, when considering acquisition opportunities. Accordingly, attractive opportunities may not be available to us, and there can be no assurance that we will be successful in identifying, completing or integrating future acquisitions. We may not be able to acquire other institutions on acceptable terms. The ability to grow may be limited if we are unable to successfully make acquisitions in the future.
To the extent that we acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.
We have acquired and will continue to consider the acquisition of other financial services companies. A significant component of our business strategy is to grow through acquisitions of other financial institutions, including banks and insurance agencies, or business lines as opportunities arise. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:
•Competition with other prospective buyers resulting in our inability to complete an acquisition or in our paying a substantial premium over the fair value of the net assets of the acquired business;
•Inability to obtain regulatory approvals;
•Potential difficulties and/or unexpected expenses relating to the integration of the operations, technologies, products and the key employees of the acquired business, resulting in the diversion of resources from the operation of our existing business;
•Acquisitions of new lines of business may present risks that are different in kind or degree compared to those that we are accustomed to managing, requiring us to implement new or enhance existing procedures and controls and diverting resources from the operation of our existing business;
•Inability to maintain existing customers of the acquired business or to sell the products and services of the acquired business to our existing customers;
•Inability to retain key management of the acquired business;
•Assumption of or potential exposure to significant liabilities of the acquired business, some of which may be unknown or contingent at the time of acquisition, including, without limitation, liabilities for regulatory and compliance issues;
•Exposure to potential asset quality issues of the acquired business;
•Failure to mitigate deposit erosion or loan quality deterioration at the acquired business;
•Potential changes in banking or tax laws or regulations that may affect the acquired business;
•Inability to improve the revenues and profitability or realize the cost savings and synergies expected of the acquired business;
•Potential future impairment of the value of goodwill and intangible assets acquired; and
•Identification of internal control deficiencies of the acquired business.

All of these and other potential risks may serve as a diversion of our management’s attention from other business concerns, and any of these factors could have a material adverse effect on our business. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of our tangible book value and net income per share may occur in connection with any future transaction.
Our acquisitions of assets from insurance agencies may not perform in accordance with our expectations.
Eastern Bank’s subsidiary Eastern Insurance Group, LLC routinely acquires insurance agencies in existing and adjacent markets. We identify potential acquisition targets based on records of their historical, and our projections of their future, revenue performance. These transactions are often structured as asset purchases through which we acquire certain assets and rights of the target, including the target’s business relationships with its own customers, as well as the target’s sales producers, working to ensure both the target’s customers and sales producers remain with Eastern Insurance Group LLC. Several factors could negatively affect the results of this type of acquisition, including, but not limited to: difficulties and delays in integrating the customers or business, or onboarding the sales producers, of the target; our inability to sustain revenue and earnings growth or to fully realize revenue or expense synergies or the other expected benefits of the acquisition; the inability to implement integration plans and other consequences associated with acquisitions; the choice by customers of the target or its sales producers not to keep their respective business relationships with Eastern; and effects of competition in the financial services industry, including competitors’ success in recruiting away the target’s sales producers. We can provide no assurances that the customers or sales producers of any particular acquisition target will join or remain at Eastern.
Risks Related to Our Business and Our Industry Generally
Changes in interest rates may have an adverse effect on our profitability
Net interest income historically has been, and we anticipate that it will remain, a significant component of our total revenue. This is due to the fact that a high percentage of our assets and liabilities have been and will continue to be in the form of interest-bearing or interest-related instruments. Changes in interest rates can have a material effect on many areas of our business, including net interest income, deposit costs, and loan volume and delinquency. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and our earnings would be similarly affected if the interest rates on our interest earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities. The Federal Open Market Committee twice reduced interest rates in March 2020 in response to the disruption of global economic activity due to actions taken to mitigate the spread of COVID-19. On March 3, 2020, the Federal Open Market Committee reduced the target range for the federal funds rate by 50 basis points, to 1.00% to 1.25%, and on March 15, 2020, the Federal Open Market Committee further reduced the target range for the federal funds rate to 0.00% to 0.25%. On December 16, 2020, the Federal Open Market Committee announced that it had decided to keep the target range for the federal funds rate at 0.00% to 0.25%.
Interest rate changes may impact our ability to attract deposits and to generate attractive earnings through our investment portfolio and we are unable to control or predict with certainty changes in market interest rates. Global, national, regional and local economic conditions, the effects of a widespread outbreak of disease pandemics such as COVID-19, competitive pressures and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. Although we have policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability.
If our ongoing assumptions regarding borrower or depositor behavior or overall economic conditions are significantly different than we anticipate, then our risk mitigation may be insufficient to protect against interest rate risk and our net income would be adversely affected.
If our allowance for loan losses is insufficient to cover loan losses, our earnings and capital could decrease.
At December 31, 2020, our allowance for loan losses was $113.0 million, or 1.3% of total loans (excluding PPP loans), compared to $82.3 million, or 0.9% of total loans, at December 31, 2019. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and commercial and commercial real estate peer data and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-

performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.
In addition, our federal and state regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase the allowance by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provision for loan losses or net increase in charge-offs could have a material adverse effect on our financial condition and results of operations.

We may be required to increase our allowance for loan losses as a result of our adoption as of January 1, 2022 of the new accounting standard for determining the amount of the allowance for loan losses.
As we are permitted to do as an emerging growth company, we have elected to postpone the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016–13 (“Measurement of Credit Losses on Financial Instruments”), commonly referred to as the “CECL model.” The new standard will be effective for us beginning January 1, 2022. We are adopting this standard later than our peers, and as a result, our loan loss allowance will be difficult to evaluate in comparison to our peers. The CECL credit loss model will be a significant change from the standard in place today, because it requires the allowance for loan losses to be calculated based on current expected credit losses rather than losses inherent in the portfolio as of a point in time. When adopted, the CECL model may increase our allowance for loan losses, which could materially affect our financial condition and results of operations. The extent of the increase and its impact to our financial condition is under evaluation but will ultimately depend upon the nature and characteristics of our portfolio at the adoption date and the macroeconomic conditions and forecasts at that date. Accordingly, the potential financial impact of our future CECL adoption is currently unknown.
Our loan loss allowance at December 31, 2020, and at the end of the interim quarters in 2021, may be difficult to evaluate in comparison to our peers.
We are adopting the CECL model as of January 1, 2022, which is later than many of our peers that are publicly traded, and therefore, our loan loss allowance at December 31, 2020, and at the end of the interim quarters in 2021, may be difficult to evaluate in comparison to many of those peers.
The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.
We primarily serve individuals, businesses and municipalities located in eastern and central Massachusetts, including the greater Boston metropolitan area, southern New Hampshire, including its coastal region, and northern Rhode Island. At December 31, 2020, approximately $6.8 billion, or 95.8% of our total loans secured by real estate, were secured in this market area. Therefore, our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in this market area. Weaker economic conditions caused by recessions, unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to service their debt obligations and could result in higher loan and lease losses and lower net income for us.
Although there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the greater Boston metropolitan area. This makes us vulnerable to a downturn in the local economy and real estate markets. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.
A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects on our business, including the following:
•A decrease in the demand for, or the availability of, loans and other products and services offered by us;
•A decrease in the value of our loans held for sale or other assets secured by residential or commercial real estate;
•An impairment of certain intangible assets, such as goodwill;
•A decrease in interest income from variable rate loans due to declines in interest rates; and
•An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could result in a higher level of non-performing assets, net charge-offs, provisions for loan losses, and valuation adjustments on loans held for sale.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment, public health crises or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance. In the event of severely adverse business and economic conditions generally or specifically in the principal markets in which we conduct business, there can be no assurance that the federal government and the Federal Reserve Board would intervene. If economic conditions worsen or volatility increases, our business, financial condition and results of operations could be materially adversely affected. For more information about our market area, please see the section of this Annual Report on Form 10-K titled “Business.”
We are a community bank and our ability to manage reputational risk is critical to attracting and maintaining customers, investors and employees and to the success of our business, and the failure to do so may materially adversely affect our performance.
We are a community bank and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area. As a community bank, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or by events beyond our control, our business and operating results may be adversely affected.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, the perception of unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity breaches and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our operating results.
We face continuing and growing security risks to our information data bases, including information we maintain relating to our customers.
We are subject to certain operational risks, including data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure, as well as the systems infrastructures of the vendors we use to meet our data processing and communication needs, are inherently vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems or those of our vendors. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving, and we may not be able to anticipate or prevent all such attacks. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. No matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. A failure or circumvention of our security systems could have a material adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. We are not able to fully protect against these events given the rapid evolution of new vulnerabilities, the complex and distributed nature of our systems, our interdependence on the systems of other companies and the increased sophistication of potential attack vectors and methods against our systems. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, such as enforcement actions and/or the imposition of civil money penalties, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could cause reputational harm, negatively impact customer confidence, undermine our ability to attract and keep customers, and possibly result in regulatory sanctions.
We rely on third-party vendors, which could expose Eastern Bank to additional cybersecurity risks.
Third-party vendors provide key components of our business infrastructure, including certain data processing and information services. On Eastern Bank’s behalf, third parties may transmit confidential, propriety information. Although we require third-party providers to maintain certain levels of information security, such providers may remain vulnerable to operational and technology vulnerabilities, including cyber-attacks, security breaches, unauthorized access, breaches, fraud, phishing attacks, misuse, computer viruses, or other malicious attacks, which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events that may impact our business. Although Eastern Bank may contractually limit liability in connection with attacks against third-party providers, we remain exposed to the risk of loss associated with such vendors. In addition, a number of Eastern Bank’s vendors are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. We cannot predict the costs or time that would be required to find an alternative service provider. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to customers and cause us to incur significant expenses.
Industry competition may adversely affect our degree of success.
Our profitability depends on our ability to compete successfully. We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued industry consolidation. This consolidation may produce larger, better capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. For example, there have been a number of recently completed or announced mergers of financial institutions within our market areas. These mergers, if completed, will allow the merged financial institutions to benefit from cost savings and shared resources.
In our market areas, we face competition from other commercial banks, savings and loan associations, tax-exempt credit unions, financial technology companies (“fintechs”), internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, mortgage companies and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility or lower costs in competing for business.
Our ability to compete successfully depends on a number of additional factors, including customer convenience, quality of service, personal contacts, pricing and range of products. If we are unable to successfully compete for new customers and to retain our current customers, our business, financial condition or results of operations may be adversely affected, perhaps materially. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin and financial performance. In addition, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.
Technology has lowered barriers to entry and made it possible for non-banks to offer products and services, such as loans and payment services, that traditionally were banking products, and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions.
Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for commercial bank or industrial loan company charters or are actively seeking to acquire commercial banks or industrial loan companies. For example, a fintech completed its proposed acquisition of a federal savings association in our market area in 2021, and the FDIC approved in 2020 two federal deposit insurance applications by two proposed industrial loan companies, the first time the FDIC has done so since 2008. The federal and state bank regulatory agencies have demonstrated a willingness to charter non-traditional bank charter applicants, such as fintechs, which increases competition in the industry. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes, such as the recently proposed revisions to the FDIC’s rules on brokered deposits intended to reflect recent technological changes and innovations, may also make it easier for fintechs to partner with banks and offer deposit products. In addition to fintechs, the large technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies, including our competitors, have fewer regulatory constraints, and some have lower cost structures, in part due to lack of physical locations and regulatory compliance costs. Some of these companies also have greater resources to invest in technological improvements than we currently have.
In addition to external competition, the financial services industry, including the banking sector, is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. In addition, new, unexpected technological changes could have a disruptive effect on the way banks offer products and services. We believe our success depends, to a great extent, on our ability to use technology to offer products and services that provide convenience to customers and to create additional efficiencies in our operations. However, we may not be able to, among other things, keep up with the rapid pace of technological changes, effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to compete effectively to attract or retain new business may be impaired, and our business, financial condition or results of operations may be adversely affected.
We may not be able to successfully execute our strategic plan or achieve our performance targets.
An important goal of our strategic plan is expanding our profitable loan and deposit market share through both organic growth and opportunistic strategic transactions. (For a more complete discussion of our strategic plan, please see the section of this Annual Report on Form 10-K titled “Business.”) It is possible that one or more factors, including factors outside of our control, may hinder or prevent us from achieving our growth objectives. Our key assumptions include:
•that we will be able to attract and retain the requisite number of skilled and qualified personnel required to increase our loan origination volume, especially in our commercial banking portfolios. The marketplace for skilled personnel is competitive, which means hiring, training and retaining skilled personnel is costly and challenging and we may not be able to increase the number of our loan professionals sufficiently to achieve our loan origination targets successfully;
•that we will be able to fund asset growth by growing deposits with our overall cost of funds at a rate consistent with our expectations;
•that we will be able to successfully identify and purchase high-quality interest-earning assets that perform over time in accordance with our expectations; and
•that there will be no material change in competitive dynamics, including as a result of our seeking to increase market share. As discussed above, we operate in a highly competitive industry and any change in our ability to retain deposits or attract new customers in line with our current expectations would adversely affect our ability to grow our revenue.
If one or more of our assumptions prove incorrect, we may not be able to successfully execute our strategic plan, we may never achieve our indicative performance targets and any shortfall may be material.
Our business strategy includes projected growth in our core businesses, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our customers’ ability to meet their obligations to us, our ability to attract and retain experienced bankers and insurance agents, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available, or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.
We could fail to attract, retain or motivate highly skilled and qualified personnel, including our senior management, other key employees or members of our Board, which could impair our ability to successfully execute our strategic plan and otherwise adversely affect our business.
A cornerstone of our strategic plan involves retaining as well as hiring highly skilled and qualified personnel. Accordingly, our ability to implement our strategic plan and our future success depends on our ability to attract, retain and motivate highly skilled and qualified personnel, including our senior management and other key employees and directors. Until the COVID-19 pandemic, the marketplace for skilled personnel was becoming more competitive, which meant the cost of hiring, incentivizing and retaining skilled personnel was likely to increase. The rapid and continued increase in unemployment levels caused by COVID-19 has created additional uncertainty with respect to our current and future workforce. The failure to attract or retain, including as a result of an untimely death or illness of key personnel, or ability to replace a sufficient number of appropriately skilled and key personnel, could place us at a significant competitive disadvantage and prevent us from successfully implementing our strategy, which could impair our ability to implement our strategic plan successfully, achieve our performance targets and otherwise have a material adverse effect on our business, financial condition and results of operations.
Limitations on the manner in which regulated financial institutions, such as us, can compensate their officers and employees, including those contained in pending rule proposals implementing requirements of Section 956 of the Dodd-Frank Act, may make it more difficult for such institutions to compete for talent with financial institutions and other companies not subject to these or similar limitations. If we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected, perhaps materially.
The fair value of Eastern Bank’s investments could decline.
Most of Eastern Bank’s investment securities portfolio is designated as available-for-sale. Accordingly, unrealized gains and losses, net of tax, in the estimated fair value of the available-for-sale portfolio is recorded as other comprehensive income, a separate component of shareholders’ equity. The fair value of Eastern Bank’s investment portfolio may decline, causing a corresponding decline in shareholders’ equity. Management believes that several factors will affect the fair values of the investment portfolio, including, but not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve. These and other factors may impact specific categories of the portfolio differently and the effect any of these factors may have on any specific category of the portfolio cannot be predicted.
Many state and local governmental authorities have experienced deterioration of financial condition in recent years due to declining tax revenues, increased demand for services and various other factors. To the extent Eastern Bank has any municipal securities in its portfolio from issuers who are experiencing deterioration of financial condition or who may experience future deterioration of financial condition, the value of such securities may decline and could result in other-than-temporary impairment charges, which could have an adverse effect on Eastern Bank’s financial condition and results of operations. Additionally, a general, industry-wide decline in the fair value of municipal securities could significantly affect Eastern Bank’s financial condition and results of operations.
In addition to the potential decline in fair value due to volatility in the fair value of Eastern Bank’s investments, unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. Under Generally Accepting Accounting Principles (“GAAP”), we are required to review our investment portfolio periodically for the presence of other-than-temporary impairment of our securities, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit-related portion of the reduction in the value recognized as a charge to our earnings. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.
Commercial loans, including those secured by commercial real estate, are generally riskier than other types of loans and constitute a significant portion of our loan and lease portfolio.
Our commercial loan and lease portfolio, including those secured by commercial real estate but excluding PPP, comprised $6.2 billion, or 71.1% of our total loans at December 31, 2020 (excluding PPP loans). Commercial loans generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial and industrial loans is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower’s business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. In addition, as a result of COVID-19, we have put in place a loan modification program which has resulted in a number of commercial customers deferring their loans with us. Even with deferrals, some customers may be unable to repay their loans as agreed after the deferral period is over. Because of the risks associated with commercial loans, and especially as a result of the economic stress in our market due to the COVID-19 pandemic, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations. Further, if we foreclose on commercial collateral, our holding period for the collateral may be longer than for one- to four-family residential real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.
We are subject to environmental liability risk associated with lending activities.
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. At December 31, 2020, $6.8 billion, or 78.2% of our total loans, comprised loans secured by real estate. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If so, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected the property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability, and we may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by credit risks associated with residential property.
At December 31, 2020, one- to four-family residential real estate loans were $2.4 billion, or 27.2% of total loans (excluding PPP loans). One- to four-family residential real estate loans include residential real estate mortgages, home equity loans and lines and investment real estate loans secured by one- to four-family residential properties. At December 31, 2020,$125.8 million of one- to four-family residential real estate loans were part of the commercial loan portfolio. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. As a result of the COVID-19 pandemic, our borrowers with loans secured by one- to four-family residential real estate owners may default in greater numbers than we have experienced in recent years before the COVID-19 pandemic. In addition, the risk of tenant rent strikes or inability to pay rent on time or at all has greatly increased with the increase in the unemployment rate. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, default and losses on our home equity loans, which could have a material adverse effect on our financial condition and results of operations.
A portion of our loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.
We routinely purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to disclose relevant financial information on a timely basis. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2020, we held loan participation interests in commercial and industrial, commercial real estate, commercial construction and business banking loans totaling $1.0 billion.
Changes to and replacement of LIBOR may adversely affect our business, financial condition, and results of operations.
We have certain floating rate loans for which the interest rate is calculated based upon one of various indices commonly known as the London Interbank Offered Rate applicable to loans denominated in U.S. dollars (“USD LIBOR”). We also enter into interest rate swap arrangements with customers that are indexed to USD LIBOR. USD LIBOR is a series of interest rates published on a daily basis for varying lengths of time known as tenors (e.g., 30, 60, 90 days, etc.) and is intended to reflect banks’ average cost of wholesale unsecured borrowing. Each day, a panel of approximately 16 large, internationally active banks submit their estimates of the cost to borrow U.S. dollars for each tenor. The upper and lower quartiles are removed, then the remaining estimates are averaged to determine USD LIBOR on that date for each tenor. In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it plans to phase out of regulatory oversight of USD LIBOR (and other LIBOR indices) by no longer compelling panel banks to submit estimated borrowing costs. The FCA has indicated that it will support the USD LIBOR indices generally only through 2021 and, with respect to certain USD LIBOR indices, only through June 2023, to allow for an orderly transition to alternative reference rates. This announcement indicates that the continuation of USD LIBOR on the current basis cannot and will not be generally guaranteed after 2021 or, with respect to certain USD LIBOR indices, after June 2023. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of USD LIBOR. Similarly, it is not possible to predict whether USD LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to USD LIBOR or what the effect of any such changes in views or alternatives may be on the markets for USD LIBOR-indexed financial instruments.
In June 2017, the Alternative Reference Rates Committee (the “ARRC”) convened by the Federal Reserve Board and Federal Reserve Bank of New York designated the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to USD LIBOR. Because SOFR is a broad U.S. Treasury repo financing rate applicable to overnight secured funding transactions, it differs fundamentally from USD LIBOR, which is an unsecured rate for the various prospective tenors. The Federal Reserve Board has announced that adjustments to SOFR will therefore be required to maintain economic equivalency with USD LIBOR. According to the Federal Reserve Board, these adjustments will be based on the median of the historical differences between LIBOR and SOFR over a 5-year period preceding the transition away from USD LIBOR. SOFR, as adjusted, is not intended to identically match USD LIBOR. The two rates will be calculated based on different data and different methodologies. It is possible therefore that differences between USD LIBOR and SOFR, as adjusted, may result in changes to the mark-to-market value of each affected transaction. At this time, it is not possible to determine if the use of SOFR, as adjusted, will result in yields that are materially different from the existing USD LIBOR-based yields on our loans and interest rate swap arrangements.
Federal banking agencies are encouraging banks to determine appropriate reference rates for lending activities and to begin transitioning loans and other financial instruments away from USD LIBOR without delay. Regulators, industry groups and the ARRC have published recommended fallback language for USD LIBOR-linked financial instruments, identified recommended alternatives for USD LIBOR (e.g., SOFR, as adjusted) and proposed implementation of the recommended alternatives in financial instruments indexed to USD LIBOR. At this time, however, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve and what the effect of their implementation may be on the markets for financial instruments indexed to USD LIBOR. The language in our USD LIBOR-based contracts and financial instruments has developed over time and generally has various events that trigger replacement of USD LIBOR with an alternative index. If a triggering event occurs, contracts and financial instruments may give us discretion to select the substitute index. The implementation of a substitute index for the calculation of interest rates under our loan agreements with our customers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if customers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability of the substitute index to USD LIBOR, which could have an adverse effect on our results of operations. In addition, uncertainty as to the nature of such changes may adversely affect the market for or value of USD LIBOR-based loans, derivatives, investment securities and other financial obligations held by or due to Eastern Bank and could adversely impact our financial condition or results of operations.
Hedging against interest rate exposure may adversely affect our earnings.
We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loan portfolios. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:
•available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought, including, for example, an interest rated based upon adjusted SOFR, as discussed above;
•the duration of the hedge may not match the duration of the related liability;
•the party owing money in the hedging transaction may default on its obligation to pay;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or
•downward adjustments, or “mark-to-market” losses, would reduce our shareholders’ equity.
New lines of business or new products and services may subject us to additional risks.
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.
We may be required to write down goodwill and other acquisition-related identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2020, goodwill and other identifiable intangible assets were $376.5 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2020. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on shareholders’ equity and financial results and may cause a decline in our stock price.
We may need to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be very high.
We are required by our regulators to maintain adequate levels of capital to support our operations, which may result in our need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the Massachusetts Commissioner of Banks, FDIC and/or the Federal Reserve Board, we may be subject to adverse regulatory action.
If we raise capital through the issuance of additional of common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders.

We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we could continue to experience a high level of litigation related to our businesses and operations. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.
Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject us to further judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our revenue. Please see the sections of this Annual Report on Form 10-K titled “Business—Supervision and Regulation,” and “Legal Proceedings” for more information.
Our insurance coverage may be inadequate or expensive.
We are subject to claims in the ordinary course of business. It is not always possible to prevent or detect activities giving rise to claims, and the precautions we take may not be effective in all cases. We maintain an insurance coverage program that provides limited coverage for some, but not all, potential risks and liabilities associated with our business. We may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, certain risks generally are not fully insurable. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.
The loss of deposits or a change in deposit mix could increase our cost of funding and our funding sources may prove insufficient to replace deposits at maturity and support our future growth.
Our funding costs may increase if our deposits decline and we are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products, or if we need to raise interest rates to avoid losing deposits. A reduction in our overall level of deposits would increase the extent to which we may need to rely in the future on other, more expensive sources for funding, including Federal Home Loan Bank advances, which would reduce our net income.
In order for Eastern Bank to maintain sufficient cash flow, we must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered deposits. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and results of operations would be adversely affected.

Deterioration in the performance or financial position of the Federal Home Loan Bank of Boston might restrict the Federal Home Loan Bank of Boston’s ability to meet the funding needs of its members, cause a suspension of its dividend and cause its stock to be determined to be impaired.
Significant components of Eastern Bank’s liquidity needs are met through its access to funding pursuant to its membership in the Federal Home Loan Bank of Boston. The Federal Home Loan Bank of Boston is a cooperative that provides services to its member banking institutions. The primary reason for joining the Federal Home Loan Bank of Boston is to obtain funding. The purchase of stock in the Federal Home Loan Bank of Boston is a requirement for a member to gain access to funding. Any deterioration in the Federal Home Loan Bank of Boston’s performance or financial condition may affect our ability to access funding and/or require us to deem the required investment in Federal Home Loan Bank of Boston stock to be impaired. If we are not able to access funding through the Federal Home Loan Bank of Boston, we may not be able to meet our liquidity needs, or we may need to rely more heavily on more expensive funding sources, either of which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in Federal Home Loan Bank of Boston stock impaired, such action could have a material adverse effect on our results of operations or financial condition.
We may not be able to successfully implement future information technology system enhancements, or such implementations could be delayed materially, which could adversely affect our business operations and profitability.
We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, or such implementations could be delayed materially, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which in turn could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.
Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.
We rely on other companies to provide key components of our business infrastructure.
Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we believe we have selected these third-party vendors carefully, we do not control their actions. We cannot assure that our third-party service providers will be able to continue to provide their services in an efficient, cost effective manner, if at all, or that they will be able to adequately expand their services to meet our needs. Any problems caused by these third-parties, including an interruption in service, or as a result of their not providing us their services for any reason or their performing their services poorly, and our inability to make alternative arrangements in a timely manner, could cause a disruption to our business and could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third-party vendors could also entail significant delay and expense. We cannot predict the costs or time that would be required to find an alternative vendor.
Operational risks are inherent in our businesses.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.
In addition to the necessity of maintaining our enterprise risk management framework, our operations depend on our ability to process a very large number of transactions efficiently and accurately while complying with applicable laws and regulations. Operational risk and losses can result from internal and external fraud; errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyber-attacks or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, it is not possible to be certain that such actions have been or will be effective in controlling each of the operational risks we face. Any weakness in these systems or controls, or any violation or alleged violation of such laws or regulations, could result in increased regulatory supervision, enforcement actions and other disciplinary action, and have an adverse impact on our business, results of operations, reputation and ability to obtain future regulatory approvals, including those necessary to complete mergers or other acquisitions.
Changes in management’s estimates and assumptions may have a material impact on our Consolidated Financial Statements and our financial condition or operating results.
In preparing our Consolidated Financial Statements included in this Annual Report on Form 10-K, and those that will be included in periodic reports that we will file in the future under the Securities Exchange Act of 1934, our management is required to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of our current and future stock-based compensation and retirement plans and pension benefits, our determination of our income tax provision, our evaluation of the adequacy of our allowance for loan losses, our evaluation of our goodwill and other intangibles for impairment, our evaluation of our securities portfolio, our accounting for our derivative instruments, and our estimation of our fair value measurements. Please see the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for more information.
Our internal controls, procedures and policies may fail or be circumvented.
Management regularly reviews and updates our internal controls and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Our shift to a remote working model due to the COVID-19 pandemic has required us to modify some of these controls, which are approved in advance by management and reviewed by the financial reporting internal controls manager and through internal audits. Similar to our other systems of controls, these modifications can provide only reasonable assurances that the objectives of the system are being met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
We maintain a significant investment in projects that generate tax credits, which we may not be able to fully utilize, or, if utilized, may be subject to recapture or restructuring.
As part of Eastern Bank’s community reinvestment initiatives, we invest in qualified affordable housing projects and other tax credit investment projects. Eastern Bank receives low-income housing tax credits, investment tax credits, rehabilitation tax credits and other tax credits as a result of its investments in these limited partnership investments. At December 31, 2020, we maintained investments of approximately $59.8 million in entities for which we receive allocations of tax credits, excluding investments of approximately $3.9 million in qualified zone academy bond investments, which we utilize to offset our income tax liability. We recorded the benefit of $7.4 million in credits for the year ended December 31, 2020. We intend to utilize all tax credits, as of December 31, 2020, to offset income tax liability. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring. Further, we may not be able to utilize any future tax credits. If we are unable to utilize our tax credits or, if our tax credits are subject to recapture or restructuring, it could have a material adverse effect on our business, financial condition and results of operations.
We depend on the accuracy and completeness of information about clients and counterparties.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of such information is incorrect, then the creditworthiness of our customers and counterparties may be misrepresented, which would increase our credit risk and expose us to possible write-downs and losses.

We may not be able to successfully manage our intellectual property and may be subject to infringement claims.
We rely on a combination of owned and licensed trademarks, service marks, trade names, logos and other intellectual property rights. Third parties may challenge, invalidate, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain services or other competitive harm. In addition, certain aspects of our business and our services rely on technologies licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all. The loss or diminution of our intellectual property protection or the inability to obtain third-party intellectual property could harm our business and ability to compete.
We may also be subject to costly litigation in the event our services infringe upon or otherwise violate a third party’s proprietary rights. Third parties may have, or may eventually be granted, intellectual property rights, including trademarks, that could be infringed by our services or other aspects of our business. Third parties have made, and may make, claims of infringement against us with respect to our services or business. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement also might require us to redesign affected services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our services. Any intellectual property related dispute or litigation could have a material adverse effect on our business, financial condition and results of operations.
Our business may be adversely affected by conditions in the financial markets and by economic conditions generally.
Weakness in the U.S. economy is currently adversely affecting, and may continue to adversely affect, our business. A deterioration of business and economic conditions has adversely affected, and could in the future adversely affect the credit quality of our loans, results of operations and financial condition. Increases in loan delinquencies and default rates could adversely impact our loan charge-offs and provision for loan and lease losses. Deterioration or defaults made by issuers of the underlying collateral of our investment securities may cause additional credit-related other-than-temporary impairment charges to our income statement. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
In addition to these specific effects, widespread adverse economic conditions that could affect us include:
•Reduced consumer spending;
•Increased unemployment;
•Lower wage income levels;
•Declines in the market value of residential and commercial real estate;
•Inflation or deflation;
•Fluctuations in the value of the U.S. dollar;
•Volatility in short-term and long-term interest rates (for more information regarding the potential effect of fluctuating interest rates, see “Changes in interest rates may have an adverse effect on our profitability.”); and
•Higher bankruptcy filings.
Climate change, natural disasters, public health crises, geopolitical developments, acts of terrorism and other external events could harm our business.
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a hurricane, earthquake, fire or flood, could have a material adverse impact on our local market area and ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Public health crises, such as pandemics and epidemics, such as the global outbreak of the coronavirus, geopolitical crises, such as terrorism, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, human error or other events outside of our control, could cause disruptions to our business or the United States economy as a whole, and our business and operating results could suffer. The occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Climate change may worsen the severity and impact of future hurricanes, earthquakes, fires, floods and other extreme weather-related events that could cause disruption to our business and operations. Chronic results of climate change such as shifting weather patterns could also cause disruption to our business and operations.
Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting principles that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Additionally, significant changes to accounting standards may require costly technology changes, additional training and personnel, and other expense that will negatively impact our operating results.
The financial weakness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial financial weakness of other financial institutions. Financial services institutions are interconnected as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
Market changes may adversely affect demand for our services and impact results of operations.
Channels for servicing our customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiples product lines. We compete with larger providers who are rapidly evolving their service channels and escalating the costs of evolving the service process. We have a process for evaluating the profitability of our branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.
Changes in the equity markets could materially affect the level of assets under management and the demand for fee-based services.
Economic downturns could affect the volume of revenue from and demand for fee-based services. Revenue from Eastern Bank’s wealth management division depends in large part on the level of assets under management and administration. Market volatility and the potential of such volatility to lead customers to liquidate investments, as well as lower asset values, could reduce the level of assets under management and administration and thereby decrease our investment management revenue.
Conditions in the insurance market could adversely affect our earnings.
Revenue from insurance fees and commissions could be adversely affected by fluctuating premiums in the insurance markets or other factors beyond our control. Other factors that affect insurance revenue are the profitability and growth of our clients, the renewal rate of the current insurance policies, continued development of new product and services as well as access to new markets. Our insurance revenues and profitability may also be adversely affected by new laws and regulatory developments impacting the healthcare and insurance markets. Some of our competitors may not be affected by such new laws and regulatory developments and would therefore not bear related compliance costs, resulting in cost savings that could provide them with a competitive advantage over us.
Eastern Insurance Group LLC’s business model could become outdated as insurance carriers offer products directly to consumers.
Technological advances in the insurance market have increased the number of insurance carriers that work directly with consumers to generate insurance policies. Since Eastern Insurance Group LLC acts solely as an insurance agent and does not originate insurance policies, this shift in business model could result in decreased revenue and could eventually result in the eradication of the insurance agent model altogether. As such, an increase in direct-to-consumer insurance products could result in decreased profitability for Eastern Insurance Group LLC.
Our return on equity may be relatively low for the foreseeable future compared to our publicly traded peer companies. This could negatively affect the trading price of our shares of common stock.
Net income divided by average shareholders’ equity, known as “return on equity,” is a ratio many investors use to compare the performance of financial institutions. Our return on equity may be relatively low compared to our publicly traded peers until we are able to leverage the additional capital we receive from our 2020 IPO. Our return on equity will also be negatively affected by added expenses associated with our employee stock ownership plan and the stock-based benefit plans we intend to adopt in 2021, subject to shareholder approval. Until we can increase our net interest income and non-interest income and leverage the capital raised in the offering, we expect our return on equity to be relatively low for the foreseeable future compared to our publicly traded peer companies. A relatively low return on equity may negatively affect the market price of our shares of common stock.
Rising sea levels projected for the coastal regions of Massachusetts and New Hampshire could adversely affect our business.
We believe that progressively rising sea levels will be an area of risk over time for the coastal regions of Massachusetts and New Hampshire in our market, both as the frequency and severity of extreme weather events increase and as currently inhabited property and land parcels are exposed to episodic flooding and routinely higher tides. As a city, Boston was ranked the world’s eighth most vulnerable to floods among 136 coastal cities by a 2013 study produced by the Organization for Economic Cooperation and Development. According to a 2016 report sponsored in part by the City of Boston, sea levels in Boston, which rose approximately nine inches relative to land during the twentieth century, may rise another eight inches by 2030, and by 2050, the sea level in Boston may be as much as 1.5 feet higher than it was in 2000. The increase in the relative sea level in Boston is expected to result in higher coastal surges during storm events and, when considered with projected increases in precipitation intensities, an increase in stormwater flooding. These effects in Boston and similar conditions elsewhere in our market area may adversely affect the value of commercial and residential properties that secure some of our loans and may adversely affect economic develop in portions of our market area.
Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. Eastern Bank and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to Eastern Bank could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
We are subject to environmental, social and governance risks that could adversely affect our reputation and the trading price of our common stock.
We are subject to a variety of environmental, social and governance risks that arise out of the set of concerns that together comprise what have become commonly known as “ESG matters.” Risks arising from ESG matters may adversely affect, among other things, our reputation and the trading price of our common stock.
As a financial institution with a diverse base of customers, vendors and suppliers, we may face potential negative publicity based on the identity of those we choose to do business with and the public’s (or certain segments of the public’s) view of those customers, vendors and suppliers. This negative publicity may be driven by adverse news coverage in traditional media and may also be spread through the use of social media platforms. If our relationships with our customers, vendors and suppliers were to become the subject of such negative publicity, our ability to attract and retain customers and employees may be negatively impacted and our stock price may also be impacted.
Additionally, many investors now consider how corporations are addressing ESG matters when making investment decisions. For example, certain investors incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of our common stock if investors determine that we do not sufficiently address ESG matters in accordance with their standards or other third-party standards for evaluating ESG matters.
Risks Related to Regulations
Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the monetary and related policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary and related policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond Eastern Bank’s control and the effects of such policies upon our business, financial condition and results of operations cannot be predicted.
Our business is highly regulated, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.
Eastern Bank and Eastern Bankshares, Inc. are subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on stock repurchases and dividend payments. The FDIC and the Massachusetts Commissioner of Banks have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies and their subsidiary banks. These and other restrictions limit the manner in which we and Eastern Bank may conduct business and obtain financing.
Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the section of this Annual Report on Form 10-K titled “Business—Supervision and Regulation” for a discussion of the regulations to which we are subject.
Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
In addition, changes in the legal and regulatory framework under which we operate require us to update our information systems to ensure compliance. Our need to review and evaluate the impact of ongoing rule proposals, final rules and implementation guidance from regulators further complicates the development and implementation of new information systems for our business. Also, our regulators expect us to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the efficiency otherwise resulting from our relationships with third-party technology providers.

President Biden’s future appointees to the independent bank regulatory agencies may adopt new regulatory policies and pursue different bank supervisory priorities. We are unable to predict whether those policies and priorities will have a material adverse effect on our business, financial condition, and results of operations.
We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
We became subject to new capital requirements in 2015. These new standards, which now apply and were fully phased-in as of January 1, 2019, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal and state agencies are responsible for enforcing these federal laws and regulations and comparable state provisions. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
Various federal banking agencies are considering changes to their respective Community Reinvestment Act regulations. We are unable to predict whether any of those changes will be adopted and, if so, whether they will have a material adverse effect on our business.
We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage or restrictions on our business.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act or other laws and regulations could result in fines or sanctions.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

An increase in FDIC insurance assessments could significantly increase our expenses.
The Dodd-Frank Act eliminated the maximum Deposit Insurance Fund ratio of 1.5% of estimated deposits, and the FDIC has established a long-term ratio of 2.0%. On September 30, 2018, the Deposit Insurance Fund reserve ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. The FDIC has the authority to increase assessments in order to maintain the Deposit Insurance Fund ratio at particular levels. In addition, if our regulators issue downgraded ratings of Eastern Bank in connection with their examinations, the FDIC could impose significant additional fees and assessments on us.
We may be unable to disclose some restrictions or limitations on our operations imposed by our regulators.
Bank regulatory agencies have the authority to take supervisory actions that restrict or limit a financial institution’s activities. In some instances, we are not permitted to publicly disclose these actions. In addition, as part of our regular examination process, our and our banking subsidiary’s respective regulators may advise us to operate under various restrictions as a prudential matter. Any such actions or restrictions, if and in whatever manner imposed, could adversely affect our costs and revenues. Moreover, efforts to comply with any such nonpublic supervisory actions or restrictions may require material investments in additional resources and systems, as well as a significant commitment of managerial time and attention. As a result, such supervisory actions or restrictions, if and in whatever manner imposed, could have a material adverse effect on our business and results of operations; and, in certain instances, we may not be able to publicly disclose these matters.
We could be required to act as a “source of strength” to our banking subsidiaries, which would have a material adverse effect on our business, financial condition and results of operations.
Federal Reserve Board policy historically required bank holding companies such as Eastern Bankshares, Inc. to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. This support may be required by the Federal Reserve Board at times when Eastern Bankshares, Inc. might otherwise determine not to provide it or when doing so might not otherwise be in the interests of the shareholders or creditors of Eastern Bankshares, Inc., and may include one or more of the following:
• Any extension of credit from Eastern Bankshares, Inc. to Eastern Bank or any other bank subsidiary that is included in the relevant bank’s capital would be subordinate in right of payment to depositors and certain other indebtedness of such subsidiary banks.
• In the event of a bank holding company’s bankruptcy, any commitment that the bank holding company had been required to make to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
• In certain circumstances if we have two or more bank subsidiaries, one bank subsidiary could be assessed for losses incurred by another bank subsidiary. In addition, in the event of impairment of the capital stock of one of our banking subsidiaries, Eastern Bankshares, Inc., as our banking subsidiary’s shareholder, could be required to pay such deficiency.
Laws and regulations regarding privacy and data protection could have a material impact on our results of operations.
We currently are subject to state and federal rules regarding privacy and data protection, such as the Massachusetts data security law (Standards for the Protection of Personal Information of Residents of the Commonwealth). Our growth and expansion into a variety of new fields may potentially involve new U.S.-based regulatory issues/requirements including, for example, the New York Department of Financial Services Cybersecurity Regulation or the California Consumer Privacy Act (“CCPA”). In addition, one or more members of the European Union (the “EU”) may take the position that we are subject to the EU General Data Protection Regulation (“GDPR”) because some of our customers are or may become residents of EU states while maintaining account relationships with us. The potential costs of compliance with or imposed by new or existing laws and regulations and policies that are applicable to us may affect the use of our products and services and could have a material adverse impact on our results of operations.
Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely affect our financial statements and our operating results.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our deferred tax asset. Local, state or federal tax authorities may interpret laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties or litigation costs that could have a material adverse effect on our operating results.
Our donation to the Eastern Bank Charitable Foundation is not fully tax deductible, which could reduce our profits.
On October 15, 2020, we made a one-time donation of approximately 7.5 million shares of common stock to the Eastern Bank Charitable Foundation having an aggregate market value at that time of $91.3 million. We may not have sufficient profits to be able to fully use the tax deduction from that donation to the Eastern Bank Charitable Foundation. Pursuant to the Internal Revenue Code, an entity is permitted to deduct up to 10% of its taxable income (income before federal income taxes and charitable donations) in any one year for charitable donations. Any donation in excess of the 10% limit may be deducted for federal income tax purposes over each of the five years following the year in which the charitable donation is made. Accordingly, a charitable donation could, if necessary, be deducted over a six-year period. We have determined that a portion of the $91.3 million stock donation to the Eastern Bank Charitable Foundation will not be deductible over the remaining carryover period for federal and state tax purposes and have recorded a $12.0 million valuation allowance. For financial reporting purposes, our ability to deduct this donation depends upon our estimate of future taxable income. To the extent our estimates of future taxable income decline, and therefore the portion of the donation that is estimated to be deductible declines, an increase in the valuation allowance may be necessary, which could reduce our profits.
Due to Section 162(m) of the Internal Revenue Code, we may not be able to deduct all of the compensation of some executives, including executives of companies we may acquire in the future.
Section 162(m) of the Internal Revenue Code generally limits to $1 million annual deductions for compensation paid to “covered employees” of any “publicly held corporation.” A “publicly held corporation” includes any company that issues securities required to be registered under Section 12 of the Securities Exchange Act of 1934 or companies required to file reports under Section 15(d) of the Exchange Act, determined as of the last day of the company’s taxable year. We were a publicly traded company as of December 31, 2020. We expect that the deductibility of compensation to our covered employees will be similarly limited in future years. Pursuant to proposed U.S. Treasury regulations issued on December 20, 2019 clarifying the changes made to Section 162(m) by the Tax Cuts and Jobs Act and the initial guidance provided by the IRS in Notice 2018-68 that was issued in August 2018, the definition of “covered employees” generally includes anyone who served as the principal executive officer (“PEO”) or principal financial officer (“PFO”) at any time during the taxable year; the three highest compensated executive officers (other than the PEO or PFO), determined under SEC rules; and any individual who was a covered employee, including of a “predecessor company,” at any point during a taxable year beginning on or after January 1, 2017, even after the employee terminates employment. We expect that in most if not all cases a publicly traded company that we might acquire in the future will be a “predecessor company.” Accordingly, we expect that the number of our covered employees will increase if Eastern acquires one or more publicly held corporations in the future.
As a result of the foregoing, Section 162(m) limited the deductibility of compensation to our covered employees to $1 million for the year ended December 31, 2020, and assuming no change in applicable law, we expect that we will not be able to deduct all of the compensation paid in future years where Eastern qualifies as a “publicly held corporation.” Losing deductions under Section 162(m) could increase our income taxes and reduce our net income. A reduction in net income could negatively affect the price of Eastern Bankshares, Inc. stock.
Risks Related to Anticipated Stock-Based Benefit Plans
Our stock-based benefit plans have increased and will continue to increase our expenses and reduce our income.
We intend to adopt one or more new stock-based benefit plans, subject to shareholder approval, which will increase our annual compensation and benefit expenses related to the stock options and stock awards granted to participants under the new stock-based benefit plans. The actual amount of these new stock-related compensation and benefit expenses will depend on the number of options and stock awards actually granted under the plans, the fair market value of our stock or options on the date of grant, the vesting period, and other factors which we cannot predict at this time. In the event we adopt stock-based benefit plans on or before October 14, 2021 (i.e., within 12 months following our IPO), the total shares of common stock reserved for issuance pursuant to awards of restricted stock and grants of options under such plans would be limited to 7,470,326 shares and 18,675,815 shares, representing 4% and 10%, respectively, of the total number of shares of our common stock sold in our IPO and donated to the Eastern Bank Charitable Foundation. If we award restricted shares of common stock or grant options in excess of these amounts under stock-based benefit plans adopted after October 14, 2021 our costs would increase further.

In addition, we will recognize compensation expense annually for our employee stock ownership plan when shares are committed to be released to participants’ accounts, and we will recognize compensation expense for restricted stock awards and stock options over the vesting period of awards made to recipients. We anticipate that in 2021, the first full year following our IPO, our incremental compensation expense for shares purchased in our IPO by the ESOP and for any new stock-based benefit plans will significantly increase our overall compensation expense as compared to prior years.
We have not determined when we will adopt one or more new stock-based benefit plans. Stock-based benefit plans adopted after October 14, 2021 (i.e., more than 12 months following the completion of our IPO) may exceed regulatory restrictions on the size of stock-based benefit plans adopted on or before October 14, 2021, which would further increase our costs.
We currently expect that the number of shares available for grants of common stock and stock options under stock-based plans will not exceed 7,470,326 shares and 18,675,815 shares, representing 4% and 10%, respectively, of the total number of shares of our common stock sold in our IPO and donated to the Eastern Bank Charitable Foundation, regardless of when those plans are adopted. If, however, we adopt stock-based benefit plans after October 14, 2021 (i.e., more than 12 months following the completion of our IPO), we would be permitted under applicable regulations to adopt equity plans under which we could grant shares of common stock or stock options exceeding 4% and 10%, respectively, of 186,758,154 shares of common stock sold in our IPO and issued to the Eastern Bank Charitable Foundation. If we adopt stock-based benefit plans that provide for awards in excess of these amounts, our expenses associated with those plans, and dilution to our shareholders, would be greater. Although the implementation of stock-based benefit plans would be subject to shareholder approval, the timing of the implementation of such plans will be at the discretion of our Board of Directors.
The implementation of stock-based benefit plans may dilute your ownership interest. Historically, shareholders have approved these stock-based benefit plans.
One or more new stock-based benefit plans that we adopt may be funded either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund these plans will be subject to many factors, including applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Although our intention is to fund the new stock-based benefit plans through open market purchases, if we instead use newly issued shares of our common stock to fund such a plan, in amounts equal to 18,675,815 option shares and 7,470,326 shares of restricted common stock, representing 10% and 4%, respectively, of the total number of shares of our common stock sold in our IPO and donated to Eastern Bank Charitable Foundation, then our shareholders would experience a 12.28% dilution in ownership interest . In the event we adopt the plans after October 14, 2021 (i.e., more than 12 months following our IPO), new stock-based benefit plans would not be subject to these limitations, and shareholders could experience greater dilution.
Although the implementation of new stock-based benefit plans would be subject to shareholder approval, historically, the overwhelming majority of stock-based benefit plans adopted by banks and their holding companies following mutual-to-stock conversions have been approved by shareholders.
If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely and capable manner, we may be subject to adverse regulatory consequences and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.
We are an emerging growth company for the fiscal year ending December 31, 2020. Accordingly, we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002. We anticipate that we will cease to be an emerging growth company on December 31, 2021, as discussed below.
When Section 404(b) of the Sarbanes-Oxley Act becomes applicable to us, our management will be required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we will file with the SEC on Form 10-K. Our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls. When required, this process will require significant documentation of our policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal control over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.
Risks Related to Our Articles of Organization and State and Federal Banking Laws
Various factors may make takeover attempts more difficult to achieve.
Certain provisions of our articles of organization and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Eastern Bankshares, Inc. without our Board of Directors’ approval. Under regulations applicable to our IPO, no person may acquire beneficial ownership of more than 10% of our common stock before October 15, 2023 without prior approval of the Federal Reserve Board and the Massachusetts Commissioner of Banks. If any person exceeds this 10% beneficial ownership threshold, shares in excess of 10% will not be counted as shares entitled to vote during the three-year period ending October 14, 2023. After that three-year period, the holder of shares in excess of the 10% threshold will be entitled to cast only one one-hundredth (1/100) of a vote per share for each share in excess of the 10% threshold. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company, including shares of our common stock, creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including Eastern Bank, and certain non-bank companies.
There also are provisions in our articles of organization that may be used to delay or block a takeover attempt, including, among others, a provision that prohibits any person from casting a full vote for any shares of common stock exceeding the 10% threshold, as described above, as well as a classified Board of Directors with three-year staggered terms; the prohibition on removal of directors without cause; and the required approval of at least 80% of the voting power of the shares then-outstanding entitled to vote for business combination transactions with interested shareholders. Furthermore, shares of restricted stock and stock options that we may grant to employees and directors, stock ownership by our management and directors, employment agreements and/or change in control agreements that we have entered into with our executive officers and other factors may make it more expensive for companies or persons to acquire control of Eastern Bankshares, Inc. Taken as a whole, these statutory provisions and provisions in our articles of organization could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.
The articles of organization of Eastern Bankshares, Inc. provide that state and federal courts located in Massachusetts will be the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
The articles of organization of Eastern Bankshares, Inc. provide that state and federal courts located in Massachusetts will be the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees. The articles of organization of Eastern Bankshares, Inc. provide that, unless we consent in writing to the selection of an alternative forum, the Business Litigation Session of the Suffolk County Superior Court (the “BLS”) (1) is the sole and exclusive forum for any derivative action or proceeding brought on behalf of Eastern Bankshares, Inc., any action asserting a claim of breach of a fiduciary duty, any action asserting a claim arising pursuant to any provision of Massachusetts corporate law, or any action asserting a claim governed by the internal affairs doctrine, and (2) is a concurrent jurisdiction for any claim arising under the Securities Act of 1933 or the rules and regulations thereunder. The articles of organization also provide that the exclusive forum provision does not apply to any claim for which the federal courts have exclusive jurisdiction, including all suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder. The choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder finds favorable for disputes with us or our directors and officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our articles of organization to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
The market price of our stock value may be negatively affected by applicable regulations that restrict stock repurchases by Eastern Bankshares, Inc.
Applicable regulations restrict us from repurchasing our shares of common stock during the first year following our IPO (i.e., through October 14, 2021) unless extraordinary circumstances exist and impose limitations on our ability to repurchase shares of our common stock through October 14, 2023. Stock repurchases are a capital management tool that can enhance the value of a company’s stock, and our inability to repurchase our shares of common stock through October 14, 2021 and limitations on our ability to repurchase our shares of common stock through October 14, 2023 may negatively affect our stock price.

Risks Related to Our Emerging Growth Company Status
We are an emerging growth company, and because we elect to comply only with the reduced reporting and disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an emerging growth company, and we expect to remain an emerging growth company until December 31, 2021. For as long as we continue to be an emerging growth company, we plan to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of shareholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive if we choose to rely on these exemptions.
As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest to the effectiveness of our internal control over financial reporting. The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. Pursuant to the JOBS Act, we have elected to take advantage of the benefits of this extended transition period for complying with new or revised accounting standards as required when they are adopted for private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.
We anticipate that we will cease to be an emerging growth company on December 31, 2021. Applicable SEC rules specify that we will cease to be an emerging growth company upon the earliest of: (1) December 31, 2026; (2) the first fiscal year after our annual gross revenues are $1.07 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) as of December 31 in any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of June 30 of that fiscal year. Our current market capitalization exceeds $700 million. Once we cease to be an emerging growth company, we will not be entitled to the exemptions provided in the JOBS Act discussed above.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
At December 31, 2020, we conducted our banking business through our corporate headquarters in Boston, Massachusetts and 89 branch offices located in eastern Massachusetts and southern New Hampshire. In addition, Eastern Bank occupies two administrative/operational offices, in Lynn and Brockton, Massachusetts. Eastern Insurance Group LLC operates through 25 non-branch offices in eastern Massachusetts, one office in Keene, New Hampshire, and one office in Providence, Rhode Island. At December 31, 2020, we leased 98 of our offices, and the total net book value of our land, buildings, furniture, fixtures and equipment was $49.4 million.
ITEM 3. LEGAL PROCEEDINGS
We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see “Business—Legal and Regulatory Proceedings” in Part I, Item 1 of this Annual Report on Form 10-K.
As of the date of this Annual Report on Form 10-K, we are not involved in any pending legal proceeding as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and we are not involved in any legal proceeding the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Eastern Bankshares, Inc.’s common stock trades on the Nasdaq Global Select Market under the symbol EBC. As of March 9, 2021, there were 9,135 common shareholders of record based on information provided by our transfer agent. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company's common stock from October 15, 2020 to December 31, 2020 to the cumulative total return of the OMX NASDAQ Bank Index and the Russell 2000 Index. The lines in the graph and the numbers in the table below represent monthly index levels derived from the compounded daily returns that include reinvestment or retention of all dividends. If the monthly interval, based on the last day of a month, was not a trading day, the preceding trading day was used. The index value for all of the series was set to $100.00 on October 15, 2020 (which assumes that $100.00 was invested in each of the series on October 15, 2020).
The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing. The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omission in such information.
Source: Zacks Investment Research, Inc. © 1980-2021

The Company did not repurchase any of its common stock in 2020. Applicable regulations prohibit us from repurchasing shares of our common stock through October 14, 2021 and further limit our ability to repurchase shares of our common stock through October 14, 2023.
Dividends
On January 28, 2021, we announced the initiation of a quarterly cash dividend of $0.06 per share. We intend to pay regular cash dividends to shareholders of our common stock; however, any future determination to declare and pay cash dividends, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, business prospects, general business or financial market conditions, regulatory environment and other factors our Board of Directors may deem relevant. To the extent dividends from Eastern Bank will be a source of cash used by the Company to pay its dividends, dividends from the Bank will be dependent on the Bank’s future earnings, capital requirements, and financial condition.
Use of Proceeds from our IPO
We completed our IPO on October 14, 2020, when we sold 179,287,828 shares of our common stock, $0.01 par value per share, for $10.00 per share or an aggregate price of $1,792,878,000. We registered with the SEC the offer and sale of our common stock in our IPO on our Registration Statement on Form S-1 (Registration No. 333-239251), which the SEC declared effective on August 11, 2020. We registered a total of 210,084,636 shares of common stock, which included the 7,470,326 shares of common stock that we donated to the Eastern Bank Charitable Foundation promptly following the completion of the IPO. We do not intend to issue any of the remaining 23,326,482 shares that we registered for the IPO. Prior to the completion of the IPO, we had no shareholders, and consequently no shareholders sold shares of our common stock in the IPO.
Our principal offering expense in the IPO were underwriting fees paid to Keefe, Bruyette & Woods, Inc., which we engaged to be our selling agent to assist us in selling the shares on a “best efforts” basis in the IPO, and to J.P. Morgan Securities LLC, which we engaged as our capital markets advisor. The following table reflects our expenses incurred in connection with our IPO:

Underwriting fees	$16,766,937
Legal, audit and accounting services	$5,786,847
Printing, postage and mailing	$3,940,916
Filing fees	$1,848,690
Other	$556,055
Total offering expenses	$28,899,445
We did not pay any offering expenses, directly or indirectly, to any of our directors or officers, or to any of their associates, to any person owning 5% or more of our common stock, or to any entity that is an affiliate of ours.
After deducting expenses related to the IPO totaling $28.9 million, our net proceeds from the IPO totaled $1.76 billion. From those net proceeds, we contributed $882.0 million to Eastern Bank, representing 50% of our net proceeds, and loaned $149.4 million to our ESOP, enabling the ESOP to purchase 14,940,652 shares of our common stock in the IPO. Eastern Bankshares, Inc. has invested the remaining net proceeds in various investment securities and liquid assets, including U.S. Agency securities, government-sponsored residential mortgage-backed securities and government-sponsored commercial mortgage-backed securities. Eastern Bankshares, Inc. and Eastern Bank, respectively, generally intend that over time the net proceeds from the IPO will be used for the range of possible purposes specified in our IPO prospectus, dated August 11, 2020, under the caption “How We Intend to Use the Proceeds From the Offering.”
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The ESOP purchased 14,940,652 shares of our common stock in the IPO at the subscription price of $10.00 per share. Consistent with the disclosure in our prospectus dated August 11, 2020, the ESOP shares represent 8% of the sum of the shares of common stock sold in our IPO plus the number of shares we donated to the Eastern Bank Charitable Foundation. The ESOP’s decision to purchase shares in our IPO was made by its trustee, which at that time, was a committee comprised of Eastern Bank executives, acting in its fiduciary capacity with respect to the ESOP.

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial and other data of the Company set forth below should be read in conjunction with more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Financial Position Data:
Total assets	$15,964,190	$11,628,775	$11,378,287	$10,873,073	$9,801,109
Cash and cash equivalents (1)	2,054,070	362,602	259,708	311,153	104,750
Trading securities	—	961	52,899	46,791	51,663
Securities available for sale	3,183,861	1,508,236	1,455,898	1,504,810	1,207,596
Loans, net of allowance for loan losses and unamortized premiums, net of unearned discounts and deferred fees	9,593,958	8,899,184	8,774,913	8,153,986	7,635,838
Federal Home Loan Bank stock, at cost	8,805	9,027	17,959	24,270	15,342
Goodwill and other intangibles, net	376,534	377,734	381,276	373,042	362,980
Total liabilities	12,536,138	10,028,622	9,945,146	9,542,559	8,546,182
Total deposits	12,155,784	9,551,392	9,399,493	8,815,452	8,188,950
Total borrowings	28,049	235,395	334,287	526,505	154,331
Total equity	3,428,052	1,600,153	1,433,141	1,330,514	1,254,927
Non-performing loans	43,252	43,775	26,591	18,645	22,787
Non-performing assets	43,252	43,775	26,626	18,680	37,274
(1)Increase in 2020 is partially due to proceeds received from investors in our IPO.

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Operating Data:
Interest and dividend income	$413,328	$445,017	$415,166	$345,406	$299,194
Interest expense	12,077	33,753	25,122	6,892	5,620
Net interest income	401,251	411,264	390,044	338,514	293,574
Provision for loan losses	38,800	6,300	15,100	5,800	7,900
Net interest income after provision for loan losses	362,451	404,964	374,944	332,714	285,674
Noninterest income	178,373	182,299	180,595	197,727	169,128
Noninterest expense	504,923	412,684	397,928	389,413	367,643
Income before income taxes	35,901	174,579	157,611	141,028	87,159
Provision for income taxes	13,163	39,481	34,884	54,331	24,445
Net income	$22,738	$135,098	$122,727	$86,697	$62,714

	As of and for the Year Ended December 31,
	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets (1)	0.16%	1.18%	1.10%	0.83%	0.63%
Return on average equity (2)	1.11%	8.75%	9.02%	6.62%	5.06%
Interest rate spread (FTE) (3)	3.11%	3.74%	3.68%	3.59%	3.28%
Net interest margin (FTE) (4)	3.19%	3.96%	3.84%	3.65%	3.33%
Noninterest expenses to average assets	3.64%	3.62%	3.57%	3.75%	3.71%
Efficiency ratio (5)	87.11%	69.53%	69.73%	72.62%	79.46%
Average interest-earning assets to average interest-bearing liabilities	184.06%	167.46%	167.29%	174.98%	174.87%
Capital Ratios:
Average equity to average assets	14.72%	13.53%	12.22%	12.60%	12.51%
Total capital to risk weighted assets	29.61%	13.56%	12.41%	12.04%	11.63%
Tier 1 capital to risk weighted assets	28.46%	12.66%	11.51%	11.15%	10.76%
Common equity tier 1 capital to risk weighted assets	28.46%	12.66%	11.51%	11.15%	10.76%
Tier 1 capital to average assets	19.53%	11.47%	10.39%	9.85%	9.87%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.16%	0.92%	0.91%	0.90%	0.91%
Allowance for loan losses as a percentage of non-performing loans	261.33%	188.00%	303.32%	397.48%	308.02%
Net charge-offs (recoveries) to average outstanding loans during the period	0.08%	0.05%	0.10%	0.02%	0.04%
Non-performing loans as a percentage of total loans	0.45%	0.49%	0.30%	0.23%	0.30%
Non-performing loans as a percentage of total assets	0.27%	0.38%	0.23%	0.17%	0.23%
Total non-performing assets as a percentage of total assets	0.27%	0.38%	0.23%	0.17%	0.38%
(1)Represents net income divided by average total assets.
(2)Represents net income divided by average equity.
(3)Represents the difference between average yield on average interest-earning assets and the average cost of interest-bearing liabilities for the periods on a fully tax-equivalent (“FTE”) basis.
(4)Represents net interest income as a percentage of average interest-earning assets adjusted on an FTE basis.
(5)Represents noninterest expenses divided by the sum of net interest income and noninterest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including, but not limited to, those discussed under Part I, Item 1A, "Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $16.0 billion and $11.6 billion at December 31, 2020 and 2019, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business, which contributed $495.0 million, which is 83.7%, of our total income for the year ended December 31, 2020, and our insurance agency business, which contributed $96.7 million, which is 16.3%, of our total income for the year ended December 31, 2020. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division. Our insurance agency business consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients. See the section of this Annual Report on Form 10-K titled “Business” for further discussion of our banking business and insurance agency business.
Net income for the year ended December 31, 2020 computed in accordance with GAAP was $22.7 million, as compared to $135.1 million for the year ended December 31, 2019. Net income for years ended December 31, 2020 and 2019 included items that our management considers noncore, which are excluded for purposes of assessing operating earnings. Net operating earnings, a non-GAAP financial measure, for year ended December 31, 2020 was $102.1 million compared to net operating earnings of $129.7 million for year ended December 31, 2019, representing a 21.3% decrease. This decrease was largely driven by an increase in the provision for credit losses and a decrease in net interest income, both of which are attributed to the impact of the COVID-19 pandemic. See “Non-GAAP Financial Measures” below for a reconciliation of net operating earnings to GAAP net income.
Outlook and Trends
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
Our Borrowers. In light of the COVID-19 pandemic, we temporarily modified our practices with respect to the collection of delinquent loans to assist our customers during this difficult economic time, and during the year ended December 31, 2020 we originated $1.2 billion of Paycheck Protection Program ("PPP") loans, $1.0 billion of which remained outstanding at December 31, 2020.
•For our retail customers, we temporarily suspended all collection of overdue payments beginning March 16, 2020, including residential property foreclosure and related property sales. We resumed collection activities with respect to delinquent consumer loans beginning in late July 2020.

•Through December 31, 2020, the balance of loans that had received a COVID-19 modification was $1.0 billion, of which approximately 48% were for full payment deferrals (both interest and principal) and 52% were for deferral of only principal payments, and included $616.6 million of commercial real estate loans, including construction loans, $132.9 million of commercial and industrial loans, $133.4 million of business banking loans, $102.8 million of residential real estate loans and $28.7 million of consumer loans, including home equity loans. Most of these deferrals ended in the third or fourth quarter of the year ended December 31, 2020, and $703.1 million of these loans have resumed payments and were not 30 days or more past due at December 31, 2020. The loans remaining in a modified status as of December 31, 2020 compared to total modifications executed through September 30, 2020 are presented by portfolio below. These modifications met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed troubled debt restructurings ("TDRs").

	Total COVID-19 Modifications as of September 30, 2020		Remaining COVID-19 Modifications as of December 31, 2020 (1)
	Total Modifications	% of Total Portfolio Balance	Remaining Modifications	% of Total Portfolio Balance
	(In thousands)
Commercial and industrial	$142,318	6.5%	$34,076	1.7%
Commercial real estate	574,785	15.9%	231,794	6.5%
Commercial construction	13,330	4.5%	10,987	3.6%
Business banking	112,765	9.0%	23,434	1.7%
Residential real estate	101,556	7.4%	26,772	2.0%
Consumer home equity	19,796	2.2%	3,432	0.4%
Other consumer	9,480	3.1%	2,187	0.8%
Total	$974,030	9.8%	$332,682	3.4%
(1)Remaining COVID-19 modifications reflect only those loans which underwent a modification and have not yet resumed payment. We define a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due.

•As of the date of this Annual Report on Form 10-K, we are unable to reasonably estimate the aggregate amount of loans that will likely become delinquent after the respective deferral period. The following table shows certain data, as of December 31, 2020, related to loans to our borrowers in the industry categories that we believe will likely experience the most adverse effects of the COVID-19 pandemic. Loans included in the table that had been modified as of December 31, 2020 represented approximately 3.4% of our aggregate outstanding loan balances to all borrowers in those categories as of December 31, 2020.

	Loan Balance	Percentage (%)	COVID-19 Modification % (1)
	(Dollars in thousands)
High Risk Industries
Retail (2)	$496,358	5.1%	2.1%
Restaurants	197,388	2.0%	12.7%
Hotels	178,696	1.8%	51.4%
Construction contractors financing	89,466	0.9%	1.0%
Auto dealerships	79,486	0.8%	—%
Other high risk	85,132	0.9%	2.7%
All impacted industries total	1,126,526	11.5%	11.6%
Remaining commercial and business banking	6,086,992	62.6%	2.8%
Total commercial and business banking	7,213,518	74.1%	4.2%
All other loans	2,517,007	25.9%	1.3%
Total	$9,730,525	100.0%	3.4%
(1)The percentage of loans in each category, calculated as a percentage of aggregate outstanding loan balances for each such category as of December 31, 2020, that we modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020.
(2)The retail segment includes all retail commercial real estate loans and non-essential commercial and industrial retail loans.
•As of December 31, 2020, we concluded the first round of originations of PPP loans under the CARES Act. We disbursed $1.2 billion of loans to approximately 8,900 borrowers under the PPP of the CARES Act during the year ended December 31, 2020, $1.0 billion of which was outstanding at December 31, 2020. The vast majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of Eastern Wealth Management and Eastern Insurance Group LLC. We anticipate that the vast majority of our remaining PPP exposure will be forgiven in the year ending December 31, 2021. $28.8 million of our PPP exposure at December 31, 2020 had a maturity of five years; all of our other PPP loans outstanding at December 31, 2020 have a maturity of two years.
•Through December 31, 2020, we received approximately $37.1 million of PPP loan origination fees from the SBA. We also deferred certain origination costs, totaling $4.6 million, related to PPP loans. Our net PPP fee accretion (fee accretion less cost amortization) for the year ended December 31, 2020 totaled $13.9 million.
•As of the date of this Annual Report on Form 10-K, we have commenced PPP lending under the latest government stimulus package.
The following table shows certain data related to our remaining PPP loans as of December 31, 2020:

Loan Size	Loan Balance	Number of Loans	Fee Received
	(Dollars in thousands)
$0 to $50 thousand	$97,377	5,469	$5,329
$50 thousand to $150 thousand	143,422	1,670	7,211
$150 thousand to $1 million	370,514	1,062	14,229
$1 million to $2 million	165,055	118	4,924
$2 million to $5 million	177,749	59	1,754
Over $5 million	72,000	12	720
Total	$1,026,117	8,390	$34,167

Our Operating Results. The COVID-19 pandemic has had a significant impact on our operating results for the year ended December 31, 2020, and we believe it will continue to have a significant impact during the year ending December 31, 2021.
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
•Our loan loss provision for the year ended December 31, 2020 was $38.8 million compared to $6.3 million for the year ended December 31, 2019. We expect our loan loss provision to continue to be elevated until the economy has recovered from the COVID-19 pandemic. The economic uncertainties caused by the COVID-19 pandemic are significant, and the timing and pace of the economic recovery both locally and nationally will determine the severity and timing of our future loan losses.
Non-GAAP Financial Measures
We present certain non-GAAP financial measures, which management uses to evaluate our performance, and which exclude the effects of certain transactions, non-cash items and GAAP adjustments that we believe are unrelated to our core business and are therefore not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core businesses as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding GAAP financial measures.
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present net operating earnings, noninterest income on an operating basis, noninterest expense on an operating basis, total operating income, net operating earnings per share, and the efficiency ratio on an operating basis, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) expenses indirectly associated with our IPO, (vii) other real estate owned gains, (viii) merger and acquisition expenses, and (ix) the stock donation to the Eastern Bank Charitable Foundation in connection with our mutual-to-stock conversion and IPO.
We also present tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, each of which excludes the impact of goodwill and other intangible assets, as we believe these financial measures provide investors with the ability to further assess our performance, identify trends in our core business and provide a comparison of our capital adequacy to other companies. We have included the tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.
Our non-GAAP financial measures should not be considered as an alternative or substitute to GAAP net income, or as an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. An item which we consider to be non-core and exclude when computing these non-GAAP financial measures can be of substantial importance to our results for any particular period. In addition, our methodology for calculating non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar performance measures and, accordingly, our reported non-GAAP financial measures may not be comparable to the same or similar performance measures reported by other companies.

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure.

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Net income (GAAP)	$22,738	$135,098	$122,727
Non-GAAP adjustments:
Add:
Noninterest income components:
(Income) loss from investments held in rabbi trusts	(10,337)	(9,866)	1,542
(Gain) loss on sales of securities available for sale, net	(288)	(2,016)	(50)
(Gain) loss on sale of other assets	20	15	(1,989)
Noninterest expense components:
Rabbi trust employee benefit expense (income)	4,789	4,604	(847)
Impairment charge on tax credit investments	10,779	—	—
Indirect IPO costs (1)	1,199	—	—
(Gain) on sale of other real estate owned	(606)	—	—
Merger and acquisition expenses	90	—	244
Stock donation to the Eastern Bank Charitable Foundation	91,287	—	—
Total impact of non-GAAP adjustments	96,933	(7,263)	(1,100)
Less net tax benefit (expense) associated with non-GAAP adjustment (2)	17,537	(1,861)	(169)
Non-GAAP adjustments, net of tax	$79,396	$(5,402)	$(931)
Net operating earnings (non-GAAP)	$102,134	$129,696	$121,796

Weighted average common shares outstanding during the period:
Basic	171,812,535	—	—
Diluted	171,812,535	—	—

(Loss) earnings per share, basic	$0.13	n.a.	n.a.
(Loss) earnings per share, diluted	$0.13	n.a.	n.a.

Net operating earnings per share, basic (non-GAAP)	$0.59	n.a.	n.a.
Net operating earnings per share, diluted (non-GAAP)	$0.59	n.a.	n.a.
(1)Reflects costs associated with the IPO that are indirectly related to the IPO and were not recorded as a reduction of capital.
(2)The net tax (expense) benefit associated with these items is determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income.

The following table summarizes the impact of non-core items with respect to our total income, noninterest income, noninterest expense and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018	2017	2016

Net interest income (GAAP)	$401,251	$411,264	$390,044	$338,514	$293,574
Add:
Tax-equivalent adjustment (non-GAAP)	5,472	5,254	5,696	10,607	8,271
Net interest income (non-GAAP)	406,723	416,518	395,740	349,121	301,845
Noninterest income (GAAP)	178,373	182,299	180,595	197,727	169,128
Less:
Gain (loss) from investments held in rabbi trusts	10,337	9,866	(1,542)	6,587	2,161
Gain on sales of securities available for sale, net	288	2,016	50	11,356	261
(Loss) gain on sale of other assets	(20)	(15)	1,989	6,075	2,698
Noninterest income on an operating basis (non-GAAP)	167,768	170,432	180,098	173,709	164,008
Noninterest expense (GAAP)	$504,923	$412,684	$397,928	$389,413	$367,643
Less:
Rabbi trust benefit expense (income)	4,789	4,604	(847)	2,888	965
Merger and acquisition expenses	90	—	244	149	149
Impairment charge on tax credit investments	10,779	—	—	—	—
Indirect IPO costs (1)	1,199	—	—	—	—
Stock donation to the Eastern Bank Charitable Foundation	91,287	—	—	—	—
Plus:
Gain on sale of other real estate owned	606	—	—	—	—
Noninterest expense on an operating basis (non-GAAP)	$397,385	$408,080	$398,531	$386,376	$366,529
Total income (GAAP)	$579,624	$593,563	$570,639	$536,241	$462,702
Total operating income (non-GAAP)	$574,491	$586,950	$575,838	$522,830	$465,853
Ratios
Efficiency ratio (GAAP)	87.11%	69.53%	69.73%	72.62%	79.46%
Efficiency ratio on an operating basis (non-GAAP)	69.17%	69.53%	69.21%	73.90%	78.68%

(1)Reflects costs associated with the IPO that are indirectly related to the IPO and were not recorded as a reduction of capital.

The following table summarizes the calculation of our tangible shareholders' equity, tangible assets, the ratio of tangible shareholders' equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Tangible shareholders' equity:
Total shareholders' equity (GAAP)	$3,428,052	$1,600,153	$1,433,141	$1,330,514	$1,254,927
Less: Goodwill and other intangibles	376,534	377,734	381,276	373,042	362,980
Tangible shareholders' equity (Non-GAAP)	3,051,518	1,222,419	1,051,865	957,472	891,947
Tangible assets:
Total assets (GAAP)	15,964,190	11,628,775	11,372,287	10,873,073	9,801,109
Less: Goodwill and other intangibles	376,534	377,734	381,276	373,042	362,980
Tangible assets (Non-GAAP)	$15,587,656	$11,251,041	$10,991,011	$10,500,031	$9,438,129
Shareholders' equity to assets ratio (GAAP)	21.5%	13.8%	12.6%	12.2%	12.8%
Tangible shareholders' equity to tangible assets ratio (Non-GAAP)	19.6%	10.9%	9.6%	9.1%	9.5%
Book value per share:
Common shares issued and outstanding	186,758,154	—	—	—	—
Book value per share (GAAP)	$18.36	$—	$—	$—	$—
Tangible book value per share (Non-GAAP)	$16.34	$—	$—	$—	$—
Financial Position
Summary of Financial Position

	As of December 31,		Change
	2020	2019	Amount ($)	Percentage (%)
		(Dollars in thousands)
Cash and cash equivalents	$2,054,070	$362,602	$1,691,468	466.5%
Securities available for sale	3,183,861	1,508,236	1,675,625	111.1%
Loans, net of allowance for credit losses	9,593,958	8,899,184	694,774	7.8%
Federal Home Loan Bank stock	8,805	9,027	(222)	(2.5)%
Goodwill and other intangible assets	376,534	377,734	(1,200)	(0.3)%
Deposits	12,155,784	9,551,392	2,604,392	27.3%
Borrowed funds	28,049	235,395	(207,346)	(88.1)%
Cash and cash equivalents
Total cash and cash equivalents increased by $1.7 billion, or 466.5%, to $2.1 billion at December 31, 2020 from $362.6 million at December 31, 2019. This increase was primarily due to proceeds received from investors in our IPO, as well as customer deposit growth, which exceeded our funding needs for new lending activities.

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
U.S. government securities: At December 31, 2020 our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. At December 31, 2019, our U.S. government securities consisted solely of U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank, and the Federal Farm Credit Bureau.
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
The Risk Management Committee of our Board of Directors is responsible for approving and overseeing our investment policy, which it reviews at least annually. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and market risk considerations.
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of December 31,
	2020	2019
	(In thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$2,148,800	$1,167,968
Government-sponsored commercial mortgage-backed securities	17,081	—
U.S. Agency bonds	666,709	—
U.S. Treasury securities	70,369	50,420
State and municipal bonds and obligations	280,902	283,538
Qualified zone academy bond	—	6,310
Trading securities:
Municipal bonds and obligations	—	961
Total	$3,183,861	$1,509,197
Our securities portfolio has increased year-to-date. Available for sale securities increased $1.7 billion, or 111.1%, to $3.2 billion at December 31, 2020 from $1.5 billion at December 31, 2019. This increase is due to investment purchases, as well as an increase in unrealized gains during the year ended December 31, 2020. Trading securities totaled $1.0 million at December 31, 2019, and all securities have matured as of December 31, 2020.
We did not have held-to-maturity investments at December 31, 2020 and 2019.

A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $280.9 million at December 31, 2020 compared to $283.5 million at December 31, 2019. Investments in state tax-exempt securities totaled $70.9 million at December 31, 2020 compared to $0 at December 31, 2019.
Our available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. As of December 31, 2020 and 2019, we had $0 and $6.3 million, respectively, of securities categorized as level 3 within the fair value hierarchy.
Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.
The following tables show contractual maturities of our available for sale securities and weighted average yields at December 31, 2020 and 2019. Weighted average yields in the table below have been calculated based on the amortized cost of the security:
Securities Portfolio, Amounts Maturing

	Securities Maturing as of December 31, 2020
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
	(Dollars in thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$48,925	$100,278	$1,999,597	$2,148,800
Government-sponsored commercial mortgage-backed securities	—	—	17,081	—	17,081
U.S. Agency bonds	—	99,834	566,875	—	666,709
U.S. Treasury securities	50,251	20,118	—	—	70,369
State and municipal bonds and obligations	408	21,431	79,635	179,428	280,902
Total	$50,659	$190,308	$763,869	$2,179,025	$3,183,861
Weighted-average yield	2.05%	1.34%	1.15%	1.50%	1.41%

	Securities Maturing as of December 31, 2019
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
	(Dollars in thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$8,464	$203,706	$955,798	$1,167,968
U.S. Treasury securities	40	50,380	—	—	50,420
State and municipal bonds and obligations	381	9,109	79,504	194,544	283,538
Qualified zone academy bond	6,310	—	—	—	6,310
Trading securities:
Municipal bonds and obligations	961	—	—	—	961
Total	$7,692	$67,953	$283,210	$1,150,342	$1,509,197
Weighted-average yield	5.44%	2.38%	2.95%	2.92%	2.90%
The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Net unrealized gains on available for sale securities as of December 31, 2020 and 2019 totaled $58.7 million and $28.0 million, respectively.

Loans
We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans increased $743.5 million, or 8.3%, to $9.7 billion at December 31, 2020 from $9.0 billion at December 31, 2019. The increase as of December 31, 2020 was primarily due to an increase in business banking loans of $567.7 million and an increase in commercial and industrial loans of $352.8 million, both related to PPP loan originations, partially offset by a decrease in other consumer loans of $124.7 million.
•The increase in our commercial and industrial loans from December 31, 2019 to December 31, 2020 was primarily a result of $568.8 million PPP loan originations, offset by a transfer of smaller loans to business banking during the year ended December 31, 2020.
•The increase in our business banking loans from December 31, 2019 to December 31, 2020 was primarily a result of $457.4 million in PPP loan originations during the year ended December 31, 2020, and a transfer of smaller loans from commercial and industrial and commercial real estate portfolios.
•The $38.2 million increase in our commercial real estate loans from December 31, 2019 to December 31, 2020 was primarily a result of an increase of $119.3 million of investment commercial real estate loans, offset by a decrease of $65.4 million in owner-occupied commercial real estate loans.
•The decrease in our retail portfolio from December 31, 2019 to December 31, 2020 was due to the following:
◦The residential portfolio decreased $57.7 million due to an increase in secondary market sales and higher refinance activity in 2020 due to the low interest rate environment;
◦The home equity portfolio decreased $64.8 million due to a high level of prepayments driven by a strong residential refinance market;
◦Other consumer loans decreased $124.7 million primarily as a result of a $117.2 million decrease in the automobile portfolio due to the Bank's exit from the indirect automobile lending business.
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Commercial and industrial	$1,995,016	$1,642,184	$1,658,765	$1,395,597	$1,268,980
Commercial real estate	3,573,630	3,535,441	3,211,118	2,830,496	2,757,539
Commercial construction	305,708	273,774	313,209	400,971	257,207
Business banking	1,339,164	771,498	740,938	761,229	728,616
Residential real estate	1,370,957	1,428,630	1,430,764	1,290,461	1,153,255
Consumer home equity	868,270	933,088	949,410	931,496	892,241
Other consumer	277,780	402,431	551,799	616,791	647,293
Total loans	9,730,525	8,987,046	8,856,003	8,227,041	7,705,131
Less:
Allowance for loan losses	(113,031)	(82,297)	(80,655)	(74,111)	(70,188)
Unamortized premiums, net of unearned discounts and deferred fees	(23,536)	(5,565)	(435)	1,056	895
Total loans receivable, net	$9,593,958	$8,899,184	$8,774,913	$8,153,986	$7,635,838
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and is concentrated in the New England geographical area, with 90.6% of our loans in Massachusetts and New Hampshire as of December 31, 2020.

As of December 31, 2020, concentrations in our commercial loan portfolios were as follows:

	Commercial and Industrial
	Balance	Percentage (%)
	(Dollars in thousands)
Wholesale trade	$210,759	10.6%
Manufacturing	200,809	10.1%
Administrative and support	186,242	9.3%
Accommodation and food services	168,854	8.5%
Finance and insurance	157,623	7.9%
Real estate, rental and leasing	151,104	7.6%
Construction	151,024	7.6%
Healthcare and social assistance	148,811	7.5%
Professional, scientific, and technical services	148,485	7.4%
Other industries	471,305	23.5%
Total portfolio	$1,995,016	100.0%

	Commercial Real Estate
	Balance	Percentage (%)
	(Dollars in thousands)
Multi-family	$745,683	20.9%
Office	465,690	13.0%
Retail	428,097	12.0%
Industrial/warehouse	367,237	10.3%
Mixed use - retail/office	316,716	8.9%
Mixed use - retail/multi-family	227,026	6.4%
Affordable housing	174,322	4.9%
Hotel/motel/hospitality	155,039	4.3%
Self storage	101,830	2.8%
Other property types	591,990	16.5%
Total portfolio	$3,573,630	100.0%

	Commercial Construction
	Balance	Percentage (%)
	(Dollars in thousands)
Affordable housing	$81,016	26.5%
Multi-family	71,768	23.5%
Mixed use - retail/multi-family	33,194	10.9%
Office	25,377	8.3%
For sale housing	22,561	7.4%
Other property types	71,792	23.4%
Total portfolio	$305,708	100.0%

We believe that the loan to value ratio (“LTV”) is an important factor in monitoring the risk characteristics of our loans secured by real estate. The following tables show the distribution of loan balances by LTV and year of origination for each of our portfolios of loans secured by real estate as of December 31, 2020:

	Balance of Commercial Real Estate Loans Originated During the Year Ended December 31,
	2020	2019	2018	2017	2016 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$2,824	$4,002	$3,040	$6,996	$20,797	$37,659
50.00% or lower	141,377	109,651	138,154	140,809	761,890	1,291,881
50.01% - 69.99%	166,199	329,077	235,985	239,758	702,551	1,673,570
70.00% - 79.99%	94,278	135,031	94,814	67,781	108,538	500,442
80.00% - 89.99%	13,908	6,281	674	2,603	18,845	42,311
90.00% or higher	1,775	182	—	—	25,810	27,767
Total	$420,361	$584,224	$472,667	$457,947	$1,638,431	$3,573,630
Average LTV	55.15%	59.23%	57.49%	55.84%	57.51%	57.30%

	Balance of Residential Real Estate Loans Originated During the Year Ended December 31,
	2020	2019	2018	2017	2016 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$11,924	$—	$360	$—	$8	$12,292
50.00% or lower	56,862	20,351	25,480	31,221	141,560	275,474
50.01% - 69.99%	126,004	37,721	33,488	40,448	199,346	437,007
70.00% - 79.99%	139,258	50,385	37,989	63,301	126,254	417,187
80.00% - 89.99%	55,978	21,486	24,242	13,195	58,321	173,222
90.00% or higher	18,657	14,005	14,031	7,341	1,741	55,775
Total	$408,683	$143,948	$135,590	$155,506	$527,230	$1,370,957
Average LTV	68.37%	69.26%	67.70%	66.11%	60.70%	65.16%

	Balance of Consumer Home Equity Loans Originated During the Year Ended December 31,
	2020	2019	2018	2017	2016 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$780	$1,925	$12,051	$51,581	$194,504	$260,841
50.00% or lower	38,686	36,383	38,165	11,743	40,798	165,775
50.01% - 69.99%	45,245	36,199	41,961	17,164	42,714	183,283
70.00% - 79.99%	26,245	42,425	39,807	16,968	43,786	169,231
80.00% - 89.99%	9,818	23,809	17,973	8,209	28,745	88,554
90.00% or higher	—	—	—	65	521	586
Total	$120,774	$140,741	$149,957	$105,730	$351,068	$868,270
Average LTV	57.32%	61.81%	60.51%	62.95%	62.23%	60.84%
(1) Current LTV is calculated based upon exposure amount and the most recently available appraisal value as of the reporting period.
(2) Insufficient data available to calculate LTV.

The maturity distribution of our loan portfolio is one factor used by management to evaluate the risk characteristics of our loan portfolio. The following table shows the maturity distribution of our loans as of December 31, 2020:
Scheduled Contractual Loan Maturity

	One Year or Less	One to Five Years	After Five Years	Total
Commercial and industrial	$337,533	$1,269,043	$388,440	$1,995,016
Commercial real estate	275,251	958,792	2,339,587	3,573,630
Commercial construction	96,099	114,235	95,374	305,708
Business banking	90,063	704,053	545,048	1,339,164
Residential real estate	(104)	3,814	1,367,247	1,370,957
Consumer home equity	1,881	17,408	848,981	868,270
Other consumer	28,490	179,919	69,371	277,780
Total loans	$829,213	$3,247,264	$5,654,048	$9,730,525
The interest rate risk to our loan portfolio is an important element in the management of net interest margin. We attempt to manage the relationship between the interest rate sensitivity of our assets and liabilities to produce an effective interest differential that is not significantly impacted by changes in the level of interest rates. The following table shows the interest rate risk of our loans, net of allowance for credit losses and unamortized premiums, due one year after December 31, 2020:
Loan Interest Rate Risk

	Due after December 31, 2021
	Fixed	Adjustable	Total
Commercial and industrial	$885,942	$771,540	$1,657,482
Commercial real estate	755,141	2,543,238	3,298,379
Commercial construction	67,969	141,640	209,609
Business banking	655,877	593,225	1,249,102
Residential real estate	898,652	472,409	1,371,061
Consumer home equity	173,965	692,424	866,389
Other consumer	244,650	4,640	249,290
Total loans (1)	$3,682,196	$5,219,116	$8,901,312
(1) Total adjustable rate loans include approximately $3.4 billion of loans with interest rates utilizing LIBOR as a benchmark rate.
Asset quality. We continually monitor the asset quality of our loan portfolio utilizing portfolio scorecards and various credit quality indicators. Based on this process, loans meeting certain criteria are categorized as delinquent, impaired, or non-performing and further assessed to determine if non-accrual status is appropriate.
For the commercial portfolio, which includes our commercial and industrial, commercial real estate, commercial construction and business banking loans, we monitor credit quality using a risk rating scale, which assigns a risk-grade to each borrower based on a number of quantitative and qualitative factors associated with a commercial loan transaction. Effective December 2020, management implemented an enhanced loan risk rating methodology based on a 15-point scale and adopted new risk rating scorecard tools. The rating scale expanded from the prior 12-point scale to provide more refinement in the pass grade categories; new pass grades are 0-10. There are no changes to non-pass categories, which continue to align with regulatory guidelines and are found in ratings: special mention (11), substandard (12), doubtful (13) and loss (14).
Risk rating assignment is determined using one of 14 separate scorecards developed for distinctive portfolio segments based on common attributes. Key factors include: industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral and other considerations. The new risk rating methodology, inclusive of the expanded grade levels and the scorecard tools, has increased, and is expected to continue to increase granularity and distribution of risk rating assignment with more precision and effectiveness; provide customized and enhanced templates to incorporate more risk factors and attributes applicable to loan and collateral types; increase precision and effectiveness of credit risk identification; and provide a foundation for enhanced reporting, including migration of risk rating analysis.
Over the past five years, the asset quality of our commercial loan portfolio remained strong. Special mention, substandard and doubtful loans totaled 7.7% and 2.6% of total commercial loans outstanding at December 31, 2020 and 2019, respectively. This increase was driven by an increase in the special mention category, due to the downgrading of our hotel and restaurant loan portfolios as a result of the COVID-19 pandemic.
For the retail portfolio, which includes residential real estate, consumer home equity, and other consumer portfolios, we monitor credit quality using the borrower’s FICO score. As of December 31, 2020, 67.4% of retail borrowers, based on loan balance, have a FICO score of 740 or greater. The following table shows the balances by borrower’s current FICO score as of December 31, 2020:

	Residential Real Estate	Consumer Home Equity	Other Consumer
Current FICO (1)	(Dollars in thousands)
Not available (2)	$15,762	$224	$35,097
640 or lower	50,705	36,699	15,762
641 - 699	137,028	93,647	28,357
700 - 739	223,544	144,304	38,203
740 or higher	943,918	593,396	160,361
Total	$1,370,957	$868,270	$277,780
Average FICO	762.9	763.3	757.5
(1)Borrower FICO scores are updated on a semi-annual basis, and the most recent update occurred in July 2020.
(2)Insufficient data available to report.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
Reflecting in part the loan modifications that continued through December 31, 2020 (see “Outlook and Trends—COVID-19 Pandemic—Our Borrowers” within this section), the delinquency rate of our total loan portfolio remained constant at 0.49% at both December 31, 2020 and 2019. The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of December 31, (1)
	2020	2019
Commercial and industrial	0.11%	0.14%
Commercial real estate	0.06%	0.09%
Commercial construction	—%	—%
Business banking	1.40%	1.28%
Residential real estate	1.21%	1.37%
Consumer home equity	0.60%	0.49%
Other consumer	0.98%	1.13%
Total	0.49%	0.49%
(1)In the calculation of the delinquency rate as of December 31, 2020, the total amount of loans outstanding includes $1.0 billion of PPP loans.

The following table provides details regarding the age analysis of past due loans as of the dates indicated:
Age Analysis of Past Due Loans

	As of December 31,
	2020			2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Commercial and industrial	$4	$268	$1,924	$1,407	$—	$963
Commercial real estate	—	556	1,545	1,290	100	1,856
Commercial construction	—	—	—	—	—	—
Business banking	5,279	3,311	10,196	3,031	763	6,095
Residential real estate	9,184	2,517	4,904	14,030	2,563	3,030
Consumer home equity	1,806	364	3,035	2,497	430	1,636
Other consumer	1,978	234	517	3,451	514	579
Total	$18,251	$7,250	$22,121	$25,706	$4,370	$14,159
As a general rule, loans more than 90 days past due with respect to principal or interest are classified as non-accrual loans. However, based on our assessment of collateral and/or payment prospects, certain loans that are more than 90 days past due may be kept on an accruing status. Income accruals are suspended on all non-accrual loans and all previously accrued and uncollected interest is reversed against current income. A loan is expected to remain on non-accrual status until it becomes current with respect to principal and interest, the loan is liquidated, or the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.
Non-performing assets (“NPAs”) are comprised of non-performing loans (“NPLs”), other real estate owned (“OREO”) and non-performing securities. NPLs consist of non-accrual loans and loans that are more than 90 days past due but still accruing interest. OREO consists of real estate properties, which primarily serve as collateral to secure our loans, that we control due to foreclosure. These properties are recorded at the lower of cost or fair value less estimated costs to sell on the date we obtain control.

The following table sets forth information regarding NPAs held as of the dates indicated:
Non-performing Assets

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Commercial	$30,059	$34,093	$17,599	$10,273	$13,056
Residential	6,815	5,598	5,535	6,680	6,512
Consumer	4,131	2,760	3,038	1,212	722
Total non-accrual loans	41,005	42,451	26,172	18,165	20,290
Accruing loans past due 90 days or more:
Commercial	1,959	1,315	410	471	1,978
Residential	279	—	—	—	510
Consumer	9	9	9	9	9
Total accruing loans past due 90 days or more	2,247	1,324	419	480	2,497
Total non-performing loans	43,252	43,775	26,591	18,645	22,787
Other real estate owned	—	—	35	35	653
Other non-performing assets:	—	—	—	—	13,834
Total non-performing assets	$43,252	$43,775	$26,626	$18,680	$37,274
Total accruing troubled debt restructured loans	$41,095	$48,623	$41,465	$46,448	$43,687
Total non-performing loans to total loans	0.45%	0.49%	0.30%	0.23%	0.30%
Total non-performing assets to total assets	0.27%	0.38%	0.23%	0.17%	0.38%
NPLs decreased $0.5 million, or 1.2%, to $43.3 million at December 31, 2020 from $43.8 million at December 31, 2019. NPLs as a percentage of total loans decreased to 0.45% at December 31, 2020 from 0.49% at December 31, 2019 as a result of an increase in NPLs in our business banking and residential real estate portfolios, offset by a decrease in our commercial and industrial portfolio due to a single, larger loan payoff and a reduction in the outstanding balance of a single, larger Asset Based Lending (“ABL”) credit, and an increase in loan balances due to PPP.
Non-accrual loans decreased $1.4 million, or 3.4%, to $41.0 million at December 31, 2020 from $42.5 million at December 31, 2019, primarily due to a $9.8 million decrease in commercial and industrial non-accruals and partially offset by an $8.9 million increase in business banking non-accruals.
The total amount of interest recorded on NPLs was $1.0 million for the year ended December 31, 2020. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $3.4 million for the year ended December 31, 2020. The total amount of interest recorded on NPLs was $1.0 million for the year ended December 31, 2019. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $3.1 million for the year ended December 31, 2019.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. We review any loans that are modified to identify whether a TDR has occurred. TDRs involve situations in which, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. As noted previously, loan modifications made in response to the COVID-19 pandemic met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed TDRs.
All TDR loans are considered impaired and therefore are subject to a specific review for impairment loss. The impairment analysis discounts the present value of the anticipated cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification or the fair value of collateral if the loan is collateral dependent. The amount of impairment loss, if any, is recorded as a specific reserve to each individual loan in the allowance for loan losses. Commercial loans (commercial and industrial, commercial real estate, commercial construction, and business banking) and residential loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent.

TDR loans modified during the years ended December 31, 2020 and 2019 were $4.2 million and $30.8 million, respectively (post modification balance). The overall decrease in TDR loans consisted of a decrease of $23.4 million in commercial loan TDRs and a decrease of $3.1 million in consumer loan TDRs. One loan totaling $40,000 was modified during the preceding 12 months, which subsequently defaulted during the year ended December 31, 2020.
It is our policy to have any restructured loans, which are on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchase credit impaired (“PCI”) loans are loans we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. The carrying value and prospective income recognition of PCI loans are predicated on future cash flows expected to be collected. As of December 31, 2020 and 2019 the carrying amount of PCI loans was $9.3 million and $13.5 million, respectively.
The following table provides additional details related to our loan portfolio and the distribution of NPLs as of the dates indicated:
Distribution of Non-performing Loans

	As of December 31, 2020
	Gross Loans Outstanding (1)	90+ Days Due Still Accruing	Non-accruing Loans	TDR Loans, but Accruing	NPLs	NPLs as a % of Gross Loans Outstanding
			(Dollars in thousands)
Loans:
Commercial	$7,213,518	$1,959	$30,059	$13,620	$32,018	0.44%
Residential	1,370,957	279	6,815	23,416	7,094	0.52%
Consumer	1,146,050	9	4,131	4,059	4,140	0.36%
Total	$9,730,525	$2,247	$41,005	$41,095	$43,252	0.44%
(1) Total loans outstanding includes $1.0 billion of PPP loans.

	As of December 31, 2019
	Gross Loans Outstanding	90+ Days Due Still Accruing	Non-accruing Loans	TDR Loans, but Accruing	NPLs	NPLs as a % of Gross Loans Outstanding
			(Dollars in thousands)
Loans:
Commercial	$6,222,897	$1,315	$34,093	$17,575	$35,408	0.57%
Residential	1,428,630	—	5,598	25,093	5,598	0.39%
Consumer	1,335,519	9	2,760	5,955	2,769	0.21%
Total	$8,987,046	$1,324	$42,451	$48,623	$43,775	0.49%
In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. In response to the COVID-19 pandemic, we reviewed all of our credit exposures in industries that were expected to experience significant problems due to the pandemic and resulting economic contraction. As part of that review, we downgraded our hotel loans, restaurant loans and other loans that we expected to have associated challenges in the current economic environment. These loans were neither delinquent nor on non-accrual status. At December 31, 2020 and 2019, our potential problem loans (including these COVID-19-related loans), or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 days or more past due categories, totaled $563.3 million and $157.3 million, respectively.

Allowance for loan losses. Due to our emerging growth company status under the Jumpstart Our Business ("JOBS") Act, we still follow the incurred loss allowance GAAP accounting model. See "Risk Factors—We may be required to increase our allowance for loan losses as a result of our adoption as of January 1, 2022 of the new accounting standard for determining the amount of the allowance for loan losses" in Part I, Item 1A of this Annual Report on Form 10-K.
For the purpose of estimating our allowance for loan losses, we segregate the loan portfolio into homogenous loan pools that possess unique risk characteristics such as loan purpose, repayment source, and collateral that are considered when determining the appropriate level of the allowance for loan losses for each category.
While we use available information to recognize losses on loans, future additions or subtractions to/from the allowance for loan losses may be necessary based on changes in NPLs, changes in economic conditions, or other reasons. Additionally, various regulatory agencies, as an integral part of our examination process, periodically assess the adequacy of the allowance for loan losses to assess whether the allowance for loan losses was determined in accordance with GAAP and applicable guidance.
We perform an evaluation of our allowance for loan losses on a regular basis (at least quarterly), and establish the allowance for loan losses based upon an evaluation of our loan categories, as each possess unique risk characteristics that are considered when determining the appropriate level of allowance for loan losses, including:
•estimated future loss in all impaired loans in each category;
•known increases in concentrations within each category;
•certain higher risk classes of loans, or pledged collateral;
•historical loan loss experience within each category;
•results of any independent review and evaluation of the category’s credit quality;
•trends in volume, maturity and composition of each category;
•volume and trends in delinquencies and non-accruals;
•national and local economic conditions and downturns in specific local industries;
•corporate goals and objectives;
•expertise of our lending staff;
•lending policy and practices; and
•current and forecasted banking industry conditions, as well as regulatory environment.
Loans are periodically evaluated using changes in asset quality, historical losses, and other loss allocation factors, which form our basis for estimating incurred losses. For risk rated loans, our risk-rating system takes into consideration a number of quantitative and qualitative factors, such as the borrower’s financial capacity, cash flow, liquidity, leverage, adequacy of collateral, tangible net worth, management team, industry, sales and supplier concentration, credit history, additional support and the impact of outside factors on repayment ability. Homogenous populations of loans that are not risk rated loans, are analyzed by loan category, taking into account delinquency ratios and historical loss experience.
The allowance for loan losses is allocated to loan categories using both a formula-based approach and an analysis of certain individual loans for impairment. We use a methodology to systematically estimate the amount of credit loss incurred in the loan portfolio. Under our current methodology, the allowance for loan losses contains specific, general and other components.
The specific component consists of reserves for impaired loans (defined as those where we determine it is probable we will not collect all payments when due, typically classified as either doubtful or substandard). All commercial, residential and consumer loan portfolios are periodically reviewed to identify the loans with deteriorating performance. The reports used to identify those loans include, but are not limited to, delinquency reports, risk rating migration (for risk rated loans), asset quality reports, watch loan list and other credit risk management reports. When a loan is determined to be impaired, the measurement will be based on the present value of expected future cash flows, except for collateral-dependent loans, where the impairment is based on the fair value of the collateral.
The general loss reserves methodology, which is applied to categories of loans with similar characteristics, covers all non-impaired loans and is based on our portfolio’s segment historical loss experience adjusted for qualitative factors. The general loss reserve methodology considers multiple qualitative factors that may impact the loss experience during the incurred loss horizon period, including internal infrastructure factors, external macroeconomic factors, internal credit quality factors and external industry data, tailored to the specific loan category.

For a discussion of our risk rating methodology, see Note 5, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
The allowance for loan losses increased by $30.7 million, or 37.3%, to $113.0 million, or 1.16% of total loans (including PPP loans), at December 31, 2020 from $82.3 million, or 0.92% of total loans at December 31, 2019. The increase in the allowance for loan losses was primarily a result of the COVID-19 pandemic and its impact on the Bank's borrowers. This, along with other factors, resulted in a provision for credit losses of $38.8 million for the year ended December 31, 2020, as compared to $6.3 million for the year ended December 31, 2019.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Summary of Changes in the Allowance for Loan Losses

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Average total loans	$9,651,844	$8,948,947	$8,566,149	$7,968,358	$7,397,564
Allowance for loan losses, beginning of period	$82,297	$80,655	$74,111	$70,188	$65,500
Charged-off loans:
Commercial and industrial	1,770	1,123	3,646	1,104	1,859
Commercial real estate	24	—	49	—	368
Commercial construction	—	—	—	—	—
Business banking	5,147	5,974	6,345	5,414	1,547
Residential real estate	—	66	27	207	206
Consumer home equity	574	205	285	21	202
Other consumer	2,338	2,131	2,109	2,234	1,709
Total charged-off loans	9,853	9,499	12,461	8,980	5,891
Recoveries on loans previously charged-off:
Commercial and industrial	778	3,748	2,753	5,593	1,470
Commercial real estate	230	12	132	147	—
Commercial construction	—	—	—	21	—
Business banking	292	604	375	614	244
Residential real estate	125	105	152	164	274
Consumer home equity	153	52	60	37	104
Other consumer	209	320	433	527	587
Total recoveries	1,787	4,841	3,905	7,103	2,679
Net loans charged-off (recoveries):
Commercial and industrial	992	(2,625)	893	(4,489)	389
Commercial real estate	(206)	(12)	(83)	(147)	368
Commercial construction	—	—	—	(21)	—
Business banking	4,855	5,370	5,970	4,800	1,303
Residential real estate	(125)	(39)	(125)	43	(68)
Consumer home equity	421	153	225	(16)	98
Other consumer	2,129	1,811	1,676	1,707	1,122
Total net loans charged-off	8,066	4,658	8,556	1,877	3,212
Provision for loan losses	38,800	6,300	15,100	5,800	7,900
Total allowance for loan losses, end of period	$113,031	$82,297	$80,655	$74,111	$70,188
Net charge-offs to average total loans outstanding during this period	0.08%	0.05%	0.10%	0.02%	0.04%
Allowance for loan losses as a percent of total loans	1.16%	0.92%	0.91%	0.90%	0.91%
Allowance for loan losses as a percent of non-performing loans	261.33%	188.00%	303.32%	397.48%	308.02%

The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of December 31,
	2020			2019
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$26,617	23.54%	20.51%	$20,919	25.42%	18.27%
Commercial real estate	54,569	48.28%	36.73%	34,730	42.20%	39.34%
Commercial construction	4,553	4.03%	3.14%	3,424	4.16%	3.05%
Business banking (1)	13,152	11.64%	13.76%	8,260	10.04%	8.58%
Residential real estate	6,435	5.69%	14.09%	6,380	7.75%	15.90%
Consumer home equity	3,744	3.31%	8.92%	4,027	4.89%	10.38%
Other consumer	3,467	3.07%	2.85%	4,173	5.07%	4.48%
Other	494	0.44%	—%	384	0.47%	—%
Total	$113,031	100.00%	100.00%	$82,297	100.00%	100.00%
(1)PPP loans are included within these portfolios as of December 31, 2020; however, as of December 31, 2020, no allowance for loan losses have been recorded on these loans due to the SBA guarantee of 100% of the loans.

	As of December 31,
	2018			2017			2016
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$19,321	23.96%	18.73%	$14,892	20.09%	16.97%	$13,419	19.12%	16.46%
Commercial real estate	32,400	40.17%	36.26%	30,807	41.57%	34.40%	30,551	43.53%	35.79%
Commercial construction	4,606	5.71%	3.53%	5,588	7.54%	4.87%	3,051	4.35%	3.34%
Business banking	8,167	10.13%	8.37%	6,497	8.77%	9.25%	6,368	9.07%	9.46%
Residential real estate	7,059	8.75%	16.16%	6,954	9.38%	15.69%	7,555	10.76%	14.97%
Consumer home equity	4,113	5.10%	10.72%	4,040	5.45%	11.32%	4,037	5.75%	11.58%
Other consumer	4,600	5.70%	6.23%	4,751	6.41%	7.50%	4,788	6.82%	8.40%
Other	389	0.48%	—%	582	0.79%	—%	419	0.60%	—%
Total	$80,655	100.00%	100.00%	$74,111	100.00%	100.00%	$70,188	100.00%	100.00%
To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, liquidation of the collateral and the strength of co-makers or guarantors. When available information confirms that specific loans or portions thereof are uncollectible, these amounts are promptly charged-off against the allowance for loan losses and any recoveries of such previously charged-off amounts are credited to the allowance for loan losses.
Regardless of whether a loan is unsecured or collateralized, we charge off the amount of any confirmed loan loss in the period when the loans, or portions of loans, are deemed uncollectible. For troubled, collateral-dependent loans, loss confirming events may include an appraisal or other valuation that reflects a shortfall between the value of the collateral and the carrying value of the loan or receivable, or a deficiency balance following the sale of the collateral.

For additional information regarding our allowance for loan losses, see Note 5, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Federal Home Loan Bank stock
The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for our membership in the FHLBB is to gain access to a reliable source of wholesale funding and as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. We purchase and/or are subject to redemption of FHLBB stock proportional to the volume of funding received and view the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
We held an investment in the FHLBB of $8.8 million and $9.0 million at December 31, 2020 and 2019, respectively.
Goodwill and other intangible assets
Goodwill and other intangible assets were $376.5 million and $377.7 million at December 31, 2020 and 2019, respectively. The decrease in goodwill and other intangibles assets was due to the amortization of definite-lived intangibles during the year ended December 31, 2020, which was partially offset by an increase in goodwill and other intangibles associated with an insurance agency acquisition during the year. We did not record any impairment to our goodwill or other intangible assets during the year ended December 31, 2020. We will continue to assess our goodwill and other intangible assets to determine if impairments are necessary as it relates to the COVID-19 pandemic.
Deposits and other interest-bearing liabilities
Deposits originating within the markets we serve continue to be our primary source of funding our earning assets. We have been able to compete effectively for deposits in our primary market areas. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in our assessment of the stability of our fund sources and our access to additional funds. Furthermore, we shift the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize net interest margin. We do not, and in recent years have not, obtained deposit funding through brokered deposits.
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of December 31,		Change
	2020	2019	Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$4,910,794	$3,517,447	$1,393,347	39.6%
Interest checking	2,380,497	1,814,327	566,170	31.2%
Savings	1,256,736	971,119	285,617	29.4%
Money market investments	3,348,898	2,919,360	429,538	14.7%
Certificates of deposit	258,859	329,139	(70,280)	(21.4)%
Total deposits	$12,155,784	$9,551,392	$2,604,392	27.3%
Deposits increased by $2.6 billion, or 27.3%, to $12.2 billion at December 31, 2020 from $9.6 billion at December 31, 2019. This increase was primarily the result of an increase in demand deposits of $1.4 billion, an increase in interest checking deposits of $566.2 million, and an increase in money market deposits of $429.5 million. During the year ended December 31, 2020, we transferred a product for our Financial Institutions customers from borrowings to deposits. The product totaled $109.6 million at December 31, 2020.

The following table presents the classification of deposits on an average basis for the years indicated:
Classification of deposits on an Average Basis

	For the Year Ended December 31,
	2020		2019		2018
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$4,535,066	—%	$3,369,375	—%	$3,416,422	—%
Interest checking	2,227,185	0.09%	1,842,993	0.21%	1,821,854	0.18%
Savings	1,123,584	0.02%	991,244	0.02%	1,048,289	0.02%
Money market investments	3,212,752	0.23%	2,769,934	0.69%	2,422,531	0.41%
Time accounts	300,381	0.52%	392,035	1.02%	452,885	0.85%
Total deposits	$11,398,968	0.10%	$9,365,581	0.29%	$9,161,981	0.19%
Other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, as of the dates indicated had maturities as follows:
Maturities of Time Certificates of Deposits $100,000 and over

	As of December 31,
	2020	2019
Maturing in	(In thousands)
Three months or less	$49,740	$58,958
Over three months through six months	24,608	43,008
Over six months through twelve months	31,009	44,643
Over twelve months	9,956	11,029
Total	$115,313	$157,638
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings decreased by $207.3 million, or 88.1%, to $28.0 million at December 31, 2020 compared to $235.4 million at December 31, 2019. The decrease was primarily due to a decrease of $201.1 million of federal funds purchased. The decrease in our federal funds purchased was primarily due to the transfer of a product for our Financial Institution customers (which totaled $109.6 million at December 31, 2020) from borrowings to deposits as described above.
The following table sets forth information concerning balances on our borrowings as of the dates indicated:
Borrowings by Category

	As of December 31,		Change
	2020	2019	Amount ($)	Percentage (%)
	(Dollars in thousands)
Federal funds purchased	$—	$201,082	$(201,082)	(100.0)%
Federal Home Loan Bank advances	14,624	18,964	(4,340)	(22.9)%
Escrow deposits of borrowers	13,425	15,349	(1,924)	(12.5)%
Total	$28,049	$235,395	$(207,346)	(88.1)%

Results of Operations
Summary of Results of Operations

	For the Year Ended December 31,		Change
	2020	2019	Amount ($)	Percentage (%)
	(Dollars in thousands)
Interest and dividend income	$413,328	$445,017	$(31,689)	(7.1)%
Interest expense	12,077	33,753	(21,676)	(64.2)%
Net interest income	401,251	411,264	(10,013)	(2.4)%
Provision for loan losses	38,800	6,300	32,500	515.9%
Noninterest income	178,373	182,299	(3,926)	(2.2)%
Noninterest expense	504,923	412,684	92,239	22.4%
Income taxes	13,163	39,481	(26,318)	(66.7)%
Net income	$22,738	$135,098	$(112,360)	(83.2)%
Comparison of the Years Ended December 31, 2020 and 2019
Interest and Dividend Income
Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans or securities are calculated and added to the yield. This presentation allows for better comparability between institutions with different tax structures.
Interest and dividend income decreased by $31.7 million, or 7.1%, to $413.3 million during the year ended December 31, 2020 from $445.0 million during the year ended December 31, 2019. This decrease was a result of lower interest income on our loans, partially offset by net PPP fee accretion (fee accretion less cost amortization). The FTE yield on average interest-earning assets decreased 100 basis points to 3.3% during the year ended December 31, 2020. Our average interest-earning assets increased by $2.2 billion, or 21.2%, to $12.8 billion as of December 31, 2020 compared to $10.5 billion as of December 31, 2019.
•Interest income on loans decreased by $29.9 million, or 7.4%, to $372.2 million during the year ended December 31, 2020 from $402.1 million during the year ended December 31, 2019. The decrease in interest income on our loans was primarily due to the decrease in the yield on average loans. The decrease in the average yield on our loans was primarily due to the downward adjustment of the interest rates on our existing adjustable-rate loans as a result of the lowering interest rate environment, whereas the average balance of loans increased primarily due to the addition of PPP loans to the portfolio. On an average basis, PPP loans were $761.7 million for the year ended December 31, 2020, and had a contractual interest rate of 1%. The FTE yield on average loans decreased 63 basis points to 3.9% during the year ended December 31, 2020. The average balance of our loans increased by $702.9 million, or 7.9%, to $9.7 billion as of December 31, 2020 compared to $8.9 billion as of December 31, 2019.
•Interest income on securities decreased $1.7 million, or 4.1%, to $41.2 million for the year ended December 31, 2020 compared to $42.9 million for the year ended December 31, 2019. The decrease in interest income on securities was due to lower overall market rates. The FTE yield on average securities and other interest-earning assets decreased 148 basis points to 1.4% during the year ended December 31, 2020. The average balance of securities and other interest earning assets increased by $1.5 billion, or 97.1%, to $3.1 billion as of December 31, 2020 compared to $1.6 billion as of December 31, 2019.
•We received approximately $37.1 million of PPP loan origination fees from the SBA. We also deferred certain origination costs, totaling $4.2 million, related to our PPP loans. The loan fees and the deferred costs will be amortized through interest income over the life of the PPP loans, which is expected to be 24 months, but the amortization period will be adjusted as PPP loans are forgiven or repaid. During the year ended December 31, 2020, we recorded $13.9 million in PPP loan fees, net in interest income.

Interest Expense
Interest expense decreased $21.7 million, or 64.2%, to $12.1 million during the year ended December 31, 2020 from $33.8 million during the year ended December 31, 2019. The decrease was a result of decreased rates paid on deposits. The overall rates paid on average interest-bearing liabilities decreased 37 basis points to 0.17% during the year ended December 31, 2020. Average interest-bearing liabilities increased $648.4 million, or 10.3%, to $6.9 billion as of December 31, 2020 compared to $6.3 billion as of December 31, 2019.
•Interest expense on our interest-bearing deposits decreased by $16.0 million, or 58.6%, to $11.3 million during the year ended December 31, 2020 from $27.3 million during the year ended December 31, 2019. The decrease in our interest expense on interest-bearing deposits was due to a decrease in the cost of deposits that more than offset the increase in the average balance of deposits during the period. The average balance of interest-bearing deposits increased due to our increasing core deposits to help fund loan growth, whereas the average cost of deposits decreased due to the interest rate decreases occurring in the year ended December 31, 2020. The average cost of our interest-bearing deposits decreased 30 basis points to 0.16% in the year ended December 31, 2020. The average balance of our interest-bearing deposits increased by $867.7 million, or 14.5%, to $6.9 billion as of December 31, 2020 compared to $6.0 billion as of December 31, 2019.
•Interest expense on borrowed funds decreased by $5.7 million, or 88.2%, to $0.8 million during the year ended December 31, 2020 from $6.5 million during the year ended December 31, 2019. The decrease in interest expense on borrowed funds was primarily due to a reduction in federal funds purchased as a result of the transfer of a product for our Financial Institution customers from borrowings to deposits as described above. In addition, the average balance of FHLB advances decreased by $78.7 million to $15.5 million during the year ended December 31, 2020 compared to $94.2 million during the year ended December 31, 2019. The reduction in FHLB borrowings was driven by an increase in deposits that reduced the Company’s need to borrow. The average balance of borrowed funds decreased by $219.3 million, or 75.3%, to $72.1 million as of December 31, 2020 compared to $291.4 million as of December 31, 2019.
Net Interest Income
Net interest income decreased by $10.0 million, or 2.4%, to $401.3 million during the year ended December 31, 2020, from $411.3 million during the year ended December 31, 2019. The decrease was primarily a result of the decrease in interest and dividend income partially offset by the decrease in interest expense, which are each attributable to the decrease in interest rates during the year ended December 31, 2020.
Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.8% for the years ended December 31, 2020 and 2019, and 21.7% for the year ended December 31, 2018. Net interest margin decreased 77 basis points to 3.19% during the year ended December 31, 2020, from 3.96% during the year ended December 31, 2019.

The following tables set forth average balance sheet items, average yields and costs, and certain other information for the periods indicated. All average balances in the table reflect daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the Year Ended December 31,
	2020			2019			2018
	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1):
Residential	$1,400,907	$49,767	3.55%	$1,439,845	$53,736	3.73%	$1,358,387	$49,840	3.67%
Commercial	7,014,044	281,816	4.02%	6,089,410	291,055	4.78%	5,653,675	262,234	4.64%
Consumer	1,236,893	43,729	3.54%	1,419,692	60,009	4.23%	1,554,087	59,669	3.84%
Total loans	9,651,844	375,312	3.89%	8,948,947	404,800	4.52%	8,566,149	371,743	4.34%
Investment securities	1,826,121	41,730	2.29%	1,435,719	42,494	2.96%	1,539,901	45,707	2.97%
Federal funds sold and other short-term investments	1,288,714	1,758	0.14%	144,856	2,977	2.06%	192,112	3,412	1.78%
Total interest-earning assets	12,766,679	418,800	3.28%	10,529,522	450,271	4.28%	10,298,162	420,862	4.09%
Non-interest-earning assets	1,097,064			874,588			839,208
Total assets	$13,863,743			$11,404,110			$11,137,370
Interest-bearing liabilities:
Deposits:
Savings account	$1,123,584	$242	0.02%	$991,244	$210	0.02%	$1,048,289	$229	0.02%
Interest checking account	2,227,185	2,033	0.09%	1,842,993	3,947	0.21%	1,821,854	3,325	0.18%
Money market investment	3,212,752	7,492	0.23%	2,769,934	19,150	0.69%	2,422,531	9,988	0.41%
Time account	300,381	1,548	0.52%	392,035	3,994	1.02%	452,885	3,843	0.85%
Total interest-bearing deposits	6,863,902	11,315	0.16%	5,996,206	27,301	0.46%	5,745,559	17,385	0.30%
Borrowings	72,101	762	1.06%	291,413	6,452	2.21%	410,312	7,737	1.89%
Total interest-bearing liabilities	6,936,003	12,077	0.17%	6,287,619	33,753	0.54%	6,155,871	25,122	0.41%
Demand accounts	4,535,066			3,369,375			3,416,422
Other noninterest-bearing liabilities	352,518			203,925			204,515
Total liabilities	11,823,587			9,860,919			9,776,808
Total net worth	2,040,156			1,543,191			1,360,562
Total liabilities and retained earnings	$13,863,743			$11,404,110			$11,137,370
Net interest income - FTE		$406,723			$416,518			$395,740
Net interest rate spread (2)			3.11%			3.74%			3.68%
Net interest-earning assets (3)	$5,830,676			$4,241,903			$4,142,291
Net interest margin - FTE (4)			3.19%			3.96%			3.84%
Average interest-earning assets to interest-bearing liabilities	184.06%			167.46%			167.29%
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

The following table presents, on a tax equivalent basis, the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.
Rate and Volume Analysis

	For the Year Ended December 31, 2020 vs. 2019			For the Year Ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans
Residential	$(2,541)	$(1,428)	$(3,969)	$835	$3,061	$3,896
Commercial	(49,997)	40,758	(9,239)	8,109	20,712	28,821
Consumer	(9,110)	(7,170)	(16,280)	5,758	(5,418)	340
Total loans	(61,648)	32,160	(29,488)	14,702	18,355	33,057
Investment securities	(10,886)	10,122	(764)	(152)	(3,061)	(3,213)
Federal funds sold and other short-term investments	(5,100)	3,881	(1,219)	487	(922)	(435)
Total interest-earning assets	$(77,634)	$46,163	$(31,471)	$15,037	$14,372	$29,409
Interest-bearing liabilities:
Deposits:
Savings account	$4	$28	$32	$—	$(19)	$(19)
Interest checking account	(2,611)	697	(1,914)	582	40	622
Money market investment	(14,325)	2,667	(11,658)	7,572	1,590	9,162
Time account	(1,660)	(786)	(2,446)	709	(558)	151
Total interest-bearing deposits	(18,592)	2,606	(15,986)	8,863	1,053	9,916
Borrowings	(2,332)	(3,358)	(5,690)	1,184	(2,469)	(1,285)
Total interest-bearing liabilities	(20,924)	(752)	(21,676)	10,047	(1,416)	8,631
Change in net interest income	$(56,710)	$46,915	$(9,795)	$4,990	$15,788	$20,778
Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
The provision for loan losses increased by $32.5 million, or 515.9%, to $38.8 million for the year ended December 31, 2020, compared to $6.3 million for the year ended December 31, 2019. The increase was primarily due to the change in loan risk ratings to reflect the impact of the increased concerns about customers that are expected to face financial difficulties due to the current economic environment resulting from the COVID-19 pandemic, primarily related to the downgrading of our hotel and restaurant loan portfolios.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.

Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	For the Year Ended December 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Insurance commissions	$94,495	$90,587	$3,908	4.3%
Service charges on deposit accounts	21,560	27,043	(5,483)	(20.3)%
Trust and investment advisory fees	21,102	19,653	1,449	7.4%
Debit card processing fees	10,277	10,452	(175)	(1.7)%
Interest swap income	(1,381)	4,362	(5,743)	(131.7)%
Income from investments held in rabbi trusts	10,337	9,866	471	4.8%
Trading securities gains, net	(4)	1,297	(1,301)	(100.3)%
Net gain on sales of mortgage loans held for sale	7,066	795	6,271	788.8%
Gains on sales of securities available for sale, net	288	2,016	(1,728)	(85.7)%
Other	14,633	16,228	(1,595)	(9.8)%
Total noninterest income	$178,373	$182,299	$(3,926)	(2.2)%
Noninterest income decreased by $3.9 million, or 2.2%, to $178.4 million for the year ended December 31, 2020 from $182.3 million for the year ended December 31, 2019. The decrease was primarily due to a $5.7 million decrease in interest rate swap income, a $5.5 million decrease in service charges on deposit accounts, a $1.7 million decrease in gains on sales of securities available for sale, net, and a $1.3 million decrease in trading securities gains, net, partially offset by a $6.3 million increase in net gains on sales of mortgage loans held for sale and a $3.9 million increase in insurance commissions.
•Interest rate swap income decreased primarily as a result of lower volume. In addition, the unfavorable mark-to-market adjustment was greater during the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the current interest rate and economic environment.
•Deposit service charges decreased primarily as a result of reduced overdraft charges as a result of lower volume due to the COVID-19 pandemic.
•Gains on securities available for sale decreased due to fewer sales during the year ended December 31, 2020, compared to the year ended December 31, 2019.
•Trading securities gains decreased due to our exit from the capital markets business during the year ended December 31, 2019.
•Net gains on sales of mortgage loans held for sale increased primarily due to the low interest rate environment.
•Insurance commissions increased primarily as a result of an increase in our profit-sharing revenues and commissions.

Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	For the Year Ended December 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$261,827	$252,238	$9,589	3.8%
Office occupancy and equipment	33,796	36,458	(2,662)	(7.3)%
Data processing	45,259	45,939	(680)	(1.5)%
Professional services	18,902	15,958	2,944	18.4%
Charitable contributions	95,272	12,905	82,367	638.3%
Marketing	8,879	9,619	(740)	(7.7)%
Loan expenses	6,727	4,593	2,134	46.5%
FDIC insurance	3,734	1,878	1,856	98.8%
Amortization of intangible assets	2,857	3,542	(685)	(19.3)%
Other	27,670	29,554	(1,884)	(6.4)%
Total noninterest expense	$504,923	$412,684	$92,239	22.4%
Noninterest expense increased by $92.2 million, or 22.4%, to $504.9 million during the year ended December 31, 2020 from $412.7 million during the year ended December 31, 2019. The increase was primarily due to an $82.4 million increase in charitable contributions, a $9.6 million increase in salaries and employee benefits, and a $2.9 million increase in professional services.
•Charitable contributions increased primarily as a result of a $91.3 million stock contribution to the Eastern Bank Charitable Foundation made in connection with the Company's IPO during the year ended December 31, 2020.
•Salaries and employee benefits increased primarily as a result of an increase in salaries and commissions as well as increases in other compensation due to the payment of COVID-19 premiums for employees working onsite during the COVID-19 pandemic.
•Professional services increased primarily as a result of costs associated with our IPO that are indirectly related to the IPO and were not recorded as a reduction of capital, and higher legal costs related to corporate-related matters.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provisions	$13,163	$39,481
Effective income tax rates	36.7%	22.6%
Blended statutory tax rate	28.1%	28.1%
Income tax expense decreased by $26.3 million, or 66.7%, to $13.2 million in the year ended December 31, 2020 from $39.5 million in the year ended December 31, 2019. The decrease in income tax expense and increase in the effective tax rate during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to lower income before income tax expense, increasing the impact on the effective rate related to favorable permanent differences, including investment tax credits and tax-exempt income. The reduction in income tax expense related to lower income before income tax expense was partially offset by the establishment of a $12.0 million valuation allowance against the Company's charitable contribution carryover deferred tax asset. For additional information related to the Company’s income taxes see Note 12, “Income Taxes” and Note 13, “Low Income Housing Tax Credits and Other Tax Credit Investments” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Financial Position and Results of Operations of our Business Segments

	As of and for the Year Ended December 31,
	2020				2019
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(Dollars in thousands)
Net interest income	$401,251	$—	$—	$401,251	$411,264	$—	$—	$411,264
Provision for loan losses	38,800	—	—	38,800	6,300	—	—	6,300
Net interest income after provision for loan losses	362,451	—	—	362,451	404,964	—	—	404,964
Noninterest income	82,334	96,739	(700)	178,373	89,840	92,705	(246)	182,299
Noninterest expense	431,705	77,806	(4,588)	504,923	337,323	79,043	(3,682)	412,684
Income before provision for income taxes	13,080	18,933	3,888	35,901	157,481	13,662	3,436	174,579
Income tax provision	7,870	5,293	—	13,163	35,542	3,939	—	39,481
Net income	$5,210	$13,640	$3,888	$22,738	$121,939	$9,723	$3,436	$135,098
Total assets	$15,831,175	$200,216	$(67,201)	$15,964,190	$11,515,117	$165,965	$(52,307)	$11,628,775
Total liabilities	$12,547,838	$55,501	$(67,201)	$12,536,138	$10,046,189	$34,740	$(52,307)	$10,028,622
Banking Segment
•Average interest-earning assets increased $2.2 billion, or 21.2%, to $12.8 billion as of December 31, 2020 from $10.5 billion as of December 31, 2019, and average total loans, our largest category of average interest-earning assets, increased $702.9 million, or 7.9%, to $9.7 billion as of December 31, 2020 compared to $8.9 billion as of December 31, 2019.
•Average interest-bearing liabilities increased $648.4 million, or 10.3%, to $6.9 billion as of December 31, 2020 from $6.3 billion as of December 31, 2019, and average total deposits, our largest category of average interest-bearing liabilities, increased $867.7 million, or 14.5%, to $6.9 as of December 31, 2020 compared to $6.0 billion as of December 31, 2019.
•Losses related to interest rate swaps were $1.4 million for the year ended December 31, 2020 compared to income of $4.4 million for the year ended December 31, 2019, representing a decrease of 131.7%. This change was due to a decrease in transactional volume of $4.3 million and an increase in the unfavorable mark-to-market adjustment of $1.5 million.
•Service charges on deposit accounts decreased by $5.5 million, or 20.3%, to $21.6 million for the year ended December 31, 2020 compared to $27.0 million for the year ended December 31, 2019. The decrease was primarily due to a decrease in overdraft fees as a result of the COVID-19 pandemic.
•Assets under management in our wealth management business increased $336.7 million or 13.1%, to $2.9 billion as of December 31, 2020 from $2.6 billion as of December 31, 2019. Our income related to our asset management business, which we record as noninterest income, increased $1.4 million, or 7.4%, to $21.1 million for the year ended December 31, 2020 compared to $19.7 million for the year ended December 31, 2019. The increase was due to the fees we earned, which are largely based upon asset values.
•Gains on sales of mortgage loans held for sale, net, increased by $6.3 million, or 788.8%, to $7.1 million for the year ended December 31, 2020 compared to $0.8 million for the year ended December 31, 2019. The increase was due to increased volume due to the low interest rate environment.
Insurance Agency Segment
•Noninterest income related to our insurance agency business increased by $4.0 million, or 4.4%, to $96.7 million during the year ended December 31, 2020 from $92.7 million during the year ended December 31, 2019. The increase was driven primarily by an increase in recurring commissions of $3.6 million due to organic growth as well as a $1.2 million non-recurring item, and an increase in our combined negotiated commission and profit sharing income of $0.8 million, partially offset by a $0.3 million decrease in income from investments held in rabbi trusts.
•Expenses related to our insurance agency business decreased $1.2 million, or 1.6%, to $77.8 million during the year ended December 31, 2020 from $79.0 million during the year ended December 31, 2019, due to decreases in amortization of intangible assets, printing and supplies, and salaries, wages and benefits, partially offset by an increase in data processing services.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates.
While our significant accounting policies are discussed in detail in Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Allowance for Loan Losses. The allowance for credit losses is the amount estimated by us as necessary to absorb loan losses incurred in the loan portfolio that are probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant judgments and estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for credit losses is considered a critical accounting policy due to the high degree of judgement involved in determining the risk characteristics of the loan portfolio, subjectivity of assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. Additionally, various regulatory agencies, as an integral part of the regulatory examination process, periodically assess the appropriateness of the allowance for loan losses and may require us to increase the provision for loan losses or recognize further loan charge-offs, in accordance with GAAP.
The allowance for credit losses is evaluated at least quarterly. While we use current information in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions or conditions relative to borrowers differ substantially from the assumptions used in making the evaluation. We use a methodology to systematically estimate the amount of credit loss incurred in the portfolio. Commercial real estate, commercial construction, commercial and industrial, and business banking loans are evaluated using a loan rating system, historical losses and other factors which form the basis for estimating incurred losses. Portfolios of more homogeneous populations of loans, including residential mortgages and consumer loans, are analyzed as groups using delinquency ratios, historical loss experience and charge-offs.
The allowance consists of specific and general components. The specific component relates to loans that are deemed to be impaired. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than the carrying value of the loan. The general component covers non-impaired, non-classified loans and is based on historical loss experience adjusted for qualitative factors.
Income Taxes. We account for income taxes by establishing deferred tax assets and liabilities for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates. We make significant judgments regarding the amount and timing of recognition of deferred tax assets and liabilities. This requires subjective projections of future taxable income resulting from interest on loans and securities, as well as noninterest income. A valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized. Interest and penalties paid on the underpayment of income taxes are classified as income tax expense.
We periodically evaluate the potential uncertainty of our tax positions as to whether it is more likely than not its position would be upheld upon examination by the appropriate taxing authority. The tax position is measured at the largest amount of benefit that we believe is greater than 50% likely of being realized upon settlement.
Goodwill and Other Intangibles. We evaluate goodwill for impairment at least annually, or more often if warranted, using a quantitative impairment approach. The quantitative impairment testing compares book value to fair value of the reporting unit. If book value exceeds fair value, an impairment is charged to earnings and allocated to the appropriate reporting unit.
We evaluate other intangible assets, all of which are definite-lived, for impairment whenever there is an indication of impairment, and we evaluate annually the remaining useful lives of those intangible assets. We amortize other intangible assets over their respective estimated useful lives.
Securities. Debt securities are classified at the time of purchase as either “trading,” “available for sale,” or “held to maturity.” Equity securities are measured at fair value with changes in the fair value recognized through net income.

We evaluate impaired securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, current market conditions, the financial condition and near-term prospects of the issuer, performance of collateral underlying the securities, the ratings of the individual securities, the interest rate environment, our intent to sell the security or whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term other-than-temporary impairment is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment.
If a decline in fair value below the amortized cost basis of an investment is judged to be other than temporary, the investment is written down to fair value. The portion of the impairment related to credit losses is included in net income, and the portion of the impairment related to other factors is included in other comprehensive income. Gains and losses on sales of securities are recognized at the time of sale on the specific-identification basis.
Pension Plans. We provide pension benefits for employees using a noncontributory, defined benefit plan, through membership in the Savings Banks Employees Retirement Association ("SBERA"). Effective November 1, 2020, the defined benefit plan was amended to convert the plan from a traditional final average earnings plan design to a cash balance plan design. Benefits earned under the final average earnings plan design were frozen at October 31, 2020. Starting November 1, 2020, future benefits are earned under the cash balance plan design. Our employees become eligible after attaining age 21 and one year of service. Under the final average earnings plan design, benefits became fully vested after three years of eligible service for individuals employed on or before October 31, 1989. For individuals employed subsequent to October 31, 1989 and who were already in the Defined Benefit Plan as of November 1, 2020, benefits became fully vested after five years of eligible service. Under the cash balance plan design, benefits become fully vested after three years of eligible service. Our annual contribution to the plan is based upon standards established by the Pension Protection Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future.
Plan assets are invested in various investment funds and held at fair value which generally represents observable market prices. Pension liability is determined based on the actuarial cost method factoring in assumptions such as salary increases, expected retirement date, mortality rate, and employee turnover. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate (which is the rate at which the projected benefit obligation could be effectively settled as of the measurement date). The discount rate which is utilized is determined using the spot rate approach whereby the individual spot rates on the Financial Times and Stock Exchange (“FTSE”) above-median yield curve are applied to each corresponding year’s projected cash flow used to measure the respective plan’s service cost and interest cost. Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets, if applicable, based on the market value of assets and amortization of actuarial gains and losses. Net period benefit cost excluding service cost is included within other noninterest expense in the consolidated statements of income. Service cost is included in salaries and employee benefits in the consolidated statements of income. The amortization of actuarial gains and losses for the Defined Benefit Supplemental Executive Retirement Plan ("DB SERP") and Outside Directors' Retainer Continuance Plan (“ODRCP”) is determined using the 10% corridor minimum amortization approach and is taken over the average remaining future service of the plan participants for the ODRCP, and over the average remaining future life expectancy of plan participants for the DB SERP. The amortization of actuarial gains and losses for the Defined Benefit Plan and Benefit Equalization Plan (“BEP”) is determined without using the 10% corridor minimum amortization approach and is taken over the average remaining future service of the plan participants. The overfunded or underfunded status of the plans is recorded as an asset or liability on the consolidated balance sheets, with changes in that status recognized through other comprehensive income, net of related taxes. Funded status represents the difference between the projected benefit obligation of the plan and the market value of the plan’s assets.
Derivative Financial Instruments. Derivative instruments are carried at fair value in our financial statements. The accounting for a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. Our derivative instruments that qualify for hedge accounting are classified as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows associated with a recognized asset or liability, or a forecasted transaction). Our derivative instruments not designated as hedging instruments include interest rate swaps, foreign exchange contracts offered to commercial customers to assist them in meeting their financing and investing objectives for their risk management purposes, and risk participation agreements entered into as financial guarantees of performance on customer-related interest rate swap derivatives. The interest rate and foreign exchange risks associated with customer interest rate swaps and foreign exchange contracts are mitigated by entering into similar derivatives having offsetting terms with correspondent bank counterparties.

Fair Value Measurements. “Fair value” is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices as of the measurement date are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment we exercise in determining fair value is greatest for instruments categorized in Level 3.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments–Credit Losses on Financial Instruments and relevant amendments (Topic 326) (“ASU 2016-13”). This update was created to replace the current GAAP method of calculating credit losses. Specifically, the standard replaces the existing incurred loss impairment guidance by requiring immediate recognition of expected credit losses. For financial assets carried at amortized cost that are held at the reporting date (including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets), credit losses are measured based on historical experience, current conditions and reasonable supportable forecasts. The standard also amends existing impairment guidance for available for sale securities, in which credit losses will be recorded as an allowance versus a write-down of the amortized cost basis of the security. It will also allow for a reversal of impairment loss when the credit of the issuer improves. The guidance requires a cumulative effect of the initial application to be recognized in retained earnings at the date of initial application.
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (Topic 326) (“ASU 2018-19”). The amendments in Update No. 2018-19 were intended to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This update requires entities to include expected recoveries of the amortized cost basis previously written off or expected to be written off in the valuation account for purchased financial assets with credit deterioration. In addition, the amendments in this update clarify and improve various aspects of the guidance for ASU 2016-13.
For public entities that meet the definition of a U.S. Securities and Exchange Commission (“SEC”) filer (excluding smaller reporting entities) the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the fiscal years beginning after December 15, 2018. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years.
The Company, which currently qualifies as an emerging growth company (“EGC”) under the JOBS Act, anticipates adopting this standard on January 1, 2022 and is currently assessing the impact of the adoption of this standard on its Consolidated Financial Statements. To date, the Company has been assessing the key differences and gaps between its current allowance methodology and model and those it is considering using upon adoption. The Company has contracted with a vendor and is currently assessing the adequacy of existing loss data and developing models for default and loss estimates. While currently unable to reasonably estimate the impact of adopting ASU 2016-13, it is expected that the impact of adoption will be influenced by the composition, characteristics and quality of the loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
For a description of recent accounting pronouncements that may affect our financial position or results of operations, refer to Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. The financial instruments include commitments to originate loans, unused lines of credit, unadvanced portions of construction loans and standby letters of credit, all of which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

At December 31, 2020, we had $3.8 billion of commitments to originate loans, comprised of $2.3 billion of commitments under commercial loans and lines of credit (including $292.5 million of unadvanced portions of construction loans), $1.2 billion of commitments under home equity loans and lines of credit, $210.2 million in overdraft coverage commitments, $98.5 million of unfunded commitments related to residential real estate loans and $19.2 million in other consumer loans and lines of credit. In addition, at December 31, 2020, we had $60.2 million in standby letters of credit outstanding. We also had $41.2 million in forward commitments to sell loans.
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
These limits reflect our tolerance for interest rate risk over both short-term and long-term horizons. We attempt to manage interest rate risk by identifying, quantifying, and where appropriate, hedging its exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. Our objective is to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within limits that management determines to be prudent, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors and caps.
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then calculate what the net interest income would be for the same period under the assumption that the U.S. Treasury yield curve increases or decreases instantaneously by +200, +300, +400 and -100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column in the table below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at December 31, 2020 precluded the modeling of certain falling rate scenarios, including negative interest rates.

The tables below set forth, as of December 31, 2020 and 2019, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in the U.S. Treasury yield curve.
Interest Rate Sensitivity

	As of December 31, 2020
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$571,842	50.0%
300	524,847	37.7%
200	478,307	25.5%
Flat	381,259	—%
(100)	362,186	(5.0)%

	As of December 31, 2019
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$433,300	5.2%
300	428,186	4.0%
200	422,881	2.7%
Flat	411,704	—%
(100)	395,697	(3.9)%
(1)Assumes an immediate uniform change in interest rates at all maturities, except in the down 100 basis points scenario, where rates are floored at zero at all maturities.
The tables above indicate that at December 31, 2020 and 2019, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced a 25.5% and 2.7% increase, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 100 basis points decrease in interest rates, we would have experienced a 5.0% and a 3.9% decrease at December 31, 2020 and 2019, respectively, in net interest income, on an FTE basis. Management may use interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates.
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The table below represents an analysis of our interest rate risk (excluding the effect of our pension plans) as measured by the estimated changes in our EVE model, resulting from an instantaneous and sustained parallel shift in the yield curve (+200, +300, +400 basis points and -100 basis points) at December 31, 2020 and 2019. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at December 31, 2020 precluded the modeling of certain falling rate scenarios, including negative interest rates.
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.

EVE Interest Rate Sensitivity

Change in Interest Rate (basis points) (1)	Estimated EVE (2)	As of December 31, 2020		EVE as a Percentage of Total Assets (3)
		Estimated Increase (Decrease) in EVE from Level
		Amount	Percent
	(Dollars in thousands)
400	$4,385,795	$452,022	11.5%	29.09%
300	4,297,682	363,909	9.3%	28.06%
200	4,205,867	272,094	6.9%	27.00%
Flat	3,933,773	—	—	24.38%
(100)	3,663,432	(270,341)	(6.9)%	22.65%

Change in Interest Rate (basis points) (1)	Estimated EVE (2)	As of December 31, 2019		EVE as a Percentage of Total Assets (3)
		Estimated Increase (Decrease) in EVE from Level
		Amount ($)	Percent (%)
	(Dollars in thousands)
400	$2,446,754	$14,005	0.6%	22.51%
300	2,453,287	20,538	0.8%	22.11%
200	2,457,642	24,893	1.0%	21.67%
Flat	2,432,749	—	—	20.52%
(100)	2,364,175	(68,574)	(2.8)%	19.54%
(1)Assumes an immediate uniform change in interest rates at all maturities, except in the down 100 basis points scenario, where rates are floored at zero at all maturities.
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
The net proceeds from our IPO significantly increased our liquidity and capital resources at both Eastern Bankshares, Inc. and Eastern Bank. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest and dividend income. However, due to the increase in equity resulting form the net proceeds raised in our IPO, our return on equity has been and will continue to be adversely affected until we can effectively employ the proceeds of the offering.
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and due from banks and securities classified as available for sale. In the future, our liquidity position will be affected by the level of customer deposits and payments, as well as acquisitions, dividends, and stock repurchases in which we may engage. We believe that our existing resources will be sufficient to meet the liquidity and capital requirements of our operations for the foreseeable future.
We participate in the IntraFi Network (formerly “Promontory”), which allows us to provide access to multi-million dollar FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At December 31, 2020 and 2019, we had a total of $364.8 million and $176.3 million of IntraFi Network one-way sell deposits, respectively. These deposits could have been repurchased as reciprocal deposits and should be considered a source of liquidity.
Although customer deposits remain our preferred source of funds, maintaining additional back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At December 31, 2020, we had $14.6 million in outstanding advances and the ability to borrow up to an additional $1.6 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston as well as the Paycheck Protection Program Liquidity Facility. At December 31, 2020, we had a $503.5 million collateralized line of credit from the Federal Reserve Bank of Boston with no outstanding balance. Additionally, we had $1.0 billion in PPP loans that could have been pledged to the Paycheck Protection Program Liquidity Facility. We had a total of $620.0 million of discretionary lines of credit at December 31, 2020.
Sources of Liquidity

	As of December 31,
	2020		2019
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi Network deposits	$—	$364,794	$93,539	$176,346
Federal Home Loan Bank (1)	14,624	1,581,016	18,964	1,822,955
Federal Reserve Bank of Boston (2)	—	503,512	—	636,960
Federal Reserve Paycheck Protection Program Liquidity Facility	—	1,026,117	—	—
Unsecured lines of credit	—	620,000	—	555,000
Total deposits	$14,624	$4,095,439	$112,503	$3,191,261
(1)As of December 31, 2020, loans have been pledged to the FHLBB with a carrying value of $2.4 billion to secure additional borrowing capacity. As of December 31, 2019, loans and securities were pledged to the FHLBB with a carrying value of $1.5 billion and $0.9 billion, respectively, to secure additional borrowing capacity.
(2)Loans with a carrying value of $0.9 billion and $1.0 billion at December 31, 2020 and 2019, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
We believe that advanced preparation, early detection, and prompt responses can avoid, minimize, or shorten potential liquidity crises. Our Board of Directors and our Asset Liability Committee have put a liquidity contingency plan in place to establish methods for assessing and monitoring risk levels, as well as potential responses during unanticipated stress events. As part of its risk management framework, we perform periodic liquidity stress testing to assess our need for liquid assets as well as backup sources of liquidity.
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At December 31, 2020 and 2019, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. The amounts below assume the contractual obligations and commitments will run through the end of the applicable term and, as such, do not include early termination fees or penalties where applicable. The following table summarizes our contractual obligations, other commitments and contingencies at December 31, 2020.

Contractual Obligations, Commitments and Contingencies

	Less Than One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(In thousands)
Commitments to extend credit (1)	$2,051,352	$699,154	$197,111	$871,335	$3,818,952
Standby letters of credit	57,938	2,081	202	—	60,221
Operating lease obligations	13,801	22,041	10,940	6,299	53,081
FHLB advances	—	1,412	2,309	10,903	14,624
Forward commitments to sell loans	41,160	—	—	—	41,160
Total	$2,164,251	$724,688	$210,562	$888,537	$3,988,038
(1)Unused commitments that are deemed to be unconditionally cancellable are included in the less than one year category in the above table.
Impact of Inflation and Changing Prices
The financial nature of our Consolidated Financial Statements and related notes thereto presented elsewhere in this Annual Report on Form 10-K is more clearly affected by changes in interest rates than by inflation. Interest rates do not necessarily fluctuate in the same direction or in the same magnitude as the prices of goods and services. However, as prices and money supply grow, interest rates are affected by inflationary expectations, which in turn affects our business. The impact on our business is noted in the increase in the size of loan requests with resulting growth in total assets. In addition, operating expenses may increase without a corresponding increase in productivity. There is no precise method to measure the effects of inflation on our Consolidated Financial Statements and related notes thereto presented elsewhere in this Annual Report on Form 10-K. Accordingly, any examination or analysis of the Consolidated Financial Statements and related notes thereto presented elsewhere in this Annual Report on Form 10-K should take into consideration the possible effects of inflation.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is included in Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management of Market Risk.”

ITEM 8. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastern Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastern Bankshares, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002
Boston, Massachusetts
March 29, 2021

EASTERN BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(In thousands)
ASSETS
Cash and due from banks	$116,591	$135,503
Short-term investments	1,937,479	227,099
Cash and cash equivalents	2,054,070	362,602
Securities:
Trading	—	961
Available for sale	3,183,861	1,508,236
Total securities	3,183,861	1,509,197
Loans held for sale	1,140	26
Loans:
Commercial and industrial	1,995,016	1,642,184
Commercial real estate	3,573,630	3,535,441
Commercial construction	305,708	273,774
Business banking	1,339,164	771,498
Residential real estate	1,370,957	1,428,630
Consumer home equity	868,270	933,088
Other consumer	277,780	402,431
Total loans	9,730,525	8,987,046
Less: allowance for loan losses	(113,031)	(82,297)
Less: unamortized premiums, net of unearned discounts and deferred fees	(23,536)	(5,565)
Net loans	9,593,958	8,899,184
Federal Home Loan Bank stock, at cost	8,805	9,027
Premises and equipment	49,398	57,453
Bank-owned life insurance	78,561	77,546
Goodwill and other intangibles, net	376,534	377,734
Deferred income taxes, net	13,229	28,207
Prepaid expenses	148,680	61,336
Other assets	455,954	246,463
Total assets	$15,964,190	$11,628,775
LIABILITIES AND EQUITY
Deposits:
Demand	$4,910,794	$3,517,447
Interest checking accounts	2,380,497	1,814,327
Savings accounts	1,256,736	971,119
Money market investment	3,348,898	2,919,360
Certificates of deposit	258,859	329,139
Total deposits	12,155,784	9,551,392
Borrowed funds:
Federal funds purchased	—	201,082
Federal Home Loan Bank advances	14,624	18,964
Escrow deposits of borrowers	13,425	15,349
Total borrowed funds	28,049	235,395
Other liabilities	352,305	241,835
Total liabilities	12,536,138	10,028,622
Commitments and contingencies (see footnote 16)	—	—
Shareholders' Equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 186,758,154 shares issued and outstanding at December 31, 2020	1,868	—
Additional paid in capital	1,854,068	—
Unallocated common shares held by the Employee Stock Ownership Plan	(147,725)	—
Retained earnings	1,665,607	1,644,000
Accumulated other comprehensive income, net of tax	54,234	(43,847)
Total shareholders' equity	3,428,052	1,600,153
Total liabilities and equity	$15,964,190	$11,628,775
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$372,152	$402,092	$369,148
Taxable interest and dividends on available for sale securities	31,825	31,400	31,988
Non-taxable interest and dividends on available for sale securities	7,588	8,306	9,585
Interest on federal funds sold and other short-term investments	1,757	2,977	3,412
Interest and dividends on trading securities	6	242	1,033
Total interest and dividend income	413,328	445,017	415,166
Interest expense:
Interest on deposits	11,315	27,301	17,384
Interest on borrowings	762	6,452	7,738
Total interest expense	12,077	33,753	25,122
Net interest income	401,251	411,264	390,044
Provision for allowance for credit losses	38,800	6,300	15,100
Net interest income after provision for credit losses	362,451	404,964	374,944
Noninterest income:
Insurance commissions	94,495	90,587	91,885
Service charges on deposit accounts	21,560	27,043	26,897
Trust and investment advisory fees	21,102	19,653	19,128
Debit card processing fees	10,277	10,452	16,162
Interest rate swap (losses) income	(1,381)	4,362	5,012
Income (losses) from investments held in rabbi trusts	10,337	9,866	(1,542)
(Losses) gains on trading securities, net	(4)	1,297	2,156
Gains on sales of mortgage loans held for sale, net	7,066	795	397
Gains on sales of securities available for sale, net	288	2,016	50
Other	14,633	16,228	20,450
Total noninterest income	178,373	182,299	180,595
Noninterest expense:
Salaries and employee benefits	261,827	252,238	239,349
Office occupancy and equipment	33,796	36,458	35,480
Data processing	45,259	45,939	45,260
Professional services	18,902	15,958	14,812
Charitable contributions	95,272	12,905	13,251
Marketing	8,879	9,619	11,100
Loan expenses	6,727	4,593	3,852
FDIC insurance	3,734	1,878	4,180
Amortization of intangible assets	2,857	3,542	3,891
Other	27,670	29,554	26,753
Total noninterest expense	504,923	412,684	397,928
Income before income tax expense	35,901	174,579	157,611
Income tax expense	13,163	39,481	34,884
Net income	$22,738	$135,098	$122,727
Basic earnings per share	$0.13	$—	$—
Diluted earnings per share	$0.13	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$22,738	$135,098	$122,727
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	23,874	41,158	(30,525)
Net change in fair value of cash flow hedges	14,191	12,636	2,988
Net change in other comprehensive income for defined benefit postretirement plans	60,016	(21,880)	7,437
Total other comprehensive income	98,081	31,914	(20,100)
Total comprehensive income	$120,819	$167,012	$102,627
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2017	—	$—	$—	$1,379,006	$(48,492)	$—	$1,330,514
Opening balance reclassification (1)
Unrealized appreciation on securities available for sale	—	—	—	(1,953)	1,953	—	—
Actuarial net loss of defined benefit pension plans				9,122	(9,122)		—
Net income	—	—	—	122,727	—	—	122,727
Other comprehensive income, net of tax	—	—	—	—	(20,100)	—	(20,100)
Balance at December 31, 2018	—	—	—	1,508,902	(75,761)	—	1,433,141
Net income	—	—	—	135,098	—	—	135,098
Other comprehensive income, net of tax	—	—	—	—	31,914	—	31,914
Balance at December 31, 2019	—	—	—	1,644,000	(43,847)	—	1,600,153
Cumulative effect accounting adjustment (2)	—	—	—	(1,131)	—	—	(1,131)
Net income	—	—	—	22,738	—	—	22,738
Other comprehensive income, net of tax	—	—	—	—	98,081	—	98,081
Proceeds of stock offering and issuance of common shares (net of costs of $28.9 million )	179,287,828	1,793	1,762,187	—	—	—	1,763,980
Issuance of common shares donated to the Eastern Bank Charitable Foundation	7,470,326	75	91,212	—	—	—	91,287
Purchase of common shares by the ESOP (14,940,652 shares)	—	—	—	—	—	(149,407)	(149,407)
ESOP shares committed to be released	—	—	669	—	—	1,682	2,351
Balance at December 31, 2020	186,758,154	$1,868	$1,854,068	$1,665,607	$54,234	$(147,725)	$3,428,052
(1)Represents adjustments needed to reflect the cumulative impact on retained earnings for reclassification of the income tax effect attributable to accumulated other comprehensive income, as a result of the Tax Cuts and Jobs Act (the “Tax Act”). Pursuant to the Company’s adoption of Accounting Standards Update 2018-02, the Company elected to reclassify amounts stranded in other comprehensive income to retained earnings.
(2)Represents cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2016-02 Leases. The transition adjustment to the opening balance of retained earnings on January 1, 2020 amounted to $1.1 million, net of tax, related to an incremental accrued rent adjustment calculated as a result of electing the hindsight practical expedient.
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019	2018

Operating activities
Net income	$22,738	$135,098	$122,727
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	38,800	6,300	15,100
Depreciation and amortization	15,827	19,482	20,068
Change in unamortized net loan costs and premiums	(14,574)	5,130	1,491
Deferred income tax expense (benefit)	(20,359)	1,376	(4,878)
Amortization of investment security premiums and discounts	5,585	3,063	3,256
Right-of-use asset amortization	12,082	—	—
Increase in cash surrender value of bank-owned life insurance	(2,188)	(2,112)	(15)
Gain on life insurance benefits	(174)	—	—
Net gain on sale of securities available for sale	(288)	(2,016)	(50)
Mark to market on loans held for sale	19	—	—
Amortization of gains from terminated interest rate swaps	(15,889)	—	—
Loss on sale and impairment of premises and equipment held for use	73	271	145
Net gain on other real estate owned	(606)	—	—
ESOP expense	2,351	—	—
Issuance of common shares donated to the Eastern Bank Charitable Foundation (1)	91,287	—	—
Change in:
Trading securities	961	51,938	(6,108)
Loans held for sale	(1,133)	(4)	2,332
Prepaid pension expense	(24,055)	(11,031)	11,237
Other assets	(89,590)	(30,952)	21,536
Other liabilities	48,984	19,680	18,168
Net cash provided by operating activities	69,851	196,223	205,009
Investing activities
Proceeds from sales of securities available for sale	9,097	47,985	11,672
Proceeds from maturities and principal paydowns of securities available for sale	452,392	204,065	162,425
Purchases of securities available for sale	(2,111,773)	(252,571)	(167,584)
Proceeds from sale of Federal Home Loan Bank stock	749	42,034	18,346
Purchases of Federal Home Loan Bank stock	(527)	(33,102)	(12,035)
Contributions to low income housing tax credit investments	(12,372)	(6,349)	(3,270)
Contributions to other equity investments	(4,395)	(4,545)	(146)
Distributions from other equity investments	201	62	226
Proceeds from life insurance policies	1,347	—	743
Net increase in outstanding loans	(719,041)	(135,666)	(637,518)
Acquisition of businesses, net of cash acquired	(1,363)	—	(11,500)
Proceeds from sale of portion of insurance agency business	—	—	571
Purchased banking premises and equipment, net	(5,144)	(7,187)	(9,034)
Proceeds from sale of other real estate owned	646	—	—
Net cash used in investing activities	(2,390,183)	(145,274)	(647,104)
Financing activities
Net increase in demand, savings, interest checking, and money market investment deposit accounts	2,674,672	297,708	485,087
Net (decrease) increase in time deposits	(70,280)	(145,809)	98,954
Net decrease in borrowed funds	(207,346)	(98,892)	(192,218)
Contingent consideration paid	(165)	(716)	(1,173)
Proceeds from issuance of common shares	1,792,878	—	—
Purchase of shares by the ESOP	(149,407)	—	—
Payment of deferred offering costs	(28,552)	(346)	—
Net cash provided by financing activities	4,011,800	51,945	390,650
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,691,468	102,894	(51,445)
Cash, cash equivalents, and restricted cash at beginning of period	362,602	259,708	311,153
Cash, cash equivalents, and restricted cash at end of period	$2,054,070	$362,602	$259,708

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$13,684	$34,217	$23,732
Income taxes	35,128	31,308	29,731
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$25,816	$10,000	$13,000
Initial recognition of operating lease right-of-use assets upon adoption of ASU 2016-02	92,948	—	—
Initial recognition of operating lease liabilities upon adoption of ASU 2016-02	96,426	—	—
(1)Represents a non-cash common stock donation of 7,470,326 shares at a fair value of $91.3 million to the Eastern Bank Charitable Foundation. The donation is included in charitable contributions as a non-interest expense in the Consolidated Income Statement for the year ended December 31, 2020.
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Corporate Structure and Nature of Operations; Conversion and Reorganization; Basis of Presentation
Corporate Structure and Nature of Operations
Eastern Bankshares, Inc., a Massachusetts corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiaries, Eastern Bank (the “Bank”) and Eastern Insurance Group LLC, the Company provides a variety of banking, trust and investment services, and insurance services, through its full-service bank branches and insurance offices, located primarily in Eastern Massachusetts, southern and coastal New Hampshire and Rhode Island. Eastern Insurance Group LLC is a wholly-owned subsidiary of the Bank.
The activities of the Company are subject to the regulatory supervision of the board of governors of the Federal Reserve system (“Federal Reserve”). The activities of the Bank are subject to the regulatory supervision of the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). The Company and the activities of the Bank are also subject to various Massachusetts and New Hampshire business and banking regulations.
Conversion and Reorganization
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
Pursuant to the Plan, eligible account holders have received an interest in a liquidation account maintained by the Company in an amount equal to (i) Eastern Bank Corporation’s ownership interest in the Bank’s total shareholders’ equity as of March 31, 2020, the date of the latest statement of financial position included in the latest prospectus filed with the U.S. Securities and Exchange Commission (“SEC”) for the Company's initial public offering (“IPO”), plus (ii) the value of the net assets of Eastern Bank Corporation as of March 31, 2020 (excluding its ownership of Eastern Bank). Also pursuant to the Plan, a parallel liquidation account maintained at the Bank was established to support the Company’s liquidation account in the event the Company does not have sufficient assets to fund its obligations under its liquidation account. The Company and the Bank will hold the liquidation accounts for the benefit of eligible account holders who continue to maintain deposits in the Bank. The Company is not permitted to pay dividends on its capital stock if the shareholders’ equity of the Company would be reduced below the amount of the liquidation account. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.
Basis of Presentation
The Company’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and its Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) as well as the rules and interpretive releases of the SEC under the authority of federal securities laws.
The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which it holds a controlling financial interest through being the primary beneficiary or through holding a majority of the voting interest. All intercompany accounts and transactions have been eliminated in consolidation.
Certain previously reported amounts have been reclassified to conform to the current year's presentation.

2. Summary of Significant Accounting Policies
Use of Estimates
In preparing the Consolidated Financial Statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods reported. Actual results could differ from those estimates based on changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, valuation and fair value measurements, other-than-temporary impairment on investment securities, the liabilities for benefit obligations (particularly pensions), the provision for income taxes and impairment of goodwill and other intangibles.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and amounts due from banks, federal funds sold, and other short-term investments including restricted cash pledged, all of which have an original maturity of 90 days or less. Cash and cash equivalents includes $49.2 million and $22.2 million of restricted cash pledged as collateral at December 31, 2020 and 2019, respectively, which for purposes of the Company’s consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.
Securities
Debt securities are classified at the time of purchase as either “trading,” “available for sale” or “held to maturity.” Equity securities are measured at fair value with changes in the fair value recognized through net income. Debt securities that are bought and held principally for the purpose of resale in the near terms are classified as trading securities and recorded at fair value, with subsequent changes in fair value included in net income. Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held to maturity securities and recorded at amortized cost.
Debt securities not classified as either trading or held to maturity are classified as available for sale and recorded at fair value, with changes in fair value excluded from net income and reported in other comprehensive income, net of related tax. Amortization of premiums and accretion of discounts are computed using the effective interest rate method.
Management evaluates impaired securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, current market conditions, the financial condition and near-term prospects of the issuer, performance of collateral underlying the securities, the ratings of the individual securities, the interest rate environment, the Company’s intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.
If a decline in fair value below the amortized cost basis of an investment is judged to be other than temporary, the investment is written down to fair value. The portion of the impairment related to credit losses is included in net income, and the portion of the impairment related to other factors is included in other comprehensive income. Gains and losses on sales of securities are recognized at the time of sale on the specific-identification basis.
Loans
Loans are reported at their principal amount outstanding, net of deferred loan fees and any unearned discount or unamortized premium for acquired loans. Unearned discount and unamortized premium are accreted and amortized, respectively, to interest and dividend income on a basis that results in level rates of return over the terms of the loans. For originated loans, origination fees and related direct incremental origination costs are offset, and the resulting net amount is deferred and amortized over the life of the related loans using the interest method, assuming a certain level of prepayments. When loans are sold or repaid, the unamortized fees and costs are recorded to interest and dividend income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on non-accrual status. For acquired loans with no signs of credit deterioration at acquisition, interest income is also accrued based upon the daily principal amount outstanding, adjusted further by the accretion of any discount or amortization of any premium associated with the loan.

Non-performing Loans (“NPLs”)
Non-accrual Loans
Interest accruals are generally discontinued when management has determined that the borrower may be unable to meet contractual obligations and/or when loans are 90 days or more past due. Exceptions may be made if management believes that collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest or the loan is accounted for as a purchased credit-impaired loan. When a loan is placed on non-accrual, all interest previously accrued but not collected is reversed against current period income and amortization of deferred loan fees is discontinued. Interest received on non-accrual loans is either applied against principal or reported as income according to management’s judgment as to the collectability of principal. Non-accrual loans may be returned to an accrual status when principal and interest payments are no longer delinquent, and the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectability of principal and interest. Loans are considered past due based upon the number of days delinquent according to their contractual terms. Non-accrual loans and loans that are more than 90 days past due but still accruing interest are considered NPLs.
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
Troubled Debt Restructured (“TDR”) Loans
In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR. Modifications may include adjustments to interest rates, extensions of maturity, consumer loans where the borrower’s obligations have been effectively discharged through Chapter 7 bankruptcy and the borrower has not reaffirmed the debt to the Company, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. All TDR loans are considered impaired and therefore are subject to a specific review for impairment loss. The impairment analysis discounts the present value of the anticipated cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification or the fair value of collateral if the loan is collateral dependent. The amount of impairment loss, if any, is recorded as a specific loss allocation to each individual loan in the allowance for loan losses. Commercial loans (commercial and industrial, commercial real estate, commercial construction, and business banking loans) and residential loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell.
The Company’s policy is to retain any restructured loans, which are on non-accrual status prior to being modified, on non-accrual status for approximately six months subsequent to being modified before the Company considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, the Company reviews it to determine if the modified loan should remain on accrual status.
Purchased Credit-impaired (“PCI”) Loans
At acquisition, loans that have evidence of deterioration in credit quality since origination and for which it is probable that all contractually required payments will not be collected are initially recorded at fair value with no valuation allowance. Such loans are deemed to be PCI loans. Under the accounting model for PCI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as non-accrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “non-accretable difference,” includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans.

The estimate of cash flows expected to be collected is regularly re-assessed subsequent to acquisition. These re-assessments involve updates, as necessary, of the key assumptions and estimates used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by:
•Changes in the expected principal and interest payments over the estimated life – Changes in expected cash flows may be driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows resulting from loan modifications are included in the assessment of expected cash flows.
•Change in prepayment assumptions – Prepayments affect the estimated life of the loans, which may change the amount of interest income expected to be collected.
•Change in interest rate indices for variable rate loans – Expected future cash flows are based, as applicable, on the variable rates in effect at the time of the assessment of expected cash flows.
A decrease in expected cash flows in subsequent periods may indicate that the loan is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods serves, first, to reduce any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the non-accretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans.
A PCI loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. For PCI loans accounted for on an individual loan basis and resolved directly with the borrower, any amount received from resolution in excess of the carrying amount of the loan is recognized and reported within interest income.
A refinancing or modification of a PCI loan accounted for individually is assessed to determine whether the modification represents a TDR. If the loan is considered to be a TDR, it will be included in the total impaired loans reported by the Company. The loan will continue to recognize interest income based upon the excess of cash flows expected to be collected over the carrying amount of the loan.
Allowance for Loan Losses
The allowance for loan losses is established to provide for probable losses incurred in the Company’s loan portfolio at the balance sheet date and is established through a provision for loan losses charged to net income. The allowance is based on management’s assessment of many factors, including the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs. Charge-offs, net of recoveries, are charged directly to the allowance. Commercial and residential loans are charged-off in the period in which they are deemed uncollectible. Delinquent loans in these product types are subject to ongoing review and analysis to determine if a charge-off in the current period is appropriate. For consumer finance loans, policies and procedures exist that require charge-off consideration upon a certain triggering event depending on the product type. Charge-off triggers include: 120 days delinquent for automobile, home equity, and other consumer loans with the exception of cash reserve loans for which the trigger is 150 days delinquent; death of the borrower; or Chapter 7 bankruptcy. In addition to those events, the charge-off determination includes other loan quality indicators, such as collateral position and adequacy or the presence of other repayment sources.
The allowance for loan losses is evaluated on a regular basis by management. While management uses current information in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions or conditions relative to borrowers differ substantially from the assumptions used in making the evaluation. Management uses a methodology to systematically estimate the amount of loss incurred in the portfolio. The Company’s commercial real estate, commercial and industrial, commercial construction and business banking loans are evaluated using a loan rating system, historical losses and other factors which form the basis for estimating incurred losses. Homogeneous populations of loans, including residential mortgages and consumer loans, are analyzed as groups taking into account delinquency ratios, historical loss experience and charge-offs.
The allowance consists of specific and general components. The specific component consists of reserves for impaired loans (defined as those where management has determined it is probable it will not collect all payments when due), typically classified as either doubtful or substandard. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than the carrying value of the loan. The general component covers non-impaired, non-classified loans and is based on the Company’s historical loss experience adjusted for qualitative factors, including internal infrastructure factors, external macroeconomic factors, internal portfolio factors and external industry data, all customized to loan pools that include loans with similar characteristics.

In the ordinary course of business, the Company enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet.
Additionally, various regulatory agencies, as an integral part of the Company’s examination process, periodically assess the appropriateness of the allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs, in accordance with GAAP.
Mortgage Banking Activities
Mortgage loans held for sale to the secondary market are carried at the lower of cost or estimated market value on an individual loan basis. The Company enters into commitments to fund residential mortgage loans with an offsetting forward commitment to sell them in the secondary markets in order to mitigate interest rate risk. Gains or losses on sales of mortgage loans are recognized in the consolidated statements of income at the time of sale. Interest income is recognized on loans held for sale between the time the loan is funded and the loan is sold. Direct loan origination costs and fees are deferred upon origination and are recognized in the consolidated statements of income on the date of sale.
Other Real Estate Owned
OREO consists of properties and other assets acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. OREO is recorded in other assets in consolidated balance sheets, on an individual asset basis at the lower of cost or fair value, less estimated selling costs. The Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of December 31, 2020 and 2019, the Company’s OREO was immaterial.
Federal Home Loan Bank Stock
The Company, as a member of the Federal Home Loan Bank ("FHLB") of Boston, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions, the stock has no quoted market value and is carried at cost.
Premises and Equipment
Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated lives of the improvements. Expected lease terms include lease options to the extent that the exercise of such options is reasonably assured.
Banking premises and equipment held for sale are carried at the lower of cost or estimated fair value, less estimated costs to sell.
Goodwill and Other Intangible Assets
Acquisitions of businesses are accounted for using the acquisition method of accounting. Accordingly, the net assets of the companies acquired are recorded at their fair values at the date of acquisition. Goodwill represents the excess of purchase price over the fair value of net assets acquired. Other intangible assets represent acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either on its own, or in combination with a related contract, asset, or liability.
The Company evaluates goodwill for impairment at least annually, during the third quarter, or more often if warranted, using a quantitative impairment approach. The quantitative impairment test compares the book value to the fair value of each reporting unit. If the book value exceeds the fair value, an impairment is charged to net income. Management has identified two reporting units for purposes of testing goodwill for impairment: the banking business and the insurance agency business.
Other intangible assets, all of which are definite-lived, are stated at cost less accumulated amortization. The Company evaluates other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recovered. The Company considers factors including, but not limited to, changes in legal factors and business climate that could affect the value of the intangible asset. Any impairment losses are charged to net income. The Company amortizes other intangible assets over their respective estimated useful lives. The estimated useful lives of core deposit identifiable intangible assets fall within a range of seven to ten years and the estimated useful life of customer lists from insurance agency acquisitions is ten years. The estimated useful life of non-compete agreements resulting from insurance agency acquisitions are dependent upon the terms of the agreement. The Company reassesses the useful lives of other intangible assets at least annually, or more frequently based on specific events or changes in circumstances.
Retirement Plans

The Company provides benefits to its employees and executive officers through various retirement plans, including a defined benefit plan, a defined benefit supplemental executive retirement plan, a defined contribution plan, a benefit equalization plan, and an outside directors’ retainer continuance plan.
Effective November 1, 2020, the defined benefit plan and the benefit equalization plan were amended to convert the plans from a traditional final average earnings plan design to a cash balance plan design. Benefits earned under the final average earnings plan design were frozen at October 31, 2020. Starting November 1, 2020, future benefits are earned under the cash balance plan design.
The defined benefit plan benefits are provided through membership in the Savings Banks Employees’ Retirement Association (“SBERA”). The plan is a noncontributory, defined benefit plan (“Defined Benefit Plan”). Under the final average earnings plan design, benefits became fully vested after three years of eligible service for individuals employed on or before October 31, 1989. For individuals employed subsequent to October 31, 1989 and who were already in the Defined Benefit Plan as of November 1, 2020, benefits became fully vested after five years of eligible service. Under the cash balance plan design and for employees who were not already in the Defined Benefit Plan as of November 1, 2020, benefits become fully vested after three years of eligible service. The annual contribution to the Defined Benefit Plan is based upon standards established by the Pension Protection Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future.
The Company also has an unfunded Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) that provides certain retired and currently employed officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. The DB SERP has a plan year end of December 31.
The Company also has an unfunded Benefit Equalization Plan (“BEP”) to provide retirement benefits to certain employees whose retirement benefits under the Defined Benefit Plan are limited per the Internal Revenue Code. The BEP has a plan year end of October 31.
The Company also has an unfunded Outside Directors’ Retainer Continuance Plan (“ODRCP”) that provides pension benefits to outside directors who retire from service. The Outside Directors’ Retainer Continuance Plan has a plan year end of December 31. Effective December 31, 2020, the Company closed the ODRCP to new participants and froze benefit accruals for active participants.
Plan assets are invested in various investment funds and held at fair value which generally represents observable market prices. Pension liability is determined based on the actuarial cost method factoring in assumptions such as salary increases, expected retirement date, mortality rate, and employee turnover. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate (which is the rate at which the projected benefit obligation could be effectively settled as of the measurement date). The discount rate which is utilized is determined using the spot rate approach whereby the individual spot rates on the Financial Times and Stock Exchange (“FTSE”) above-median yield curve are applied to each corresponding year’s projected cash flow used to measure the respective plan’s service cost and interest cost. Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets, if applicable, based on the market value of assets and amortization of actuarial gains and losses. Net period benefit cost excluding service cost is included within other noninterest expense in the consolidated statements of income. Service cost for all plans except the ODRCP is included in salaries and employee benefits in the consolidated statements of income. Service cost for the ODRCP is included in professional services in the consolidated statements of income. The amortization of actuarial gains and losses for the DB SERP and ODRCP is determined using the 10% corridor minimum amortization approach and is taken over the average remaining future service of the plan participants for the ODRCP, and over the average remaining future life expectancy of plan participants for the DB SERP. The amortization of actuarial gains and losses for the Defined Benefit Plan and BEP is determined without using the 10% corridor minimum amortization approach and is taken over the average remaining future service of the plan participants. The overfunded or underfunded status of the plans is recorded as an asset or liability on the consolidated balance sheets, with changes in that status recognized through other comprehensive income, net of related taxes. Funded status represents the difference between the projected benefit obligation of the plan and the market value of the plan’s assets.

Employee Tax Deferred Incentive Plan
The Company has an employee tax deferred incentive plan (“401(k)”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan. The amount contributed by the Company is included in salaries and employee benefits expense.
Defined Contribution Supplemental Executive Retirement Plan
The Company has a defined contribution supplemental executive retirement plan (“DC SERP”), which allows certain senior officers to earn benefits calculated as a percentage of their compensation. The participant benefits are adjusted based upon a deemed investment performance of measurement funds selected by the participant. These measurement funds are for tracking purposes and are used only to track the performance of a mutual fund, market index, savings instrument, or other designated investment or portfolio of investments.
Deferred Compensation
The Company sponsors three plans which allow for elective compensation deferrals by directors, former trustees, and certain senior-level employees. Each plan allows its participants to designate deemed investments for deferred amounts from certain options which include diversified choices, such as exchange traded funds and mutual funds. Portfolios with various risk profiles are available to participants with the approval of the Compensation Committee. The Company purchases and sells investments which track the deemed investment choices, so that it has available funds to meet its payment liabilities. Deferred amounts, adjusted for deemed investment performance, are paid at the time of a participant designated date or event, such as separation from service, death, or disability. The total amounts due to participants under these plans are included in other liabilities on the Company’s consolidated balance sheets.
Employee Stock Ownership Plan (“ESOP”)
ESOP shares are shown as a reduction of equity and are presented in the consolidated statements of shareholders’ equity as unallocated common stock held by ESOP. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are released, unallocated common stock held by ESOP is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital. The loan receivable from the ESOP is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s consolidated balance sheet.
Variable Interest Entities (“VIE”) and Voting Interest Entities (“VOE”)
The Company is involved in the normal course of business with various types of special purpose entities, some of which meet the definition for VIEs and VOEs.
VIEs are entities that possess any of the following characteristics: 1) the total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties; 2) as a group, the holders of the equity investment at risk lack any of the characteristics of a controlling financial interest; or 3) the equity investors’ voting rights are not proportional to the economics, and substantially all of the activities of the entity either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The Company consolidates entities deemed to be VIEs when it, or a wholly-owned subsidiary, is determined to be the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. An enterprise has a controlling financial interest in a VIE if it has both 1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and 2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE.
VOEs are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company generally consolidates VOEs when it, or a wholly-owned subsidiary, holds the majority of the voting interest in the VOE.
Rabbi Trusts
The Company established rabbi trusts to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trusts are considered VIEs as the equity investment at risk is insufficient to permit the trust to finance its activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trusts as it has the power to direct the activities of the rabbi trusts that significantly affect the rabbi trust’s economic performance and it has the obligation to absorb losses of the rabbi trusts that could potentially be significant to the rabbi trusts by virtue of its contingent call options on the rabbi trust’s assets in the event of the Company’s bankruptcy. As the primary beneficiary of these VIEs, the Company consolidates the rabbi trust investments. In general, the rabbi trust investments and any earnings received thereon are accumulated, reinvested and used exclusively for trust purposes. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in the Company’s consolidated balance sheet. Changes in fair value are recorded in noninterest income in the statements of income. These rabbi trust assets are included within other assets in the Company’s consolidated balance sheet.
Tax Credit Investment
Through a wholly-owned subsidiary, the Company is the sole member of a tax credit investment company through which it consolidates a community development entity (“CDE”) that is considered a VIE. The CDE is considered a VIE because as a group, the holders of the equity investment at risk lack any of the characteristics of a controlling financial interest. The tax credit investment company is considered the primary beneficiary of the CDE as it has the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses of and the right to receive benefits from the VIE that potentially could be significant to the VIE.
Bank Owned Life Insurance
The Company holds bank-owned life insurance on the lives of certain participating executives, primarily as a result of mergers and acquisitions of certain insurance agencies. The amount reported as an asset on the balance sheet is the sum of the cash surrender values reported to the Company by the various insurance carriers. Certain policies are split-dollar life insurance policies whereby the Company recognizes a liability for the postretirement benefit related to the arrangement. This postretirement benefit is included in other liabilities on the balance sheet.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. A valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized. Interest and penalties paid on the underpayment of income taxes are classified as income tax expense.
The Company periodically evaluates the potential uncertainty of its tax positions as to whether it is more likely than not its position would be upheld upon examination by the appropriate taxing authority. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the Consolidated Financial Statements. The tax position is measured at the largest amount of benefit that management believes is greater than 50% likely of being realized upon settlement.
Low Income Housing Tax Credits and Other Tax Credit Investments
As part of its community reinvestment initiatives, the Company primarily invests in qualified affordable housing projects in addition to other tax credit investment projects. The Company receives low-income housing tax credits, investment tax credits, rehabilitation tax credits, solar tax credits and other tax credits as a result of its investments in these limited partnership investments.
The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated to the Company. The amortization of the excess of the carrying amount of the investment over its estimated residual value is included as a component of income tax expense. At investment inception, the Company records a liability for the committed amount of the investment; this liability is reduced as contributions are made.
The Company evaluates investments in tax credit investment companies for consolidation based on the variable or voting interest entity guidance, as appropriate. Other tax credit investment projects are accounted for using either the cost method or equity method.

Advertising Costs
All advertising costs are expensed in the period in which they are incurred. Advertising costs were not significant for any periods presented.
Insurance Commissions
Through Eastern Insurance Group LLC, the Company acts as an agent in offering property, casualty, and life and health insurance to both consumer and commercial customers. Insurance commissions consist of the several types of insurance revenue related to insurance policy sales. The Company earns a fixed commission on the sale of these insurance products and services and may occasionally earn a bonus commission if certain volume thresholds are met. The Company recognizes insurance commission revenues as performance obligations of underlying agreements are satisfied, which is typically the effective date of the insurance policy. Additionally, for certain types of insurance products, the Company may earn and recognize revenue related to the annual residual commissions commensurate with annual premiums being paid. The Company’s contracts typically contain a single, material distinct performance obligation, therefore the Company does not estimate standalone selling prices as the entire transaction price is allocated to the single performance obligation.
The Company also earns profit sharing revenue from insurers whom they place into business. Such revenues are considered performance bonuses based upon certain performance metrics. This amount can vary from period to period and is difficult to predict. Therefore, the Company does not recognize revenue until it has concluded that a significant revenue reversal will not occur in future periods.
Trust Operations
The Bank is a full-service trust company that provides a wide range of trust services to customers that includes managing customer investments, safekeeping customer assets, supplying disbursement services, and providing other fiduciary services. Trust assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets as they are not assets of the Company. The fees charged are variable based on various factors such as the Company’s responsibility, the type of account, and account size. Revenue from administrative and management activities associated with these assets is recognized as performance obligations of underlying agreements are satisfied.
Derivative Financial Instruments
Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. At the inception of a hedge, the Company documents certain items, including, but not limited to, the following: the relationship between hedging instruments and hedged items, the Company’s risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions.
The Company’s derivative instruments that are designated and qualify for hedge accounting are classified as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows associated with a recognized asset or liability, or a forecasted transaction). As such, changes in the fair value of the designated hedging instrument that is included in the assessment of hedge effectiveness are recorded in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. Such reclassifications shall be presented in the same income statement line item as the net income effect of the hedged item. If the hedging instrument is not highly effective at achieving offsetting cash flows attributable to the revised contractually specified interest rate(s), hedge accounting will be discontinued. At that time, accumulated other comprehensive income would be frozen and amortized, as long as the forecasted transactions are still probable of occurring. If a cash flow hedge is terminated, hedge accounting treatment would be retained, and accumulated other comprehensive income would be frozen and amortized, as long as the forecasted transactions are still probable of occurring.
The Company’s derivative instruments not designated as hedging instruments are recorded at fair value and changes in fair value are recognized in other noninterest income. Derivative instruments not designated as hedging instruments include interest rate swaps, foreign exchange contracts offered to commercial customers to assist them in meeting their financing and investing objectives for their risk management purposes, and risk participation agreements entered into as financial guarantees of performance on customer-related interest rate swap derivatives. The interest rate and foreign exchange risks associated with customer interest rate swaps and foreign exchange contracts are mitigated by entering into similar derivatives having offsetting terms with correspondent bank counterparties.

All derivative financial instruments eligible for clearing are cleared through the Chicago Mercantile Exchange (“CME”). In accordance with its amended rulebook, CME legally characterizes variation margin payments made to and received from the CME as settlement of derivatives rather than as collateral against derivatives.
Fair Value Measurements
ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able and willing to transact. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3 – Prices or valuations that require unobservable inputs that reflect the Company’s own assumptions that are significant to the fair value measurement.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Leases
The Company leases certain office space and equipment under various non-cancelable operating leases, some of which have renewal options to extend lease terms. At lease inception, the Company evaluates the lease terms to determine if the lease should be classified as an operating lease or a finance lease and recognizes a right of use (“ROU”) asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the Company’s incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. The Company has elected the short-term lease recognition exemption for all leases that qualify.
Earnings Per Share
Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options awards and are determined using the treasury stock method.
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and evaluate performance. The Company has determined that its CODM is its President and Chief Executive Officer. The Company has two reportable segments: its banking business, which consists of a full range of banking lending, savings, and small business offerings, and its wealth management and trust operations; and its insurance agency business, which consists of insurance-related activities.

Recent Accounting Pronouncements
The Company qualifies as an emerging growth company under the Jumpstart Our Business Act of 2012 (“JOBS Act”) and has elected to defer the adoption of new or revised accounting standards until the nonpublic company effective dates.
Relevant standards that were recently issued but not yet adopted as of December 31, 2020:

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-4”). This update addresses optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. For public and nonpublic entities, the guidance is effective as of March 12, 2020 through December 31, 2022 and does not apply to contract modifications made after December 31, 2022. The Company will adopt this standard on the nonpublic company effective date and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact of the transition away from LIBOR. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-1”) which expands the scope of guidance in ASC 848 so that companies can apply the optional expedients to derivative instruments affected by the clearinghouse changes. ASU 2021-01 also clarifies and updates several items in ASU 2020- 04 as part of the Board of Director’s monitoring of global reference rate reform activities. ASU 2021-01 permits entities to elect certain optional expedients and exceptions to modifications of interest rate indexes used for discounting, margining, or contract price alignment of derivative contracts and certain hedging relationships. ASU 2021-01 clarifies other aspects of the guidance in ASC 848 and provides new guidance on how to address the effects of the cash compensation adjustment that is provided as part of the above change on certain aspects of hedge accounting. The guidance was effective upon issuance and allows for retrospective or prospective application with certain conditions. The Company did not elect retrospective application. The adoption of this update did not have a material impact on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses on Financial Instruments and relevant amendments (Topic 326) (“ASU 2016-13”). This update was created to replace the current GAAP method of calculating credit losses. Specifically, the standard replaces the existing incurred loss impairment guidance by requiring immediate recognition of expected credit losses. For financial assets carried at amortized cost that are held at the reporting date (including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets), credit losses are measured based on historical experience, current conditions and reasonable supportable forecasts. The standard also amends existing impairment guidance for available for sale securities, in which credit losses will be recorded as an allowance versus a write-down of the amortized cost basis of the security. It will also allow for a reversal of impairment loss when the credit of the issuer improves. The guidance requires a cumulative effect of the initial application to be recognized in retained earnings at the date of initial application.
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“Update 2018-19”). The amendments in Update No. 2018-19 were intended to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases (See further discussion below). In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This update requires entities to include expected recoveries of the amortized cost basis previously written off or expected to be written off in the valuation account for purchased financial assets with credit deterioration. In addition, the amendments in this update clarify and improve various aspects of the guidance for ASU 2016-13.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic in the United States to provide economic relief measures including the option to defer adoption of ASU 2016-13 to the earlier of the ending of the national emergency declaration related to the COVID-19 crisis or December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act (the “Appropriations Act”) was enacted to fund the federal government through their fiscal year, extend certain expiring tax provisions and provide additional emergency relief to individuals and businesses related to the COVID-19 pandemic in the United States. Included within the provisions of the Appropriations Act is an extension of the adoption date for ASU 2016-13 from December 31, 2020 to the earlier of January

1, 2022 or 60 days after the date on which the COVID-19 national emergency terminates. The Company anticipates deferring adoption of this standard to January 1, 2022.
To address the impact of ASU 2016-13, the Company has formed a committee, including the Chief Credit Officer, the Chief Financial Officer, and Chief Information Officer, to assist in identifying, implementing, and evaluating the impact of the required changes to loan loss estimation models and processes. The Company has evaluated portfolio segmentation and is currently evaluating methodologies and the control environment under the new standard. A third party has been engaged to assist the Company in project management, documentation, model governance and related internal controls implementation. The Company is currently assessing the impact of the new standard on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20) Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). This update modifies the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. For public companies, ASU 2018-14 is effective for fiscal years ending after December 15, 2020. For nonpublic companies, ASU 2018-14 is effective for fiscal years ending after December 15, 2021. Early adoption is permitted. The Company will adopt this standard on the nonpublic company effective date. The Company expects the adoption of this standard will not have a material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-use software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”).This update addresses accounting for fees paid by a customer for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). The new guidance aligns treatment for capitalization of implementation costs with guidance on internal-use software. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2020, and for all interim periods beginning after December 15, 2021. The Company will adopt this standard on the nonpublic company effective date and is currently assessing the impact of the new standard on its Consolidated Financial Statements.
Relevant standards that were adopted during the year ended December 31, 2020:
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-2”). Topic 842 was subsequently amended by ASU 2018-1, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-1”); ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”); ASU 2018-11, Targeted Improvements (“ASU 2018-11”); and ASU 2018-20 Leases (Topic 842): Narrow-Scope Improvements for Lessors (“ASU 2018-20”). ASU 2018-1 permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. ASU 2018-10 was issued to clarify the Accounting Standards Codification (“Codification”) or to correct unintended application of guidance within ASU 2016-2. ASU 2018-11 allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the Consolidated Financial Statements. Lastly, ASU 2018-20 provided narrow-scope improvements for lessors, which was issued to increase transparency and comparability among organizations. ASU 2016-2 and the several additional amendments thereto are collectively referred to herein as ASC 842.
ASC 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard represents a wholesale change to lease accounting and requires all leases with a term longer than 12 months to be reported on the balance sheet through recognition of a ROU asset and a corresponding liability for future lease obligations. Leases will be classified as financing or operating, with classification affecting the pattern and grouping of expenses in the income statement. The standard also requires extensive disclosures for assets, expenses, and cash flows associated with leases, as well as a maturity analysis of lease liabilities. In November 2019, the FASB issued guidance delaying the effective date for all entities except for public business entities that are SEC filers. For public business entities the guidance was effective for fiscal year beginning after December 15, 2018, and for all other entities the guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities.
The Company early adopted this standard on January 1, 2020. In accordance with ASU 2018-11, the Company used the effective date as the date of application and, therefore, periods prior to January 1, 2020, were not restated. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permitted the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs under ASC 842. The Company also elected the hindsight practical expedient and, therefore, used the hindsight knowledge as of the effective date when determining lease terms and impairment. In addition, the Company elected the practical expedient to not separate lease and non-lease components and, therefore, accounts for each separate lease component of a contract and its associated non-lease components as a single lease component. The new standard also provides a practical expedient for an entity’s ongoing accounting relating to leases of 12 months or less (“short-term leases”). The Company has elected the short-term lease recognition exemption for all leases that qualify and will not recognize ROU assets and lease liabilities for those leases. The adoption of this standard resulted in the recognition of ROU assets and lease liabilities on the Company’s balance sheet for its real estate and equipment operating leases of $92.9 million and $96.4 million, respectively. The Company recorded an adjustment to remove the Company’s existing deferred rent liability of approximately $3.5 million. The Company also recognized a transition adjustment to the opening balance of retained earnings on January 1, 2020 amounting to $1.1 million, net of tax, related to an incremental accrued rent adjustment calculated as a result of electing the hindsight practical expedient. The amount of ROU assets were determined based upon the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, adjusted for options that the Company is reasonably certain to exercise, less accrued rent as of December 31, 2019 and the incremental accrued rent as a result of electing the hindsight practical expedient. Lastly, the amount of lease liabilities was determined based upon the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, adjusted for options that the Company is reasonably certain to exercise. See Note 7, “Leases” for further discussion of the impact to the Company’s Consolidated Financial Statements.
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
3. Mergers and Acquisitions
During the year ended December 31, 2020, the Company completed an acquisition of an insurance agency for total consideration of $1.4 million in cash. This acquisition was considered to be a business combination and was accounted for using the acquisition method.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the business combination described above:

Balance
(In Thousands)
Assets acquired:
Customer list intangible	$1,130
Non-compete intangible	80
Total assets acquired	1,210
Consideration:
Total cash paid	(1,363)
Contingent consideration	(293)
Total fair value of consideration	(1,656)
Goodwill	$446
In connection with this acquisition, the Company recorded a contingent consideration liability related to attainment of revenue targets over a period of time after the acquisition date. The amount of contingent consideration recorded was based upon management’s best estimate of possible outcomes as of the date of acquisition. The Company recorded a contingent consideration liability of $0.3 million, and per the purchase agreement, the payouts ranged from $0 to $0.3 million. During the year ended December 31, 2020, the Company did not have any material charges to expense or payments to adjust the acquisition-related contingent consideration liability recorded.

For tax purposes, the acquisition was considered an asset acquisitions and as such, the amortization of goodwill and intangible assets is deductible for tax purposes. Acquisition-related legal and professional fee costs of $0.1 million was charged to expense during the year ended December 31, 2020, and was included in the professional services line item of the consolidated statements of income. This acquisition was not considered significant to the Company’s Consolidated Financial Statements and, therefore, pro forma data and certain other disclosures have been excluded.
4. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, and fair value of available for sale securities as of the dates indicated were as follows:

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,106,658	$42,142	$—	$2,148,800
Government-sponsored commercial mortgage-backed securities	17,054	27	—	17,081
U.S. Agency bonds	670,468	113	(3,872)	666,709
U.S. Treasury securities	70,106	263	—	70,369
State and municipal bonds and obligations	260,898	20,004	—	280,902
	$3,125,184	$62,549	$(3,872)	$3,183,861

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$1,151,305	$17,208	$(545)	$1,167,968
U.S. Treasury securities	50,155	265	—	50,420
State and municipal bonds and obligations	272,582	10,959	(3)	283,538
Qualified zone academy bond	6,155	155	—	6,310
	$1,480,197	$28,587	$(548)	$1,508,236
The amortized cost and estimated fair value of available for sale securities by contractual maturities as of December 31, 2020 and 2019 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The scheduled contractual maturities of available for sale securities as of the dates indicated were as follows:

	As of December 31, 2020
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$46,293	$48,925	$96,338	$100,278	$1,964,027	$1,999,597	$2,106,658	$2,148,800
Government-sponsored commercial mortgage-backed securities	—	—	—	—	17,054	17,081	—	—	17,054	17,081
U.S. Agency bonds	—	—	99,772	99,834	570,696	566,875	—	—	670,468	666,709
U.S. Treasury securities	50,023	50,251	20,083	20,118	—	—	—	—	70,106	70,369
State and municipal bonds and obligations	406	408	20,511	21,431	74,980	79,635	165,001	179,428	260,898	280,902
Total	$50,429	$50,659	$186,659	$190,308	$759,068	$763,869	$2,129,028	$2,179,025	$3,125,184	$3,183,861

	As of December 31, 2019
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$8,139	$8,464	$199,428	$203,706	$943,738	$955,798	$1,151,305	$1,167,968
U.S. Treasury securities	40	40	50,115	50,380	—	—	—	—	50,155	50,420
State and municipal bonds and obligations	381	381	8,889	9,109	77,227	79,504	186,085	194,544	272,582	283,538
Qualified zone academy bond	6,155	6,310	—	—	—	—	—	—	6,155	6,310
Total	$6,576	$6,731	$67,143	$67,953	$276,655	$283,210	$1,129,823	$1,150,342	$1,480,197	$1,508,236
Mortgage-backed securities include investments in securities that are insured or guaranteed by Freddie Mac or Fannie Mae. Mortgage-backed securities are purchased to achieve positive interest rate spread with minimal administrative expense, and to lower the Company’s credit risk. Mortgage-backed securities and callable securities are shown at their contractual maturity dates. However, both are expected to have shorter average lives due to expected prepayments and callable features, respectively. Included in the available for sale securities as of December 31, 2020 and 2019 were $710.7 million, and $266.4 million, respectively, of callable securities at fair value.
U.S. Treasury securities are purchased for liquidity purposes at zero risk weighting for capital purposes and as collateral for interest rate derivative positions.
U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank, and the Federal Farm Credit Bureau.
State and municipal securities include fixed rate investment grade bonds issued primarily by municipalities in local communities within Massachusetts, and the Commonwealth of Massachusetts. The market value of these securities may be affected by call options, long dated maturities, general market liquidity and credit factors.
As of December 31, 2020 and 2019, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of equity.
Gross realized gains from sales of available for sale securities were $0.3 million, $2.1 million and $0.2 million during the years ended December 31, 2020, 2019, and 2018, respectively. The Company had no significant gross realized losses from sales of securities available for sale during the years ended December 31, 2020, 2019, and 2018. No other-than-temporary impairment ("OTTI") was recorded during the years ended December 31, 2020, 2019, and 2018.
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
Information pertaining to available for sale securities with gross unrealized losses as of December 31, 2020 and 2019, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2020
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars In Thousands)
U.S. Agency bonds	6	$3,872	$416,824	$—	$—	$3,872	$416,824
	6	$3,872	$416,824	$—	$—	$3,872	$416,824

	December 31, 2019
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars In Thousands)
Government-sponsored residential mortgage-backed securities	1	$545	$74,550	$—	$—	$545	$74,550
State and municipal bonds and obligations	2	3	850	—	—	3	850
	3	$548	$75,400	$—	$—	$548	$75,400
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the tables above by category are as follows as of December 31, 2020 and 2019:
•U.S. Agency bonds- The securities with unrealized losses in this portfolio as of December 31, 2020 have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.
•Government-sponsored residential mortgage-backed securities- The security with an unrealized loss in this portfolio as of December 31, 2019 has contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of this security is attributable to changes in interest rates and not credit quality. The security at a loss position as of December 31, 2019 was subsequently in a gain position as of December 31, 2020. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.
•State and municipal bonds and obligations- The securities with unrealized losses in this portfolio as of December 31, 2019 have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities as of December 31, 2019 is attributable to changes in interest rates and not credit quality. These securities were subsequently in a gain position as of December 31, 2020. These bonds are investment grade and are rated AA by Standard and Poor’s.
5. Loans and Allowance for Loan Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	As of December 31,
	2020	2019
	(In thousands)
Commercial and industrial	$1,995,016	$1,642,184
Commercial real estate	3,573,630	3,535,441
Commercial construction	305,708	273,774
Business banking	1,339,164	771,498
Residential real estate	1,370,957	1,428,630
Consumer home equity	868,270	933,088
Other consumer	277,780	402,431
Gross loans before unamortized premiums, unearned discounts and deferred fees	9,730,525	8,987,046
Allowance for credit losses	(113,031)	(82,297)
Unamortized premiums, net of unearned discounts and deferred fees	(23,536)	(5,565)
Loans after the allowance for credit losses, unamortized premiums, unearned discounts and deferred fees	$9,593,958	$8,899,184
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank ("FHLB") of Boston ("FHLBB") were $2.4 billion and $1.5 billion at December 31, 2020 and 2019, respectively. The balance of funds borrowed from the FHLBB were $14.6 million and $19.0 million at December 31, 2020 and 2019, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $0.9 billion and $1.0 billion at December 31, 2020 and 2019, respectively. There were no funds borrowed from the FRB outstanding at December 31, 2020 and 2019.

Serviced Loans
At December 31, 2020 and 2019, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $13.5 million and $15.6 million, respectively.
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
The following table summarizes the changes in the allowance for loan losses for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at the beginning of period	$82,297	$80,655	$74,111
Loans charged off	(9,853)	(9,499)	(12,461)
Recoveries	1,787	4,841	3,905
Provision for loan losses	38,800	6,300	15,100
Balance at end of period	$113,031	$82,297	$80,655
The following tables summarize changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	For the Year Ended December 31, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,919	$34,730	$3,424	$8,260	$6,380	$4,027	$4,173	$384	$82,297
Charge-offs	(1,770)	(24)	—	(5,147)	—	(574)	(2,338)	—	(9,853)
Recoveries	778	230	—	292	125	153	209	—	1,787
Provision (benefit)	6,690	19,633	1,129	9,747	(70)	138	1,423	110	38,800
Ending balance	$26,617	$54,569	$4,553	$13,152	$6,435	$3,744	$3,467	$494	$113,031
Ending balance: individually evaluated for impairment	$4,555	$210	$—	$1,435	$1,565	$289	$—	$—	$8,054
Ending balance: acquired with deteriorated credit quality	$1,283	$822	$—	$—	$327	$—	$—	$—	$2,432
Ending balance: collectively evaluated for impairment	$20,779	$53,537	$4,553	$11,717	$4,543	$3,455	$3,467	$494	$102,545
Loans ending balance:
Individually evaluated for impairment	$17,343	$4,435	$—	$21,901	$27,056	$4,845	$29	$—	$75,609
Acquired with deteriorated credit quality	3,432	2,749	—	—	3,116	—	—	—	9,297
Collectively evaluated for impairment	1,974,241	3,566,446	305,708	1,317,263	1,340,785	863,425	277,751	—	9,645,619
Total loans by group	$1,995,016	$3,573,630	$305,708	$1,339,164	$1,370,957	$868,270	$277,780	$—	$9,730,525

	For the Year Ended December 31, 2019
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$19,321	$32,400	$4,606	$8,167	$7,059	$4,113	$4,600	$389	$80,655
Charge-offs	(1,123)	—	—	(5,974)	(66)	(205)	(2,131)	—	(9,499)
Recoveries	3,748	12	—	604	105	52	320	—	4,841
Provision (benefit)	(1,027)	2,318	(1,182)	5,463	(718)	67	1,384	(5)	6,300
Ending balance	$20,919	$34,730	$3,424	$8,260	$6,380	$4,027	$4,173	$384	$82,297
Ending balance: individually evaluated for impairment	$2,337	$40	$—	$571	$1,399	$322	$—	$—	$4,669
Ending balance: acquired with deteriorated credit quality	$936	$—	$—	$—	$256	$—	$—	$—	$1,192
Ending balance: collectively evaluated for impairment	$17,646	$34,690	$3,424	$7,689	$4,725	$3,705	$4,173	$384	$76,436
Loans ending balance:
Individually evaluated for impairment	$32,370	$7,641	$—	$11,658	$29,532	$6,555	$—	$—	$87,756
Acquired with deteriorated credit quality	3,571	6,459	—	—	3,421	—	—	—	13,451
Collectively evaluated for impairment	1,606,243	3,521,341	273,774	759,840	1,395,677	926,533	402,431	—	8,885,839
Total loans by group	$1,642,184	$3,535,441	$273,774	$771,498	$1,428,630	$933,088	$402,431	$—	$8,987,046

	For the Year Ended December 31, 2018
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$14,892	$30,807	$5,588	$6,497	$6,954	$4,040	$4,751	$582	$74,111
Charge-offs	(3,646)	(49)	—	(6,345)	(27)	(285)	(2,109)	—	(12,461)
Recoveries	2,753	132	—	375	152	60	433	—	3,905
Provision (benefit)	5,322	1,510	(982)	7,640	(20)	298	1,525	(193)	15,100
Ending balance	$19,321	$32,400	$4,606	$8,167	$7,059	$4,113	$4,600	$389	$80,655
Ending balance: individually evaluated for impairment	$1,361	$38	$—	$154	$1,804	$337	$—	$—	$3,694
Ending balance: acquired with deteriorated credit quality	$239	$181	$—	$—	$393	$—	$—	$—	$813
Ending balance: collectively evaluated for impairment	$17,721	$32,181	$4,606	$8,013	$4,862	$3,776	$4,600	$389	$76,148
Loans ending balance:
Individually evaluated for impairment	$13,954	$10,579	$—	$7,704	$27,713	$4,948	$—	$—	$64,898
Acquired with deteriorated credit quality	4,904	7,853	—	—	4,134	—	—	—	16,891
Collectively evaluated for impairment	1,639,907	3,192,686	313,209	733,234	1,398,917	944,462	551,799	—	8,774,214
Total loans by group	$1,658,765	$3,211,118	$313,209	$740,938	$1,430,764	$949,410	$551,799	$—	$8,856,003

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
Commercial real estate: Collateral values are established by independent third-party appraisals and evaluations. Primary repayment sources include operating income generated by the real estate, permanent debt refinancing, sale of the real estate and, secondarily, liquidation of the collateral. The Company often obtains personal guarantees from individuals holding material ownership in the borrowing entity.
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

Credit Quality
Commercial Lending Credit Quality
The Company monitors credit quality indicators and utilizes portfolio scorecards to assess the risk of its commercial portfolio. Specifically, the company utilizes a 15-point credit risk-rating system to manage risk and identify potential problem loans.
Prior to December 31, 2020, the Company utilized a 12-point credit risk-rating system to manage risk and identify potential problem loans. In the fourth quarter of 2020, the Company realigned its credit risk-rating system, transitioning to a 15-point credit risk-rating system. The expansion from the prior 12-point scale will provide more refinement in the pass grade categories; new pass grades are 0-10. There are no changes to non-pass categories, which continue to align with regulatory guidelines and are found in ratings: special mention (11), substandard (12), doubtful (13) and loss (14). The Company believes that increasing granularity of the risk rating system allows for more robust portfolio management and increased precision and effectiveness of credit risk identification.
Under both point systems, risk-rating assignments are based upon a number of quantitative and qualitative factors that are under continual review. Factors include cash flow, collateral coverage, liquidity, leverage, position within the industry, internal controls and management, financial reporting, and other considerations. The risk-rating categories under the new 15-point credit risk-rating system are defined as follows:
0 Risk Rating- Unrated
Certain segments of the portfolios are not rated. These segments include airplane loans, business banking scored loan products, and other commercial loans managed by exception. Loans within this unrated loan segment are monitored by delinquency status; and for lines of credit greater than $100,000 in exposure, an annual review is conducted. The Company supplements performance data with current business credit scores for the business banking portfolio on a quarterly basis. Unrated commercial and business banking loans are generally restricted to commercial exposure less than $1 million. Loans included in this category have qualification requirements that include risk rating of 10 or better at time of recommendation for unrated status, acceptable management of deposit accounts, and no known negative changes in management, operations or financial performance.
For purposes of estimating the allowance for loan losses, unrated loans are considered in the same manner as pass rated loans.
1-10 Risk Rating – Pass
Loans with a risk rating of 1-10 are classified as “Pass” and are comprised of loans that range from “substantially risk free” which indicates borrowers of unquestioned credit standing, well-established national companies with a very strong financial condition, and loans fully secured by policy conforming cash levels, through “low pass” which indicates acceptable rated loans that may be experiencing weak cash flow, impending lease rollover or minor liquidity concerns.
11 Risk Rating – Special Mention (Potential Weakness)
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
12 Risk Rating – Substandard (Well-Defined Weakness)
Loans with a risk-rating of 12 exhibit well-defined weaknesses that, if not corrected, may jeopardize the orderly liquidation of the debt. A loan is classified as substandard if it is inadequately protected by the repayment capacity of the obligor or by the collateral pledged. Specifically, repayment under market rates and terms, or by the requirements under the existing loan documents, is in jeopardy, but no loss of principal or interest is envisioned. There is a possibility that a partial loss of principal and/or interest will occur in the future if the deficiencies are not corrected. Loss potential, while existing in the aggregate portfolio of substandard assets does not have to exist in individual assets classified as substandard. Non-accrual is possible, but not mandatory, in this class.

13 Risk Rating – Doubtful (Loss Probable)
Loans classified as doubtful have comparable weaknesses as found in the loans classified as substandard, with the added provision that such weaknesses make collection of the debt in full (based on currently existing facts, conditions and values) highly questionable and improbable. Serious problems exist such that a partial loss of principal is likely. The probability of loss exists, however, because of reasonable specific pending factors that may work to strengthen the credit, estimated losses are deferred until a more exact status can be determined. Specific reserves will be the amount identified after specific review. Non-accrual is mandatory in this class.
14 Risk Rating – Loss
Loans to borrowers in this category are deemed incapable of repayment. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the Company is not warranted. This classification does not mean that the loans have no recovery or salvage value, but rather, it is not practical or desirable to defer writing off these assets even though partial recovery may occur in the future. Loans in this category have a recorded investment of $0 at the time of the downgrade.
The credit quality of the commercial loan portfolio is actively monitored and supported by a comprehensive credit approval process; and all large dollar transactions are sent for approval to a committee of seasoned business line and credit professionals. Risk ratings are periodically reviewed and the Company maintains an independent credit risk review function that reports directly to the Risk Management Committee of the Board of Directors. Credits that demonstrate significant deterioration in credit quality are transferred to a specialized group of experienced officers for individual attention.
The following tables detail the internal risk-rating categories for the Company’s commercial and industrial, commercial real estate, commercial construction and business banking portfolios:

	As of December 31, 2020
Category	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total

Unrated	$655,346	$6,585	$—	$918,921	$1,580,852
Pass	1,199,522	3,256,697	280,792	336,657	5,073,668
Special mention	78,117	134,562	10,330	57,092	280,101
Substandard	47,525	173,308	14,586	24,788	260,207
Doubtful	14,506	2,478	—	1,706	18,690
Loss	—	—	—	—	—
Total	$1,995,016	$3,573,630	$305,708	$1,339,164	$7,213,518

	As of December 31, 2019
Category	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total

Unrated	$150,226	$48,266	$331	$445,201	$644,024
Pass	1,405,902	3,436,267	260,615	315,194	5,417,978
Special mention	24,171	28,606	9,438	2,006	64,221
Substandard	42,894	21,635	3,390	8,207	76,126
Doubtful	18,991	667	—	890	20,548
Loss	—	—	—	—	—
Total	$1,642,184	$3,535,441	$273,774	$771,498	$6,222,897
Paycheck Protection Program (“PPP”) loans are included within the unrated category of the commercial and industrial and business banking portfolios in the table above. Commercial and industrial PPP and business banking PPP loans amounted to $568.8 million and $457.4 million, respectively, at December 31, 2020. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.

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
Asset Quality
In response to the novel coronavirus ("COVID-19") pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the COVID-19 pandemic. Modifications granted to customers allowed for full payment deferrals (principal and interest) or deferral of only principal payments. The balance of loans which underwent a modification and have not yet resumed payment as of December 31, 2020 was $332.7 million. The Company defines a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due. These modifications with active deferrals met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed TDRs. Additionally, loans that are performing in accordance with the contractual terms of the modification are not reflected as being past due and therefore are not impacting non-accrual or delinquency totals as of December 31, 2020. The Company continued to accrue interest on these COVID-19 modified loans and evaluated the deferred interest for collectability as of December 31, 2020.
The Company manages its loan portfolio with careful monitoring. As a general rule, loans more than 90 days past due with respect to principal and interest are classified as non-accrual loans. Exceptions may be made if management believes that collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest, or the loan is accounted for as a PCI loan. Therefore, as permitted by banking regulations, certain consumer loans past due 90 days or more may continue to accrue interest. The Company may also use discretion regarding other loans over 90 days delinquent if the loan is well secured and in the process of collection. Non-accrual loans and loans that are more than 90 days past due but still accruing interest are considered non-performing loans.
Non-accrual loans may be returned to an accrual status when principal and interest payments are no longer delinquent, and the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectability of principal and interest. Loans are considered past due based upon the number of days delinquent according to their contractual terms. Specifically, non-accrual residential loans that have been restructured must perform for a period of six months before being considered for accrual status.
A loan is expected to remain on non-accrual status until it becomes current with respect to principal and interest, the loan is liquidated, or the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.
The following is a summary pertaining to the breakdown of the Company’s non-accrual loans:

	As of December 31,
	2020	2019
	(In thousands)
Commercial and industrial	$11,714	$21,471
Commercial real estate	915	4,120
Commercial construction	—	—
Business banking	17,430	8,502
Residential real estate	6,815	5,598
Consumer home equity	3,602	2,137
Other consumer	529	623
Total non-accrual loans	$41,005	$42,451

The following tables show the age analysis of past due loans as of the dates indicated:

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In thousands)
Commercial and industrial	$4	$268	$1,924	$2,196	$1,992,820	$1,995,016	$848
Commercial real estate	—	556	1,545	2,101	3,571,529	3,573,630	1,111
Commercial construction	—	—	—	—	305,708	305,708	—
Business banking	5,279	3,311	10,196	18,786	1,320,378	1,339,164	—
Residential real estate	9,184	2,517	4,904	16,605	1,354,352	1,370,957	279
Consumer home equity	1,806	364	3,035	5,205	863,065	868,270	9
Other consumer	1,978	234	517	2,729	275,051	277,780	—
Total	$18,251	$7,250	$22,121	$47,622	$9,682,903	$9,730,525	$2,247

	As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing
	(In thousands)
Commercial and industrial	$1,407	$—	$963	$2,370	$1,639,814	$1,642,184	$—
Commercial real estate	1,290	100	1,856	3,246	3,532,195	3,535,441	1,315
Commercial construction	—	—	—	—	273,774	273,774	—
Business banking	3,031	763	6,095	9,889	761,609	771,498	—
Residential real estate	14,030	2,563	3,030	19,623	1,409,007	1,428,630	—
Consumer home equity	2,497	430	1,636	4,563	928,525	933,088	9
Other consumer	3,451	514	579	4,544	397,887	402,431	—
Total	$25,706	$4,370	$14,159	$44,235	$8,942,811	$8,987,046	$1,324
In the normal course of business, the Company may become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as non-performing loans. However, based upon the Company’s past experiences, some of these loans with potential weaknesses will ultimately be restructured or placed in non-accrual status.
Troubled Debt Restructurings (“TDR”)
In cases where a borrower experiences financial difficulty and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan. The objective is to aid in the resolution of non-performing loans by modifying the contractual obligation to avoid the possibility of foreclosure.
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
The Company’s policy is to have any TDR loans which are on non-accrual status prior to being modified remain on non-accrual status for approximately six months subsequent to being modified before management considers its return to accrual status. If the TDR loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.

The following table shows the TDR loans on accrual and non-accrual status as of the dates indicated:

	As of December 31, 2020
	TDRs on Accrual Status		TDRs on Non-accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$5,628	7	$6,819	8	$12,447
Commercial real estate	1	3,521	1	480	2	4,001
Business banking	6	4,471	6	722	12	5,193
Residential real estate	146	23,416	27	3,273	173	26,689
Consumer home equity	91	4,030	12	815	103	4,845
Other consumer	3	29	—	—	3	29
Total	248	$41,095	53	$12,109	301	$53,204

	As of December 31, 2019
	TDRs on Accrual Status		TDRs on Non-accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	4	$10,899	14	$19,781	18	$30,680
Commercial real estate	1	3,520	3	3,338	4	6,858
Business banking	2	3,156	1	204	3	3,360
Residential real estate	152	25,093	27	3,977	179	29,070
Consumer home equity	89	5,955	5	600	94	6,555
Total	248	$48,623	50	$27,900	298	$76,523
The amount of specific reserve associated with the TDRs was $3.5 million and $3.2 million at December 31, 2020 and 2019, respectively. The amount of additional commitments to lend to borrowers who have been a party to a TDR was $0 and $2.5 million at December 31, 2020 and 2019, respectively.
The following tables show the modifications which occurred during the periods and the change in the recorded investment subsequent to the modifications occurring:

	For the Year Ended December 31,
	2020			2019			2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Commercial and industrial	1	$140	$140	16	$18,912	$19,212	7	$5,926	$6,786
Commercial real estate	1	506	506	2	3,277	3,277	—	—	—
Business banking	6	1,642	1,642	2	3,184	3,184	—	—	—
Residential real estate	6	920	920	11	2,659	2,696	14	2,235	2,278
Consumer home equity	22	969	973	9	2,053	2,392	10	1,122	1,128
Other consumer	4	58	58	—	—	—	—	—	—
Total	40	$4,235	$4,239	40	$30,085	$30,761	31	$9,283	$10,192
(1)The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.

At December 31, 2020 and 2019, the outstanding recorded investment of loans that were new to TDR during the period was $3.9 million and $36.2 million, respectively.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Adjusted interest rate and extended maturity	$—	$1,513	$1,338
Adjusted interest rate and principal deferred	—	39	715
Adjusted interest rate	—	3,352	676
Interest only/principal deferred	1,305	2,769	5,926
Extended maturity	35	—	—
Extended maturity and interest only/principal deferred	427	47	677
Additional underwriting- increased exposure	—	10,822	—
Principal and interest deferred	422	—	—
Court-ordered concession	1,995	355	—
Subordination	—	11,032	—
Other	55	832	860
Total	$4,239	$30,761	$10,192
The following table shows the loans that have been modified during the prior 12 months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual:

	For the Year Ended December 31,
	2020		2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted (1):
Commercial and industrial	—	$—	10	$18,808	—	$—
Commercial real estate	—	—	2	3,125	—	—
Residential real estate	—	—	—	—	1	144
Consumer home equity	1	40	—	—	1	116
Total	1	$40	12	$21,933	2	$260
(1)This table does not reflect any TDRs which were fully charged off, paid off, or otherwise settled during the period.
During the years ended December 31, 2020, 2019, and 2018 the amounts charged-off on TDRs modified in the prior 12 months were $0.2 million, $0 and $1.5 million respectively.
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
The Company measures impairment of loans using a discounted cash flow method, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company has defined the population of impaired loans to include certain non-accrual loans, TDR loans and residential and home equity loans that have been partially charged off.

The following table summarizes the Company’s impaired loans by loan portfolio as of the dates indicated:

	As of December 31,
	2020			2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$9,182	$11,212	$—	$22,074	$22,819	$—
Commercial real estate	3,955	3,974	—	7,553	7,808	—
Business banking	5,250	7,659	—	2,738	4,062	—
Residential real estate	14,730	17,010	—	16,517	17,858	—
Consumer home equity	2,571	2,571	—	3,666	3,697	—
Other consumer	29	29	—	—	—	—
Sub-total	35,717	42,455	—	52,548	56,244	—
With an allowance recorded:
Commercial and industrial	8,161	8,432	4,555	10,296	10,503	2,337
Commercial real estate	480	497	210	88	90	40
Business banking	16,651	21,146	1,435	8,920	13,176	571
Residential real estate	12,326	12,326	1,565	13,015	14,072	1,399
Consumer home equity	2,274	2,274	289	2,889	2,913	322
Sub-total	39,892	44,675	8,054	35,208	40,754	4,669
Total	$75,609	$87,130	$8,054	$87,756	$96,998	$4,669
The following tables display information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	For the Year Ended December 31,
	2020		2019		2018
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In thousands)
With no allowance recorded:
Commercial and industrial	$12,941	$206	$17,695	$615	$10,797	$429
Commercial real estate	5,124	179	9,987	179	8,993	328
Business banking	3,008	92	2,072	70	1,298	—
Residential real estate	14,654	589	15,501	671	11,880	470
Consumer home equity	3,299	87	2,869	124	1,944	81
Other consumer	36	1	—	—	—	—
Sub-total	39,062	1,154	48,124	1,659	34,912	1,308
With an allowance recorded:
Commercial and industrial	7,947	—	6,141	—	5,647	—
Commercial real estate	644	—	391	—	919	—
Business banking	13,663	62	7,730	86	7,015	—
Residential real estate	12,194	521	12,215	528	16,072	636
Consumer home equity	2,334	77	2,261	99	2,629	111
Other consumer	—	—	—	—	—	—
Sub-total	36,782	660	28,738	713	32,282	747
Total	$75,844	$1,814	$76,862	$2,372	$67,194	$2,055

Purchased Credit Impaired Loans
The following table displays the outstanding and carrying amounts of PCI loans as of the dates indicated:

	As of December 31,
	2020	2019
	(In Thousands)
Outstanding balance	$9,982	$15,149
Carrying amount	9,297	13,451
The excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	For the Year Ended December 31,
	2020	2019	2018

Balance at beginning of period	$3,923	$6,161	$7,618
Acquisition	—	—	—
Accretion	(1,374)	(2,132)	(2,559)
Other change in expected cash flows	(185)	(898)	(680)
Reclassification (to) from non-accretable difference for loans with (deteriorated) improved cash flows	131	792	1,782
Balance at end of period	$2,495	$3,923	$6,161
The estimate of cash flows expected to be collected is regularly re-assessed subsequent to acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods serves, first, to reduce any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the non-accretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans.
Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans. As of December 31, 2020 and 2019, the Company held commercial loan participation interests totaling $1.0 billion and $965.1 million, respectively.
The following table summarizes the Company’s loan participations:

	As of and for the Year Ended December 31,
	2020				2019
	Balance	Non-performing Loan Rate (%)	Impaired (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Impaired (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$598,873	1.11%	1.11%	$—	$586,346	2.76%	2.76%	$—
Commercial real estate	306,202	0.00%	0.00%	—	314,487	0.00%	0.00%	—
Commercial construction	119,600	0.00%	0.00%	—	64,259	0.00%	0.00%	—
Business banking	34	0.00%	0.00%	15	57	0.00%	0.00%	—
Total loan participations	$1,024,709	0.65%	0.65%	$15	$965,149	1.68%	1.68%	$—

6. Premises and Equipment
The following table summarizes the Company’s premises and equipment:

	As of December 31,		Estimated
	2020	2019	Useful Life
	(In thousands)		(In years)
Premises and equipment used in operations:
Land	$7,410	$7,410	N/A
Buildings	58,112	57,075	5-30
Equipment	55,919	57,720	3-5
Leasehold improvements	34,561	35,447	5-25
Total cost	156,002	157,652
Accumulated depreciation	(107,334)	(101,085)
Premises and equipment used in operations, net	48,668	56,567
Premises and equipment held for sale (1)	730	886
Net premises and equipment	$49,398	$57,453
(1) The Company classified a branch location as held for sale
The Company had depreciation expense related to premises and equipment of $13.0 million, $15.9 million, and $16.2 million during the years ended December 31, 2020, 2019, and 2018, respectively.
7. Leases
The Company leases certain office space and equipment under various non-cancelable operating leases. These leases have original terms ranging from 1 year to 25 years. Operating lease liabilities and ROU assets are recognized at the lease commencement date based upon the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s consolidated balance sheet.
As of December 31, 2020, the Company had the following related to operating leases:

As of December 31, 2020
(In thousands)
Right-of-use assets	$81,596
Lease liabilities	85,330
The following table is a summary of the Company’s components of net lease cost for the year ended December 31, 2020:

For the Year Ended December 31, 2020
(In thousands)
Operating lease cost	$14,402
Finance lease cost	71
Variable lease cost	1,982
Total lease cost	$16,455
During the year ended December 31, 2020, the Company made $14.2 million in cash payments for operating and finance leases.
The rent expense for operating leases during the years ended December 31, 2019 and 2018 amounted to $16.2 million and $14.3 million, respectively. The rent expense for equipment operating leases amounted to $0.7 million for both the years ended December 31, 2019 and 2018.
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s consolidated balance sheet.

Supplemental balance sheet information related to operating leases as of December 31, 2020 is as follows:

As of December 31, 2020
Weighted-average remaining lease term (in years)	8.50
Weighted-average discount rate	2.65%
The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at December 31, 2020 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s consolidated balance sheet:

Year	(In thousands)
2021	$13,748
2022	12,733
2023	12,190
2024	11,430
2025	10,575
Thereafter	35,070
Total minimum lease payments	95,746
Less: amount representing interest	10,416
Present value of future minimum lease payments	$85,330
8. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization by reporting unit at the dates indicated below:

	As of December 31, 2020
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$298,611	$70,866	$369,477
Balances subject to amortization
Insurance agency	—	6,899	6,899
Core deposits	158	—	158
Total other intangible assets	158	6,899	7,057
Total goodwill and other intangible assets	$298,769	$77,765	$376,534

	As of December 31, 2019
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$298,611	$70,420	$369,031
Balances subject to amortization
Insurance agency	—	7,949	7,949
Core deposits	754	—	754
Total other intangible assets	754	7,949	8,703
Total goodwill and other intangible assets	$299,365	$78,369	$377,734

The changes in the carrying value of goodwill for the periods indicated were as follows:

	For the Year Ended December 31, 2020
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balance at beginning of year	$298,611	$70,420	$369,031
Goodwill recorded during the year	—	446	446
Goodwill disposed of during the year	—	—	—
Balance at end of year	$298,611	$70,866	$369,477

	For the Year Ended December 31, 2019
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balance at beginning of year	$298,611	$70,420	$369,031
Goodwill recorded during the year	—	—	—
Goodwill disposed of during the year	—	—	—
Balance at end of year	$298,611	$70,420	$369,031
The gross carrying amount and accumulated amortization of other intangible assets were as follows at the dates indicated:

	As of December 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Insurance agency	$28,515	$(21,616)	$6,899	$27,305	$(19,356)	$7,949
Core deposits	6,579	(6,421)	158	6,579	(5,825)	754
Total	$35,094	$(28,037)	$7,057	$33,884	$(25,181)	$8,703
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner, if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The quantitative assessment was most recently performed as of September 30, 2020, and during the fourth quarter there were no events or changes in circumstances not already considered in the Company’s annual assessment. The Company considered the economic conditions, including the potential impact of the COVID-19 pandemic in the goodwill impairment test and determined there was no indication of impairment related to goodwill during the year ended December 31, 2020. Additionally, the Company did not record any impairment charges during the years ended December 31, 2019 and 2018.
The amortization expense of the Company’s intangible assets were $2.9 million, $3.5 million, and $3.9 million during the years ended December 31, 2020, 2019, and 2018, respectively.
The total weighted-average original amortization period for intangible assets is ten years. The Company has estimated the remaining useful life of its insurance agency intangible assets, comprising primarily of customer lists and non-compete agreements, and its core deposit intangible assets to have a weighted-average of five years and one year, respectively.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Year	(In thousands)
2021	$2,125
2022	1,606
2023	1,174
2024	878
2025	603
Thereafter	671
Total amortization expense	$7,057
Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the impact of the COVID-19 pandemic as it pertains to these intangible assets and determined that there was no indication of impairment related to other intangible assets during the year ended December 31, 2020. Additionally, the Company did not record any impairment charges during the years ended December 31, 2019 and 2018.
9. Deposits
In order to manage reserve requirements at the Federal Reserve Bank of Boston, the Company has established overnight programs which sweep certain demand and interest checking accounts into money market investment accounts. Reported deposit balances do not reflect the impact of the overnight sweep programs. At December 31, 2020 and 2019, the Company swept $6.6 billion, and $4.7 billion, respectively, from demand deposit and interest checking balances into money market investments for reserve requirement purposes.
Other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2020 and 2019 totaled $115.3 million and $157.6 million, respectively.
The following table summarizes the certificate of deposits by maturity at December 31, 2020:

	Balance	Percentage of Total
Year	(Dollars in thousands)
2021	$222,103	85.8%
2022	19,240	7.4%
2023	7,485	2.9%
2024	6,538	2.5%
2025	3,392	1.3%
Thereafter	101	0.1%
Total certificates of deposit	$258,859	100.0%
Interest expense related to deposits held by the Company for the years ended December 31, 2020, 2019, and 2018, was $11.3 million, $27.3 million and $17.4 million, respectively.
At December 31, 2020 and 2019, securities with a carrying value of $31.3 million and $21.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. At December 31, 2020, securities pledged as collateral for deposits included Eastern Wealth Management cash accounts and municipal housing authority accounts. At December 31, 2019, securities pledged as collateral for deposits included a debtor in possession account that exceeded the FDIC insurance limit, Eastern Wealth Management cash accounts and municipal housing authority accounts.
The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of time deposits equal to or greater than $250,000, as of December 31, 2020 and 2019, was $59.1 million and $85.2 million, respectively.

10. Borrowed Funds
Borrowed funds were comprised of the following:

	As of December 31,
	2020	2019
	(In thousands)
Federal funds purchased	$—	$201,082
FHLB advances	14,624	18,964
Escrow deposits of borrowers	13,425	15,349
Interest rate swap collateral funds	—	—
Total borrowed funds	$28,049	$235,395
At December 31, 2020 and 2019, the Company had available and unused borrowing capacity of approximately $503.5 million and $637.0 million, respectively, at the Federal Reserve Discount Window. In addition, at December 31, 2020, the Company had $1.0 billion in PPP loans that could have been pledged to the Paycheck Protection Program Liquidity Facility.
Interest expense on borrowed funds was as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Federal funds purchased	$570	$3,976	$3,384
Federal Home Loan Bank advances	190	2,406	3,885
Escrow deposits of borrowers	2	4	3
Interest rate swap collateral funds	—	66	466
Total interest expense on borrowed funds	$762	$6,452	$7,738
A summary of FHLB of Boston advances, by maturities were as follows:

	As of December 31,
	2020		2019
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Within one year	$—	—%	$4,946	1.81%
Over one year to three years	1,412	0.22%	193	0.17%
Over three years to five years	2,309	1.31%	1,587	0.35%
Over five years	10,903	1.22%	12,238	1.39%
Total Federal Home Loan Bank advances	$14,624	1.14%	$18,964	1.40%
At December 31, 2020, advances from the FHLB of Boston were secured by stock in FHLB of Boston, residential real estate loans and commercial real estate loans. At December 31, 2019, advances from the FHLB of Boston were secured by stock in the FHLB of Boston, residential real estate loans, commercial real estate loans and government-sponsored residential mortgage-backed securities. The collateral value of residential real estate and commercial real estate loans securing these advances was $913.7 million and $741.5 million, respectively, at December 31, 2020, and $952.5 million and $150.1 million, respectively, at December 31, 2019. The collateral value of government-sponsored residential mortgage-backed securities was $801.1 million at December 31, 2019. At December 31, 2020 and 2019, the Bank had available and unused borrowing capacity of approximately $1.6 billion and $1.8 billion, respectively, with the FHLB of Boston.
As a member of the FHLB of Boston, the Company is required to hold FHLB of Boston stock. At December 31, 2020 and 2019, the Company had investments in the FHLB of Boston of $8.8 million and $9.0 million, respectively. At its discretion, the FHLB of Boston may declare dividends on the stock. Included in other noninterest income in the consolidated statements of income are dividends received of $0.4 million, $0.8 million, and $1.2 million during the years ended December 31, 2020, 2019, and 2018, respectively.

11. Earnings Per Share (“EPS”)
Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the year ended December 31, 2020, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the years ended December 31, 2019 and 2018 as the Company had no shares outstanding.

For the Year Ended December 31, 2020
(Dollars in thousands, except per share data)
Net income applicable to common shares	$22,738

Average number of common shares outstanding	186,663,593
Less: Average unallocated ESOP shares	(14,851,058)
Average number of common shares outstanding used to calculate basic earnings per common share	171,812,535
Common stock equivalents	—
Average number of common shares outstanding used to calculate diluted earnings per common share	171,812,535
Earnings per common share
Basic and diluted	$0.13
All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS.

12. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Combined federal and state income tax provisions	$13,163	$39,481	$34,884
Effective income tax rates	36.7%	22.6%	22.1%
The Company’s provision for income taxes was $13.2 million, $39.5 million and $34.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company’s effective tax rate was 36.7% and is higher than the effective tax rate of 22.6% and 22.1% for the prior years ending December 31, 2019, and 2018. The decrease in income tax expense and the increase in the effective tax rate during the year ended December 31, 2020 compared to the year ended December 31, 2019, was primarily due to lower income before income tax expense, increasing the impact on the effective rate related to favorable permanent differences, including investment tax credits and tax-exempt income. The reduction in income tax expense related to lower income before income tax expense is partially offset by the establishment of a $12.0 million valuation allowance against the Company’s charitable contribution carryover deferred tax asset.
The provision for income taxes is comprised of the following components:

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current tax expense:
Federal	$23,002	$26,365	$26,793
State	10,520	11,740	12,969
Total current tax expense	33,522	38,105	39,762
Deferred tax expense (benefit):
Federal	(13,736)	782	(1,360)
State	(6,623)	594	(3,518)
Total deferred tax (benefit) expense	(20,359)	1,376	(4,878)
Total income tax expense	$13,163	$39,481	$34,884
A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate is detailed below:

	For the Year Ended December 31,
	2020		2019		2018
	(Dollars in thousands)
Income tax expense at statutory rate	$7,539	21.00%	$36,662	21.00%	$33,098	21.00%
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	43	0.12%	9,744	5.58%	7,466	4.74%
Valuation allowance	12,000	33.43%	—	—%	—	—%
Amortization of qualified low-income housing investments	4,977	13.86%	4,782	2.74%	2,750	1.74%
Tax credits	(7,085)	(19.73)%	(7,570)	(4.34)%	(3,154)	(2.00)%
Tax-exempt income	(4,091)	(11.40)%	(3,923)	(2.25)%	(4,269)	(2.71)%
Other, net	(220)	(0.61)%	(214)	(0.12)%	(1,007)	(0.64)%
Actual income tax expense	$13,163	36.67%	39,481	22.61%	34,884	22.13%

Significant components of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$34,397	$25,641
Leases	24,098	—
Charitable contribution limitation carryover	22,942	—
Pension and deferred compensation plans	—	25,455
Accrued expenses	5,047	5,854
Fixed assets	4,183	3,515
Loan basis difference fair value adjustments	461	1,949
PPP loans fee income	5,969	—
Other	967	1,516
Total deferred tax assets before valuation allowance	98,064	63,930
Valuation allowance	(12,000)	—
Total deferred tax assets	86,064	63,930
Deferred tax liabilities:
Amortization of intangibles	13,585	13,400
Unrealized gain on available for sale securities	13,005	6,241
Partnerships	1,448	3,967
Cash flow hedges	11,658	6,109
Trading securities	5,110	3,316
Lease obligation	23,048	—
Employee benefits	1,613	—
Other	3,368	2,690
Total deferred tax liabilities	72,835	35,723
Net deferred income tax assets	$13,229	$28,207
The Company assesses the realizability of deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. As of December 31, 2020, the Company established a valuation allowance of $12.0 million related to the $91.3 million stock donation and the $3.7 million cash contribution to the Foundation. Based upon the level of available historical taxable income and projections for future taxable income over the periods which the deferred tax assets are realizable, the Company believes it is more likely than not that the Company will realize the remainder of the net deferred tax asset of $13.2 million at December 31, 2020.
Management has performed an evaluation of the Company’s uncertain tax positions and determined that a liability for unrecognized tax benefits at December 31, 2020 and 2019 was not needed.
The Company had no net operating loss carryforwards for federal or state income tax purposes at December 31, 2020 and 2019, respectively.
At December 31, 2020, the Bank’s federal pre-1988 reserve, for which no federal income tax provision has been made, was approximately $20.8 million. Under current federal law, these reserves are subject to recapture into taxable income, should the Company make non-dividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.

The Company’s primary banking activities are in the states of Massachusetts, New Hampshire and Rhode Island; however the Company also files additional state corporate income and/or franchise tax returns in states in which the Company has nexus. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction.
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2017.
The Company invests in low-income affordable housing and renewable energy projects which provide the Company with tax benefits, including tax credits, generally over a period of approximately 5-15 years. When permissible, the Company accounts for its investments in Low Income Housing Tax Credit (“LIHTC”) projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment performance in the housing projects is included in other assets. The Company will continue to use the proportional amortization method on any new qualifying LIHTC investments. During the year ended December 31, 2020, the Company generated federal and state tax credits of $7.1 million and $0.3 million, respectively, of associated tax credits that arose through direct investment. During the year ended December 31, 2019, the Company generated approximately $7.6 million and $0.3 million in federal and state tax credits. The Company treats the investment tax credits received as a reduction of federal income taxes for the year in which the credit arises using the flow-through method (i.e., the credit flows directly through the statement of income in the year of purchase). For additional information on these investments see footnote titled "Low Income Housing Tax Credits and Other Tax Credit Investments.”
13. Low Income Housing Tax Credits and Other Tax Credit Investments
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate income. The Company has primarily invested in separate LIHTC projects, also referred to as qualified affordable housing projects, which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. The return on these investments is generally generated through tax credits and tax losses. In addition to LIHTC projects, the Company invests in new market tax credit projects that qualify for CRA credits and eligible projects that qualify for renewable energy and historic tax credits.
As of December 31, 2020 and 2019, the Company had $59.8 million and $46.1 million, respectively, in tax credit investments that were included in other assets in the consolidated balance sheets.
When permissible, the Company accounts for its investments in LIHTC projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment performance in the housing projects is included in other assets. The Company will continue to use the proportional amortization method on any new qualifying LIHTC investments.
The following table presents the Company’s investments in LIHTC projects using the proportional amortization method as of the dates indicated:

	As of December 31,
	2020	2019
	(In thousands)
Investments in qualified affordable housing partnerships, net	$58,504	$37,665
Commitments to fund qualified affordable housing projects included in recorded investment noted above	31,487	18,042

The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Tax credits and other tax benefits recognized	$5,033	$5,962	$2,891
Amortization expense included in income tax expense	4,977	4,782	2,750
The Company is the sole member of a tax credit investment company through which it consolidates a VIE. The VIE made an equity investment to fund the construction of solar energy facilities in a manner to qualify for renewable energy investment tax credits. This equity investment is included in other assets on the consolidated balance sheet and totaled $0 and $4.2 million at December 31, 2020 and 2019, respectively. The minority interest associated with this investment was immaterial at December 31, 2020 and 2019.
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the consolidated balance sheet and totaled $1.2 million and $4.1 million at December 31, 2020 and 2019, respectively. There was $1.7 million and $0 in outstanding commitments relating to these investments as of December 31, 2020 and 2019, respectively
In reviewing its tax credit equity investments for impairment, the Company identified an immaterial correction to the investment balances related to prior periods. In the year ended December 31, 2020, the Company wrote off $7.6 million of the tax credit equity investment balances as a component of noninterest expense and other assets to reflect the remaining benefits from these investments. Management evaluated the correction in relation to the current year, which is when the correction was recorded, as well as the preceding periods in which it originated. Management believes this correction is immaterial to the previous consolidated quarterly and annual financial statements.
14. Minimum Regulatory Capital Requirements
The Company is subject to various regulatory capital requirements administered by federal banking agencies, including U.S. Basel III. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.
Quantitative measures established by the regulators to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios. All banking companies are required to have core capital (“Tier 1”) of at least 6% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum of Tier 1 leverage ratio of 4% of adjusted average assets.
As of December 31, 2020 and 2019, the Company was categorized as “well-capitalized” based on the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10%; (2) a minimum of Tier 1 risk-based capital ratio of 8%; (3) a minimum of common equity Tier 1 capital ratio of 6.5%; and (4) a minimum of Tier 1 leverage ratio of 5%. Management believes that the Company met all capital adequacy requirements to which it is subject to as of December 31, 2020 and 2019. There have been no conditions or events that management believes would cause a change in the Company’s categorization.

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020
Total regulatory capital (to risk-weighted assets)	$3,135,445	29.61%	$847,069	≥8%	$1,058,836	≥10%
Common equity Tier 1 capital (to risk-weighted assets)	3,013,079	28.46	476,476	4.5	688,243	6.5
Tier 1 capital (to risk-weighted assets)	3,013,079	28.46	635,302	6	847,069	8
Tier I capital (to average assets)	3,013,079	19.53	617,049	4	771,312	5
As of December 31, 2019
Total regulatory capital (to risk-weighted assets)	$1,365,391	13.56%	$805,394	≥8%	1,006,742	≥10%
Common equity Tier 1 capital (to risk-weighted assets)	1,274,174	12.66	453,034	4.5	654,382	6.5
Tier 1 capital (to risk-weighted assets)	1,274,174	12.66	604,045	6	805,394	8
Tier 1 capital (to average assets)	1,274,174	11.47	444,279	4	555,348	5
The Company is subject to various capital requirements in connection with seller/servicer agreements that have been entered into with secondary market investors. Failure to maintain minimum capital requirements could result in an inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on the Company’s financial statements. Management believes that the Company met all capital requirements in connection with seller/servicer agreements as of December 31, 2020 and 2019.

15. Employee Benefits
Conversion of Defined Benefit Pension Plan and Benefit Equalization Plan to Cash Balance Plan Design
Effective November 1, 2020, the Qualified Defined Benefit Pension Plan ("Defined Benefit Plan") and the Non-Qualified Benefit Equalization Plan ("BEP") sponsored by the Company were amended to convert the plans from a traditional final average earnings plan design to a cash balance plan design. Benefits earned under the final average earnings plan design were frozen at October 31, 2020. Starting November 1, 2020, future benefits are earned under the cash balance plan design. Under the cash balance plan design, hypothetical account balances are established for each participant and pension benefits are generally stated as the lump sum amount in that hypothetical account. Contribution credits equal to a percentage of a participant’s annual compensation (if the participant works at least 1,000 hours during the year) and interest credits equal to the greater of the 30-Year Treasury rate for September preceding the current plan year or 3.5% are added to a participant’s account each year. For employees hired prior to November 1, 2020, annual contribution credits will generally increase as the participant remains employed with the Company. Employees hired on and after November 1, 2020 will receive annual contribution credits equal to 5% of annual compensation, with no future increases. Notwithstanding the preceding sentence, since a cash balance plan is a defined benefit plan, the annual retirement benefit payable at normal retirement (age 65) is an annuity, which is the actuarial equivalent of the participant’s account balance under the cash balance plan design, plus their frozen benefit under the final average earnings plan design. However, under the Defined Benefit Plan, participants may elect, with the consent of their spouses if they are married, to have the benefits distributed as a lump sum rather than an annuity. The lump sum is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account. Under the BEP, benefits are generally only payable as a lump sum, which is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account.
Pension Plans
The Company provides pension benefits for its employees using a noncontributory, defined benefit plan, through membership in the Savings Banks Employees Retirement Association ("SBERA"). The Company’s employees become eligible after attaining age 21 and completing one year of service. Under the final average earnings plan design, benefits became fully vested after three years of eligible service for individuals employed on or before October 31, 1989. For individuals employed subsequent to October 31, 1989 and who were already in the Defined Benefit Plan as of November 1, 2020, benefits became fully vested after five years of eligible service. Under the new cash balance plan design and for employees who were not already in the Defined Benefit Plan as of November 1, 2020, benefits become fully vested after three years of eligible service. The Company’s annual contribution to the plan is based upon standards established by the Pension Protection Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in the association. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range of 47% to 61% of total common and collective trust portfolio assets. The remainder of the common and collective trust’s portfolio is allocated to fixed income securities with a target range of 24% to 38% and other investments, including global asset allocation and hedge funds, from 9% to 21%. The Trustees of SBERA, through the Association’s Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings. The Defined Benefit Plan has a plan year end of October 31.
The Company has an unfunded Defined Benefit Supplemental Executive Retirement Plan ("DB SERP") that provides certain retired and currently employed officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. The DB SERP has a plan year end of December 31.
The Company has an unfunded Benefit Equalization Plan ("BEP") to provide retirement benefits to certain employees whose retirement benefits under the Defined Benefit Plan are limited per the Internal Revenue Code. The BEP has a plan year end of October 31.
The Company also has an unfunded Outside Directors’ Retainer Continuance Plan ("ODRCP") that provides pension benefits to outside directors who retire from service. The Outside Directors’ Retainer Continuance Plan has a plan year end of December 31. Effective December 31, 2020, the Company closed the ODRCP to new participants and froze benefit accruals for active participants.

Obligations and Funded Status
The funded status and amounts recognized in the Company’s Consolidated Financial Statements for the Defined Benefit Plan, the DB SERP, the BEP and the ODRCP are set forth in the following table:

	As of and for the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of the year	$396,769	$302,317	$328,409
Service cost	25,970	18,926	23,256
Interest cost	9,657	10,996	11,170
Amendments	(133,439)	—	—
Actuarial loss (gain)	78,095	74,828	(46,932)
Benefits paid	(15,905)	(10,298)	(13,586)
Benefit obligation at end of the year	$361,147	$396,769	$302,317

Change in plan assets:
Fair value of plan assets at beginning of year	$378,879	$305,154	$335,369
Actual return (loss) on plan assets	48,895	60,723	(18,918)
Employer contribution	37,773	23,300	2,289
Benefits paid	(15,904)	(10,298)	(13,586)
Fair value of plan assets at end of year	449,643	378,879	305,154
Overfunded (underfunded) status	$88,496	$(17,890)	$2,837

Reconciliation of funding status:
Past service credit (cost)	$131,482	$(25)	$(69)
Unrecognized net loss	(161,045)	(113,022)	(82,542)
Prepaid benefit cost	118,059	95,157	85,448
Overfunded (underfunded) status	$88,496	$(17,890)	$2,837

Accumulated benefit obligation	$361,147	$290,429	$223,865

Amounts recognized in accumulated other comprehensive income (“AOCI”), net of tax:
Unrecognized past service credit (cost)	$94,522	$(18)	$(50)
Unrecognized net loss	(115,775)	(81,251)	(59,339)
Net amount	$(21,253)	$(81,269)	$(59,389)

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over the next fiscal year:
Unrecognized past service (credit) cost	$(8,469)	$18	$32
Unrecognized net loss	10,171	6,790	5,207
Net amount	$1,702	$6,808	$5,239
During the year ended December 31, 2020, the Company made contributions to the Defined Benefit Plan of $32.5 million. In accordance with the Pension Protection Act, the Company was not required to make any contributions the Defined Benefit Plan for the plan year beginning November 1, 2020.

Actuarial Assumptions
The assumptions used in determining the benefit obligations at December 31, 2020 and 2019 were as follows:

	DB Plan		BEP		DB SERP		ODRCP
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Discount rate	2.26%	3.16%	1.77%	3.15%	1.63%	2.72%	1.81%	2.86%
Rate of increase in compensation levels	5.25%	5.25%	5.25%	5.25%	—%	— %	—%	3.00%
Interest rate credit for determining projected cash balance	3.50%	N/A	3.50%	N/A	N/A	N/A	N/A	N/A
The assumptions used in determining the net periodic benefit cost for the years ended December 31, 2020, 2019, and 2018 were as follows:

	DB Plan
	For the Year Ended December 31,
	2020	2019	2018
Discount rate - benefit cost	3.16%	4.25%	3.50%
Rate of compensation increase	5.25%	5.25%	5.25%
Expected rate of return on plan assets	7.50%	7.50%	7.75%

	BEP
	For the Year Ended December 31,
	2020	2019	2018
Discount rate - benefit cost	3.15%	4.25%	3.50%
Rate of compensation increase	5.25%	5.25%	5.25%
Expected rate of return on plan assets	—%	—%	—%

	DB SERP
	For the Year Ended December 31,
	2020	2019	2018
Discount rate - benefit cost	2.72%	4.25%	3.50%
Rate of compensation increase	—%	—%	—%
Expected rate of return on plan assets	—%	—%	—%

	ODRCP
	For the Year Ended December 31,
	2020	2019	2018
Discount rate - benefit cost	2.86%	4.25%	3.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	—%	—%	—%
In general, the Company has selected its assumptions with respect to the expected long-term rate of return based on prevailing yields on high quality fixed income investments increased by a premium for equity return expectations.
During the year ended December 31, 2018, upon the hiring of a new actuarial firm, the Company refined its methodology for determining the discount rate used in calculating the benefit obligation and the benefit cost for all of its defined benefit plans. This change was effective in calculating the benefit obligations as of December 31, 2018 and the benefit costs beginning during the year ended December 31, 2019. The Company now uses the spot rate approach whereby the individual spot rates on the FTSE above-median yield curve are applied to each corresponding year’s projected cash flow used to measure the respective plan’s service cost and interest cost. The Company believes that the new methodology more accurately determines each plan’s service cost and interest cost for the fiscal year versus using the single equivalent discount rate by strengthening the correlation between the projected cash flows and the corresponding discount rate used to measure those components of net periodic pension cost.
The Company owns a percentage of the SBERA defined benefit common collective trust. Based upon this ownership percentage, plan assets managed by SBERA on behalf of the Company amounted to $449.6 million and $378.9 million at December 31, 2020 and 2019, respectively. Investments held by the common collective trust include Level 1, 2 and 3 assets such as: collective funds, equity securities, mutual funds, hedge funds and short-term investments. The Fair Value Measurements and Disclosures Topic of the FASB ASC stipulates that an asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As such, the Company classifies its interest in the common collective trust as a Level 3 asset.
The table below presents a reconciliation of the Company’s interest in the SBERA common collective trust during the years indicated:

	For the Year Ended December 31,
	2020	2019
	(In Thousands)
Balance at beginning of year	$378,879	$305,154
Net realized and unrealized gains and (losses)	48,895	60,723
Contributions	32,515	20,000
Benefits paid	(10,646)	(6,998)
Balance at end of year	$449,643	$378,879
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$25,970	$18,926	$23,258
Interest cost	9,657	10,996	11,170
Expected return on plan assets	(29,610)	(23,617)	(25,335)
Past service (credit) cost	(1,931)	44	44
Recognized net actuarial loss	10,787	7,242	7,621
Net periodic benefit cost	$14,873	$13,591	$16,758
Service costs for the Defined Benefit Plan, the BEP, and the DB SERP are recognized within salaries and employee benefits in the statement of income. Service costs for the ODRCP are recognized within professional services in the statement of income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the statement of income.
Benefits expected to be paid
The following table summarizes estimated benefits to be paid from the Defined Benefit Plan and BEP for the plan years beginning on November 1, and the DB SERP and ODRCP for the plan years beginning January 1:

Year	(In thousands)
2021	$36,510
2022	29,553
2023	32,753
2024	31,131
2025	34,029
In aggregate for 2026-2030	176,164
Employee Tax Deferred Incentive Plan
The Company has an employee tax deferred incentive plan, otherwise known as a 401(k) plan, under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan. The amount contributed by the Company is included in salaries and employee benefits expense. The amounts contributed to the plan for the years ended December 31, 2020, 2019, and 2018, were $4.4 million, $4.2 million and $3.9 million, respectively.
Employee Stock Ownership Plan
As part of the IPO completed on October 14, 2020, the Company established a tax-qualified Employee Stock Ownership Plan to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $149.4 million from the Company to purchase 14,940,652 common shares during the IPO and in the open market. The loan is payable in annual installments over 30 years at an interest rate equal to the Prime rate as published in the The Wall Street Journal. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.
The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference will be credited or debited to equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s consolidated balance sheets. Dividends on unallocated shares are used to pay the ESOP debt.
Total compensation expense recognized in connection with the ESOP was $2.4 million for the year ended December 31, 2020. The ESOP made an upfront principal payment of $1.0 million on the loan in 2020 which resulted in the release and allocation of 63,690 shares and compensation expense of $0.9 million. The Company recorded additional compensation expense of $1.5 million related to the accrual of the annual loan payment and 104,464 shares committed to be allocated. The number of shares committed to be released per year is 501,429 through 2049 and 335,533 in the year 2050.
The following table presents share information held by the ESOP:

As of December 31, 2020
(Dollars in thousands)
Allocated shares	63,690
Shares committed to be allocated	104,464
Unallocated shares	14,772,498
Total shares	14,940,652
Fair value of unallocated shares	$240,939
Defined Contribution Supplemental Executive Retirement Plan
The Company’s DC SERP, a defined contribution supplemental executive retirement plan, allows certain senior officers to earn benefits calculated as a percentage of their compensation. The participant benefits are adjusted based upon a deemed investment performance of measurement funds selected by the participant. These measurement funds are for tracking purposes and are used only to track the performance of a mutual fund, market index, savings instrument, or other designated investment or portfolio of investments. The Company recorded expense related to the DC SERP of $0.9 million, $1.3 million and $1.4 million in the years ended December 31, 2020, 2019, and 2018, respectively. The total amount due to participants under this plan was included in other liabilities on the Company’s balance sheet and amounted to $27.6 million and $24.5 million at December 31, 2020 and 2019, respectively.
Deferred Compensation Plans
The Company sponsors three plans which allow for elective compensation deferrals by directors, former trustees, and certain senior-level employees. Each plan allows its participants to designate deemed investments for deferred amounts from certain options which include diversified choices, such as exchange traded funds and mutual funds. Portfolios with various risk profiles are available to participants with the approval of the Compensation Committee of the Board of Directors. The Company purchases and sells investments which track the deemed investment choices, so that it has available funds to meet its payment liabilities. Deferred amounts, adjusted for deemed investment performance, are paid at the time of a participant designated date or event, such as separation from service, death, or disability. The total amounts due to participants under the three plans were included in other liabilities on the Company’s balance sheet and amounted to $28.9 million and $21.0 million at December 31, 2020 and 2019, respectively.

Rabbi Trust Variable Interest Entity
The Company established a rabbi trust to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trust is considered a VIE as the equity investment at risk is insufficient to permit the trust to finance its activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trust as it has the power to direct the activities of the rabbi trust that significantly affect the rabbi trust’s economic performance and it has the obligation to absorb losses of the rabbi trust that could potentially be significant to the rabbi trust by virtue of its contingent call options on the rabbi trust’s assets in the event of the Company’s bankruptcy. As the primary beneficiary of this VIE, the Company consolidates the rabbi trust investments. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in other assets on the Company’s consolidated balance sheet. Changes in fair value are recorded in noninterest income.
Assets held in rabbi trust accounts by plan type, at fair value, were as follows:

	As of December 31,
	2020	2019
	(In thousands)
DB SERP	$22,616	$20,003
BEP	7,198	5,934
ODRCP	4,251	3,575
DC SERP	28,134	24,564
Deferred compensation plans	29,484	23,936
Total rabbi trust assets	$91,683	$78,012
Investments in rabbi trust accounts are recorded at fair value within the Company’s consolidated balance sheet with changes in fair value recorded through noninterest income. The following tables present the book value, net unrealized gain or loss, and market value of assets held in rabbi trust accounts by asset type for each of the plans included in the rabbi trust:

	DB SERP
	As of December 31, 2020			As of December 31, 2019
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value		Unrealized Gain/(Loss)		Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$1,208	$—	$1,208	$821		$—		$821
Equities	10,822	5,508	16,330	10,711		3,909		14,620
Fixed income	4,854	224	5,078	4,450		112		4,562
Total assets	$16,884	$5,732	$22,616	$15,982	$0	$4,021	$0	$20,003

	BEP
	As of December 31, 2020			As of December 31, 2019
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain/(Loss)		Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$320	$—	$320	$158	$—		$158
Equities	3,504	1,730	5,234	3,276	1,224		4,500
Fixed income	1,565	79	1,644	1,244	32		1,276
Total assets	$5,389	$1,809	$7,198	$4,678	$1,256	$0	$5,934

	ODRCP
	As of December 31, 2020			As of December 31, 2019
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value		Unrealized Gain/(Loss)		Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$230	$—	$230	$171		$—		$171
Equities	1,985	959	2,944	1,841		665		2,506
Fixed income	1,022	55	1,077	877		21		898
Total assets	$3,237	$1,014	$4,251	$2,889	$0	$686	$0	$3,575

	DC SERP
	As of December 31, 2020			As of December 31, 2019
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain/(Loss)	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$240	$—	$240	$1,540	$—	$1,540
Equities	20,966	6,928	27,894	15,691	4,676	20,367
Fixed income	—	—	—	2,619	38	2,657
Total assets	$21,206	$6,928	$28,134	$19,850	$4,714	$24,564

	Deferred Compensation Plans
	As of December 31, 2020			As of December 31, 2019
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain/(Loss)	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$3,159	$—	$3,159	$2,738	$—	$2,738
Equities	21,958	4,367	26,325	14,135	2,385	16,520
Fixed income	—	—	—	4,580	98	4,678
Total assets	$25,117	$4,367	$29,484	$21,453	$2,483	$23,936
The Company had equity securities held in rabbi trust accounts of $78.7 million and $58.5 million as of December 31, 2020 and 2019, respectively. The following table presents a summary of the gains and losses related to equity securities for the periods indicated:

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Net gains recognized on equity securities	$11,756	$11,283
Less: net gains realized on sale of equity securities	(5,122)	(1,774)
Unrealized gains on equity securities held at end of period	$6,634	$9,509

16. Commitments and Contingencies
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of December 31,
	2020	2019
	(In Thousands)
Commitments to extend credit	$3,818,952	$3,606,182
Standby letters of credit	60,221	60,124
Forward commitments to sell loans	41,160	21,357
Other Contingencies
The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company’s Consolidated Financial Statements.
As a member of the Federal Reserve System, the Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. However, in response to the COVID-19 pandemic, the Federal Reserve temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of December 31, 2020. The amount of the Bank’s reserve requirement included in cash and cash equivalents was approximately $3.7 million as of December 31, 2019.
17. Derivative Financial Instruments
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

Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company may enter into interest rate swaps in which they pay floating and receive fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate commercial loans. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. As of December 31, 2020, the Company does not have any active interest rate swaps which qualify as cash flow hedges for accounting purposes.
The following table reflects the Company’s derivative positions as of December 31, 2019 for interest rate swaps which qualify as cash flow hedges for accounting purposes.

As of December 31, 2019
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In Thousands)	(In Years)			(In Thousands)
Interest rate swaps on loans	$2,120,000	2.16	1.74%	2.11%	$(321)
Total	$2,120,000				$(321)
(1)Fair value included net accrued interest receivable of $0.4 million at December 31, 2019.
Due to the phase-out, and eventual discontinuation, of the LIBOR, central clearinghouses have begun to transition to alternative rates for valuation purposes. As of October 16, 2020, the Company changed its valuation methodology to reflect changes made by the Chicago Mercantile Exchange (“CME”), through which the Company clears derivative financial instruments that are eligible for clearing. The changes from the CME changed the discounting methodology and interest calculation of cash margin from OIS to SOFR for U.S. dollar cleared interest rate swaps. Accordingly, the improvements to the Company’s valuation methodology will result in valuations for cleared interest rate swaps that better reflect prices obtainable in the markets in which the Company transacts. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI. The balance of terminated cash flow hedges in AOCI will be amortized into earnings through January 2023.

	Year Ended December 31,
	2020	2019
	(Dollars in Thousands)
Unrealized gains on terminated hedges included in AOCI — January 1	$—	$—
Unrealized gains on terminated hedges arising during the period	57,362	—
Reclassification adjustments for amortization of unrealized (gains) into net interest income	(15,889)	—
Unrealized gains on terminated hedges included in AOCI — December 31	$41,473	$—
The Company expects approximately $31.2 million to be reclassified into interest income from other comprehensive income related to the Company’s terminated cash flow hedges in the next 12 months as of December 31, 2020.
Customer-Related Positions
Interest rate swaps offered to commercial customers do not qualify as hedges for accounting purposes. These swaps allow the Company to retain variable rate commercial loans while allowing the commercial customer to synthetically fix the loan rate by entering into a variable-to-fixed rate interest rate swap. The Company believes that its exposure to commercial customer derivatives is limited to non-performance by either the customer or the dealer because these contracts are simultaneously matched at inception with an offsetting dealer transaction.
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

Foreign exchange contracts consist of those offered to commercial customers and those entered into to hedge the Company’s foreign currency risk associated with a foreign-currency loan. Neither qualifies as a hedge for accounting purposes. These commercial customer derivatives are offset with matching derivatives with correspondent-bank counterparties in order to minimize foreign exchange rate risk to the Company. Exposure with respect to these derivatives is largely limited to non-performance by either the customer or the other counterparty. Neither the Company nor the correspondent-bank counterparty are required to post collateral but each has established foreign-currency transaction limits to manage the exposure risk. The Company requires its customers to post collateral to minimize risk exposure.
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	As of December 31, 2020
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	576	$3,652,385
Risk participation agreements	70	287,732
Foreign exchange contracts:
Matched commercial customer book	40	4,242
Foreign currency loan	3	10,798

	As of December 31, 2019
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	603	$3,749,474
Risk participation agreements	67	299,576
Foreign exchange contracts:
Matched commercial customer book	62	29,990
Foreign currency loan	23	7,310
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet for the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2020	Fair Value at December 31, 2019	Balance Sheet Location	Fair Value at December 31, 2020	Fair Value at December 31, 2019
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	Other liabilities	$—	$321
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$141,822	$64,463	Other liabilities	$42,600	$18,057
Risk participation agreements	Other assets	722	482	Other liabilities	1,230	606
Foreign currency exchange contracts — matched customer book	Other assets	90	469	Other liabilities	77	428
Foreign currency exchange contracts — foreign currency loan	Other assets	9	—	Other liabilities	69	203
		$142,643	$65,414		$43,976	$19,294
Total		$142,643	$65,414		$43,976	$19,615

The table below presents the net effect of the Company’s derivative financial instruments on the consolidated income statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Derivatives designated as hedges:
Gain in OCI on derivatives	$46,871	$20,275	$5,354
Gain reclassified from OCI into interest income (effective portion)	$27,131	$2,698	$1,198
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	$—	$—	$—
Other income	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain (loss) recognized in interest rate swap income	$(3,812)	$(2,833)	$(550)
Gain (loss) recognized in interest rate swap income for risk participation agreements	(384)	(83)	(35)
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	(28)	(47)	36
Foreign currency loan	143	(203)	—
Total (loss) for derivatives not designated as hedges	$(4,081)	$(3,166)	$(549)
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
Cleared derivative transactions are with CME and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At December 31, 2020 and 2019, the Company’s exposure to CME for settled variation margin in excess of the customer-related interest rate swap termination values was less than $0.1 million, and $1.5 million, respectively. In addition, at December 31, 2020 and 2019, the Company had posted initial-margin collateral in the form of a U.S. Treasury note amounting to $60.4 million and $27.6 million, respectively, to CME for these derivatives. The cash and U.S. Treasury note were considered restricted assets and were included in cash and due from banks and in available for sale securities, respectively.
At December 31, 2020 and 2019 the fair value of all customer-related interest rate swap derivatives with credit-risk related contingent features that were in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, was $42.6 million and $14.6 million, respectively. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At December 31, 2020 and 2019, the Company had posted collateral in the form of cash amounting to $49.2 million and $22.2 million, respectively, which was considered to be a restricted asset and was included in other short-term investments. If the Company had breached any of these provisions at December 31, 2020 or 2019, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.

18. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of December 31, 2020 and 2019, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its financial position, as of the dates indicated:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In Thousands)
	As of December 31, 2020
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	141,822	—	141,822	48	—	141,774
Risk participation agreements	722	—	722	—	—	722
Foreign currency exchange contracts – matched customer book	90	—	90	—	(1)	89
Foreign currency exchange contracts – foreign currency loan	9	—	9	—	—	9
	$142,643	$—	$142,643	$48	$(1)	$142,594
Derivative Liabilities
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	42,600	—	42,600	48	42,552	—
Risk participation agreements	1,230	—	1,230	—	—	1,230
Foreign currency exchange contracts – matched customer book	77	—	77	—	—	77
Foreign currency exchange contracts – foreign currency loan	69	—	69	—	—	69
	$43,976	$—	$43,976	$48	$42,552	$1,376

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In Thousands)
	As of December 31, 2019
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	64,463	—	64,463	1,434	—	63,029
Risk participation agreements	482	—	482	—	—	482
Foreign currency exchange contracts – matched customer book	469	—	469	7	(462)	—
	$65,414	$—	$65,414	$1,441	$(462)	$63,511
Derivative Liabilities
Interest rate swaps	$321	$—	$321	$321	$—	$—
Customer-related positions:
Interest rate swaps	18,057	—	18,057	1,434	16,623	—
Risk participation agreements	606	—	606	—	—	606
Foreign currency exchange contracts – matched customer book	428	—	428	7	—	421
Foreign currency exchange contracts – foreign currency loan	203	—	203	—	—	203
	$19,615	$—	$19,615	$1,762	$16,623	$1,230
19. Fair Value of Assets and Liabilities
The Company uses fair value measurements to record adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
The fair value of U.S. Agency bonds are evaluated using relevant trade data, benchmark quotes and spreads obtained from publicly available trade data, and generated on a price, yield or spread basis as determined by the observed market data. These securities were categorized as Level 2.
The fair value of U.S. government-sponsored residential and commercial mortgage-backed securities, were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2.
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
Fair value was based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. The estimated fair value of the Company’s securities available for sale, by type, is disclosed in the Securities footnote.
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equity securities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1. Mutual funds at net asset value amounted to $53.9 million and $16.2 million at December 31, 2020 and 2019, respectively. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at December 31, 2020 and 2019, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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
Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(Dollars in thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,148,800	$—	$2,148,800	$—
Government-sponsored commercial mortgage-backed securities	17,081	—	17,081	—
U.S. Agency bonds	666,709	—	666,709	—
U.S. Treasury securities	70,369	70,369	—	—
State and municipal bonds and obligations	280,902	—	280,902	—
Rabbi trust investments	91,683	83,884	7,799	—
Loans held for sale	1,140	—	1,140	—
Interest rate swap contracts
Customer-related positions	141,822	—	141,822	—
Risk participation agreements	722	—	722	—
Foreign currency forward contracts
Matched customer book	90	—	90	—
Foreign currency loan	9	—	9	—
Total	$3,419,327	$154,253	$3,265,074	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$42,600	$—	$42,600	$—
Risk participation agreements	1,230	—	1,230	—
Foreign currency forward contracts
Matched customer book	77	—	77	—
Foreign currency loan	69	—	69	—
Total	$43,976	$—	$43,976	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Trading securities
Municipal bonds	$961	$—	$961	$—
Securities available for sale
Government-sponsored residential mortgage-backed securities	1,167,968	—	1,167,968	—
U.S. Treasury securities	50,420	50,420	—
State and municipal bonds and obligations	283,538	—	283,538	—
Qualified zone academy bond	6,310	—	—	6,310
Rabbi trust investments	78,012	63,945	14,067	—
Loans held for sale	26	—	26	—
Interest rate swap contracts
Customer-related positions	64,463	—	64,463	—
Risk participation agreements	482	—	482	—
Foreign currency forward contracts
Matched customer book	469	—	469	—
Total	$1,652,649	$114,365	$1,531,974	$6,310
Liabilities
Interest rate swap contracts
Cash flow hedges – interest rate positions	$321	$—	$321	$—
Customer-related positions	18,057	—	18,057	—
Risk participation agreements	606	—	606	—
Foreign currency forward contracts
Matched customer book	428	—	428	—
Foreign currency loan	203	—	203	—
Total	$19,615	$—	$19,615	$—
There were no transfers to or from Level 1, 2 and 3 during the years ended December 31, 2020 and 2019.
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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020, 2019 and 2018:

Securities Available for Sale
(In thousands)
Balance at January 1, 2018	$5,936
Gains and losses (realized/unrealized):
Included in net income	109
Balance at December 31, 2018	$6,045
Gains and losses (realized/unrealized):
Included in net income	109
Included in other comprehensive income	156
Balance at December 31, 2019	$6,310
Gains and losses (realized/unrealized):
Included in net income	106
Included in other comprehensive income	(156)
Settlement	(6,260)
Balance at December 31, 2020	$—
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of December 31, 2020 and 2019.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$11,036	$—	$—	$11,036

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$4,261	$—	$—	$4,261
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

Disclosures about Fair Value of Financial Instruments
The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2020	Fair Value as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Loans, net of allowance for credit losses	$9,593,958	$9,779,195	$—	$—	$9,779,195
FHLB stock	8,805	8,805	—	8,805	—
Bank-owned life insurance	78,561	78,561	—	78,561	—
Liabilities
Deposits	$12,155,784	$12,155,843	$—	$12,155,843	$—
FHLB advances	14,624	14,434	—	14,434	—
Escrow deposits from borrowers	13,425	13,425	—	13,425	—

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2019	Fair Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Loans, net of allowance for credit losses	$8,889,184	$9,116,018	$—	$—	$9,116,018
FHLB stock	9,027	9,027	—	9,027	—
Bank-owned life insurance	77,546	77,546	—	77,546	—
Liabilities
Deposits	$9,551,392	$9,548,889	$—	$9,548,889	$—
FHLB advances	18,964	18,188	—	18,188	—
Escrow deposits from borrowers	15,349	15,349	—	15,349	—
This summary excludes certain financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these may include cash and due from banks, federal funds sold and short-term investments. For financial liabilities, these may include federal funds purchased. These instruments would all be considered to be classified as Level 1 within the fair value hierarchy. Also excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.
20. Revenue from Contracts with Customers
The Company adopted the new revenue recognition standard under ASC 606 on January 1, 2019 using the modified retrospective approach. Revenue recognition remained substantially unchanged following adoption of ASC 606 and, therefore, there were no material changes to the Company’s Consolidated Financial Statements as of or for the year ended December 31, 2019, as a result of adopting the new guidance.
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
1.Identify the contract(s) with the customers.

2.Identify the performance obligations.
3.Determine the transaction price.
4.Allocate the transaction price to the performance obligations.
5.Recognize revenue when (or as) the entity satisfies a performance obligation.
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

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Insurance commissions	$94,495	$90,587	$91,885
Service charges on deposit accounts	21,560	27,043	26,897
Trust and investment advisory fees	21,102	19,653	19,128
Debit card processing fees	10,277	10,452	16,162
Other non-interest income	7,311	8,483	9,981
Total noninterest income in-scope of ASC 606	154,745	156,218	164,053
Total noninterest income out-of-scope of ASC 606	23,628	26,081	16,542
Total noninterest income	$178,373	$182,299	$180,595
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
Insurance commissions earned but not yet received amounted to $15.8 million and $3.9 million as of December 31, 2020, and 2019 respectively, and were included in other assets.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include ACH transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.0 million and $0.8 million as of December 31, 2020 and 2019 respectively, and were included in other assets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million and $0.3 million as of December 31, 2020 and 2019, respectively, and were included in other assets.
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

21. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	For the Year Ended December 31, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale	$30,926	$(6,828)	$24,098
Less: reclassification adjustment for gains included in net income	288	(64)	224
Net change in fair value of securities available for sale	30,638	(6,764)	23,874
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges(1)	46,871	(13,175)	33,696
Less: net cash flow hedge gains reclassified into interest income	27,131	(7,626)	19,505
Net change in fair value of cash flow hedges	19,740	(5,549)	14,191
Defined benefit pension plans:
Change in actuarial net loss	(58,811)	16,532	(42,279)
Less: amortization of actuarial net loss	(10,787)	3,033	(7,754)
Plan amendment – prior service credit	133,439	(37,510)	95,929
Less: net accretion of prior service credit	1,931	(543)	1,388
Net change in other comprehensive income for defined benefit postretirement plans	83,484	(23,468)	60,016
Total other comprehensive income	$133,862	$(35,781)	$98,081

	For the Year Ended December 31, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale	$54,881	$(12,166)	$42,715
Less: reclassification adjustment for gains included in net income	2,016	(459)	1,557
Net change in fair value of securities available for sale	52,865	(11,707)	41,158
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	20,275	(5,699)	14,576
Less: net cash flow hedge gains reclassified into interest income	2,698	(758)	1,940
Net change in fair value of cash flow hedges	17,577	(4,941)	12,636
Defined benefit pension plans:
Change in actuarial net loss	(37,722)	10,603	(27,119)
Less: amortization of actuarial net loss	(7,242)	2,036	(5,206)
Less: amortization of prior service cost	(44)	11	(33)
Net change in other comprehensive income for defined benefit postretirement plans	(30,436)	8,556	(21,880)
Total other comprehensive income	$40,006	$(8,092)	$31,914

	For the Year Ended December 31, 2018
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale	$(39,144)	$8,659	$(30,485)
Less: reclassification adjustment for gains included in net income	50	(10)	40
Net change in fair value of securities available for sale	(39,194)	8,669	(30,525)
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	5,354	(1,505)	3,849
Less: net cash flow hedge gains reclassified into interest income	1,198	(337)	861
Net change in fair value of cash flow hedges	4,156	(1,168)	2,988
Defined benefit pension plans:
Change in actuarial net loss	2,680	(754)	1,926
Less: amortization of actuarial net loss	(7,621)	2,142	(5,479)
Less: amortization of prior service cost	(44)	12	(32)
Net change in other comprehensive income for defined benefit postretirement plans	10,345	(2,908)	7,437
Total other comprehensive income	$(24,693)	$4,593	$(20,100)
(1)Includes amortization of $11.4 million of the remaining balance of realized but unrecognized gains, net of tax, from the termination of interest rate swaps. The total realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $29.8 million, net of tax, at December 31, 2020.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning balance: January 1, 2018	$11,165	$—	$(66,826)	$(55,661)
Other comprehensive income (loss) before reclassifications	(30,485)	3,849	—	(26,636)
Less: Amounts reclassified from accumulated other comprehensive income	40	861	(7,437)	(6,536)
Net current-period other comprehensive income	(30,525)	2,988	7,437	(20,100)
Ending balance: December 31, 2018	$(19,360)	$2,988	$(59,389)	$(75,761)
Other comprehensive income (loss) before reclassifications	42,715	14,576	(27,119)	30,172
Less: Amounts reclassified from accumulated other comprehensive income	1,557	1,940	(5,239)	(1,742)
Net current-period other comprehensive income	41,158	12,636	(21,880)	31,914
Ending balance: December 31, 2019	$21,798	$15,624	$(81,269)	$(43,847)
Other comprehensive income (loss) before reclassifications	24,098	33,696	53,650	111,444
Less: Amounts reclassified from accumulated other comprehensive income	224	19,505	(6,366)	13,363
Net current-period other comprehensive income	23,874	14,191	60,016	98,081
Ending balance: December 31, 2020	$45,672	$29,815	$(21,253)	$54,234

The following table illustrates the significant amounts reclassified out of each component of accumulated other comprehensive income, net of tax:

	Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components	2020		2019	2018	Affected Line Item in the Statement Where Net Income is Presented
	(In Thousands)
Unrealized gains and losses on available-for-sale securities	$288		$2,016	$50	Gain/(loss) on sale of securities
	288	288	2,016	50	Total before tax
	(64)		(459)	(10)	Tax (expense) or benefit
	$224		$1,557	$40	Net of tax
Unrealized gains and losses on cash flow hedges	$27,131		$2,698	$1,198	Interest income
	27,131	27,131	2,698	1,198	Total before tax
	(7,626)		(758)	(337)	Tax (expense) or benefit
	$19,505		$1,940	$861	Net of tax
Amortization of defined benefit pension items	$(10,787)		$(7,242)	$(7,621)	Net periodic pension cost
Accretion (amortization) of prior service credit (cost)	1,931		(44)	(44)	Employee Benefits footnote
	(8,856)		(7,286)	(7,665)	Total before tax
	2,490		2,047	2,154	Tax (expense) or benefit
	$(6,366)		$(5,239)	$(5,511)	Net of tax
Total reclassifications for the period	$13,363		$(1,742)	$(4,610)

22. Segment Reporting
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

Results of operations and selected financial information by segment and reconciliation to the Consolidated Financial Statements as of and for the years ended December 31, 2020, 2019, and 2018 were as follows:

	As of and for the year ended December 31, 2020
	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$401,251	$—	$—	$401,251
Provision for loan losses	38,800	—	—	38,800
Net interest income after provision for loan losses	362,451	—	—	362,451
Noninterest income	82,334	96,739	(700)	178,373
Noninterest expense	431,705	77,806	(4,588)	504,923
Income before provision for income taxes	13,080	18,933	3,888	35,901
Income tax provision	7,870	5,293	—	13,163
Net income	$5,210	$13,640	$3,888	$22,738
Total assets	$15,831,175	$200,216	$(67,201)	$15,964,190
Total liabilities	$12,547,838	$55,501	$(67,201)	$12,536,138

	As of and for the year ended December 31, 2019
	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$411,264	$—	$—	$411,264
Provision for loan losses	6,300	—	—	6,300
Net interest income after provision for loan losses	404,964	—	—	404,964
Noninterest income	89,840	92,705	(246)	182,299
Noninterest expense	337,323	79,043	(3,682)	412,684
Income before provision for income taxes	157,481	13,662	3,436	174,579
Income tax provision	35,542	3,939	—	39,481
Net income	$121,939	$9,723	$3,436	$135,098
Total assets	$11,515,117	$165,965	$(52,307)	$11,628,775
Total liabilities	$10,046,189	$34,740	$(52,307)	$10,028,622

	As of and for the year ended December 31, 2018
	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$390,044	$—	$—	$390,044
Provision for loan losses	15,100	—	—	15,100
Net interest income after provision for loan losses	374,944	—	—	374,944
Noninterest income	86,596	94,233	(234)	180,595
Noninterest expense	326,956	73,852	(2,880)	397,928
Income before provision for income taxes	134,584	20,381	2,646	157,611
Income tax provision	29,313	5,571	—	34,884
Net income	$105,271	$14,810	$2,646	$122,727
Total assets	$11,265,752	$152,832	$(40,297)	$11,378,287
Total liabilities	$9,954,112	$31,331	$(40,297)	$9,945,146

23. Parent Company Financial Statements
Condensed financial information relative to Eastern Bankshares Inc.'s (“the parent company") balance sheets at December 31, 2020 and 2019 and the related statements of income and cash flows for the years ended December 31, 2020, 2019 and 2018 are presented below. The statement of shareholders’ equity is not presented below as the parent company’s shareholders’ equity is that of the consolidated Company.

BALANCE SHEETS
	As of December 31,
	2020	2019
	(Dollars in thousands)
Assets
Cash and cash equivalents(1)	$741,034	$4,730
Goodwill and other intangibles, net	744	744
Deferred income taxes, net	10,817	—
Investment in subsidiaries	2,674,133	1,594,024
Other assets	1,324	771
Total assets	$3,428,052	$1,600,269
Liabilities and shareholders’ equity
Other liabilities	$—	$116
Total liabilities	—	116
Shareholders’ equity	3,428,052	1,600,153
Total liabilities and shareholders’ equity	$3,428,052	$1,600,269
(1)Entire balance eliminates in consolidation.

STATEMENTS OF INCOME
	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Expenses
Professional services	$1,485	$360	$255
Charitable contributions	91,287	—	—
Other	151	105	129
Total expenses	92,923	465	384
Loss before income taxes and equity in undistributed income of subsidiaries	(92,923)	(465)	(384)
Income tax benefit	(13,933)	(131)	(108)
Loss before equity in undistributed income of subsidiaries	(78,990)	(334)	(276)
Equity in undistributed income of subsidiaries	101,728	135,432	123,003
Net income	$22,738	$135,098	$122,727

STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows provided by (used in) operating activities
Net income	$22,738	$135,098	$122,727
Adjustments to reconcile net income to cash provided by operating activities
Equity in undistributed income of subsidiaries	(101,728)	(135,432)	(123,003)
Issuance of common shares donated to the Eastern Bank Charitable Foundation	91,287	—	—
ESOP expense	2,351	—	—
Change in:
Deferred income taxes, net	(10,817)	—	—
Other, net	(350)	25	(9)
Net cash provided by operating activities	3,481	(309)	(285)
Cash flows used in investing activities
Investment in Eastern Bank	(882,096)	—	—
Net cash used in investing activities	(882,096)	—	—
Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	1,792,878	—	—
Purchase of shares by ESOP	(149,407)	—	—
Payments for deferred offering costs	(28,552)	(346)	—
Net cash provided by financing activities	1,614,919	(346)	—
Net increase in cash and cash equivalents	736,304	(655)	(285)
Cash and cash equivalents at beginning of year	4,730	5,385	5,670
Cash and cash equivalents at end of year	$741,034	$4,730	$5,385
24. Quarterly Results of Operations (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2020	2019	2020	2019	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Interest and dividend income	$106,159	$111,483	$101,933	$112,838	$100,513	$112,723	$104,723	$107,973
Interest expense	6,013	8,811	3,178	9,315	1,771	8,575	1,115	7,052
Net interest income	100,146	102,672	98,755	103,523	98,742	104,148	103,608	100,921
Provision for loan losses	28,600	3,000	8,600	1,500	700	—	900	1,800
Net interest income after provision for loan losses	71,546	99,672	90,155	102,023	98,042	104,148	102,708	99,121
Noninterest income	33,369	47,800	47,657	45,632	47,709	41,590	49,638	47,277
Noninterest expense	95,172	104,829	100,765	101,570	109,817	100,666	199,169	105,619
Income before provision for income taxes	9,743	42,643	37,047	46,085	35,934	45,072	(46,823)	40,779
Income tax provision (benefit)	1,298	9,678	7,197	11,032	7,429	9,230	(2,761)	9,541
Net income (loss)	$8,445	$32,965	$29,850	$35,053	$28,505	$35,842	$(44,062)	$31,238
Earnings (loss) per share:
Basic	$—	$—	$—	$—	$—	$—	$(0.26)	$—
Diluted	—	—	—	—	—	—	(0.26)	—
Average common shares outstanding:
Basic	—	—	—	—	—	—	171,812,535	—
Diluted	—	—	—	—	—	—	171,812,535	—
25. Related Parties
The Company has, and expects to have in the future, related party transactions in the ordinary course of business.The transactions include, but are not limited to, lending activities and deposits services with directors and executive officers of the Company and their affiliates. Based on the Company’s assessment, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Further details relating to certain party transactions are outlined below:
At December 31, 2020 and 2019, the amount of deposits from related parties held by the Company totaled $10.4 million and $8.3 million, respectively.
The amount of loans with related parties at December 31, 2020 and 2019 were $21.0 million and $15.5 million, respectively. In addition, the Company had commitments to lend to related parties of $17.3 million at December 31, 2020.
26. Subsequent Events
On January 28, 2021, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock. Dividends amounting to $11.2 million were payable on March 15, 2021 to shareholders of record as of the close of business on March 3, 2021. Such dividend amount included payments in respect of unallocated ESOP shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K.
Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
Management's Report on Internal Control over Financial Reporting
Management of Eastern Bankshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.
Due to the Company's status as an emerging growth company, the Company is not subject to the requirement that the Company's independent registered public account firm attest to the effectiveness of our internal control over financial reporting. As such, the Company's independent registered public accounting firm has not audited or issued an opinion on the effectiveness of the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 17, 2021 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2020 under the headings of “Proposal 1 – Election of Directors,” “Corporate Governance – Code of Business Conduct and Ethics,” “Shareholders Proposals,” “Audit Committee Report,” “Information about our Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” and “Corporate Governance – Audit Committee."
ITEM 11. EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the Definitive Proxy Statement under the headings of “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “2020 Summary Compensation Table,” “Director Compensation,” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Corporate Governance – Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Independent Registered Public Accounting Firm.”

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1) The Consolidated Financial Statements (see Item 8 of this Annual Report on Form 10-K):
Reports of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2020 and 2019.
Consolidated statements of income for each of the years in the three-year period ended December 31, 2020.
Consolidated statements of comprehensive income for each of the years in the three-year period ended     December 31, 2020.
Consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2020.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2020.
Notes to the Consolidated Financial Statements.
(2) All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the Consolidated Financial Statements or in the Notes thereto in this Annual Report on Form 10-K.
(3) The exhibits that are filed as part of this Report are listed below in the Exhibits Index.
(b) The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Annual Report on Form 10-K.
(c) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related Notes thereto in this Annual Report on Form 10-K.
EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.

2	Plan of Conversion		S-1	333-239251	06/18/2020	2

3.1	Amended and Restated Articles of Organization of Eastern Bankshares, Inc.		10-Q	001-39610	11/16/2020	3.1

3.2	Bylaws of Eastern Bankshares, Inc.		10-Q	333-239251	09/24/2020	3.2

4.1	Form of Common Stock Certificate of Eastern Bankshares, Inc.		S-1/A	333-239251	08/05/2020	4

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act	X

10.1†	Eastern Bank Employee Stock Ownership Plan		S-1	333-239251	06/18/2020	10.1

10.2†	Executive Severance Benefits Agreement with Robert F. Rivers		S-1	333-239251	06/18/2020	10.2

10.3†	Executive Retention and Severance Benefits Agreement with Quincy L. Miller		S-1	333-239251	06/18/2020	10.3

10.4†	Change in Control Agreement with Robert F. Rivers, dated June 15, 2020		S-1	333-239251	06/18/2020	10.4

10.5†	Change in Control Agreement with Quincy L. Miller, dated June 15, 2020		S-1	333-239251	06/18/2020	10.5

10.6†	Form of Change in Control Agreement with other executive officers		S-1	333-239251	06/18/2020	10.6

10.7†	Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.7

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.
10.8†	Benefit Equalization Plan		S-1	333-239251	06/18/2020	10.8

10.9†	Outside Directors’ Retainer Continuance Plan, as amended		10-Q	333-239251	09/24/2020	10.9

10.10†	409A Long Term Incentive Plan, as amended		S-1	333-239251	06/18/2020	10.10

10.11†	409A Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.11

10.12†	Eastern Insurance Group LLC Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.12

10.13†	Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.13

10.14†	Management Incentive Plan		S-1	333-239251	06/18/2020	10.14

10.15†	Eastern Insurance Group LLC Management Incentive Plan		S-1	333-239251	06/18/2020	10.15

21	Subsidiaries of Eastern Bankshares, Inc.	X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements.
		X

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+.	X
†    Management contract or compensatory plan, contract or arrangement
+    Furnished herewith
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

/s/ Robert F. Rivers
Robert F. Rivers
Chair and Chief Executive Officer

Date: March 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert F. Rivers	Director, Chair and Chief Executive Officer	Date: March 29, 2021
Robert F. Rivers	(Principal Executive Officer)

/s/ James B. Fitzgerald	Chief Financial Officer	Date: March 29, 2021
James B. Fitzgerald	(Principal Financial Officer)

/s/ David A. Ahlquist	Principal Accounting Officer	Date: March 29, 2021
David A. Ahlquist

/s/ Richard C. Bane	Director	Date: March 29, 2021
Richard C. Bane

/s/ Luis A. Borgen	Director	Date: March 29, 2021
Luis A. Borgen

/s/ Joseph T. Chung	Director	Date: March 29, 2021
Joseph T. Chung

/s/ Paul M. Connolly	Director	Date: March 29, 2021
Paul M. Connolly

/s/ Bari A. Harlam	Director	Date: March 29, 2021
Bari A. Harlam

/s/ Diane S. Hessan	Director	Date: March 29, 2021
Diane S. Hessan

/s/ Richard E. Holbrook	Director	Date: March 29, 2021
Richard E. Holbrook

/s/ Deborah C. Jackson	Director	Date: March 29, 2021
Deborah C. Jackson

/s/ Peter K. Markell	Director	Date: March 29, 2021
Peter K. Markell

/s/ Greg A. Shell	Director	Date: March 29, 2021
Greg A. Shell

/s/ Paul D. Spiess	Director	Date: March 29, 2021
Paul D. Spiess