Form 10-Q
period 2021-03-31
Eastern Bankshares, Inc.
filed 2021-05-14
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☒  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
186,758,154 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 13, 2021.

2

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(In thousands, except share data)
ASSETS
Cash and due from banks	$79,497	$116,591
Short-term investments	1,780,835	1,937,479
Cash and cash equivalents	1,860,332	2,054,070
Available for sale securities	3,986,253	3,183,861
Loans held for sale	2,022	1,140
Loans:
Commercial and industrial	1,986,366	1,995,016
Commercial real estate	3,676,941	3,573,630
Commercial construction	249,416	305,708
Business banking	1,513,051	1,339,164
Residential real estate	1,406,510	1,370,957
Consumer home equity	832,466	868,270
Other consumer	251,725	277,780
Total loans	9,916,475	9,730,525
Less: allowance for loan losses	(111,080)	(113,031)
Less: unamortized premiums, net of unearned discounts and deferred fees	(32,673)	(23,536)
Net loans	9,772,722	9,593,958
Federal Home Loan Bank stock, at cost	8,805	8,805
Premises and equipment	46,619	49,398
Bank-owned life insurance	79,110	78,561
Goodwill and other intangibles, net	376,002	376,534
Deferred income taxes, net	31,508	13,229
Prepaid expenses	150,453	148,680
Other assets	412,969	455,954
Total assets	$16,726,795	$15,964,190
LIABILITIES AND EQUITY
Deposits:
Demand	$5,369,164	$4,910,794
Interest checking accounts	2,482,731	2,380,497
Savings accounts	1,362,463	1,256,736
Money market investment	3,522,990	3,348,898
Certificates of deposit	243,527	258,859
Total deposits	12,980,875	12,155,784
Borrowed funds:
Federal Home Loan Bank advances	14,473	14,624
Escrow deposits of borrowers	14,878	13,425
Total borrowed funds	29,351	28,049
Other liabilities	329,524	352,305
Total liabilities	13,339,750	12,536,138
Commitments and contingencies (see footnote 11)	—	—
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 186,758,154 and 186,758,154 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,868	1,868
Additional paid in capital	1,854,895	1,854,068
Unallocated common shares held by the Employee Stock Ownership Plan	(146,472)	(147,725)
Retained earnings	1,702,946	1,665,607
Accumulated other comprehensive income, net of tax	(26,192)	54,234
Total shareholders’ equity	3,387,045	3,428,052
Total liabilities and shareholders’ equity	$16,726,795	$15,964,190
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$88,639	$95,538
Taxable interest and dividends on available for sale securities	10,206	8,178
Non-taxable interest and dividends on available for sale securities	1,856	1,921
Interest on federal funds sold and other short-term investments	432	517
Interest and dividends on trading securities	—	5
Total interest and dividend income	101,133	106,159
Interest expense:
Interest on deposits	1,002	5,414
Interest on borrowings	40	599
Total interest expense	1,042	6,013
Net interest income	100,091	100,146
(Release of) provision for allowance for loan losses	(580)	28,600
Net interest income after provision for loan losses	100,671	71,546
Noninterest income:
Insurance commissions	28,147	27,477
Service charges on deposit accounts	5,367	6,098
Trust and investment advisory fees	5,663	5,095
Debit card processing fees	2,749	2,470
Interest rate swap income (losses)	5,405	(6,009)
Income (losses) from investments held in rabbi trusts	1,846	(6,743)
Losses on trading securities, net	—	(2)
Gains on sales of mortgage loans held for sale, net	1,479	93
Gains on sales of securities available for sale, net	1,164	122
Other	3,392	4,768
Total noninterest income	55,212	33,369
Noninterest expense:
Salaries and employee benefits	64,040	61,589
Office occupancy and equipment	8,217	8,689
Data processing	12,129	10,004
Professional services	4,148	3,689
Charitable contributions	—	1,187
Marketing	1,691	2,468
Loan expenses	1,847	1,112
FDIC insurance	948	906
Amortization of intangible assets	532	702
Other	497	4,826
Total noninterest expense	94,049	95,172
Income before income tax expense	61,834	9,743
Income tax expense	14,171	1,298
Net income	$47,663	$8,445
Basic earnings per share	$0.28	$—
Diluted earnings per share	$0.28	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$47,663	$8,445
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	(74,904)	26,192
Net change in fair value of cash flow hedges	(5,948)	29,075
Net change in other comprehensive income for defined benefit postretirement plans	426	—
Total other comprehensive (loss) income	(80,426)	55,267
Total comprehensive (loss) income	$(32,763)	$63,712
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2019	—	$—	$—	$1,644,000	$(43,847)	$—	$1,600,153
Cumulative effect of accounting adjustment (1)	—	—	—	(1,131)	—	—	(1,131)
Net income	—	—	—	8,445	—	—	8,445
Other comprehensive income, net of tax	—	—	—	—	55,267	—	55,267
Balance at March 31, 2020	—	$—	$—	$1,651,314	$11,420	$—	$1,662,734

Balance at December 31, 2020	186,758,154	$1,868	$1,854,068	$1,665,607	$54,234	$(147,725)	$3,428,052
Dividends to common shareholders (2)	—	—	—	(10,324)	—	—	(10,324)
Net income	—	—	—	47,663	—	—	47,663
Other comprehensive income, net of tax	—	—	—	—	(80,426)	—	(80,426)
ESOP shares committed to be released	—	—	827	—	—	1,253	2,080
Balance at March 31, 2021	186,758,154	$1,868	$1,854,895	$1,702,946	$(26,192)	$(146,472)	$3,387,045

(1) Represents cumulative impact on retained earnings pursuant to the Company’s (as defined herein) adoption of Accounting Standards Update 2016-02 Leases. The transition adjustment to the opening balance of retained earnings on January 1, 2020 amounted to $1.1 million, net of tax, related to an incremental accrued rent adjustment calculated as a result of electing the hindsight practical expedient.
(2) The Company declared and paid a quarterly cash dividend of $0.06 per share of common stock during the three months ended March 31, 2021.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Operating activities
Net income	$47,663	$8,445
Adjustments to reconcile net income to net cash provided by operating activities
(Release of) provision for loan losses	(580)	28,600
Depreciation and amortization	3,283	4,318
(Accretion) amortization of net loan costs and premiums, net	(6,859)	795
Deferred income tax expense	5,118	4,641
Amortization of investment security premiums and discounts	3,277	791
Right-of-use asset amortization	2,862	3,615
Net gain on sale of securities available for sale	(1,164)	(122)
Amortization of gains from terminated interest rate swaps	(8,274)	—
Employee Stock Ownership Plan expense	2,080	—
Other	(557)	(576)
Change in:
Trading securities	—	309
Loans held for sale	(863)	(2,866)
Prepaid pension expense	838	(30,473)
Other assets	43,683	(61,071)
Other liabilities	(25,597)	12,043
Net cash provided by (used in) operating activities	64,910	(31,551)
Investing activities
Proceeds from sales of securities available for sale	23,236	5,600
Proceeds from maturities and principal paydowns of securities available for sale	214,085	56,021
Purchases of securities available for sale	(1,137,969)	(70,301)
Proceeds from sale of Federal Home Loan Bank stock	—	749
Purchases of Federal Home Loan Bank stock	—	(527)
Contributions to low income housing tax credit investments	(2,727)	(5,177)
Contributions to other equity investments	—	(137)
Distributions from equity investments	7	13
Net increase in outstanding loans	(171,325)	(101,856)
Purchased banking premises and equipment, net	(719)	(1,029)
Proceeds from sale of premises held for sale	736	—
Net cash used in investing activities	(1,074,676)	(116,644)
Financing activities
Net increase in demand, savings, interest checking, and money market investment deposit accounts	840,423	762,049
Net decrease in time deposits	(15,332)	(4,430)
Net decrease (increase) in borrowed funds	1,302	(203,968)
Contingent consideration paid	(41)	(92)
Payment of initial public offering costs	—	(1,517)
Dividends declared and paid to common shareholders	(10,324)	—
Net cash provided by financing activities	816,028	552,042
Net (decrease) increase in cash, cash equivalents, and restricted cash	(193,738)	403,847
Cash, cash equivalents, and restricted cash at beginning of period	2,054,070	362,602
Cash, cash equivalents, and restricted cash at end of period	$1,860,332	$766,449
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$1,049	$6,908
Income taxes	$4,858	$5,361
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$2,943	$5,000
Initial recognition of operating lease right-of-use assets upon adoption of Accounting Standards Update 2016-02	$—	$92,948
Initial recognition of operating lease liabilities upon adoption of Accounting Standards Update 2016-02	$—	$96,426
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Corporate Structure and Nature of Operations; Basis of Presentation
Corporate Structure and Nature of Operations
Eastern Bankshares, Inc., a Massachusetts corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiaries, Eastern Bank (the “Bank”) and Eastern Insurance Group LLC (“Eastern Insurance Group”), the Company provides a variety of banking, trust and investment services, and insurance services, through its full-service bank branches and insurance offices, located primarily in Eastern Massachusetts, southern and coastal New Hampshire and Rhode Island. Eastern Insurance Group is a wholly-owned subsidiary of the Bank.
The activities of the Company are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The activities of the Bank are subject to the regulatory supervision of the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau. The Company and the activities of the Bank and Eastern Insurance Group are also subject to various Massachusetts, New Hampshire and Rhode Island business and banking regulations.

Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and its Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) as well as the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws.
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
The accompanying consolidated balance sheet as of March 31, 2021, the consolidated statements of income and comprehensive income and of changes in shareholders’ equity for the three months ended March 31, 2021 and 2020 and statement of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of March 31, 2021 and those that were adopted during the three months ended March 31, 2021. For a full discussion of significant accounting policies, refer to the notes included within the Company’s 2020 Form 10-K.
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
Relevant standards that were recently issued but not yet adopted as of March 31, 2021:
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update addresses optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. For public and nonpublic entities, the guidance is effective as of March 12, 2020 through December 31, 2022 and does not apply to contract modifications made after December 31, 2022. The Company will adopt this standard on the nonpublic company effective date and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact of the transition away from LIBOR.
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
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). The amendments in ASU 2018-19 were intended to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This update requires entities to include expected recoveries of the amortized cost basis previously written off or expected to be written off in the valuation account for purchased financial assets with credit deterioration. In addition, the amendments in this update clarify and improve various aspects of the guidance for ASU 2016-13. For public entities that meet the definition of an SEC filer (excluding smaller reporting entities) the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the fiscal years beginning after December 15, 2018. For all other entities, the guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic in the United States. to provide economic relief measures including the option to defer adoption of ASU 2016-13 to the earlier of the ending of the national emergency declaration related to the COVID-19 crisis or December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act (the “Appropriations Act”) was enacted to fund the federal government through their fiscal year, extend certain expiring tax provisions and provide additional emergency relief to individuals and businesses related to the COVID-19 pandemic in the United States. Included within the provisions of the Appropriations Act is an extension of the adoption date for ASU 2016-13 from December 31, 2020 to the earlier of January 1, 2022 or 60 days after the date on which the COVID-19 national emergency terminates. The Company anticipates deferring adoption of this standard to January 1, 2022.
To address the impact of ASU 2016-13, the Company has formed a committee, including the Chief Credit Officer, the Chief Financial Officer, and Chief Information Officer, to assist in identifying, implementing, and evaluating the impact of the required changes to loan loss estimation models and processes. The Company has evaluated portfolio segmentation, methodologies and economic forecasting inputs to the process and continues to design the control environment under the new standard. A third party has been engaged to assist the Company in project management, documentation, model governance and related internal controls implementation. The Company is currently assessing the impact of the new standard on its consolidated financial statements.
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
Relevant standards that were adopted during the period ended March 31, 2021:
In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-use software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). This update addresses accounting for fees paid by a customer for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). The new guidance aligns treatment for capitalization of implementation costs with guidance on internal-use software. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2020, and for all interim periods beginning after December 15, 2021. The adoption of this standard on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) which expands the scope of guidance in ASC 848 so that companies can apply the optional expedients to derivative instruments affected by the clearing house changes. ASU 2021-01 also clarifies and updates several items in ASU 2020-04 as part of the Board’s monitoring of global reference rate reform activities. ASU 2021-01 permits entities to elect certain optional expedients and exceptions to modifications of interest rate indexes used for computing when accounting derivative contracts and certain hedging relationships impacted by changes in interest rates used for discounting, margining, or contract price alignment. ASU 2021-01 clarifies other aspects of the guidance in ASC 848 and provides new guidance on how to address the effects of the cash compensation adjustment that is provided as part of the above change on certain aspects of hedge accounting. The guidance was effective upon issuance and allows for retrospective or prospective application with certain conditions. The Company did not elect retrospective application. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.
3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, and fair value of available for sale securities as of March 31, 2021 and December 31, 2020 were as follows:

	As of March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,713,898	$23,199	$(45,395)	$2,691,702
Government-sponsored commercial mortgage-backed securities	119,064	—	(2,793)	116,271
U.S. Agency bonds	860,554	—	(28,882)	831,672
U.S. Treasury securities	69,385	30	(325)	69,090
State and municipal bonds and obligations	260,818	16,700	—	277,518
	$4,023,719	$39,929	$(77,395)	$3,986,253

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In Thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,106,658	$42,142	$—	$2,148,800
Government-sponsored commercial mortgage-backed securities	17,054	27	—	17,081
U.S. Agency bonds	670,468	113	(3,872)	666,709
U.S. Treasury securities	70,106	263	—	70,369
State and municipal bonds and obligations	260,898	20,004	—	280,902
	$3,125,184	$62,549	$(3,872)	$3,183,861
The amortized cost and estimated fair value of available for sale securities by contractual maturities as of March 31, 2021 and December 31, 2020 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of available for sale securities as of the dates indicated were as follows:

	As of March 31, 2021
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$20,503	$21,777	$87,383	$91,340	$2,606,012	$2,578,585	$2,713,898	$2,691,702
Government-sponsored commercial mortgage-backed securities	—	—	24,090	23,771	94,974	92,500	—	—	119,064	116,271
U.S. Agency bonds	—	—	99,784	98,111	760,770	733,561	—	—	860,554	831,672
U.S. Treasury securities	10,065	10,095	59,320	58,995	—	—	—	—	69,385	69,090
State and municipal bonds and obligations	405	406	25,244	26,220	72,587	76,077	162,582	174,815	260,818	277,518
Total	$10,470	$10,501	$228,941	$228,874	$1,015,714	$993,478	$2,768,594	$2,753,400	$4,023,719	$3,986,253

	As of December 31, 2020
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$46,293	$48,925	$96,338	$100,278	$1,964,027	$1,999,597	$2,106,658	$2,148,800
Government-sponsored commercial mortgage-backed securities	—	—	—	—	17,054	17,081	—	—	17,054	17,081
U.S. Agency bonds	—	—	99,772	99,834	570,696	566,875	—	—	670,468	666,709
U.S. Treasury securities	50,023	50,251	20,083	20,118	—	—	—	—	70,106	70,369
State and municipal bonds and obligations	406	408	20,511	21,431	74,980	79,635	165,001	179,428	260,898	280,902
Total	$50,429	$50,659	$186,659	$190,308	$759,068	$763,869	$2,129,028	$2,179,025	$3,125,184	$3,183,861
Gross realized gains from sales of available for sale securities during the three months ended March 31, 2021 and 2020 were $1.2 million and $0.1 million, respectively. There were no significant gross realized losses from sales of securities available for sale during the three months ended March 31, 2021 and 2020. There was no other-than-temporary impairment (“OTTI”) recorded during the three months ended March 31, 2021 and 2020.
Management prepares an estimate of the expected cash flows for investment securities available for sale that potentially may be deemed to have been an OTTI. This estimate begins with the contractual cash flows of the security. This amount is then reduced by an estimate of probable credit losses associated with the security. When estimating the extent of probable losses on the securities, management considers the credit quality and the ability to pay of the underlying issuers. Indicators of diminished credit quality of the issuers include defaults, interest deferrals, or “payments in kind.” Management also considers those factors listed in the “Investments – Debt and Equity Securities” topic of the FASB ASC when estimating the ultimate realizability of the cash flows for each individual security.
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
Information pertaining to available for sale securities with gross unrealized losses as of March 31, 2021 and December 31, 2020, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	As of March 31, 2021
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	18	$45,395	$2,004,883	$—	$—	$45,395	$2,004,883
Government-sponsored commercial mortgage-backed securities	7	2,793	116,271	—	—	2,793	116,271
U.S. Agency bonds	13	28,882	831,672	—	—	28,882	831,672
U.S. Treasury securities	2	325	58,995	—	—	325	58,995
	40	$77,395	$3,011,821	$—	$—	$77,395	$3,011,821

	As of December 31, 2020
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Agency bonds	6	3,872	416,824	—	—	3,872	416,824
	6	$3,872	$416,824	$—	$—	$3,872	$416,824
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the tables above by category are as follows as of March 31, 2021 and December 31, 2020:
•Government-sponsored residential mortgage-backed securities – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.
•Government-sponsored commercial mortgage-backed securities – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.
•U.S. Agency bonds – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. The securities in a loss position as of December 31, 2020 remain in a loss position as of March 31, 2021 but have not yet been held for a period of 12 months or longer as of March 31, 2021. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.
•U.S. Treasury securities – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investments. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.

4. Loans and Allowance for Loan Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	As of March 31,	As of December 31,
	2021	2020
	(In thousands)
Commercial and industrial	$1,986,366	$1,995,016
Commercial real estate	3,676,941	3,573,630
Commercial construction	249,416	305,708
Business banking	1,513,051	1,339,164
Residential real estate	1,406,510	1,370,957
Consumer home equity	832,466	868,270
Other consumer	251,725	277,780
Gross loans before unamortized premiums, unearned discounts and deferred fees	9,916,475	9,730,525
Allowance for credit losses	(111,080)	(113,031)
Unamortized premiums, net of unearned discounts and deferred fees	(32,673)	(23,536)
Loans after the allowance for credit losses, unamortized premiums, unearned discounts and deferred fees	$9,772,722	$9,593,958
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $2.4 billion at both March 31, 2021 and December 31, 2020. The balance of funds borrowed from the FHLBB were $14.5 million and $14.6 million at March 31, 2021 and December 31, 2020, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $832.4 million and $884.1 million at March 31, 2021 and December 31, 2020, respectively. There were no funds borrowed from the FRB outstanding at March 31, 2021 and December 31, 2020.
Serviced Loans
At March 31, 2021 and December 31, 2020, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $12.9 million and $13.5 million, respectively.

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
The following table summarizes the changes in the allowance for loan losses for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at the beginning of period	$113,031	$82,297
Loans charged off	(1,982)	(2,343)
Recoveries	611	584
(Release of) provision for loan losses	(580)	28,600
Balance at end of period	$111,080	$109,138
The following tables summarize changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	For the Three Months Ended March 31, 2021
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,617	$54,569	$4,553	$13,152	$6,435	$3,744	$3,467	$494	$113,031
Charge-offs	—	(234)	—	(1,384)	—	—	(364)	—	(1,982)
Recoveries	9	—	—	365	10	71	156	—	611
(Release of) provision	(1,220)	803	(1,203)	1,371	(210)	(239)	239	(121)	(580)
Ending balance	$25,406	$55,138	$3,350	$13,504	$6,235	$3,576	$3,498	$373	$111,080
Ending balance: individually evaluated for impairment	$4,761	$210	$—	$1,387	$1,516	$263	$—	$—	$8,137
Ending balance: acquired with deteriorated credit quality	$1,283	$822	$—	$—	$327	$—	$—	$—	$2,432
Ending balance: collectively evaluated for impairment	$19,362	$54,106	$3,350	$12,117	$4,392	$3,313	$3,498	$373	$100,511
Loans ending balance:
Individually evaluated for impairment	$17,907	$4,536	$—	$21,001	$26,459	$4,461	$26	$—	$74,390
Acquired with deteriorated credit quality	2,944	1,554	—	—	3,119	—	—	—	7,617
Collectively evaluated for impairment	1,965,515	3,670,851	249,416	1,492,050	1,376,932	828,005	251,699	—	9,834,468
Total loans by group	$1,986,366	$3,676,941	$249,416	$1,513,051	$1,406,510	$832,466	$251,725	$—	$9,916,475

	For the Three Months Ended March 31, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,919	$34,730	$3,424	$8,260	$6,380	$4,027	$4,173	$384	$82,297
Charge-offs	—	—	—	(1,337)	—	(473)	(533)	—	(2,343)
Recoveries	322	1	—	127	60	14	60	—	584
Provision (release of)	9,290	14,496	1,288	3,131	(212)	345	319	(57)	28,600
Ending balance	$30,531	$49,227	$4,712	$10,181	$6,228	$3,913	$4,019	$327	$109,138
Ending balance: individually evaluated for impairment	$4,037	$270	$—	$453	$1,275	$221	$—	$—	$6,256
Ending balance: acquired with deteriorated credit quality	$—	$936	$—	$—	$256	$—	$—	$—	$1,192
Ending balance: collectively evaluated for impairment	$26,494	$48,021	$4,712	$9,728	$4,697	$3,692	$4,019	$327	$101,690
Loans ending balance:
Individually evaluated for impairment	$32,423	$8,054	$—	$10,258	$29,393	$6,280	$23	$—	$86,431
Acquired with deteriorated credit quality	3,939	5,780	—	—	3,424	—	—	—	13,143
Collectively evaluated for impairment	1,734,760	3,509,887	293,135	769,658	1,387,186	923,274	369,629	—	8,987,529
Total loans by group	$1,771,122	$3,523,721	$293,135	$779,916	$1,420,003	$929,554	$369,652	$—	$9,087,103
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
Prior to December 31, 2020, the Company utilized a 12-point credit risk-rating system to manage risk and identify potential problem loans. In the fourth quarter of 2020, the Company realigned its credit risk-rating system, transitioning to a 15-point credit risk-rating system. The Company believes the expansion from the prior 12-point scale provides more refinement in the pass grade categories; new pass grades are 0-10. There are no changes to non-pass categories, which continue to align with regulatory guidelines and are found in ratings: special mention (11), substandard (12), doubtful (13) and loss (14). The Company believes that increasing granularity of the risk rating system allows for more robust portfolio management and increased precision and effectiveness of credit risk identification.
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
The following tables detail the internal risk-rating categories for the Company’s commercial and industrial, commercial real estate, commercial construction and business banking portfolios:

	As of March 31, 2021
Category	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	$684,938	$6,318	$—	$1,079,605	$1,770,861
Pass	1,171,994	3,353,758	232,981	347,867	5,106,600
Special mention	68,826	127,751	10,345	57,387	264,309
Substandard	45,573	186,707	6,090	26,492	264,862
Doubtful	15,035	2,407	—	1,700	19,142
Loss	—	—	—	—	—
Total	$1,986,366	$3,676,941	$249,416	$1,513,051	$7,425,774

	As of December 31, 2020
Category	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	$655,346	$6,585	$—	$918,921	$1,580,852
Pass	1,199,522	3,256,697	280,792	336,657	5,073,668
Special mention	78,117	134,562	10,330	57,092	280,101
Substandard	47,525	173,308	14,586	24,788	260,207
Doubtful	14,506	2,478	—	1,706	18,690
Loss	—	—	—	—	—
Total	$1,995,016	$3,573,630	$305,708	$1,339,164	$7,213,518
Paycheck Protection Program (“PPP”) loans are included within the unrated category of the commercial and industrial and business banking portfolios in the tables above. Commercial and industrial PPP and business banking PPP loans amounted to $609.9 million and $628.2 million, respectively, at March 31, 2021, and $568.8 million and $457.4 million, respectively, at December 31, 2020. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.
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

Asset Quality
In response to the novel coronavirus (“COVID-19”) pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the COVID-19 pandemic. Modifications granted to customers allowed for full payment deferrals (principal and interest) or deferral of only principal payments. The balance of loans which underwent a modification and have not yet resumed payment as of March 31, 2021 and December 31, 2020 was $178.4 million and $332.7 million, respectively. The Company defines a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due. These modifications with active deferrals met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed TDRs (as defined herein). Additionally, loans that are performing in accordance with the contractual terms of the modification are not reflected as being past due and therefore are not impacting non-accrual or delinquency totals as of March 31, 2021 and December 31, 2020. The Company continued to accrue interest on these COVID-19 modified loans and evaluated the deferred interest for collectability as of March 31, 2021 and December 31, 2020.
The Company manages its loan portfolio with careful monitoring. As a general rule, loans more than 90 days past due with respect to principal and interest are classified as non-accrual loans. Exceptions may be made if management believes that collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest, or the loan is accounted for as a purchased credit impaired (“PCI”) loan. Therefore, as permitted by banking regulations, certain consumer loans past due 90 days or more may continue to accrue interest. The Company may also use discretion regarding other loans over 90 days delinquent if the loan is well secured and in the process of collection. Non-accrual loans and loans that are more than 90 days past due but still accruing interest are considered non-performing loans.
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
The following is a summary pertaining to the breakdown of the Company’s non-accrual loans:

	As of March 31,	As of December 31,
	2021	2020
	(In Thousands)
Commercial and industrial	$12,266	$11,714
Commercial real estate	1,016	915
Business banking	16,993	17,430
Residential real estate	8,127	6,815
Consumer home equity	3,524	3,602
Other consumer	349	529
Total non-accrual loans	$42,275	$41,005

The following tables show the age analysis of past due loans as of the dates indicated:

	As of March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In thousands)
Commercial and industrial	$9,460	$3	$1,174	$10,637	$1,975,729	$1,986,366	$252
Commercial real estate	3,225	—	1,403	4,628	3,672,313	3,676,941	1,138
Commercial construction	—	—	—	—	249,416	249,416	—
Business banking	13,299	1,404	8,513	23,216	1,489,835	1,513,051	—
Residential real estate	5,738	857	6,271	12,866	1,393,644	1,406,510	280
Consumer home equity	1,416	496	3,006	4,918	827,548	832,466	9
Other consumer	975	419	349	1,743	249,982	251,725	—
Total	$34,113	$3,179	$20,716	$58,008	$9,858,467	$9,916,475	$1,679

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing
	(In thousands)
Commercial and industrial	$4	$268	$1,924	$2,196	$1,992,820	$1,995,016	$848
Commercial real estate	—	556	1,545	2,101	3,571,529	3,573,630	1,111
Commercial Construction	—	—	—	—	305,708	305,708	—
Business banking	5,279	3,311	10,196	18,786	1,320,378	1,339,164	—
Residential real estate	9,184	2,517	4,904	16,605	1,354,352	1,370,957	279
Consumer home equity	1,806	364	3,035	5,205	863,065	868,270	9
Other consumer	1,978	234	517	2,729	275,051	277,780	—
Total	$18,251	$7,250	$22,121	$47,622	$9,682,903	$9,730,525	$2,247
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

The following table shows the TDR loans on accrual and nonaccrual status as of the dates indicated:

	As of March 31, 2021
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$5,641	6	$7,583	7	$13,224
Commercial real estate	1	3,520	1	468	2	3,988
Business banking	5	4,008	6	1,075	11	5,083
Residential real estate	140	22,565	30	3,557	170	26,122
Consumer home equity	79	3,607	14	854	93	4,461
Other consumer	3	26	—	—	3	26
Total	229	$39,367	57	$13,537	286	$52,904

	As of December 31, 2020
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$5,628	7	$6,819	8	$12,447
Commercial real estate	1	3,521	1	480	2	4,001
Business banking	6	4,471	6	722	12	5,193
Residential real estate	146	23,416	27	3,273	173	26,689
Consumer home equity	91	4,030	12	815	103	4,845
Other consumer	3	29	—	—	3	29
Total	248	$41,095	53	$12,109	301	$53,204
The amount of specific reserves associated with the TDRs was $4.1 million and $3.5 million at March 31, 2021 and December 31, 2020, respectively. There were no additional commitments to lend to borrowers who have been a party to a TDR as of both March 31, 2021 and December 31, 2020.
The following tables show the modifications which occurred during the periods and the change in the recorded investment subsequent to the modifications occurring:

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Business banking	—	$—	$—	1	$244	$244
Residential real estate	1	295	295	8	414	419
Consumer home equity	—	—	—	1	24	24
Total	1	$295	$295	10	$682	$687
(1)The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.
At March 31, 2021 and December 31, 2020, the outstanding recorded investment of loans that were new TDRs were $0.3 million and $3.9 million, respectively.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Extended maturity and interest only/principal deferred	$—	$46
Court-ordered concession	295	—
Other	—	641
Total	$295	$687
The following table shows the loans that have been modified during the prior 12 months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to nonaccrual:

	For the Three Months Ended March 31,
	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted (1):
Commercial and industrial	—	$—	2	$4,613
Business banking	1	419	—	—
Consumer home equity	1	59	1	1,335
Total	2	$478	3	$5,948
(1)This table does not reflect any TDRs which were fully charged off, paid off, or otherwise settled during the period.
During the three months ended March 31, 2021 and 2020 the amounts charged-off on TDRs modified in the prior 12 months were $0 and $0.4 million, respectively.
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
The Company measures impairment of loans using a discounted cash flow method, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company has defined the population of impaired loans to include certain non-accrual loans, TDR loans, and residential and home equity loans that have been partially charged off.

The following table summarizes the Company’s impaired loans by loan portfolio as of the dates indicated:

	As of March 31, 2021			As of December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$10,071	$11,312	$—	$9,182	$11,212	$—
Commercial real estate	4,068	4,113	—	3,955	3,974	—
Business banking	4,961	7,260	—	5,250	7,659	—
Residential real estate	14,408	16,714	—	14,730	17,010	—
Consumer home equity	2,370	2,370	—	2,571	2,571	—
Other consumer	26	26	—	29	29	—
Sub-total	35,904	41,795	—	35,717	42,455	—
With an allowance recorded:
Commercial and industrial	7,836	8,147	4,761	8,161	8,432	4,555
Commercial real estate	468	489	210	480	497	210
Business banking	16,040	20,925	1,387	16,651	21,146	1,435
Residential real estate	12,051	12,051	1,516	12,326	12,326	1,565
Consumer home equity	2,091	2,091	263	2,274	2,274	289
Sub-total	38,486	43,703	8,137	39,892	44,675	8,054
Total	$74,390	$85,498	$8,137	$75,609	$87,130	$8,054
The following tables display information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	For the Three Months Ended March 31,
	2021		2020
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$9,899	$46	$20,880	$70
Commercial real estate	4,176	44	7,491	44
Business banking	5,024	26	2,286	17
Residential real estate	14,648	144	14,801	173
Consumer home equity	2,438	20	3,606	40
Other consumer	27	—	23	—
Sub-total	36,212	280	49,087	344
With an allowance recorded:
Commercial and industrial	7,965	—	11,730	—
Commercial real estate	657	—	348	—
Business banking	16,325	14	8,782	15
Residential real estate	12,248	127	11,727	137
Consumer home equity	2,150	18	2,857	31
Sub-total	39,345	159	35,444	183
Total	$75,557	$439	$84,531	$527

Purchased Credit Impaired Loans
The following table displays the outstanding and carrying amounts of PCI loans as of the dates indicated:

	As of March 31, 2021	As of December 31, 2020
	(In Thousands)
Outstanding balance	$8,662	$9,982
Carrying amount	7,617	$9,297
The excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$2,495	$3,923
Accretion	(216)	(422)
Other change in expected cash flows	(248)	(155)
Balance at end of period	$2,031	$3,346
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
Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans. As of March 31, 2021 and December 31, 2020, the Company held commercial loan participation interests totaling $1.0 billion and $1.0 billion, respectively.

The following table summarizes the Company’s loan participations:

	As of and for the three months ended March 31, 2021				As of and for the year ended December 31, 2020
	Balance	Nonperforming Loan Rate (%)	Impaired (%)	Gross Charge-offs	Balance	Nonperforming Loan Rate (%)	Impaired (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$579,812	1.31%	1.31%	$—	$598,873	1.11%	1.11%	$—
Commercial real estate	345,261	0.00%	0.00%	—	306,202	0.00%	0.00%	—
Commercial construction	86,447	0.00%	0.00%	—	119,600	0.00%	0.00%	—
Business banking	31	0.00%	0.00%	—	34	0.00%	0.00%	—
Total loan participations	$1,011,551	0.75%	0.75%	$—	$1,024,709	0.65%	0.65%	$—

5. Leases
The Company leases certain office space and equipment under various non-cancelable operating leases. These leases have original terms ranging from 1 year to 25 years. Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based upon the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s consolidated balance sheet.
As of the dates indicated, the Company had the following related to operating leases:

	As of March 31, 2021	As of December 31, 2020
	(In thousands)
Right-of-use assets	$79,163	$81,596
Lease liabilities	82,910	85,330
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s consolidated balance sheet.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating lease cost	$3,561	$3,613
Finance lease cost	31	2
Variable lease cost	490	522
Total lease cost	$4,082	$4,137
During the three months ended March 31, 2021 and 2020, the Company made $3.6 million and $3.5 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of March 31, 2021	As of	As of December 31, 2020
Weighted-average remaining lease term (in years)	8.33		8.50
Weighted-average discount rate	2.63%		2.65%

6. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization by reporting unit at the dates indicated below:

	As of March 31, 2021
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In Thousands)
Balances not subject to amortization
Goodwill	$298,611	$70,866	$369,477
Balances subject to amortization
Insurance agency	—	6,398	6,398
Core deposits	127	—	127
Total other intangible assets	127	6,398	6,525
Total goodwill and other intangible assets	$298,738	$77,264	$376,002

	As of December 31, 2020
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In Thousands)
Balances not subject to amortization
Goodwill	$298,611	$70,866	$369,477
Balances subject to amortization
Insurance agency	—	6,899	6,899
Core deposits	158	—	158
Total other intangible assets	158	6,899	7,057
Total goodwill and other intangible assets	$298,769	$77,765	$376,534
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The quantitative assessment was most recently performed as of September 30, 2020. During the three months ended December 31, 2020 and the three months ended March 31, 2021 there were no events or changes in circumstances not already considered in the Company's annual assessment. The Company considered the economic conditions for the period including the potential impact of the COVID-19 pandemic as it pertains to the goodwill above and determined that there was no indication of impairment related to goodwill as of March 31, 2021 or December 31, 2020.
Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic as it pertains to these intangible assets and determined that there was no indication of impairment related to other intangible assets as of March 31, 2021 or December 31, 2020.

7. Earnings Per Share (“EPS”)
Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the quarter ended March 31, 2021, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the quarter ended March 31, 2020 as the Company had no shares outstanding.

For the Three Months Ended March 31, 2021
(Dollars in thousands, except per share data)
Net income applicable to common shares	$47,663

Average number of common shares outstanding	186,758,154
Less: Average unallocated ESOP shares	(14,709,110)
Average number of common shares outstanding used to calculate basic earnings per common share	172,049,044
Common stock equivalents	—
Average number of common shares outstanding used to calculate diluted earnings per common share	172,049,044
Earnings per common share
Basic and diluted	$0.28
All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS.

8. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Combined federal and state income tax provisions	$14,171	$1,298
Effective income tax rates	22.9%	13.3%
The Company’s provision for income taxes was $14.2 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. The increase in income tax expense was due primarily to higher pre-tax income during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, decreasing the impact on the effective rate related to net favorable permanent differences, including investment tax credits and tax exempt income.
The Company assesses the realizability of deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. As of March 31, 2021 and December 31, 2020, the Company had a valuation allowance of $12.0 million related to the 2020 stock donation of $91.3 million and cash contribution of $3.7 million to the Eastern Bank Charitable Foundation (the “Foundation”). Based upon the level of available historical taxable income and projections for future taxable income over the periods which the deferred tax assets are realizable, the Company believes it is more likely than not that the Company will realize the remainder of the net deferred tax assets as of March 31, 2021.
The Company files tax returns in the U.S. federal jurisdiction and various states. As of March 31, 2021, the Company is no longer subject to exam for tax years before 2017 by the Internal Revenue Service (“IRS”) and state tax authorities. The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however the IRS and/or state jurisdiction, upon examination, could disagree with the Company’s interpretation.
Management has performed an evaluation of the Company’s tax positions and determined that a reserve for unrecognized tax benefits at March 31, 2021 and December 31, 2020 was not needed.
9. Low Income Housing Tax Credits and Other Tax Credit Investments
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate income. The Company has primarily invested in separate Low Income Housing Tax Credits (“LIHTC”) projects, also referred to as qualified affordable housing projects, which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. The return on these investments is generally generated through tax credits and tax losses. In addition to LIHTC projects, the Company invests in new markets tax credit projects that qualify for CRA credits and eligible projects that qualify for renewable energy and historic tax credits.
As of March 31, 2021 and December 31, 2020, the Company had $64.1 million and $59.8 million, respectively, in tax credit investments that were included in other assets in the consolidated balance sheets.
When permissible, the Company accounts for its investments in LIHTC projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment in the housing projects is included in other assets. The Company will continue to use the proportional amortization method on any new qualifying LIHTC investments.

The following table presents the Company’s investments in LIHTC projects using the proportional amortization method for the periods indicated:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	(In thousands)
Current recorded investment included in other assets	$62,904	$58,504
Commitments to fund qualified affordable housing projects included in recorded investment noted above	34,430	31,487
The following table presents additional information related to the Company's investments in LIHTC projects for the period indicated:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Tax credits and benefits recognized	$1,464	$1,519
Amortization expense included in income tax expense	1,264	1,191
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the consolidated balance sheet and totaled $1.2 million as of both March 31, 2021 and December 31, 2020. There was $1.7 million in outstanding commitments relating to these investments as of both March 31, 2021 and December 31, 2020.

10. Employee Benefits
Conversion of Defined Benefit Pension Plan and Benefit Equalization Plan to Cash Balance Plan Design
Effective November 1, 2020, the Qualified Defined Benefit Pension Plan (“Defined Benefit Plan”) and the Non-Qualified Benefit Equalization Plan (“BEP”) sponsored by the Company were amended to convert the plans from a traditional final average earnings plan design to a cash balance plan design. Benefits earned under the final average earnings plan design were frozen at October 31, 2020. Starting November 1, 2020, future benefits are earned under the cash balance plan design. Under the cash balance plan design, hypothetical account balances are established for each participant and pension benefits are generally stated as the lump sum amount in that hypothetical account. Contribution credits equal to a percentage of a participant’s annual compensation (if the participant works at least 1,000 hours during the year) and interest credits equal to the greater of the 30-Year Treasury rate for September preceding the current plan year or 3.5% are added to a participant’s account each year. For employees hired prior to November 1, 2020, annual contribution credits will generally increase as the participant remains employed with the Company. Employees hired on and after November 1, 2020 will receive annual contribution credits equal to 5% of annual compensation, with no future increases. Notwithstanding the preceding sentence, since a cash balance plan is a defined benefit plan, the annual retirement benefit payable at normal retirement (age 65) is an annuity, which is the actuarial equivalent of the participant’s account balance under the cash balance plan design, plus their frozen benefit under the final average earnings plan design. However, under the Defined Benefit Plan, participants may elect, with the consent of their spouses if they are married, to have the benefits distributed as a lump sum rather than an annuity. The lump sum is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account. Under the BEP, benefits are generally only payable as a lump sum, which is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account.
Pension Plans
The Company provides pension benefits for its employees through membership in the Savings Banks Employees’ Retirement Association. The plan through which benefits are provided is a noncontributory, qualified defined benefit plan. The Company’s annual contribution to the Defined Benefit Plan is based upon standards established by the Pension Protection Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. The Defined Benefit Plan has a plan year end of October 31.
The Company has an unfunded Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) that provides certain retired and currently employed officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. The DB SERP has a plan year end of December 31.
In addition, the Company has an unfunded Benefit Equalization Plan (“BEP”) to provide retirement benefits to certain employees whose retirement benefits under the qualified pension plan are limited per the Internal Revenue Code. The BEP has a plan year end of October 31.
The Company also has an unfunded Outside Directors’ Retainer Continuance Plan (“ODRCP”) that provides pension benefits to outside directors who retire from service. The ODRCP has a plan year end of December 31. Effective December 31, 2020, the Company closed the ODRCP to new participants and froze benefit accruals for active participants.
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	For the Three Months Ended March 31,
	2021	2020
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$7,896	$6,232
Interest cost	1,269	2,616
Expected return on plan assets	(8,141)	(7,425)
Prior service (credit) cost	(2,946)	6
Recognized net actuarial loss	3,538	2,361
Net periodic benefit cost	$1,616	$3,790

Service costs for the Defined Benefit Plan, the BEP, and the DB SERP are recognized within salaries and employee benefits in the statement of income. Service costs for the ODRCP are recognized within professional services in the statement of income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the statement of income. The Company's non-service cost expenses for the Defined Benefit Plan and the BEP decreased by $3.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This was primarily due to the conversion of the Company's Defined Benefit Plan and BEP from a traditional final average earnings plan design to a cash balance plan design. In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2020, and did not make any contributions to the Defined Benefit Plan during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company made contributions to the Defined Benefit Plan of $32.5 million.
Rabbi Trust Variable Interest Entity
The Company established a rabbi trust to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trust is considered a variable interest entity (“VIE”) as the equity investment at risk is insufficient to permit the trust to finance its activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trust as it has the power to direct the activities of the rabbi trust that significantly affect the rabbi trust’s economic performance and it has the obligation to absorb losses of the rabbi trust that could potentially be significant to the rabbi trust by virtue of its contingent call options on the rabbi trust’s assets in the event of the Company’s bankruptcy. As the primary beneficiary of this VIE, the Company consolidates the rabbi trust investments. In general, the rabbi trust investments and any earnings received thereon are accumulated, reinvested and used exclusively for trust purposes. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in other assets on the Company's consolidated balance sheet. Changes in fair value are recorded in noninterest income. At March 31, 2021 and December 31, 2020 the amount of rabbi trust investments at fair value were $94.0 million and $91.7 million, respectively.
Investments in rabbi trust accounts are recorded at fair value within the Company's consolidated balance sheet with changes in fair value recorded through noninterest income. The following table presents the book value, mark-to-market, and fair value of assets held in rabbi trust accounts by asset type:

	As of March 31, 2021			As of December 31, 2020
	Book Value	Mark-to-Market	Fair Value	Book Value	Mark-to-Market	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$5,230	$—	$5,230	$5,157	$—	$5,157
Equities	61,662	18,828	80,490	59,235	19,492	78,727
Fixed income	8,110	175	8,285	7,441	358	7,799
Total assets	$75,002	$19,003	$94,005	$71,833	$19,850	$91,683

11. Commitments and Contingencies
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
Substantially all of the Company’s commitments to extend credit, which normally have fixed expiration dates or termination clauses, are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. For forward loan sale commitments, the contract or notional amount does not represent exposure to credit loss. The Company does not sell loans with recourse.
The following table summarizes the above financial instruments as of the dates indicated:

	As of March 31, 2021	As of December 31, 2020
	(In Thousands)
Commitments to extend credit	$3,959,011	$3,818,952
Standby letters of credit	63,986	60,221
Forward commitments to sell loans	35,564	41,160
Other Contingencies
The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company’s consolidated financial statements.
As a member of the Federal Reserve System, the Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston (the “FRBB”). However, in response to the COVID-19 pandemic, the Federal Reserve temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of either March 31, 2021 or December 31, 2020.
12. Derivative Financial Instruments
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

Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company may enter into interest rate swaps in which they pay floating and receive fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate commercial loans. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. As of March 31, 2021 and December 31, 2020, the Company did not have any active interest rate swaps which qualify as cash flow hedges for accounting purposes.
Due to the phase-out, and eventual discontinuation, of the LIBOR, central clearinghouses have begun to transition to alternative rates for valuation purposes. As of October 16, 2020, the Company changed its valuation methodology to reflect changes made by the Chicago Mercantile Exchange (“CME”), through which the Company clears derivative financial instruments that are eligible for clearing. The changes from the CME changed the discounting methodology and interest calculation of cash margin from overnight index swap to secured overnight financing rate (also known as SOFR) for U.S. dollar cleared interest rate swaps. The Company believes that its improvements to its valuation methodology will result in valuations for cleared interest rate swaps that better reflect prices obtainable in the markets in which the Company transacts. The changes in valuation methodology were applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.
The following table presents the pre-tax impact of terminated cash flow hedges on accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2021:

For the Three Months Ended March 31, 2021
(In thousands)
Unrealized gains on terminated hedges included in AOCI - January 1	$41,473
Unrealized gains on terminated hedges arising during the period	—
Reclassification adjustments for amortization of unrealized (gains) into net income	(8,274)
Unrealized gains on terminated hedges included in AOCI - March 31	$33,199
There were no unrealized gains or losses on terminated hedges during the three months ended March 31, 2020.
The balance of terminated cash flow hedges in AOCI will be amortized into earnings through January 2023. The Company expects approximately $28.3 million to be reclassified into interest income from other comprehensive income related to the Company’s terminated cash flow hedges in the next 12 months as of March 31, 2021.
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
Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased (asset) or sold (liability) guarantee allows the Company to participate-out (fee paid) or participate-in (fee received) the risk associated with certain derivative positions executed with the borrower by the lead bank in a customer-related interest rate swap derivative.

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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	As of March 31, 2021
	Number of Positions	Total Notional
	(Dollars in Thousands)
Interest rate swaps	562	$3,571,918
Risk participation agreements	70	288,803
Foreign exchange contracts:
Matched commercial customer book	74	8,428
Foreign currency loan	3	7,988

	As of December 31, 2020
	Number of Positions	Total Notional
	(Dollars in Thousands)
Interest rate swaps	576	$3,652,385
Risk participation agreements	70	287,732
Foreign exchange contracts:
Matched commercial customer book	40	4,242
Foreign currency loan	3	10,798
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet for the periods indicated. There were no derivatives designated as hedging instruments at March 31, 2021 or December 31, 2020.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2021	Fair Value at December 31, 2020	Balance Sheet Location	Fair Value at March 31, 2021	Fair Value at December 31, 2020
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$90,748	$141,822	Other liabilities	$33,620	$42,600
Risk participation agreements	Other assets	391	722	Other liabilities	530	1,230
Foreign currency exchange contracts - matched customer book	Other assets	81	90	Other liabilities	61	77
Foreign currency exchange contracts - foreign currency loan	Other assets	18	9	Other liabilities	5	69
Total		$91,238	$142,643		$34,216	$43,976

The table below presents the net effect of the Company’s derivative financial instruments on the consolidated income statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in Thousands)
Derivatives designated as hedges:
Gain in OCI on derivatives	$—	$43,556
Gain reclassified from OCI into interest income (effective portion)	$8,274	$3,112
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	$—	$—
Other income	—	—
Total	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain (loss) recognized in interest rate swap income	$4,851	$(6,280)
Gain (loss) recognized in interest rate swap income for risk participation agreements	369	(301)
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	6	(26)
Foreign currency loan	73	397
Total gain (loss) for derivatives not designated as hedges	$5,299	$(6,210)
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
Cleared derivative transactions are with CME and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At March 31, 2021 and December 31, 2020, the Company’s exposure to CME for settled variation margin in excess of the customer-related interest rate swap termination values was $0, and less than $0.1 million, respectively. In addition, at March 31, 2021 and December 31, 2020, the Company had posted initial-margin collateral in the form of a U.S. Treasury note amounting to $49.3 million and $60.4 million, respectively, to CME for these derivatives. The cash and U.S. Treasury note were considered restricted assets and were included in cash and due from banks and in available for sale securities, respectively.
At March 31, 2021 and December 31, 2020 the fair value of all customer-related interest rate swap derivatives with credit-risk related contingent features that were in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, totaled $28.3 million and $42.6 million, respectively. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At March 31, 2021 and December 31, 2020, the Company had posted collateral in the form of cash amounting to $35.9 million and $49.2 million, respectively, which was considered to be a restricted asset and was included in short-term investments. If the Company had breached any of these provisions at March 31, 2021 or December 31, 2020, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.

13. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of March 31, 2021 and December 31, 2020, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its financial position, as of the dates indicated:

	As of March 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Description				Financial Instruments	Collateral Pledged (Received)
	(In thousands)

Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	90,748	—	90,748	1,426	—	89,322
Risk participation agreements	391	—	391	—	—	391
Foreign currency exchange contracts – matched customer book	81	—	81	—	—	81
Foreign currency exchange contracts – foreign currency loan	18	—	18	—	—	18
	$91,238	$—	$91,238	$1,426	$—	$89,812
Derivative Liabilities
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	33,620	—	33,620	1,426	32,194	—
Risk participation agreements	530	—	530	—	—	530
Foreign currency exchange contracts – matched customer book	61	—	61	—	—	61
Foreign currency exchange contracts – foreign currency loan	5	—	5	—	—	5
	$34,216	$—	$34,216	$1,426	$32,194	$596

	As of December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Description				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	141,822	—	141,822	48	—	141,774
Risk participation agreements	722	—	722	—	—	722
Foreign currency exchange contracts – matched customer book	90	—	90	—	(1)	89
Foreign currency exchange contracts – foreign currency loan	9	—	9	—	—	9
	$142,643	$—	$142,643	$48	$(1)	$142,594
Derivative Liabilities
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	42,600	—	42,600	48	42,552	—
Risk participation agreements	1,230	—	1,230	—	—	1,230
Foreign currency exchange contracts – matched customer book	77	—	77	—	—	77
Foreign currency exchange contracts – foreign currency loan	69	—	69	—	—	69
	$43,976	$—	$43,976	$48	$42,552	$1,376
14. Fair Value of Assets and Liabilities
The Company uses fair value measurements to record adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
Available for Sale Securities
Available for sale securities recorded at fair value consisted of U.S. Treasury securities, U.S. government-sponsored residential and commercial mortgage-backed securities, U.S. Agency bonds, and state and municipal bonds.
The Company’s U.S. Treasury securities are traded on active markets and therefore these securities were classified as Level 1.
The fair value of U.S. Agency bonds are evaluated using relevant trade data, benchmark quotes and spreads obtained from publicly available trade data, and generated on a price, yield or spread basis as determined by the observed market data. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
The fair value of U.S. government-sponsored residential and commercial mortgage-backed securities, were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
The fair value of state and municipal bonds were estimated by a third-party pricing vendor using a valuation matrix with inputs including observable bond interest rate tables, recent transactions, and yield relationships. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
Fair value was based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. The estimated fair value of the Company’s securities available for sale, by type, is disclosed in the Securities footnote.
Loans Held for Sale
The fair value of loans held for sale, whose carrying amounts approximate fair value, was estimated using the anticipated market price based upon pricing indications provided by investor banks. These assets were classified as Level 2 given the use of observable inputs.
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

Loans are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs.
FHLB Stock
The fair value of FHLB stock approximates the carrying amount based on the redemption provisions of the FHLB. These assets were classified as Level 2.
Rabbi Trust Investments
Rabbi trust investments consisted primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and were recorded at fair value and included in other assets. The purpose of these rabbi trust investments is to fund certain executive non-qualified retirement benefits and deferred compensation.
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equity securities, mutual funds and exchange-traded funds are traded in an active market and therefore were categorized as Level 1. Mutual funds at net asset value amounted to $52.0 million at March 31, 2021 and $53.9 million at December 31, 2020. There were no redemption restrictions on these mutual funds at the end of any period presented.
Bank-Owned Life Insurance
The fair value of bank-owned life insurance was based upon quotations received from bank-owned life insurance dealers. These assets were classified as Level 2 given the use of observable inputs.
Deposits
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and interest checking accounts, and money market accounts, was equal to their carrying amount. The fair value of time deposits was based on the discounted value of contractual cash flows using current market interest rates. Deposits were classified as Level 2 given the use of observable market inputs.
The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the wholesale market (core deposit intangibles).
FHLB Advances
The fair value of FHLB advances was based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar remaining maturities. FHLB advances were classified as Level 2.
Escrow Deposits of Borrowers
The fair value of escrow deposits of borrowers, which have no stated maturity, approximates the carrying amount. Escrow deposits of borrowers were classified as Level 2.
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at March 31, 2021 and December 31, 2020, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
Risk Participations
The fair value of risk participations was determined based upon the total expected exposure of the derivative which considers the present value of cash flows discounted using market-based inputs and were therefore categorized as Level 2 within the fair value hierarchy. The fair value also included a credit valuation adjustment which evaluates the credit risk of its counterparties by considering factors such as the likelihood of default by the counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.
Foreign Currency Forward Contracts
The fair values of foreign currency forward contracts were based upon the remaining expiration period of the contracts and bid quotations received from foreign exchange contract dealers and were categorized as Level 2 within the fair value hierarchy.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(Dollars in thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,691,702	$—	$2,691,702	$—
Government-sponsored commercial mortgage-backed securities	116,271	—	116,271	—
U.S. Agency bonds	831,672	—	831,672	—
U.S. Treasury securities	69,090	69,090	—	—
State and municipal bonds and obligations	277,518	—	277,518	—
Rabbi trust investments	94,005	85,720	8,285	—
Loans held for sale	2,022	—	2,022	—
Interest rate swap contracts
Customer-related positions	90,748	—	90,748	—
Risk participation agreements	391	—	391	—
Foreign currency forward contracts
Matched customer book	81	—	81	—
Foreign currency loan	18	—	18	—
Total	$4,173,518	$154,810	$4,018,708	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$33,620	$—	$33,620	$—
Risk participation agreements	530	—	530	—
Foreign currency forward contracts
Matched customer book	61	—	61	—
Foreign currency loan	5	—	5	—
Total	$34,216	$—	$34,216	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,148,800	$—	$2,148,800	$—
Government-sponsored commercial mortgage-backed securities	17,081	—	17,081	—
U.S. Agency bonds	666,709	—	666,709	—
U.S. Treasury securities	70,369	70,369	—	—
State and municipal bonds and obligations	280,902	—	280,902	—
Rabbi trust investments	91,683	83,884	7,799
Loans held for sale	1,140	—	1,140	—
Interest rate swap contracts
Customer-related positions	141,822	—	141,822	—
Risk participation agreements	722	—	722	—
Foreign currency forward contracts
Matched customer book	90	—	90
Foreign currency loan	9	—	9	—
Total	$3,419,327	$154,253	$3,265,074	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$42,600	$—	$42,600	$—
Risk participation agreements	1,230	—	1,230	—
Foreign currency forward contracts
Matched customer book	77	—	77	—
Foreign currency loan	69	—	69	—
Total	$43,976	$—	$43,976	$—
There were no transfers to or from Level 1, 2 and 3 during the three months ended March 31, 2021 and year ended December 31, 2020.
For the fair value measurements which are classified as Level 3 within the fair value hierarchy, the Company’s Treasury and Finance groups determine the valuation policies and procedures. For the valuation of the qualified zone academy bond, the Company uses third-party valuation information. Management determined that no changes to the quantitative unobservable inputs were necessary. Management employs various techniques to analyze the valuation it receives from third parties, such as analyzing changes in market yields. Management reviews changes in fair value from period to period to ensure that values received from the third parties are consistent with their expectation of the market. The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2021.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020:

Securities Available for Sale
Qualified Zone Academy Bond	(In thousands)
Balance at January 1, 2020:	$6,310
Gains and losses (realized/unrealized):
Included in net income	27
Included in other comprehensive income	(88)
Balance at March 31, 2020	$6,249
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of March 31, 2021 and December 31, 2020.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$11,685	$—	$—	$11,685

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$11,036	$—	$—	11,036
For the valuation of the collateral-dependent impaired loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.
Impaired loans in which a reserve was established based upon expected cash flows discounted at the loan’s effective interest rate are not deemed to be measured at fair value.

Disclosures about Fair Value of Financial Instruments
The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of March 31, 2021	Fair Value as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Loans, net of allowance for loan losses	$9,772,722	$9,870,710	$—	$—	$9,870,710
FHLB stock	8,805	8,805	—	8,805	—
Bank-owned life insurance	79,110	79,110	—	79,110	—
Liabilities
Deposits	$12,980,875	$12,980,753	$—	$12,980,753	$—
FHLB advances	14,473	14,299	—	14,299	—
Escrow deposits from borrowers	14,878	14,878	—	14,878	—

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2020	Fair Value as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Loans, net of allowance for loan losses	$9,593,958	$9,779,195	$—	$—	$9,779,195
FHLB stock	8,805	8,805	—	8,805	—
Bank-owned life insurance	78,561	78,561	—	78,561	—
Liabilities
Deposits	$12,155,784	$12,155,843	$—	$12,155,843	$—
FHLB advances	14,624	14,434	—	14,434	—
Escrow deposits from borrowers	13,425	13,425	—	13,425	—
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

15. Revenue from Contracts with Customers
Revenue from contracts with customers within the scope of ASC, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) is recognized when control of goods or services is transferred to the customer, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company measures revenue and timing of recognition by applying the following five steps:
1.Identify the contract(s) with customers
2.Identify the performance obligations
3.Determine the transaction price
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
A portion of the Company's noninterest income is derived from contracts with customers within the scope of ASC 606. The Company has disaggregated such revenues by type of service, as presented in the table below. These categories reflect how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	For the Three Months Ended March 31,
	2021	2020
	(Dollars In Thousands)
Insurance commissions	$28,147	$27,477
Service charges on deposit accounts	5,367	6,098
Trust and investment advisory fees	5,663	5,095
Debit card processing fees	2,749	2,470
Other non-interest income	1,792	2,052
Total noninterest income in-scope of ASC 606	43,718	43,192
Total noninterest income out-of-scope of ASC 606	11,494	(9,823)
Total noninterest income	$55,212	$33,369
Additional information related to each of the revenue streams is further noted below.
Insurance Commissions
The Company acts as an agent in offering property, casualty, and life and health insurance to both commercial and consumer customers though Eastern Insurance Group. The Company earns a fixed commission on the sales of these products and services. The Company may also earn bonus commissions based upon meeting certain volume thresholds. In general, the Company recognizes commission revenues when earned based upon the effective date of the policy. For certain insurance products, the Company may also earn and recognize annual residual commissions commensurate with annual premiums being paid.

The Company also earns profit-sharing, or contingency revenues, from the insurers with whom the Company places business. These profit-sharing revenues are performance bonuses from the insurers based upon certain performance metrics such as floors on written premiums, loss rates, and growth rates. Because the Company’s expectation of the ultimate profit-sharing revenue amounts to be earned can vary from period to period, the Company does not recognize this revenue until it has concluded that, based on all the facts and information available, it is probable that a significant revenue reversal will not occur in future periods.
Insurance commissions earned but not yet received amounted to $12.9 million as of March 31, 2021, and $15.8 million as of December 31, 2020, and were included in other assets.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include ACH transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash Management fees earned but not yet received amounted to $0.9 million and $1.0 million as of March 31, 2021 and December 31, 2020, respectively, and were included in other assets.
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
The asset management and/or custody fees are primarily based upon a percentage of the monthly valuation of the principal assets in the customer’s account. Customers are also charged a base fee which is prorated over a 12-month period. Fees for additional or special services are generally fixed in nature and are charged as services are rendered. All revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided.
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions and are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both March 31, 2021 and December 31, 2020 and were included in other assets.
Other Noninterest Income
The Company earns various types of other noninterest income that have been aggregated into one general revenue stream in the table noted above. Noninterest income includes, but is not limited to, the following types of revenue with customers: safe deposit rent, ATM surcharge fees and customer checkbook fees. Individually, these sources of noninterest income are immaterial.

16. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars In Thousands)
Unrealized (losses) gains on securities available for sale:
Change in fair value of securities available for sale	$(94,979)	$20,982	$(73,997)	$33,802	$(7,515)	$26,287
Less: reclassification adjustment for gains included in net income	1,164	(257)	907	122	(27)	95
Net change in fair value of securities available for sale	(96,143)	21,239	(74,904)	33,680	(7,488)	26,192
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	—	—	—	43,556	(12,244)	31,312
Less: net cash flow hedge losses reclassified into interest income(1)	8,274	(2,326)	5,948	3,112	(875)	2,237
Net change in fair value of cash flow hedges	(8,274)	2,326	(5,948)	40,444	(11,369)	29,075
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(3,537)	994	(2,543)	—	—	—
Less: net accretion of prior service cost	2,945	(828)	2,117	—	—	—
Net change in other comprehensive income for defined benefit postretirement plans	592	(166)	426	—	—	—
Total other comprehensive income	$(103,825)	$23,399	$(80,426)	$74,124	$(18,857)	$55,267
(1)Represents amortization of realized gains on terminated cash flow hedges for the three months ended March 31, 2021. The total realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $23.9 million, net of tax, at March 31, 2021.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In Thousands)
Beginning Balance: January 1, 2021	$45,672	$29,815	$(21,253)	$54,234
Other comprehensive (loss) income before reclassifications	(73,997)	—	—	(73,997)
Less: Amounts reclassified from accumulated other comprehensive income	907	5,948	(426)	6,429
Net current-period other comprehensive income	(74,904)	(5,948)	426	(80,426)
Ending Balance: March 31, 2021	$(29,232)	$23,867	$(20,827)	$(26,192)
Beginning Balance: January 1, 2020	$21,798	$15,624	$(81,269)	$(43,847)
Other comprehensive income (loss) before reclassifications	26,287	31,312	—	57,599
Less: Amounts reclassified from accumulated other comprehensive income	95	2,237	—	2,332
Net current-period other comprehensive income	26,192	29,075	—	55,267
Ending Balance: March 31, 2020	$47,990	$44,699	$(81,269)	$11,420
17. Segment Reporting
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
Results of operations and selected financial information by segment and reconciliation to the consolidated financial statements as of and for the three months ended March 31, 2021 and 2020, was as follows:

	As of and for the Three Months Ended March 31,
	2021				2020
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$100,091	$—	$—	$100,091	$100,146	$—	$—	$100,146
(Release of) provision for allowance for loan losses	(580)	—	—	(580)	28,600	—	—	28,600
Net interest income after provision for loan losses	100,671	—	—	100,671	71,546	—	—	71,546
Noninterest income	26,960	28,284	(32)	55,212	6,868	26,523	(22)	33,369
Noninterest expense	75,274	19,811	(1,036)	94,049	78,465	17,642	(935)	95,172
Income before provision for income taxes	52,357	8,473	1,004	61,834	(51)	8,881	913	9,743
Income tax provision	11,793	2,378	—	14,171	(1,214)	2,512	—	1,298
Net income	$40,564	$6,095	$1,004	$47,663	$1,163	$6,369	$913	$8,445
Total assets	$16,595,311	$194,664	$(63,180)	$16,726,795	$12,221,799	$182,564	$(60,609)	$12,343,754
Total liabilities	$13,359,075	$43,855	$(63,180)	$13,339,750	$10,696,509	$45,120	$(60,609)	$10,681,020

18. Subsequent Events
On April 7, 2021, the Company entered into a definitive merger agreement with Century Bancorp, Inc. (“Century”) under which the Company will acquire Century for $641.9 million in cash (the “Merger Agreement”). Century is the stock holding company of Century Bank and Trust Company, a Massachusetts-chartered stock bank headquartered in Medford, Massachusetts with $6.4 billion in assets, $5.4 billion in deposits and 27 full-service branches in Massachusetts as of December 31, 2020. Pursuant to the terms of the Merger Agreement, Century Bank and Trust Company will merge with and into the Bank upon completion of the transaction. The transaction is subject to customary closing conditions, including the receipt of regulatory approval and Century shareholder approval. The Company currently expects the merger to be completed during the fourth quarter of 2021. The Merger Agreement has been unanimously approved by the Boards of Directors of each of the Company and Century.
Under the terms of the Merger Agreement, at the effective time of the merger, each holder of Century Class A and Class B common stock will receive a cash payment of $115.28 per share.
Additional information about the Merger Agreement and the merger can be found in the Company's Current Report on Form 8-K filed with the SEC on April 8, 2021. The merger is subject to certain risks and uncertainties, and there can be no assurance that the Company will be able to complete the merger on the expected timeline or at all. See “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2021, and our results of operations for the three months ended March 31, 2021 and 2020. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report and the Company’s 2020 Form 10-K.
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors:
•the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations;
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
•changes in regulation;
•reputational risks relating to the Company’s participation in the PPP and other pandemic-related legislative and regulatory initiatives and programs;
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
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in Part I, Item 1A of our 2020 Form 10-K, as updated by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and as may be further updated in our filings with the SEC from time to time.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in our 2020 Form 10-K. There have been no material changes in critical accounting policies during the three months ended March 31, 2021.
Selected Financial Data
The selected consolidated financial and other data of the Company set forth below should be read in conjunction with more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q.

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands, except per share data)
Selected Financial Position Data:
Total assets	$16,726,795	$15,964,190
Cash and cash equivalents	1,860,332	2,054,070
Securities available for sale	3,986,253	3,183,861
Loans, net of allowance for loan losses and unamortized premiums, net of unearned discounts and deferred fees	9,772,722	9,593,958
Federal Home Loan Bank stock, at cost	8,805	8,805
Goodwill and other intangibles, net	376,002	376,534
Total liabilities	13,339,750	12,536,138
Total deposits	12,980,875	12,155,784
Total borrowings	29,351	28,049
Total shareholders' equity	3,387,045	3,428,052
Nonperforming loans	43,954	43,252
Nonperforming assets	43,954	43,252
Per Share Data:
Book value	$18.14	$18.36
Tangible book value (1)	$16.12	$16.34
(1)Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” in this Part 1, Item 2.

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$101,133	$106,159
Interest expense	1,042	6,013
Net interest income	100,091	100,146
(Release of) provision for loan losses	(580)	28,600
Net interest income after provision for loan losses	100,671	71,546
Noninterest income	55,212	33,369
Noninterest expense	94,049	95,172
Income before income taxes	61,834	9,743
Provision for income taxes	14,171	1,298
Net income	$47,663	$8,445
Per Share Data:
Basic earnings per share	$0.28	$—
Diluted earnings per share	0.28	—

	As of and for the Three Months Ended March 31,
	2021	2020
Performance Ratios:
Return on average assets (1) (6)	1.19%	0.29%
Return on average equity (2) (6)	5.66%	2.08%
Interest rate spread (FTE) (3) (6)	2.67%	3.64%
Net interest margin (FTE) (4) (6)	2.71%	3.80%
Noninterest expenses to average assets (6)	2.34%	3.25%
Efficiency ratio (5)	60.56%	71.28%
Average interest-earning assets to average interest-bearing liabilities	205.03%	169.37%
Capital Ratios:
Average equity to average assets	20.95%	13.86%
Total capital to risk weighted assets	29.80%	13.57%
Tier 1 capital to risk weighted assets	28.67%	12.42%
Common equity tier 1 capital to risk weighted assets	28.67%	12.42%
Tier 1 capital to average assets	19.18%	11.28%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.12%	1.20%
Allowance for loan losses as a percentage of nonperforming loans	252.72%	222.34%
Net charge-offs (recoveries) to average outstanding loans during the period	0.01%	0.02%
Nonperforming loans as a percentage of total loans	0.44%	0.54%
Nonperforming loans as a percentage of total assets	0.26%	0.40%
Total nonperforming assets as a percentage of total assets	0.26%	0.40%
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
(6)Ratios have been annualized.

Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $16.7 billion and $16.0 billion at March 31, 2021 and December 31, 2020, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business, which contributed $127.1 million, or 81.8%, of our total income (pre-provision net interest and dividend income and noninterest income) for the three months ended March 31, 2021, and our insurance agency business, which contributed $28.3 million, or 18.2%, of our total income for the three months ended March 31, 2021. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division. Our insurance agency business consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients.
Net income for the three months ended March 31, 2021 computed in accordance with GAAP was $47.7 million, as compared to $8.4 million for the three months ended March 31, 2020, representing a 464.4% increase. This increase was largely driven by a decrease in the provision for the allowance for loan losses of $29.2 million as we released reserves of $0.6 million for the three months ended March 31, 2021. In addition, interest rate swap income and income from investments held in rabbi trusts increased by $11.4 million and $8.6 million, respectively, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. These items are discussed further in the “Results of Operations” section below. Net income for the three months ended March 31, 2021 and 2020 included items that our management considers noncore, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three months ended March 31, 2021 was $46.5 million compared to operating net income of $10.9 million for the three months ended March 31, 2020, representing a 328.6% increase. This increase was largely driven by the aforementioned change in the provision for the allowance for loan losses. See “Non-GAAP Financial Measures” below for a reconciliation of operating net income to GAAP net income.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of March 31, 2021 and December 31, 2020, we had total commercial and industrial loans of $2.0 billion, representing 20.1% and 20.6%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the Shared National Credit Program (“SNC Program”). As of March 31, 2021 and December 31, 2020, our SNC Program portfolio totaled $402.6 million and $425.1 million, or 20.3% and 21.3%, respectively, of our commercial and industrial portfolio, and 42.0% and 46.4%, respectively, of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”). As of March 31, 2021 and December 31, 2020, our ABL Portfolio totaled $142.8 million and $134.5 million, or 7.2% and 6.7%, respectively, of our commercial and industrial portfolio.
•Commercial real estate: Loans in this category include mortgage loans on commercial real estate, both investment and owner occupied. As of March 31, 2021 and December 31, 2020, we had total commercial real estate loans of $3.7 billion and $3.6 billion, representing 37.2% and 36.8%, respectively, of our total loans. As of March 31, 2021, and December 31, 2020, owner-occupied loans totaled $696.7 million and $694.6 million, representing 18.9% and 19.4%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of March 31, 2021 and December 31, 2020, we had total commercial construction loans of $249.4 million and $305.7 million, representing 2.5% and 3.1%, respectively, of our total loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1 million and small investment real estate projects with exposures of under $3 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of March 31, 2021 and December 31, 2020, we had total business banking loans of $1.5 billion and $1.3 billion, respectively, representing 15.3% and 13.8% of our total loans for each period end, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $833.8 million and $679.2 million, respectively, as of March 31, 2021, and $675.1 million and $664.1 million, respectively, as of December 31, 2020. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans. We also engage in Small Business Association (“SBA”) lending. SBA guarantees reduce our risk of loss when default occurs and are considered a credit enhancement to the loan structure.
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of March 31, 2021 and December 31, 2020, we had total residential loans of $1.4 billion, representing 14.2% and 14.1%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit score and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three months ended March 31, 2021 and the three months ended March 31, 2020, residential real estate mortgage originations were $260.1 million and $60.8 million, respectively, of which $57.2 million and $49.7 million, respectively, were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of March 31, 2021 and December 31, 2020, we had total consumer home equity loans of $832.5 million and $868.3 million, representing 8.4% and 8.9%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.

•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, and other personal loans. As of March 31, 2021 and December 31, 2020, we had total other consumer loans of $251.7 million and $277.8 million, representing 2.5% and 2.9%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable. Included in this category are $103.4 million and $126.7 million of automobile loans, respectively, at March 31, 2021 and December 31, 2020.
Other Banking Products and Services
In addition to our lending activities, which are the core part of our banking business, we offer other banking products and services primarily related to (i) other commercial banking products, (ii) other consumer deposit products and (iii) wealth management services.
Other Commercial Banking Products
•We offer a variety of deposit, treasury management, electronic banking, interest rate protection and foreign exchange products to our customers. Deposit products include checking products, both interest-bearing and noninterest-bearing, as well as money market deposits, savings deposits and certificates of deposits. Our treasury management products include a variety of cash management and payment products. Our interest rate protection and foreign exchange products include interest rate swaps and currency related transactions. As of March 31, 2021 and December 31, 2020, our total commercial deposits were $4.7 billion and $4.4 billion, respectively, and our commercial noninterest income during the three months ended March 31, 2021 and the three months ended March 31, 2020 was $5.1 million and $4.9 million, respectively.
Other Consumer Deposit Products
•We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 88 branches located in eastern Massachusetts and New Hampshire, through our call center in our facility in Lynn, MA and through our online and mobile banking applications.
Wealth Management Services
•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of March 31, 2021 and December 31, 2020, we held $3.0 billion and $2.9 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the consolidated balance sheets included in this Quarterly Report on Form 10-Q. For the three months ended March 31, 2021 and the three months ended March 31, 2020, we had noninterest income of $5.7 million and $5.1 million, respectively, from providing these services.
Insurance Agency Business
Our insurance agency business consists of insurance-related activities such as acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients through our wholly owned agency, Eastern Insurance Group LLC (“Eastern Insurance Group”). Our insurance products include commercial property and liability, workers compensation, life, accident and health and automobile insurance. We also offer a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and retirement and executive services. As an agency business, we do not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services is the most significant portion of our noninterest income, representing $28.1 million and $27.5 million, or 51.0% and 82.3%, respectively, of our noninterest income during the three months ended March 31, 2021 and the three months ended March 31, 2020. Our insurance business operates through 24 non-branch offices located primarily in eastern Massachusetts and had 405 full-time equivalent employees as of March 31, 2021.
Acquisitions
Proposed Acquisition

On April 7, 2021, we entered into a definitive merger agreement with Century Bancorp, Inc. under which we will acquire Century for $641.9 million in cash (the “Merger Agreement”). Century is the stock holding company of Century Bank and Trust Company, a Massachusetts-chartered stock bank headquartered in Medford, Massachusetts with $6.4 billion in assets, $5.4 billion in deposits and 27 full-service branches in Massachusetts as of December 31, 2020. Pursuant to the terms of the Merger Agreement, Century Bank and Trust Company will merge with and into Eastern Bank, our wholly-owned subsidiary, upon completion of the transaction. The transaction is subject to customary closing conditions, including the receipt of regulatory approval and Century shareholder approval. We currently expect the merger to be completed during the fourth quarter of 2021. For additional information about the Merger Agreement and the proposed transaction, please see our Current Report on Form 8-K filed with the SEC on April 8, 2021. See also “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
COVID-19 Modifications. In light of the COVID-19 pandemic, we implemented loan modification programs for our borrowers that allowed for either full payment deferrals (both interest and principal) or deferral of principal only. These modifications met the criteria of either Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed troubled debt restructurings (“TDRs”). We have deemed these modified loans, “COVID-19 modifications.”
The Consolidated Appropriations Act (the “Appropriations Act”), which was enacted on December 27, 2020, extends certain expiring tax provisions related to the COVID-19 pandemic in the United States and provides additional emergency relief to individuals and businesses. Included within the provisions of the Appropriations Act is the extension of Section 4013 of the CARES Act to January 1, 2022. As such, we intend to apply CARES Act TDR relief to any qualifying loan modifications executed during the allowable time period.
As of March 31, 2021, the balance of loans that had received a COVID-19 modification since the inception of the modification programs in 2020 was $985.7 million, of which $20.0 million were executed during the three months ended March 31, 2021. Approximately 47% of the aggregate $985.7 million balance of modified loans at March 31, 2021 were modified to permit for full payment deferrals (both interest and principal) and 53% were modified to permit for deferral of principal payments. Modified loans at March 31, 2021 included $625.0 million of commercial real estate loans, including construction loans, $118.7 million of commercial and industrial loans, $127.2 million of business banking loans, $88.5 million of residential real estate loans and $26.3 million of consumer loans, including home equity loans. As of March 31, 2021, $807.3 million, or 82%, of the balance of total modified loans had resumed payments and were not 30 days or more past due. The loans remaining in a modified status as of March 31, 2021 compared to remaining modifications executed through December 31, 2020 are presented by portfolio below.

	Remaining COVID-19 Modifications as of March 31, 2021 (1)		Remaining COVID-19 Modifications as of December 31, 2020 (1)
	Balance	% of Total Portfolio	Balance	% of Total Portfolio
	(Dollars in thousands)
Commercial and industrial	$22,776	1.1%	$34,076	1.7%
Commercial real estate	127,683	3.5%	231,794	6.5%
Commercial construction	—	—%	10,987	3.6%
Business banking	11,681	0.8%	23,434	1.7%
Residential real estate	13,754	1.0%	26,772	2.0%
Consumer home equity	1,274	0.2%	3,432	0.4%
Other consumer	1,262	0.5%	2,187	0.8%
Total	$178,430	1.8%	$332,682	3.4%

(1)Remaining COVID-19 modifications reflect only those loans which underwent a modification and have not yet resumed payment. We define a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due.
High Risk Industries. As of the date of this Quarterly Report on Form 10-Q, we are unable to reasonably estimate the aggregate amount of loans that will likely become delinquent after the respective deferral period. The following table shows certain data, as of March 31, 2021, related to loans to our borrowers in industry categories that we believe have experienced and will likely continue to experience the most adverse effects of the COVID-19 pandemic. Loans included in the table that had been modified as of March 31, 2021 represented approximately 1.8% of our aggregate outstanding loan balances as of March 31, 2021.

	Loan Balance	Balance (%)	COVID-19 Modification % (1)
	(Dollars in thousands)
High Risk Industries
Retail (2)	$491,210	5.0%	1.0%
Restaurants	199,239	2.0%	10.7%
Hotels	178,094	1.8%	51.6%
Construction contractors financing	83,112	0.8%	0.9%
Auto dealerships	77,658	0.8%	—%
Other high risk	81,529	0.8%	0.8%
All impacted industries total	1,110,842	11.2%	10.8%
Remaining commercial and business banking	6,314,932	63.7%	0.7%
Total commercial and business banking	7,425,774	74.9%	2.2%
All other loans	2,490,701	25.1%	0.7%
Total	$9,916,475	100.0%	1.8%
(1)The percentage of loans in each category, calculated as a percentage of aggregate outstanding loan balances for each such category as of March 31, 2021, that we modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020.
(2)The retail segment includes all retail commercial real estate loans and non-essential commercial and industrial retail loans.
Paycheck Protection Program Loans. We are a participating lender in the SBA’s Paycheck Protection Program (“PPP”). The vast majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of Eastern Wealth Management and Eastern Insurance Group LLC.
•During the three months ended March 31, 2021, we originated approximately 4,700 PPP loans totaling $452.6 million. These loans have a maturity of five years. Fees received from the SBA and direct loan origination costs are being deferred over the five-year term. Through March 31, 2021, we had received $19.9 million in fees from the SBA and had deferred $2.8 million in direct loan origination costs related to 2021 originations.
•During the year ended December 31, 2020, we originated approximately 8,900 PPP loans totaling $1.2 billion. The majority of these loans have a maturity of two years. Fees received from the SBA and direct loan origination costs are being deferred over the loan term, which is generally two years. During the year ended December 31, 2020, we received $37.1 million in fees from the SBA and deferred $4.6 million in direct loan origination costs. During the three months ended March 31, 2021, certain 2020 originations were modified and we received a nominal amount of additional fees from the SBA. We anticipate that the vast majority of the remaining 2020 originations will be forgiven during the year ended December 31, 2021.
•Net PPP fee accretion (fee accretion less cost amortization) for all PPP loans for the three months ended March 31, 2021 was $8.3 million.

The following table shows certain data related to PPP originations by period:

	PPP Loans Originated During the		Total
	Three Months Ended March 31, 2021	Year ended December 31, 2020
	(Dollars in thousands)
Number of loans originated	4,693	8,902	13,595
Original balance of loans originated	$452,596	$1,167,137	$1,619,733
Current balance of loans originated in respective periods(1)	452,619	785,434	1,238,053
Total SBA fees received(2)	19,942	37,180	57,122
SBA fees recognized in interest income related to loans originated in respective periods(3)	686	24,672	25,358
Unaccreted SBA fees related to loans originated in respective periods	19,256	12,508	31,764
(1)Current loan balance for 2021 originations exceeds the original balance of loans originated in 2021 as certain loans had additional funds advanced subsequent to origination.
(2)Total SBA fees received on 2020 originations includes additional fees received from the SBA in 2021 for originations that were modified in 2021.
(3)Reflects life-to-date accretion.
The following table shows certain data related to our remaining PPP loans as of March 31, 2021:

Loan Size	Loan Balance	Number of Loans
	(Dollars in thousands)
$0 to $50 thousand	$126,812	6,992
$50 thousand to $150 thousand	190,590	2,212
$150 thousand to $1 million	471,623	1,409
$1 million to $2 million	169,582	119
$2 million to $5 million	213,143	76
Over $5 million	66,303	11
Total	$1,238,053	10,819
The following table shows the balance of our PPP loans by industry as of March 31, 2021:

Industry	Loan Balance	Number of Loans
	(Dollars in thousands)
Construction	$200,670	1,432
Professional, scientific, & technical services	170,461	1,749
Health care & social assistance	166,199	961
Accommodation & food services	153,197	1,130
Other services	108,471	1,568
Manufacturing	91,184	458
Administrative & support	82,669	577
Wholesale trade	66,734	307
Retail trade	55,742	988
Transportation & warehousing	32,123	319
Real estate, rental, & leasing	30,672	434
All other	79,931	896
Total	$1,238,053	10,819

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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) expenses indirectly associated with our initial public offering (“IPO”), (vii) other real estate owned (“OREO”) gains, (viii) merger and acquisition expenses, and (ix) the stock donation to the Eastern Bank Charitable Foundation (the “Foundation”) in connection with our mutual-to-stock conversion and IPO. There were no impairment charges on tax credit investments, other real estate owned gains, or stock donations to the Foundation during the periods presented in this Quarterly Report on Form 10-Q.
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

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Net income (GAAP)	$47,663	$8,445
Non-GAAP adjustments:
Add:
Noninterest income components:
(Income) loss from investments held in rabbi trusts	(1,846)	6,743
(Gain) loss on sales of securities available for sale, net	(1,164)	(122)
(Gain) loss on sale of other assets	(18)	(29)
Noninterest expense components:
Rabbi trust employee benefit expenses (income)	986	(3,479)
Indirect initial public offering costs (1)	—	270
Merger and acquisition expenses	589	—
Total impact of non-GAAP adjustments	(1,453)	3,383
Less net tax (expense) benefit associated with non-GAAP adjustment (2)	(327)	970
Non-GAAP adjustments, net of tax	$(1,126)	$2,413
Operating net income (non-GAAP)	$46,537	$10,858

Weighted average common shares outstanding during the period:
Basic	172,049,044	n.a
Diluted	172,049,044	n.a

Earnings per share, basic	$0.28	n.a
Earnings per share, diluted	$0.28	n.a

Operating earnings per share, basic (non-GAAP)	$0.27	n.a
Operating earnings per share, diluted (non-GAAP)	$0.27	n.a
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

The following table summarizes the impact of non-core items with respect to our total income, noninterest income, noninterest expense and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net interest income (GAAP)	$100,091	$100,146
Add:
Tax-equivalent adjustment (non-GAAP)	1,297	1,368
Fully-taxable equivalent net interest income (non-GAAP)	101,388	101,514
Noninterest income (GAAP)	55,212	33,369
Less:
Income (losses) from investments held in rabbi trusts	1,846	(6,743)
Gains (losses) on sales of securities available for sale, net	1,164	122
Gains (losses) on sale of other assets	18	29
Noninterest income on an operating basis (non-GAAP)	52,184	39,961
Noninterest expense (GAAP)	$94,049	$95,172
Less:
Rabbi trust benefit expense (income)	986	(3,479)
Merger and acquisition expenses	589	—
Indirect IPO costs (1)	—	270
Noninterest expense on an operating basis (non-GAAP)	$92,474	$98,381
Total revenue (GAAP)	$155,303	$133,515
Total operating revenue (non-GAAP)	$153,572	$141,475
Ratios
Efficiency ratio (GAAP)	60.56%	71.28%
Operating efficiency ratio (non-GAAP)	60.22%	69.54%
(1)Reflects costs associated with the IPO that are indirectly related to the IPO and were not recorded as a reduction of capital.

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of March 31, 2021	As of	As of December 31, 2020
	(Dollars in thousands)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$3,387,045		$3,428,052
Less: Goodwill and other intangibles	376,002		376,534
Tangible shareholders’ equity (non-GAAP)	3,011,043		3,051,518
Tangible assets:
Total assets (GAAP)	16,726,795		15,964,190
Less: Goodwill and other intangibles	376,002		376,534
Tangible assets (non-GAAP)	$16,350,793		$15,587,656
Shareholders’ equity to assets ratio (GAAP)	20.2%		21.5%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	18.4%		19.6%
Book value per share:
Common shares issued and outstanding	186,758,154		186,758,154
Book value per share (GAAP)	$18.14		$18.36
Tangible book value per share (non-GAAP)	$16.12		$16.34

Financial Position
Summary of Financial Position

				Change
	As of March 31, 2021	As of	As of December 31, 2020	Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$1,860,332		$2,054,070	$(193,738)	(9.4)%
Securities available for sale	3,986,253		3,183,861	802,392	25.2%
Loans, net of allowance for credit losses	9,772,722		9,593,958	178,764	1.9%
Federal Home Loan Bank Stock	8,805		8,805	—	—%
Goodwill and other intangible assets	376,002		376,534	(532)	(0.1)%
Deposits	12,980,875		12,155,784	825,091	6.8%
Borrowed funds	29,351		28,049	1,302	4.6%
Cash and cash equivalents
Total cash and cash equivalents decreased by $193.7 million, or 9.4%, to $1.9 billion at March 31, 2021 from $2.1 billion at December 31, 2020. This decrease was primarily due to available for sale security purchases and funding of new loan originations.

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
U.S. government securities: At March 31, 2021 and December 31, 2020 our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of March 31, 2021	As of	As of December 31, 2020
	(In thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$2,691,702		$2,148,800
Government-sponsored commercial mortgage-backed securities	116,271		17,081
U.S. Agency bonds	831,672		666,709
U.S. Treasury securities	69,090		70,369
State and municipal bonds and obligations	277,518		280,902
Total	$3,986,253		$3,183,861
Our securities portfolio has increased year-to-date. Available for sale securities increased $802.4 million, or 25.2%, to $4.0 billion at March 31, 2021 from $3.2 billion at December 31, 2020. This increase is due to investment purchases during three months ended March 31, 2021. In addition, at March 31, 2021 the unrealized loss was $37.5 million compared to an unrealized gain of $58.7 million at December 31, 2020, representing a $96.1 million decrease.
We did not have trading securities or held-to-maturity investments at March 31, 2021 or December 31, 2020.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $277.5 million at March 31, 2021 compared to $280.9 million at December 31, 2020.

Our available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both March 31, 2021 and December 31, 2020, we had no securities categorized as Level 3 within the fair value hierarchy.
Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.
The following tables show contractual maturities of our available for sale securities and weighted average yields at and for the periods ended March 31, 2021 and December 31, 2020. Weighted average yields in the table below have been calculated based on the amortized cost of the security:
Securities Portfolio, Amounts Maturing

	Securities Maturing as of March 31, 2021
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
	(Dollars in thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$21,777	$91,340	$2,578,585	$2,691,702
Government-sponsored commercial mortgage-backed securities	—	23,771	92,500	—	116,271
U.S. Agency bonds	—	98,111	733,561	—	831,672
U.S. Treasury securities	10,095	58,995	—	—	69,090
State and municipal bonds and obligations	406	26,220	76,077	174,815	277,518
Total	$10,501	$228,874	$993,478	$2,753,400	$3,986,253
Weighted-average yield	0.46%	0.96%	1.07%	1.61%	1.43%

	Securities Maturing as of December 31, 2020
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
	(Dollars in thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$48,925	$100,278	$1,999,597	$2,148,800
Government-sponsored commercial mortgage-backed securities	—	—	17,081	—	17,081
U.S. Agency bonds	—	99,834	566,875	—	666,709
U.S. Treasury securities	50,251	20,118	—	—	70,369
State and municipal bonds and obligations	408	21,431	79,635	179,428	280,902
Total	$50,659	$190,308	$763,869	$2,179,025	$3,183,861
Weighted-average yield	2.05%	1.34%	1.15%	1.50%	1.41%
The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Net unrealized (losses) gains on available for sale securities as of March 31, 2021 and December 31, 2020 totaled $(37.5) million and $58.7 million, respectively. The change from December 31, 2020 to March 31, 2021 is primarily rate driven.

Loans
We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans increased $186.0 million, or 1.9%, to $9.9 billion at March 31, 2021 from $9.7 billion at December 31, 2020. The increase as of March 31, 2021 was primarily due to an increase in business banking and commercial real estate loan balances.
•The $173.9 million increase in our business banking loans from December 31, 2020 to March 31, 2021 was primarily a result of an increase of $170.8 million in PPP loans during the three months ended March 31, 2021.
•The $103.3 million increase in our commercial real estate loans was primarily a result of an increase of $87.6 million in the investment commercial real estate category during the three months ended March 31, 2021.
•The $26.3 million decrease in our retail portfolio was primarily a result of a decrease in the auto lending portfolio of $23.3 million during the three months ended March 31, 2021.
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	As of March 31, 2021	As of December 31, 2020
	(In thousands)
Commercial and industrial	$1,986,366	$1,995,016
Commercial real estate	3,676,941	3,573,630
Commercial construction	249,416	305,708
Business banking	1,513,051	1,339,164
Residential real estate	1,406,510	1,370,957
Consumer home equity	832,466	868,270
Other consumer	251,725	277,780
Total loans	9,916,475	9,730,525
Less:
Allowance for loan losses	(111,080)	(113,031)
Unamortized premiums, net of unearned discounts and deferred fees	(32,673)	(23,536)
Total loans receivable, net	$9,772,722	$9,593,958
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and is concentrated in the New England geographical area, with 90.9% of our loans in Massachusetts and New Hampshire as of March 31, 2021.
Asset quality. We continually monitor the asset quality of our loan portfolio utilizing portfolio scorecards and various credit quality indicators. Based on this process, loans meeting certain criteria are categorized as delinquent, impaired, or non-performing and further assessed to determine if nonaccrual status is appropriate.
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
Risk rating assignment is determined using one of 14 separate scorecards developed for distinctive portfolio segments based on common attributes. Key factors include: industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral and other considerations. The new risk rating methodology, inclusive of the expanded grade levels and the scorecard tools, has increased, and is expected to continue to increase, the granularity and distribution of risk rating assignment with more precision and effectiveness; provide customized and enhanced templates to incorporate more risk factors and attributes applicable to loan and collateral types; increase precision and effectiveness of credit risk identification; and provide a foundation for enhanced reporting, including migration of risk rating analysis.
Special mention, substandard and doubtful loans totaled 7.4% and 7.7% of total commercial loans outstanding at March 31, 2021 and December 31, 2020, respectively. This decrease was driven by risk rating upgrades in the construction and commercial and industrial portfolios.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio increased to 0.58% at March 31, 2021 from 0.49% at December 31, 2020, primarily due to an increase in our commercial and industrial and commercial real estate portfolios.
The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of (1)
	March 31, 2021	December 31, 2020
Commercial and industrial	0.54%	0.11%
Commercial real estate	0.13%	0.06%
Commercial construction	—%	—%
Business banking	1.53%	1.40%
Residential real estate	0.91%	1.21%
Consumer home equity	0.59%	0.60%
Other consumer	0.69%	0.98%
Total	0.58%	0.49%
(1)In the calculation of the delinquency rate as of March 31, 2021 and December 31, 2020, the total amount of loans outstanding includes $1.2 billion and $1.0 billion, respectively, of PPP loans.
The following table provides details regarding the age analysis of past due loans as of the dates indicated:
Age Analysis of Past Due Loans

	As of March 31, 2021			As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Commercial and industrial	$9,460	$3	$1,174	$4	$268	$1,924
Commercial real estate	3,225	—	1,403	—	556	1,545
Commercial construction	—	—	—	—	—	—
Business banking	13,299	1,404	8,513	5,279	3,311	10,196
Residential real estate	5,738	857	6,271	9,184	2,517	4,904
Consumer home equity	1,416	496	3,006	1,806	364	3,035
Other Consumer	975	419	349	1,978	234	517
Total	$34,113	$3,179	$20,716	$18,251	$7,250	$22,121
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

Non-performing assets (“NPAs”) are comprised of non-performing loans (“NPLs”), OREO and non-performing securities. NPLs consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. OREO consists of real estate properties, which primarily serve as collateral to secure our loans, that we control due to foreclosure or acceptance of a deed in lieu of foreclosure. These properties are recorded at the lower of cost or fair value less estimated costs to sell on the date we obtain control.
The following table sets forth information regarding NPAs held as of the dates indicated:
Non-performing Assets

	As of March 31, 2021	As of December 31, 2020
	(In thousands)
Non-accrual loans:
Commercial	$30,275	$30,059
Residential	8,127	6,815
Consumer	3,873	4,131
Total non-accrual loans	42,275	41,005
Accruing loans past due 90 days or more:
Commercial	1,390	1,959
Residential	280	279
Consumer	9	9
Total accruing loans past due 90 days or more	1,679	2,247
Total non-performing loans	43,954	43,252
Other real estate owned	—	—
Other non-performing assets:	—	—
Total non-performing assets	$43,954	$43,252
Total accruing troubled debt restructured loans	$39,367	$41,095
Total non-performing loans to total loans	0.44%	0.45%
Total non-performing assets to total assets	0.26%	0.27%
NPLs increased $0.7 million, or 1.6%, to $44.0 million at March 31, 2021 from $43.3 million at December 31, 2020. NPLs as a percentage of total loans decreased to 0.44% at March 31, 2021 from 0.45% at December 31, 2020 as a result of an increase in performing loans driven by PPP loans, slightly offset by an increase in NPLs in our residential portfolio.
Non-accrual loans increased $1.3 million, or 3.1%, to $42.3 million at March 31, 2021 from $41.0 million at December 31, 2020, primarily due to increases in our residential real estate and commercial and industrial portfolios, partially offset by a decline in the consumer portfolio.
The total amount of interest recorded on NPLs was $0.1 million for the three months ended March 31, 2021. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $0.8 million for the three months ended March 31, 2021. The total amount of interest recorded on NPLs was $0.1 million for the three months ended March 31, 2020. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $0.9 million for the three months ended March 31, 2020.
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
TDR loans modified during the three months ended March 31, 2021 and 2020 were $0.3 million (post modification balance) and $0.7 million, respectively. The overall decrease in TDR loans consisted of a decrease of $0.3 million in commercial loan TDRs and a decrease of $0.1 million in consumer loan TDRs. Two loans totaling $0.5 million were modified during the preceding 12 months, which subsequently defaulted during the three months ended March 31, 2021.
It is our policy to have any restructured loans, which are on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchase credit impaired (“PCI”) loans are loans we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. The carrying value and prospective income recognition of PCI loans are predicated on future cash flows expected to be collected. As of March 31, 2021 and December 31, 2020 the carrying amount of PCI loans was $7.6 million and $9.3 million, respectively.
The following table provides additional details related to our loan portfolio and the distribution of NPLs as of the dates indicated:
Distribution of Nonperforming Loans

	As of March 31, 2021
	Gross Loans Outstanding (1)	90+ Days Due Still Accruing	Non-accruing Loans	TDR Loans, but Accruing	NPLs	NPLs as a % of Gross Loans Outstanding
			(Dollars in thousands)
Loans:
Commercial	$7,425,774	$1,390	$30,275	$13,169	$31,665	0.43%
Residential	1,406,510	280	8,127	22,565	8,407	0.60%
Consumer	1,084,191	9	3,873	3,633	3,882	0.36%
Total	$9,916,475	$1,679	$42,275	$39,367	$43,954	0.44%
(1) Total loans outstanding includes $1.2 billion of PPP loans.

	As of December 31, 2020
	Gross Loans Outstanding (1)	90+ Days Due Still Accruing	Non-accruing Loans	TDR Loans, but Accruing	NPLs	NPLs as a % of Gross Loans Outstanding
			(Dollars in thousands)
Loans:
Commercial	$7,213,518	$1,959	$30,059	$13,620	$32,018	0.44%
Residential	1,370,957	279	6,815	23,416	7,094	0.52%
Consumer	1,146,050	9	4,131	4,059	4,140	0.36%
Total	$9,730,525	$2,247	$41,005	$41,095	$43,252	0.45%
(1) Total loans outstanding includes $1.0 billion of PPP loans.

In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. In response to the COVID-19 pandemic, we reviewed all of our credit exposures in industries that were expected to experience significant problems due to the pandemic and resulting economic contraction. As part of that review, we downgraded our hotel loans, restaurant loans and other loans that we expected to have associated challenges as a result of the economic impact of the COVID-19 pandemic. These loans were neither delinquent nor on non-accrual status. At March 31, 2021 and December 31, 2020, our potential problem loans (including these COVID-19-related loans), or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 days or more past due categories, totaled $551.6 million and $563.3 million, respectively.
Allowance for loan losses. Due to our emerging growth company status under the JOBS Act, we still follow the incurred loss allowance GAAP accounting model. For additional information, see “Risk Factors—We may be required to increase our allowance for loan losses as a result of our adoption as of January 1, 2022 of the new accounting standard for determining the amount of the allowance for loan losses” in Part I, Item 1A of our 2020 Form 10-K.
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
•estimated probable loss in all impaired loans in each category;
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
For additional discussion of our risk rating methodology, see Note 4, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
The allowance for loan losses decreased by $1.9 million, or 1.7%, to $111.1 million, or 1.12% of total loans, at March 31, 2021 from $113.0 million, or 1.16% of total loans at December 31, 2020. The decrease in the allowance for loan losses was primarily a result of improved macroeconomic conditions and risk rating upgrades in the commercial portfolios. The current environment is being assisted by government stimulus and the impacts of the loan deferral programs. This, along with other factors, resulted in a release in the allowance for loan loss of $0.6 million for the three months ended March 31, 2021.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Summary of Changes in the Allowance for Loan Losses

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Average total loans	$9,816,788	$9,016,223
Allowance for loan losses, beginning of the period	$113,031	$82,297
Charged-off loans:
Commercial and industrial	—	—
Commercial real estate	234	—
Commercial construction	—	—
Business banking	1,384	1,337
Residential real estate	—	—
Consumer home equity	—	473
Other consumer	364	533
Total charged-off loans	1,982	2,343
Recoveries on loans previously charged-off:
Commercial and industrial	9	322
Commercial real estate	—	1
Commercial construction	—	—
Business banking	365	127
Residential real estate	10	60
Consumer home equity	71	14
Other consumer	156	60
Total recoveries	611	584
Net loans charged-off (recoveries):
Commercial and industrial	(9)	(322)
Commercial real estate	234	(1)
Commercial construction	—	—
Business banking	1,019	1,210
Residential real estate	(10)	(60)
Consumer home equity	(71)	459
Other consumer	208	473
Total net loans charged-off	1,371	1,759
(Release of) provision for loan losses	(580)	28,600
Total allowance for loan losses, end of period	$111,080	$109,138
Net charge-offs to average total loans outstanding during this period	0.01%	0.02%
Allowance for loan losses as a percent of total loans	1.12%	1.20%
Allowance for loan losses as a percent of nonperforming loans	252.72%	222.34%

The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of March 31, 2021			As of December 31, 2020
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$25,406	22.87%	20.03%	$26,617	23.54%	20.51%
Commercial real estate	55,138	49.64%	37.08%	54,569	48.28%	36.73%
Commercial construction	3,350	3.02%	2.52%	4,553	4.03%	3.14%
Business banking (1)	13,504	12.16%	15.26%	13,152	11.64%	13.76%
Residential real estate	6,235	5.61%	14.18%	6,435	5.69%	14.09%
Consumer home equity	3,576	3.22%	8.39%	3,744	3.31%	8.92%
Other consumer	3,498	3.15%	2.54%	3,467	3.07%	2.85%
Other	373	0.33%	—%	494	0.44%	—%
Total	$111,080	100.00%	100.00%	$113,031	100.00%	100.00%
(1)PPP loans are included within these portfolios as of March 31, 2021 and December 31, 2020; however, as of March 31, 2021 and December 31, 2020, no allowance for loan losses have been recorded on these loans due to the SBA guarantee of 100% of the loans.
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
For additional information regarding our allowance for loan losses, see Note 4, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
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
We held an investment in the FHLBB of $8.8 million at both March 31, 2021 and December 31, 2020, respectively.
Goodwill and other intangible assets
Goodwill and other intangible assets were $376.0 million and $376.5 million at March 31, 2021 and December 31, 2020, respectively. The decrease in goodwill and other intangibles assets was due to the amortization of definite-lived intangibles during the three months ended March 31, 2021. We did not record any impairment to our goodwill or other intangible assets during the three months ended March 31, 2021. We will continue to assess our goodwill and other intangible assets to determine if impairments are necessary as it relates to the COVID-19 pandemic.

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
The following table presents our deposits as of the dates presented:
Components of Deposits

			Change
	As of March 31, 2021	As of December 31, 2020	Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$5,369,164	$4,910,794	$458,370	9.3%
Interest checking	2,482,731	2,380,497	102,234	4.3%
Savings	1,362,463	1,256,736	105,727	8.4%
Money market investments	3,522,990	3,348,898	174,092	5.2%
Certificate of deposits	243,527	258,859	(15,332)	(5.9)%
Total deposits	$12,980,875	$12,155,784	$825,091	6.8%
Deposits increased by $825.1 million, or 6.8%, to $13.0 billion at March 31, 2021 from $12.2 billion at December 31, 2020. This increase was primarily the result of an increase in demand deposits of $458.4 million, an increase in money market deposits of $174.1 million, an increase in savings deposits of $105.7 million, and a increase in interest checking deposits of $102.2 million.
The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Three Months Ended March 31, 2021		For the Year Ended December 31, 2020
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,125,831	—%	$4,535,066	—%
Interest checking	2,391,025	0.04%	2,227,185	0.09%
Savings	1,300,057	0.02%	1,123,584	0.02%
Money market investments	3,440,214	0.07%	3,212,752	0.23%
Certificate of deposits	251,115	0.19%	300,381	0.52%
Total deposits	$12,508,242	0.03%	$11,398,968	0.10%
Other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, as of the dates indicated had maturities as follows:
Maturities of Time Certificates of Deposits $100,000 and over

	As of March 31, 2021	As of December 31, 2020
Maturing in	(In thousands)
Three months or less	$42,818	$49,740
Over three months through six months	27,954	24,608
Over six months through 12 months	23,659	31,009
Over 12 months	9,989	9,956
Total	$104,420	$115,313

Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings increased by $1.3 million, or 4.6%, to $29.4 million at March 31, 2021 compared to $28.0 million at December 31, 2020. The increase was primarily due to an increase in escrow deposits of our borrowers.
The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of March 31, 2021	As of December 31, 2020	Amount ($)	Percentage (%)
	(Dollars in thousands)
Federal Home Loan Bank advances	$14,473	$14,624	$(151)	(1.0)%
Escrow deposits of borrowers	14,878	13,425	1,453	10.8%
Total	$29,351	$28,049	$1,302	4.6%
Results of Operations
Summary of Results of Operations

	For the Three Months Ended March 31,		Change
	2021	2020	Amount ($)	Percentage (%)
	(Dollars in thousands)
Interest and dividend income	$101,133	$106,159	(5,026)	(4.7)%
Interest expense	1,042	6,013	(4,971)	(82.7)%
Net interest income	100,091	100,146	(55)	(0.1)%
(Release of) provision for loan losses	(580)	28,600	(29,180)	(102.0)%
Noninterest income	55,212	33,369	21,843	65.5%
Noninterest expense	94,049	95,172	(1,123)	(1.2)%
Income tax expense	14,171	1,298	12,873	991.8%
Net income	47,663	8,445	39,218	464.4%
Comparison of the three months ended March 31, 2021 and 2020
Interest and Dividend Income
Interest and dividend income decreased by $5.0 million, or 4.7%, to $101.1 million during the three months ended March 31, 2021 from $106.2 million during the three months ended March 31, 2020. The decrease was a result of the negative impact of a lower interest rate environment.
•Interest income on loans decreased by $6.9 million, or 7.2%, to $88.6 million during the three months ended March 31, 2021 from $95.5 million during the three months ended March 31, 2020. The decrease in interest income on our loans was primarily due to the decrease in the yield on average loans which was driven by the downward adjustment of the interest rates on our existing adjustable-rate loans as a result of lower interest rates. The average balance of loans increased primarily due to PPP loan originations, partially offsetting the decline in interest rates. The FTE yield on average loans decrease 61 basis points to 3.7% during the three months ended March 31, 2021. The average balance of our loans increased by $800.6 million, or 8.9%, to $9.8 billion as of March 31, 2021 compared to $9.0 billion as of March 31, 2020.

•Partially offsetting the negative impact of the downward adjustment of the interest rates on our existing adjustable-rate loans was the recognition of net PPP loan fee accretion. During the three months ended March 31, 2021 we recognized $8.3 million in net PPP loan fee accretion. We did not begin originating PPP loans until the second quarter of 2020, therefore, we did not recognize any net PPP loan fee accretion during the three months ended March 31, 2020.
•Interest income on securities increased $1.9 million, or 17.6% to $12.5 million for the three months ended March 31, 2021 compared to $10.6 million for the three months ended March 31, 2020. The increase in interest income on securities was due to security purchases between March 31, 2020 and March 31, 2021, partially offset by lower overall market rates. The FTE yield on average securities and other interest-earning assets decreased 160 basis points to 0.98% during the three months ended March 31, 2021. The average balance of securities and other-interest earning assets increased by $3.6 billion, or 208.6%, to $5.4 billion as of March 31, 2021 compared to $1.7 billion as of March 31, 2020.
The overall decrease in interest and dividend income was primarily a result of lower yields on both our loans and securities, partially offset by an increase in investment security volume. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans or securities are calculated and added to the yield. This presentation allows for better comparability between institutions with different tax structures. The yield on average interest-earning assets decreased 129 basis points to 2.73% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our average interest-earning assets increased by $4.4 billion, or 41.2%, to $15.2 billion as of March 31, 2021 compared to $10.8 billion as of March 31, 2020.
Interest Expense
Interest expense decreased $5.0 million, or 82.7%, to $1.0 million during the three months ended March 31, 2021 from $6.0 million during the three months ended March 31, 2020. The decrease was a result of lower funding costs associated with the decline in market interest rates.
•Interest expense on our interest-bearing deposits decreased by $4.4 million, or 81.5%, to $1.0 million during the three months ended March 31, 2021 from $5.4 million during the three months ended March 31, 2020.
•Interest expense on borrowed funds decreased by $0.6 million, or 93.3%, to less than $0.1 million during the three months ended March 31, 2021 from $0.6 million during the three months ended March 31, 2020.
Average interest-bearing deposits increased $1.2 billion, or 19.3%, at March 31, 2021 compared to March 31, 2020. The increase in deposit costs associated with the increase in average deposits was more than offset by the reduction in rates paid on deposits during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Net Interest Income
Net interest income was $100.1 million for both the three months ended March 31, 2021 and the three months ended March 31, 2020. Net interest income remained stable between the two periods as the reduction in interest income resulting from the lower interest rate environment was offset by a corresponding reduction in interest expense coupled with a substantial increase in average balances of interest-earning assets during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.2% for the three months ended March 31, 2021 and 2020. Net interest margin decreased 109 basis points to 2.71% during the three months ended March 31, 2021, from 3.80% during the three months ended March 31, 2020.

The following table sets forth average balance sheet items, annualized average yields and costs, and certain other information for the periods indicated. All average balances in the table reflect daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,393,139	$11,274	3.28%	$1,429,994	$13,303	3.74%
Commercial	7,317,951	69,210	3.84%	6,275,057	69,615	4.46%
Consumer	1,105,698	8,937	3.28%	1,311,172	13,407	4.11%
Total loans	9,816,788	89,421	3.69%	9,016,223	96,325	4.30%
Investment securities	3,631,530	12,577	1.40%	1,500,413	10,685	2.86%
Federal funds sold and other short-term investments	1,740,561	432	0.10%	240,440	517	0.86%
Total interest-earning assets	15,188,879	102,430	2.73%	10,757,076	107,527	4.02%
Non-interest-earning assets	1,120,603			1,022,216
Total assets	$16,309,482			$11,779,292
Interest-bearing liabilities:
Deposits:
Savings accounts	$1,300,057	$64	0.02%	$976,881	$54	0.02%
Interest checking accounts	2,391,025	234	0.04%	1,902,128	819	0.17%
Money market	3,440,214	587	0.07%	2,981,427	3,904	0.53%
Time deposits	251,115	117	0.19%	327,144	638	0.78%
Total interest-bearing deposits	7,382,411	1,002	0.06%	6,187,580	5,415	0.35%
Borrowings	25,625	40	0.63%	163,463	599	1.47%
Total interest-bearing liabilities	7,408,036	1,042	0.06%	6,351,043	6,014	0.38%
Demand accounts	5,125,831			3,477,377
Other noninterest-bearing liabilities	358,087			318,656
Total liabilities	12,891,954			10,147,076
Total net worth	3,417,528			1,632,216
Total liabilities and retained earnings	$16,309,482			$11,779,292
Net interest income – FTE		$101,388			$101,513
Net interest rate spread (2)			2.67%			3.64%
Net interest-earning assets (3)	$7,780,843			$4,406,033
Net interest margin – FTE (4)			2.71%			3.80%
Average interest-earning assets to interest-bearing liabilities	205.03%			169.37%
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
(5)Presented on an annualized basis.

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. We currently follow the incurred loss model for determining the provision for loan losses and anticipate adopting what is commonly referred to as the “CECL model” on January 1, 2022.
We recorded a release of provision for loan losses of $0.6 million for the three months ended March 31, 2021, compared to a provision of $28.6 million for the three months ended March 31, 2020. Given improved economic and credit conditions during the three months ended March 31, 2021, we determined that a release of the provision was necessary. In March 2020, in response to the COVID-19 pandemic, we downgraded the risk ratings for all commercial loans we expected to be significantly impacted by the pandemic, including our hotel and restaurant loan portfolios. Along with other activity during the three months ended March 31, 2020, these adjustments resulted in the provision for loan losses of $28.6 million.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	For the Three Months Ended March 31,		Change
	2021	2020	Amount ($)	Percentage (%)
	(Dollars in thousands)
Insurance commissions	$28,147	$27,477	$670	2.4%
Service charges on deposit accounts	5,367	6,098	(731)	(12.0)%
Trust and investment advisory fees	5,663	5,095	568	11.1%
Debit card processing fees	2,749	2,470	279	11.3%
Interest swap income (losses)	5,405	(6,009)	11,414	(189.9)%
Income (losses) from investments held in rabbi trusts	1,846	(6,743)	8,589	(127.4)%
Losses on trading securities, net	—	(2)	2	(100.0)%
Gains on sales of mortgage loans held for sale, net	1,479	93	1,386	1,490.3%
Gains on sales of securities available for sale, net	1,164	122	1,042	854.1%
Other	3,392	4,768	(1,376)	(28.9)%
Total noninterest income	$55,212	$33,369	$21,843	65.5%
Noninterest income increased by $21.8 million, or 65.5%, to $55.2 million for the three months ended March 31, 2021 from $33.4 million for the three months ended March 31, 2020. This increase was primarily due to an $11.4 million increase in interest rate swap income, an $8.6 million increase in income from investments held in rabbi trusts, a $1.4 million increase in net gains on sales of mortgage loans held for sale, and a $1.0 million increase in net gains on sales of securities available for sale. These items were partially offset by a decrease in other noninterest income of $1.4 million and a decrease in service charges on deposit accounts of $0.7 million.
•Loan-level interest rate swap income increased primarily as a result of a favorable mark-to-market adjustment on these transactions due to higher longer term interest rates. We recognized an unfavorable mark-to-market adjustment for the three months ended March 31, 2020 primarily as a result of the decline in longer term interest rates resulting from the initial economic impacts of the COVID-19 pandemic.
•Income from investments held in rabbi trust accounts increased primarily as a result of a favorable mark-to-market adjustment on equity securities held in these accounts. We recognized an unfavorable mark-to-market adjustment for the three months ended March 31, 2020 primarily as a result of the decline in asset values resulting from the initial economic impacts of the COVID-19 pandemic.
•Net gains on sales of mortgage loans held for sale increased primarily due to the low interest rate environment which resulted in increased volume for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was partially offset by a decrease in the mark-to-market adjustment on mortgage loan-related derivatives, which is included within other noninterest income.

•Net gains on securities available for sale increased primarily due to volume and the composition of security sales. During the three months ended March 31, 2021 we sold certain government-sponsored residential mortgage backed securities. During the three months ended March 31, 2020 we sold some municipal bonds.
•Deposit service charges decreased primarily as a result of reduced overdraft charges due to reduced transactional volume during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	For the Three Months Ended March 31,		Change
	2021	2020	Amount ($)	Percentage (%)
	(Dollars in thousands)
Salaries and employee benefits	$64,040	$61,589	$2,451	4.0%
Office occupancy and equipment	8,217	8,689	(472)	(5.4)%
Data processing	12,129	10,004	2,125	21.2%
Professional services	4,148	3,689	459	12.4%
Charitable contributions	—	1,187	(1,187)	(100.0)%
Marketing	1,691	2,468	(777)	(31.5)%
Loan expenses	1,847	1,112	735	66.1%
FDIC insurance	948	906	42	4.6%
Amortization of intangible assets	532	702	(170)	(24.2)%
Other	497	4,826	(4,329)	(89.7)%
Total noninterest expense	$94,049	$95,172	$(1,123)	(1.2)%

Noninterest expense decreased by $1.1 million, or 1.2%, to $94.0 million during the three months ended March 31, 2021 from $95.2 million during the three months ended March 31, 2020. This decrease was primarily due to a $4.3 million decrease in other noninterest expenses as well as a reduction in charitable contributions of $1.2 million. Partially offsetting these favorable items were increases in salaries and employee benefits and data processing expenses of $2.5 million and $2.1 million, respectively.

•Other noninterest expenses decreased primarily due to the conversion of our Defined Benefit Plan and BEP from a traditional final average earnings plan design to a cash balance plan design. Non-service cost expenses for the defined benefit plan and the benefit equalization plan decreased by $3.2 million and $0.6 million, respectively, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
•Salaries and employee benefits increased due to an increase in rabbi trust employee benefits of $4.5 million primarily as a result of the favorable equity securities valuations, ESOP expense of $2.1 million, an increase in salaries and wages of $2.1 million, and an increase in pension service cost of $2.0 million. Partially offsetting these unfavorable items were a $5.0 million decrease in incentive compensation expense that was, in part, due to the decline in total shareholders’ equity due to higher market interest rates, and an increase in salary expense deferrals of $4.1 million primarily due to PPP loan originations. We established the ESOP in October 2020 when we completed our IPO. Accordingly, we did not have any ESOP expense during the three months ended March 31, 2020.
•Data processing expenses increased due to an increase in software service and support expenses (including depreciation expense) of $1.5 million and an increase in core data processing expenses of $0.7 million. Core data processing expenses increased primarily as a result of increased costs due to PPP loan originations.

Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Combined federal and state income tax provisions	$14,171	$1,298
Effective income tax rates	22.9%	13.3%
Blended statutory tax rate	28.1%	28.1%
Income tax expense increased by $12.9 million, or 991.8%, to $14.2 million in the three months ended March 31, 2021 from $1.3 million in the three months ended March 31, 2020. The increase in income tax expense was due primarily to higher pre-tax income during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, decreasing the impact on the effective rate related to favorable permanent differences, including investment tax credits and tax exempt income. For additional information related to the Company’s income taxes see Note 8, “Income Taxes” and Note 9, “Low Income Housing Tax Credits and Other Tax Credit Investments” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Financial Position and Results of Operations of our Business Segments
Comparison of the Three Months Ended March 31, 2021 and 2020

	As of and for the Three Months Ended March 31,
	2021				2020
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(Dollars In Thousands)
Net interest income	$100,091	$—	$—	$100,091	$100,146	$—	$—	$100,146
(Release of) provision for loan losses	(580)	—	—	(580)	28,600	—	—	28,600
Net interest income after provision for loan losses	100,671	—	—	100,671	71,546	—	—	71,546
Noninterest income	26,960	28,284	(32)	55,212	6,868	26,523	(22)	33,369
Noninterest expense	75,274	19,811	(1,036)	94,049	78,465	17,642	(935)	95,172
Income before provision for income taxes	52,357	8,473	1,004	61,834	(51)	8,881	913	9,743
Income tax provision (benefit)	11,793	2,378	—	14,171	(1,214)	2,512	—	1,298
Net income	$40,564	$6,095	$1,004	$47,663	$1,163	$6,369	$913	$8,445
Total assets	$16,595,311	$194,664	$(63,180)	$16,726,795	$12,221,799	$182,564	$(60,609)	$12,343,754
Total liabilities	$13,359,075	$43,855	$(63,180)	$13,339,750	$10,696,509	$45,120	$(60,609)	$10,681,020
Banking Segment
•Average interest-earning assets grew $4.4 billion, or 41.2%, to $15.2 billion as of March 31, 2021 from $10.8 billion as of March 31, 2020, with average total loans, our largest category of average interest-earning assets, growing $800.6 million, or 8.9%, to $9.8 billion as of March 31, 2021 compared to $9.0 billion as of March 31, 2020.
•Average interest-bearing liabilities grew $1.1 billion, or 16.6%, to $7.4 billion as of March 31, 2021 from $6.4 billion as of March 31, 2020, with average total deposits, our largest category of average interest-bearing liabilities, growing $1.2 billion, or 19.3%, to $7.4 billion as of March 31, 2021 compared to $6.2 billion as of March 31, 2020.

•As noted above:
◦Loan-level interest rate swap income increased $11.4 million primarily as a result of a favorable mark-to-market adjustment on these transactions due to higher longer term interest rates.
◦Net gains on sales of mortgage loans held for sale increased $1.4 million primarily due to the low interest rate environment which resulted in increased volume for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was partially offset by a decrease in the mark-to-market adjustment on mortgage loan-related derivatives, which is included within other noninterest income.
◦Net gains on securities available for sale increased $1.0 million primarily due to volume and the composition of security sales.
◦Deposit service charges decreased $0.7 million primarily as a result of reduced overdraft charges due to reduced transactional volume during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
•In addition, income from investments held in rabbi trust accounts increased $7.5 million primarily as a result of a favorable mark-to-market adjustment on equity securities held in these accounts.
Insurance Agency Segment
•Noninterest income related to our insurance agency business increased by $1.8 million, or 6.6%, to $28.3 million during the three months ended March 31, 2021 from $26.5 million during the three months ended March 31, 2020. The increase was driven primarily by an increase in income from investments held in rabbi trusts of $1.1 million primarily as a result of a favorable mark-to-market adjustment on equity securities held in these accounts. In addition, profit sharing revenues and recurring commissions increased by $0.4 million and $0.3 million, respectively.
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
At March 31, 2021, we had $4.0 billion of commitments to originate loans, comprised of $2.3 billion of commitments under commercial loans and lines of credit (including $284.1 million of unadvanced portions of construction loans), $1.3 billion of commitments under home equity loans and lines of credit, $179.1 million in standard overdraft coverage commitments, $96.9 million of unfunded commitments related to residential real estate loans and $60.8 million in other consumer loans and lines of credit. In addition, at March 31, 2021, we had $64.0 million in standby letters of credit outstanding. We also had $35.6 million in forward commitments to sell loans.
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
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then calculate what the net interest income would be for the same period under the assumption that the U.S. Treasury yield curve increases or decreases instantaneously by +200, +300, +400 and -100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at March 31, 2021 precluded the modeling of certain falling rate scenarios. We do not model negative interest rate scenarios.
The tables below set forth, as of March 31, 2021 and December 31, 2020, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in the U.S. Treasury yield curve:
Interest Rate Sensitivity

	As of March 31, 2021
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$568,519	44.1%
300	524,891	33.0%
200	481,564	22.1%
Flat	394,511	—%
(100)	375,522	(4.8)%

	As of December 31, 2020
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$571,842	50.0%
300	524,847	37.7%
200	478,307	25.5%
Flat	381,259	—%
(100)	362,186	(5.0)%
(1)Assumes an immediate uniform change in interest rates at all maturities, except in the down 100 basis points scenario, where rates are floored at zero at all maturities.
The tables above indicate that at March 31, 2021 and December 31, 2020, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced a 22.1% and 25.5% increase, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 100 basis points decrease in interest rates, we would have experienced a 4.8% and a 5.0% decrease at March 31, 2021 and December 31, 2020, respectively, in net interest income, on an FTE basis. Management may use interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The table below represents an analysis of our interest rate risk (excluding the effect of our pension plans) as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+200, +300, +400 basis points and -100 basis points) at March 31, 2021 and December 31, 2020. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at March 31, 2021 precluded the modeling of certain falling rate scenarios, including negative interest rates.
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.
EVE Interest Rate Sensitivity

Change in Interest Rate (basis points) (1)	Estimated EVE (2)	As of March 31, 2021		EVE as a Percentage of Total Assets (3)
		Estimated Increase (Decrease) in EVE from Level
		Amount	Percent
	(Dollars in thousands)
400	$4,477,682	$349,568	8.5%	28.68%
300	4,402,223	274,109	6.6%	27.74%
200	4,324,403	196,289	4.8%	26.77%
Flat	4,128,114	—	—	24.60%
(100)	3,919,926	(208,188)	(5.0)%	23.05%

Change in Interest Rate (basis points) (1)	Estimated EVE (2)	As of December 31, 2020		EVE as a Percentage of Total Assets (3)
		Estimated Increase (Decrease) in EVE from Level
		Amount	Percent
	(Dollars in thousands)
400	$4,385,795	$452,022	11.5%	29.09%
300	4,297,682	363,909	9.3%	28.06%
200	4,205,867	272,094	6.9%	27.00%
Flat	3,933,773	—	—	24.38%
(100)	3,663,432	(270,341)	(6.9)%	22.65%
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
The net proceeds from our IPO significantly increased our liquidity and capital resources at both Eastern Bankshares, Inc. and Eastern Bank. Over time, the initial level of liquidity will be reduced as net proceeds from the IPO are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the IPO, resulting in increased net interest-earning assets and net interest and dividend income. However, due to the increase in equity resulting form the net proceeds raised in our IPO, our return on equity has been and will continue to be adversely affected until we can effectively employ the proceeds of the IPO.
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
We participate in the IntraFi Network (formerly “Promontory”), which allows us to provide access to multi-million dollar FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At March 31, 2021 and December 31, 2020, we had a total of $384.7 million and $364.8 million of IntraFi Network one-way sell deposits, respectively. These deposits could have been repurchased as reciprocal deposits and should be considered a source of liquidity.
Although customer deposits remain our preferred source of funds, maintaining additional back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At March 31, 2021, we had $14.5 million in outstanding advances and the ability to borrow up to an additional $1.5 billion. We also have the ability to borrow from the FRBB as well as the Paycheck Protection Program Liquidity Facility. At March 31, 2021, we had a $492.3 million collateralized line of credit from the FRBB with no outstanding balance. Additionally, we had $1.2 billion in PPP loans that could have been pledged to the Paycheck Protection Program Liquidity Facility. We had a total of $770.0 million of discretionary lines of credit at March 31, 2021.
Sources of Liquidity

	As of March 31, 2021		As of December 31, 2020
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(Dollars in thousands)
IntraFi Network deposits	$—	$384,730	$—	$364,794
Federal Home Loan Bank (1)	14,473	1,533,364	14,624	1,581,016
Federal Reserve Bank of Boston (2)	—	492,333	—	503,512
Federal Reserve Paycheck Protection Program Liquidity Facility	—	1,238,053	—	1,026,117
Unsecured lines of credit	—	770,000	—	620,000
Total deposits	$14,473	$4,418,480	$14,624	$4,095,439
(1)As of both March 31, 2021 and December 31, 2020, loans have been pledged to the FHLBB with a carrying value of $2.4 billion to secure additional borrowing capacity.
(2)Loans with a carrying value of $832.4 million and $884.1 million at March 31, 2021 and December 31, 2020, respectively, have been pledged to the FRBB resulting in this additional unused borrowing capacity
We believe that advanced preparation, early detection, and prompt responses can avoid, minimize, or shorten potential liquidity crises. Our Board of Directors and our Asset Liability Committee have put a Liquidity Contingency Plan in place to establish methods for assessing and monitoring risk levels, as well as potential responses during unanticipated stress events. As part of its risk management framework, we perform periodic liquidity stress testing to assess its need for liquid assets as well as backup sources of liquidity.
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At March 31, 2021 and December 31, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At March 31, 2021 there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2020 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

The information required by this Item is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management of Market Risk.”
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see “Business—Legal and Regulatory Proceedings” in Part I, Item 1 of the 2020 Form 10-K.
As of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceeding as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and we are not involved in any legal proceeding the outcome of which we believe would be material to our financial condition or results of operations.
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2020 Form 10-K. Other than the Risks Related to Our Acquisition Strategy set forth below, including the revised risk factors below regarding “To the extent that we acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions,” as of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2020 Form 10-K. The COVID-19 pandemic has led to general uncertainty and adverse changes in economic conditions and has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our 2020 Form 10-K. The risk factors disclosure in our 2020 Form 10-K is therefore qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q.
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
•Inability to obtain regulatory approvals or to obtain such approvals on a timely basis;
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
Our business may be negatively impacted by certain risks inherent with our pending acquisition of Century Bancorp, Inc.
In April 2021, we entered into a definitive merger agreement with Century Bancorp, Inc. under which we will acquire Century for $641.9 million in cash (the “Century Merger”). Century is the stock holding company of Century Bank and Trust Company, a Massachusetts-chartered stock bank headquartered in Medford, Massachusetts with $6.4 billion in assets, $5.4 billion in deposits and 27 full-service branches in Massachusetts as of December 31, 2020. Pursuant to the terms of the Merger Agreement, Century Bank and Trust Company will merge with and into Eastern Bank, our wholly-owned subsidiary, upon completion of the transaction. The transaction is subject to customary closing conditions, including the receipt of regulatory approval and Century shareholder approval. We currently expect the Century Merger to be completed during the fourth quarter of 2021.
The consummation of the Century Merger is contingent upon the satisfaction of a number of conditions, including regulatory approval, that may be outside of our or Century’s control and that we and Century may be unable to satisfy or obtain or which may delay the consummation of the Century Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Century Merger or cause the parties to abandon the Century Merger.
Consummation of the Century Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Century’s control, including, among others, the receipt of required regulatory approval and approval of Century’s shareholders.
These conditions to the closing of the Century Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Century Merger may be delayed substantially or may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, or we or Century may elect to terminate the Merger Agreement in certain other circumstances.
As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on our conduct after the closing of the Century Merger. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Century Merger or of imposing additional costs or limitations on us following the Century Merger, any of which may have an adverse effect on us following the Century Merger.
Our acquisition of new lines of business at Century may present risks that are different in kind or degree compared to those that we are accustomed to managing, requiring us to implement new or enhance existing procedures and controls and diverting resources from the operation of our existing business.
Our acquisition of new lines of business at Century will present risks that are different in kind or degree compared to those that we are accustomed to managing, requiring us to implement new or enhance existing procedures and controls.
Century Bank’s lines of business include two categories of cash-based businesses that are new to us and will necessitate robust compliance policies and procedures in order to comply with various laws and regulations. Century provides depository services to marijuana-related businesses, including marijuana retailers and marijuana dispensaries. Century also provides loans to various marijuana-related businesses that in the aggregate are not material to Century. We understand Century's customer due diligence process confirms each new marijuana-related customer is appropriately licensed under Massachusetts law and monitors that such customers continue to be licensed. Century also provides depository services to check cashers and other businesses, sometimes generally referred to as a “money services business,” that regularly engage in the transfer of funds domestically and internationally.
We expect that after the closing of the Century Merger, these lines of business will require proportionately greater compliance and risk management resources than our current businesses in order for us to comply with laws and regulations related to the prevention of financial crimes and combating terrorism, including the U.S. Patriot Act of 2001. These laws and regulations require us to, among other things, implement policies and procedures related to anti-money laundering, anti-bribery and corruption, fraud, compliance, suspicious activities, currency transaction reporting, and due diligence on new and existing customers.
With respect to marijuana-related businesses, the Controlled Substances Act makes it illegal under federal law to manufacture, distribute, or dispense marijuana, and therefore federal law, including the money laundering statutes and the Bank Secrecy Act, apply to marijuana-related conduct. Financial transactions involving proceeds generated by marijuana-related conduct can form the basis for prosecution under the money laundering statutes. Financial institutions must report currency transactions and conduct suspicious activity monitoring and reporting in connection with marijuana-related businesses to the Financial Crimes Enforcement Network (“FinCEN”).
Our ability to comply with anti-money laundering laws and our reporting obligations to FinCEN will depend on our ability to maintain robust customer due diligence, surveillance, detection, reporting and analytic capabilities. Although we believe that we will have policies and procedures designed to comply with these laws and regulations, to the extent our policies or procedures are not fully effective or do not meet heightened regulatory standards or expectations, we may be subject to fines, penalties, restrictions on certain activities including future acquisitions, reputational harm, or other adverse consequences from our federal bank regulators, the Department of Justice or FinCEN.
We intend to continue to evaluate, both prior to and after the closing of the Century Merger, the banking services that Century provides to marijuana-related businesses and money services businesses and to assess our competencies to manage those businesses in a manner that provides appropriate risk-adjusted returns.
We may fail to realize all of the anticipated benefits of the Century Merger, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating with Century.
We and Century have operated and, until the completion of the Century Merger, will continue to operate, independently. The success of the Century Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully integrate Century’s operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management's attention and any delays or difficulties encountered in connection with the Century Merger and the integration of Century’s operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company.
If we experience difficulties in the integration process, including those listed above, we may fail to realize the anticipated benefits and synergies of the Century Merger in a timely manner or at all.
While the Century Merger is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business and operations.
Uncertainty about the effect of the Century Merger on employees, customers and other persons with whom we or Century have a business relationship may have an adverse effect on our business, operations and stock price. Our existing customers or existing customers of Century could decide to no longer do business with us, Century or the combined company, reducing the anticipated benefits of the Century Merger. In addition, Century is subject to certain restrictions on the conduct of its business while the Century Merger is pending. As a result, certain other projects may be delayed or abandoned, and business decisions could be deferred. Employee retention at our Company and Century may be challenging before or after completion of the Century Merger, as certain employees may experience uncertainty about their future roles with the combined company, and these retention challenges may require us to incur additional expenses in order to retain or replace key employees. If key officers or employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, Century or the combined company, the benefits of the Century Merger could be materially diminished and we could encounter difficulties in replacing them and successfully managing new lines of business with which we do not have management experience or expertise.
We expect to incur substantial expenses related to the Century Merger and the integration with Century.
We and Century will incur substantial expenses in connection with the Century Merger and integration. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. We anticipated that some of the expenses we incur will not be deductible due to the application of Section 162(m) of the Internal Revenue Code of 1986, as amended, as discussed in Part I, Item 1A of our 2020 Form 10-K. See “—Due to Section 162(m) of the Internal Revenue Code, we may not be able to deduct all of the compensation of some executives, including executives of companies we may acquire in the future.”
Our future results will suffer if we do not effectively manage our expanded operations following the Century Merger.
Following the Century Merger, the size and operational scope of our business will increase significantly beyond its current size and scope. The Century Merger will increase our asset size and will further increase the breadth and complexity of our business with the addition of new business lines in which we have not previously engaged and with which we lack familiarity, and exposure to industry sectors, such as higher education, which we have not historically served. We expect that the size and scope of our commercial loan and lease portfolio will also increase in size as a result of the Century Merger. Century’s commercial loan portfolio includes loans that are concentrated in industry sectors (such as higher education and nonprofit organizations) that will be relatively new to us. Some such loans are of greater size than the typical size of commercial loans that we have made in recent years.
Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in this regard or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Century Merger.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Clarion Acquisition Corp., Century Bancorp, Inc. and Century Bank and Trust Company, dated as of April 7, 2021 (incorporated by reference to exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on April 8, 2021)

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) the Unaudited Consolidated Statements of Income for the three months ended March 31, and 2020 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and 2020, (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, and 2020, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+
*Filed herewith
+    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

Date: May 14, 2021	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: May 14, 2021	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer
(Principal Financial Officer)