Form 10-Q
period 2021-06-30
Eastern Bankshares, Inc.
filed 2021-08-13
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☒  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
186,758,154 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 12, 2021.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(In thousands, except share data)
ASSETS
Cash and due from banks	$58,490	$116,591
Short-term investments	1,505,757	1,937,479
Cash and cash equivalents	1,564,247	2,054,070
Available for sale securities	4,848,781	3,183,861
Loans held for sale	2,734	1,140
Loans:
Commercial and industrial	1,740,679	1,995,016
Commercial real estate	3,775,771	3,573,630
Commercial construction	237,927	305,708
Business banking	1,339,852	1,339,164
Residential real estate	1,457,498	1,370,957
Consumer home equity	834,938	868,270
Other consumer	234,410	277,780
Total loans	9,621,075	9,730,525
Less: allowance for loan losses	(105,637)	(113,031)
Less: unamortized premiums, net of unearned discounts and deferred fees	(29,739)	(23,536)
Net loans	9,485,699	9,593,958
Federal Home Loan Bank stock, at cost	10,601	8,805
Premises and equipment	44,733	49,398
Bank-owned life insurance	79,634	78,561
Goodwill and other intangibles, net	380,402	376,534
Deferred income taxes, net	26,161	13,229
Prepaid expenses	145,941	148,680
Other assets	458,520	455,954
Total assets	$17,047,453	$15,964,190
LIABILITIES AND EQUITY
Deposits:
Demand	$5,399,297	$4,910,794
Interest checking accounts	2,656,610	2,380,497
Savings accounts	1,403,472	1,256,736
Money market investment	3,544,897	3,348,898
Certificates of deposit	246,157	258,859
Total deposits	13,250,433	12,155,784
Borrowed funds:
Federal Home Loan Bank advances	14,323	14,624
Escrow deposits of borrowers	14,119	13,425
Total borrowed funds	28,442	28,049
Other liabilities	337,956	352,305
Total liabilities	13,616,831	12,536,138
Commitments and contingencies (see footnote 10)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 186,758,154 shares issued and outstanding at both June 30, 2021 and December 31, 2020	1,868	1,868
Additional paid in capital	1,856,241	1,854,068
Unallocated common shares held by the Employee Stock Ownership Plan	(145,219)	(147,725)
Retained earnings	1,723,979	1,665,607
Accumulated other comprehensive income, net of tax	(6,247)	54,234
Total shareholders’ equity	3,430,622	3,428,052
Total liabilities and shareholders’ equity	$17,047,453	$15,964,190
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$90,936	$92,143	$179,575	$187,681
Taxable interest and dividends on available for sale securities	12,457	7,600	22,663	15,778
Non-taxable interest and dividends on available for sale securities	1,857	1,905	3,713	3,826
Interest on federal funds sold and other short-term investments	431	284	863	801
Interest and dividends on trading securities	—	1	—	6
Total interest and dividend income	105,681	101,933	206,814	208,092
Interest expense:
Interest on deposits	1,031	3,104	2,033	8,518
Interest on borrowings	42	74	82	673
Total interest expense	1,073	3,178	2,115	9,191
Net interest income	104,608	98,755	204,699	198,901
(Release of) provision for allowance for loan losses	(3,300)	8,600	(3,880)	37,200
Net interest income after provision for loan losses	107,908	90,155	208,579	161,701
Noninterest income:
Insurance commissions	23,664	22,697	51,811	50,174
Service charges on deposit accounts	5,708	4,364	11,075	10,462
Trust and investment advisory fees	6,074	5,194	11,737	10,289
Debit card processing fees	3,170	2,337	5,919	4,807
Interest rate swap (losses) income	(1,164)	771	4,241	(5,238)
Income from investments held in rabbi trusts	4,216	7,745	6,062	1,002
Losses on trading securities, net	—	(1)	—	(3)
Gains on sales of mortgage loans held for sale, net	848	1,420	2,327	1,513
Gains on sales of securities available for sale, net	1	163	1,165	285
Other	3,216	2,967	6,608	7,735
Total noninterest income	45,733	47,657	100,945	81,026
Noninterest expense:
Salaries and employee benefits	69,276	63,335	133,316	124,924
Office occupancy and equipment	8,094	8,615	16,311	17,304
Data processing	13,572	12,180	25,701	22,184
Professional services	6,439	4,396	10,587	8,085
Charitable contributions	—	2,797	—	3,984
Marketing	3,497	1,645	5,188	4,113
Loan expenses	1,854	2,036	3,701	3,148
FDIC insurance	985	944	1,933	1,850
Amortization of intangible assets	625	701	1,157	1,403
Other	2,993	4,116	3,490	8,942
Total noninterest expense	107,335	100,765	201,384	195,937
Income before income tax expense	46,306	37,047	108,140	46,790
Income tax expense	11,497	7,197	25,668	8,495
Net income	$34,809	$29,850	$82,472	$38,295
Basic earnings per share	$0.20	$—	$0.48	$—
Diluted earnings per share	$0.20	$—	$0.48	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$34,809	$29,850	$82,472	$38,295
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	25,428	287	(49,476)	26,479
Net change in fair value of cash flow hedges	(5,909)	(2,645)	(11,857)	26,430
Net change in other comprehensive income for defined benefit postretirement plans	426	3,404	852	3,404
Total other comprehensive income (loss)	19,945	1,046	(60,481)	56,313
Total comprehensive income	$54,754	$30,896	$21,991	$94,608
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended June 30, 2021 and 2020

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at March 31, 2020	—	$—	$—	$1,651,314	$11,420	$—	$1,662,734
Net income	—	—	—	29,850	—	—	29,850
Other comprehensive income, net of tax	—	—	—	—	1,046	—	1,046
Balance at June 30, 2020	—	$—	$—	$1,681,164	$12,466	$—	$1,693,630

Balance at March 31, 2021	186,758,154	$1,868	$1,854,895	$1,702,946	$(26,192)	$(146,472)	$3,387,045
Dividends to common shareholders (1)	—	—	—	(13,776)	—	—	(13,776)
Net income	—	—	—	34,809	—	—	34,809
Other comprehensive income, net of tax	—	—	—	—	19,945	—	19,945
ESOP shares committed to be released	—	—	1,346	—	—	1,253	2,599
Balance at June 30, 2021	186,758,154	$1,868	$1,856,241	$1,723,979	$(6,247)	$(145,219)	$3,430,622
(1)The Company declared and paid a quarterly cash dividend of $0.08 per share of common stock during the three months ended June 30, 2021.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2021 and 2020

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2019	—	$—	$—	$1,644,000	$(43,847)	$—	$1,600,153
Cumulative effect accounting adjustment (1)	—	—	—	(1,131)	—	—	(1,131)
Net income	—	—	—	38,295	—	—	38,295
Other comprehensive income, net of tax	—	—	—	—	56,313	—	56,313
Balance at June 30, 2020	—	$—	$—	$1,681,164	$12,466	$—	$1,693,630

Balance at December 31, 2020	186,758,154	$1,868	$1,854,068	$1,665,607	$54,234	$(147,725)	$3,428,052
Dividends to common shareholders (2)	—	—	—	(24,100)	—	—	(24,100)
Net income	—	—	—	82,472	—	—	82,472
Other comprehensive loss, net of tax	—	—	—	—	(60,481)	—	(60,481)
ESOP shares committed to be released	—	—	2,173	—	—	2,506	4,679
Balance at June 30, 2021	186,758,154	$1,868	$1,856,241	$1,723,979	$(6,247)	$(145,219)	$3,430,622
(1)Represents cumulative impact on retained earnings pursuant to the Company’s (as defined herein) adoption of Accounting Standards Update 2016-02 Leases. The transition adjustment to the opening balance of retained earnings on January 1, 2020 amounted to $1.1 million, net of tax, related to an incremental accrued rent adjustment calculated as a result of electing the hindsight practical expedient.
(2)The Company declared and paid quarterly cash dividends of $0.06 and $0.08 per share of common stock during the three months ended March 31, 2021 and June 30, 2021, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(In thousands)	2021	2020

Operating activities
Net income	$82,472	$38,295
Adjustments to reconcile net income to net cash provided by operating activities
(Release of) provision for loan losses	(3,880)	37,200
Depreciation and amortization	6,636	8,471
Accretion of deferred loan fees and premiums, net	(14,767)	(3,155)
Deferred income tax expense	5,407	1,773
Amortization of investment security premiums and discounts	6,397	1,656
Right-of-use asset amortization	6,130	6,042
Increase in cash surrender value of bank-owned life insurance	(1,073)	(1,155)
Gain on sale of securities available for sale, net	(1,165)	(285)
Amortization of gains from terminated interest rate swaps	(16,493)	(373)
Employee Stock Ownership Plan expense	4,679	—
Other	248	(128)
Change in:
Trading securities	—	961
Loans held for sale	(1,583)	(2,965)
Prepaid pension expense	1,676	(28,432)
Other assets	9,746	(133,413)
Other liabilities	(24,794)	77,509
Net cash provided by operating activities	59,636	2,001
Investing activities
Proceeds from sales of securities available for sale	23,237	9,098
Proceeds from maturities and principal paydowns of securities available for sale	381,123	153,542
Purchases of securities available for sale	(2,138,024)	(171,226)
Proceeds from sale of Federal Home Loan Bank stock	—	749
Purchases of Federal Home Loan Bank stock	(1,796)	(527)
Contributions to low income housing tax credit investments	(4,553)	(7,435)
Contributions to other equity investments	(1,920)	(1,092)
Distributions from other equity investments	170	54
Net decrease (increase) in outstanding loans	126,868	(997,881)
Acquisitions, net of cash and cash equivalents acquired	(4,354)	—
Purchased banking premises and equipment, net	(1,809)	(2,146)
Proceeds from sale of premises held for sale	736	—
Net cash used in investing activities	(1,620,322)	(1,016,864)
Financing activities
Net increase in demand, savings, interest checking, and money market investment deposit accounts	1,107,351	2,315,592
Net decrease in time deposits	(12,702)	(20,219)
Net increase (decrease) in borrowed funds	393	(206,240)
Contingent consideration paid	(79)	(158)
Payment of deferred offering costs	—	(4,153)
Dividends declared and paid to common shareholders	(24,100)	—
Net cash provided by financing activities	1,070,863	2,084,822
Net (decrease) increase in cash, cash equivalents, and restricted cash	(489,823)	1,069,959
Cash, cash equivalents, and restricted cash at beginning of period	2,054,070	362,602
Cash, cash equivalents, and restricted cash at end of period	$1,564,247	$1,432,561

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$2,127	$10,533
Income taxes	$35,122	14,976
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$14,446	$13,214
Initial recognition of operating lease right-of-use assets upon adoption of Accounting Standards Update 2016-02	$—	$92,948
Initial recognition of operating lease liabilities upon adoption of Accounting Standards Update 2016-02	$—	$96,426
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Corporate Structure and Nature of Operations; Basis of Presentation
Corporate Structure and Nature of Operations
Eastern Bankshares, Inc., a Massachusetts corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiaries, Eastern Bank (the “Bank”) and Eastern Insurance Group LLC (“Eastern Insurance Group”), the Company provides a variety of banking, trust and investment, and insurance services, through its full-service bank branches and insurance offices, located primarily in Eastern Massachusetts, southern and coastal New Hampshire and Rhode Island. Eastern Insurance Group LLC is a wholly-owned subsidiary of the Bank.
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

Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and its Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) as well as the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws.
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which it holds a controlling financial interest through being the primary beneficiary or through holding a majority of the voting interest. All intercompany accounts and transactions have been eliminated in consolidation.
Certain previously reported amounts have been reclassified to conform to the current period’s presentation.
The accompanying consolidated balance sheet as of June 30, 2021, the consolidated statements of income and comprehensive income and of changes in equity for the three and six months ended June 30, 2021 and 2020 and statement of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of June 30, 2021 and those that were adopted during the six months ended June 30, 2021. For a full discussion of significant accounting policies, refer to the notes included within the Company’s 2020 Form 10-K.
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
Relevant standards that were recently issued but not yet adopted as of June 30, 2021:
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
To address the impact of ASU 2016-13, the Company has formed a committee, which members include the Chief Credit Officer, the Chief Financial Officer, and Chief Information Officer, to assist in identifying, implementing, and evaluating the impact of the required changes to loan loss estimation models and processes. The Company is evaluating portfolio segmentation, methodologies and other assumptions and has initiated model validation efforts. Third parties have been engaged to assist the Company in project management, documentation, model governance, model validation and related internal controls implementation. The Company is currently assessing the impact of the new standard on its consolidated financial statements.
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
Relevant standards that were adopted during the six months ended June 30, 2021:
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
3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, and fair value of available for sale securities as of June 30, 2021 and December 31, 2020 were as follows:

	As of June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,480,643	$22,240	$(24,354)	$3,478,529
Government-sponsored commercial mortgage-backed securities	183,062	66	(1,333)	181,795
U.S. Agency bonds	860,575	—	(19,570)	841,005
U.S. Treasury securities	69,401	23	(93)	69,331
State and municipal bonds and obligations	259,935	18,186	—	278,121
	$4,853,616	$40,515	$(45,350)	$4,848,781

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,106,658	$42,142	$—	$2,148,800
Government-sponsored commercial mortgage-backed securities	17,054	27	—	17,081
U.S. Agency bonds	670,468	113	(3,872)	666,709
U.S. Treasury securities	70,106	263	—	70,369
State and municipal bonds and obligations	260,898	20,004	—	280,902
	$3,125,184	$62,549	$(3,872)	$3,183,861
The amortized cost and estimated fair value of available for sale securities by contractual maturities as of June 30, 2021 and December 31, 2020 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of available for sale securities as of the dates indicated were as follows:

	As of June 30, 2021
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$18,156	$19,323	$593,853	$597,546	$2,868,634	$2,861,660	$3,480,643	$3,478,529
Government-sponsored commercial mortgage-backed securities	—	—	24,038	23,781	159,024	158,014	—	—	183,062	181,795
U.S. Agency bonds	—	—	199,796	196,383	660,779	644,622	—	—	860,575	841,005
U.S. Treasury securities	10,048	10,071	59,353	59,260	—	—	—	—	69,401	69,331
State and municipal bonds and obligations	485	486	28,682	29,781	72,515	76,046	158,253	171,808	259,935	278,121
Total	$10,533	$10,557	$330,025	$328,528	$1,486,171	$1,476,228	$3,026,887	$3,033,468	$4,853,616	$4,848,781

	As of December 31, 2020
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$46,293	$48,925	$96,338	$100,278	$1,964,027	$1,999,597	$2,106,658	$2,148,800
Government-sponsored commercial mortgage-backed securities	—	—	—	—	17,054	17,081	—	—	17,054	17,081
U.S. Agency bonds	—	—	99,772	99,834	570,696	566,875	—	—	670,468	666,709
U.S. Treasury securities	50,023	50,251	20,083	20,118	—	—	—	—	70,106	70,369
State and municipal bonds and obligations	406	408	20,511	21,431	74,980	79,635	165,001	179,428	260,898	280,902
Total	$50,429	$50,659	$186,659	$190,308	$759,068	$763,869	$2,129,028	$2,179,025	$3,125,184	$3,183,861
Gross realized gains from sales of available for sale securities during the three months ended June 30, 2021 and 2020 were less than $0.1 million and $0.2 million, respectively, and $1.2 million and $0.3 million during the six months ended June 30, 2021 and 2020, respectively. The Company had no significant gross realized losses from sales of securities available for sale during both the six months ended June 30, 2021 and 2020. There was no other-than-temporary impairment (“OTTI”) recorded during the six months ended June 30, 2021 and 2020.
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
Information pertaining to available for sale securities with gross unrealized losses as of June 30, 2021 and December 31, 2020, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	As of June 30, 2021
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	20	$24,354	$2,178,499	$—	$—	$24,354	$2,178,499
Government-sponsored commercial mortgage-backed securities	8	1,333	161,684	—	—	1,333	161,684
U.S. Agency bonds	13	19,570	841,005	—	—	19,570	841,005
U.S. Treasury securities	2	93	59,262	—	—	93	59,262
	43	$45,350	$3,240,450	$—	$—	$45,350	$3,240,450

	As of December 31, 2020
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Agency bonds	6	$3,872	$416,824	$—	$—	$3,872	$416,824
	6	$3,872	$416,824	$—	$—	$3,872	$416,824
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the tables above by category are as follows as of June 30, 2021 and December 31, 2020:
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

4. Loans and Allowance for Loan Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	At June 30,	At December 31,
	2021	2020
	(In thousands)
Commercial and industrial	$1,740,679	$1,995,016
Commercial real estate	3,775,771	3,573,630
Commercial construction	237,927	305,708
Business banking	1,339,852	1,339,164
Residential real estate	1,457,498	1,370,957
Consumer home equity	834,938	868,270
Other consumer (1)	234,410	277,780
Gross loans before unamortized premiums, unearned discounts and deferred fees	9,621,075	9,730,525
Allowance for loan losses	(105,637)	(113,031)
Unamortized premiums, net of unearned discounts and deferred fees	(29,739)	(23,536)
Loans after the allowance for credit losses, unamortized premiums, unearned discounts and deferred fees	$9,485,699	$9,593,958
(1) Automobile loans are included in the other consumer portfolio above and amounted to $83.7 million and $126.7 million at June 30, 2021 and December 31, 2020, respectively.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $2.3 billion and $2.4 billion at June 30, 2021 and December 31, 2020, respectively. The balance of funds borrowed from the FHLBB were $14.3 million and $14.6 million at June 30, 2021 and December 31, 2020, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $812.6 million and $884.1 million at June 30, 2021 and December 31, 2020, respectively. There were no funds borrowed from the FRB outstanding at June 30, 2021 and December 31, 2020.
Serviced Loans
At June 30, 2021 and December 31, 2020, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $12.1 million and $13.5 million, respectively.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended June 30, 2021
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$25,406	$55,138	$3,350	$13,504	$6,235	$3,576	$3,498	$373	$111,080
Charge-offs	(550)	—	—	(1,838)	—	—	(275)	—	(2,663)
Recoveries	13	4	—	291	17	3	192	—	520
(Release of) provision	(2,273)	(2,383)	96	748	226	9	211	66	(3,300)
Ending balance	$22,596	$52,759	$3,446	$12,705	$6,478	$3,588	$3,626	$439	$105,637

	For the Three Months Ended June 30, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$30,531	$49,227	$4,712	$10,181	$6,228	$3,913	$4,019	$327	$109,138
Charge-offs	(27)	(24)	—	(1,198)	—	—	(15)	—	(1,264)
Recoveries	58	5	—	27	13	8	51	—	162
Provision (release of)	2,667	5,020	104	795	328	(46)	(293)	25	8,600
Ending balance	$33,229	$54,228	$4,816	$9,805	$6,569	$3,875	$3,762	$352	$116,636

	For the Six Months Ended June 30, 2021
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,617	$54,569	$4,553	$13,152	$6,435	$3,744	$3,467	$494	$113,031
Charge-offs	(550)	(234)	—	(3,222)	—	—	(639)	—	(4,645)
Recoveries	22	4	—	656	27	74	348	—	1,131
(Release of) provision	(3,493)	(1,580)	(1,107)	2,119	16	(230)	450	(55)	(3,880)
Ending balance	$22,596	$52,759	$3,446	$12,705	$6,478	$3,588	$3,626	$439	$105,637

	For the Six Months Ended June 30, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,919	$34,730	$3,424	$8,260	$6,380	$4,027	$4,173	$384	$82,297
Charge-offs	(27)	(24)	—	(2,535)	—	(473)	(548)	—	(3,607)
Recoveries	380	6	—	154	73	22	111	—	746
Provision (release of)	11,957	19,516	1,392	3,926	116	299	26	(32)	37,200
Ending balance	$33,229	$54,228	$4,816	$9,805	$6,569	$3,875	$3,762	$352	$116,636

The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	As of June 30, 2021
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses ending balance:
Individually evaluated for impairment	$4,544	$—	$—	$937	$1,624	$263	$—	$—	$7,368
Acquired with deteriorated credit quality	—	249	—	—	293	—	—	—	542
Collectively evaluated for impairment	18,052	52,510	3,446	11,768	4,561	3,325	3,626	439	97,727
Total allowance for loan losses by group	$22,596	$52,759	$3,446	$12,705	$6,478	$3,588	$3,626	$439	$105,637
Loans ending balance:
Individually evaluated for impairment	$20,266	$4,051	$—	$18,179	$25,091	$3,954	$24	$—	$71,565
Acquired with deteriorated credit quality	1,397	249	—	—	2,880	—	—	—	4,526
Collectively evaluated for impairment	1,719,016	3,771,471	237,927	1,321,673	1,429,527	830,984	234,386	—	9,544,984
Total loans by group	$1,740,679	$3,775,771	$237,927	$1,339,852	$1,457,498	$834,938	$234,410	$—	$9,621,075

	As of December 31, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses ending balance:
Individually evaluated for impairment	$4,555	$210	$—	$1,435	$1,565	$289	$—	$—	$8,054
Acquired with deteriorated credit quality	1,283	822	—	—	327	—	—	—	2,432
Collectively evaluated for impairment	20,779	53,537	4,553	11,717	4,543	3,455	3,467	494	102,545
Total allowance for loan losses by group	$26,617	$54,569	$4,553	$13,152	$6,435	$3,744	$3,467	$494	$113,031
Loans ending balance:
Individually evaluated for impairment	$17,343	$4,435	$—	$21,901	$27,056	$4,845	$29	$—	$75,609
Acquired with deteriorated credit quality	3,432	2,749	—	—	3,116	—	—	—	9,297
Collectively evaluated for impairment	1,974,241	3,566,446	305,708	1,317,263	1,340,785	863,425	277,751	—	9,645,619
Total loans by group	$1,995,016	$3,573,630	$305,708	$1,339,164	$1,370,957	$868,270	$277,780	$—	$9,730,525
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
Other consumer: The Company’s policy and underwriting in this category, which is comprised primarily of home improvement and automobile loans, include the following factors, among others: income sources and reliability, credit histories, term of repayment, and collateral value, as applicable. These are typically granted on an unsecured basis, with the exception of airplane and automobile loans.
Credit Quality
Commercial Lending Credit Quality
The Company monitors credit quality indicators and utilizes portfolio scorecards to assess the risk of its commercial portfolio. Specifically, the Company utilizes a 15-point credit risk-rating system to manage risk and identify potential problem loans.
Prior to December 31, 2020, the Company utilized a 12-point credit risk-rating system to manage risk and identify potential problem loans. In the fourth quarter of 2020, the Company realigned its credit risk-rating system, transitioning to a 15-point credit risk-rating system. The Company believes that the expansion from the prior 12-point scale provides more refinement in the pass grade categories; new pass grades are 0-10. There are no changes to non-pass categories, which continue to align with regulatory guidelines and are found in ratings: special mention (11), substandard (12), doubtful (13) and loss (14). The Company believes that increasing granularity of the risk rating system allows for more robust portfolio management and increased precision and effectiveness of credit risk identification.
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
0 Risk Rating - Unrated
Certain segments of the portfolios are not rated. These segments include airplane loans, business banking scored loan products, and other commercial loans managed by exception. Loans within this unrated loan segment are monitored by delinquency status; and for lines of credit greater than $100,000 in exposure, an annual review is conducted. The Company supplements performance data with current business credit scores for the business banking portfolio on a quarterly basis. Unrated commercial and business banking loans are generally restricted to commercial exposure of less than $1 million. Loans included in this category have qualification requirements that include a risk rating of 10 or better at the time of recommendation for unrated status, acceptable management of deposit accounts, and no known negative changes in management, operations or financial performance.
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

The following tables detail the internal risk-rating categories for the Company’s commercial and industrial, commercial real estate, commercial construction and business banking portfolios:

	As of June 30, 2021
Category	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	$434,766	$5,105	$61	$913,151	$1,353,083
Pass	1,201,952	3,492,582	218,073	346,198	5,258,805
Special mention	48,853	127,856	13,703	53,920	244,332
Substandard	39,751	150,177	6,090	25,299	221,317
Doubtful	15,357	51	—	1,284	16,692
Loss	—	—	—	—	—
Total	$1,740,679	$3,775,771	$237,927	$1,339,852	$7,094,229

	As of December 31, 2020
Category	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	$655,346	$6,585	$—	$918,921	$1,580,852
Pass	1,199,522	3,256,697	280,792	336,657	5,073,668
Special mention	78,117	134,562	10,330	57,092	280,101
Substandard	47,525	173,308	14,586	24,788	260,207
Doubtful	14,506	2,478	—	1,706	18,690
Loss	—	—	—	—	—
Total	$1,995,016	$3,573,630	$305,708	$1,339,164	$7,213,518
Paycheck Protection Program (“PPP”) loans are included within the unrated category of the commercial and industrial and business banking portfolios in the tables above. Commercial and industrial PPP loans and business banking PPP loans amounted to $366.1 million and $459.7 million, respectively, at June 30, 2021 and $568.8 million and $457.4 million respectively, at December 31, 2020. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.
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
Asset Quality
In response to the novel coronavirus (“COVID-19”) pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the COVID-19 pandemic. Modifications granted to customers allowed for full payment deferrals (principal and interest) or deferral of only principal payments. The balance of loans which underwent a modification and have not yet resumed payment as of June 30, 2021 and December 31, 2020 was $149.8 million and $332.7 million, respectively. The Company defines a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due. These modifications with active deferrals met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed TDRs (as defined herein). Additionally, loans that are performing in accordance with the contractual terms of the modification are not reflected as being past due and therefore are not impacting non-accrual or delinquency totals as of June 30, 2021 and December 31, 2020. The Company continued to accrue interest on these COVID-19 modified loans and evaluated the deferred interest for collectability as of June 30, 2021 and December 31, 2020.
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
The following is a summary pertaining to the breakdown of the Company’s non-accrual loans:

	As of June 30,	As of December 31,
	2021	2020
	(In thousands)
Commercial and industrial	$14,591	$11,714
Commercial real estate	531	915
Business banking	14,234	17,430
Residential real estate	6,445	6,815
Consumer home equity	3,592	3,602
Other consumer	514	529
Total non-accrual loans	$39,907	$41,005
The following tables show the age analysis of past due loans as of the dates indicated:

	As of June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In thousands)
Commercial and industrial	$—	$267	$647	$914	$1,739,765	$1,740,679	$275
Commercial real estate	1,896	—	1,414	3,310	3,772,461	3,775,771	1,164
Commercial construction	—	—	—	—	237,927	237,927	—
Business banking	4,004	1,902	6,609	12,515	1,327,337	1,339,852	—
Residential real estate	11,706	1,330	4,631	17,667	1,439,831	1,457,498	277
Consumer home equity	610	403	3,408	4,421	830,517	834,938	9
Other consumer	1,074	438	513	2,025	232,385	234,410	—
Total	$19,290	$4,340	$17,222	$40,852	$9,580,223	$9,621,075	$1,725

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing
	(In thousands)
Commercial and industrial	$4	$268	$1,924	$2,196	$1,992,820	$1,995,016	$848
Commercial real estate	—	556	1,545	2,101	3,571,529	3,573,630	1,111
Commercial construction	—	—	—	—	305,708	305,708	—
Business banking	5,279	3,311	10,196	18,786	1,320,378	1,339,164	—
Residential real estate	9,184	2,517	4,904	16,605	1,354,352	1,370,957	279
Consumer home equity	1,806	364	3,035	5,205	863,065	868,270	9
Other consumer	1,978	234	517	2,729	275,051	277,780	—
Total	$18,251	$7,250	$22,121	$47,622	$9,682,903	$9,730,525	$2,247
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
The following tables show the TDR loans on accrual and non-accrual status as of the dates indicated:

	As of June 30, 2021
	TDRs on Accrual Status		TDRs on Non-Accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$5,675	6	$9,607	7	$15,282
Commercial real estate	1	3,520	—	—	1	3,520
Business banking	5	3,945	7	1,507	12	5,452
Residential real estate	135	21,677	26	3,129	161	24,806
Consumer home equity	77	3,494	12	460	89	3,954
Other consumer	2	5	1	19	3	24
Total	221	$38,316	52	$14,722	273	$53,038

	As of December 31, 2020
	TDRs on Accrual Status		TDRs on Non-Accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$5,628	7	$6,819	8	$12,447
Commercial real estate	1	3,521	1	480	2	4,001
Business banking	6	4,471	6	722	12	5,193
Residential real estate	146	23,416	27	3,273	173	26,689
Consumer home equity	91	4,030	12	815	103	4,845
Other consumer	3	29	—	—	3	29
Total	248	$41,095	53	$12,109	301	$53,204
The amount of specific reserve associated with the TDRs was $4.0 million and $3.5 million at June 30, 2021 and December 31, 2020, respectively. There were no additional commitments to lend to borrowers who have been a party to a TDR as of both June 30, 2021 and December 31, 2020.
The following tables show the modifications which occurred during the periods and the change in the recorded investment subsequent to the modifications occurring:

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Business banking	1	$462	$462	1	$462	$462
Residential real estate	—	—	—	1	295	295
Total	1	$462	$462	2	$757	$757
(1)The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Commercial and industrial	1	$141	$141	1	$141	$141
Commercial real estate	1	506	506	1	506	506
Business banking	4	1,165	1,165	4	1,165	1,165
Residential real estate	2	155	155	3	399	399
Consumer home equity	4	113	113	12	527	531
Other consumer	—	—	—	1	24	24
Total	12	$2,080	$2,080	22	$2,762	$2,766
(1)The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.
At June 30, 2021 and December 31, 2020, the outstanding recorded investment of loans that were new TDR loans during the six months ended June 30, 2021 and the year ended December 31, 2020 was $0.8 million and $3.9 million, respectively.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Interest only/principal deferred	$—	$1,305	$—	$1,305
Extended maturity	—	35	—	35
Extended maturity and interest only/principal deferred	—	381	—	427
Court-ordered concession	—	359	295	999
Principal and interest deferred	462	—	462	—
Total	$462	$2,080	$757	$2,766
The following table shows the number of loans and the recorded investment amount of those loans, as of the respective date, that have been modified during the prior 12 months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual:

	For the Six Months Ended June 30,
	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted (1):
Business banking	1	$411	—	$—
Consumer home equity	1	57	1	1,317
Total	2	$468	1	$1,317
(1)This table does not reflect any TDRs which were fully charged off, paid off, or otherwise settled during the period. In addition, there were no TDRs modified during the prior 12 months which subsequently defaulted during the three months ended June 30, 2021 and June 30, 2020.
During the three and six months ended June 30, 2021, no amounts were charged-off on TDRs modified in the prior 12 months. During the three and six months ended June 30, 2020, there were $0 and $0.4 million in charge-offs on TDRs modified in the prior 12 months.
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

The following table summarizes the Company’s impaired loans by loan portfolio as of the dates indicated:

	As of June 30, 2021			As of December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$12,433	$13,752	$—	$9,182	$11,212	$—
Commercial real estate	4,051	4,101	—	3,955	3,974	—
Business banking	4,725	6,079	—	5,250	7,659	—
Residential real estate	13,676	15,186	—	14,730	17,010	—
Consumer home equity	2,105	2,105	—	2,571	2,571	—
Other consumer	24	24	—	29	29	—
Sub-total	37,014	41,247	—	35,717	42,455	—
With an allowance recorded:
Commercial and industrial	7,833	8,209	4,544	8,161	8,432	4,555
Commercial real estate	—	—	—	480	497	210
Business banking	13,454	19,172	937	16,651	21,146	1,435
Residential real estate	11,415	11,415	1,624	12,326	12,326	1,565
Consumer home equity	1,849	1,849	263	2,274	2,274	289
Sub-total	34,551	40,645	7,368	39,892	44,675	8,054
Total	$71,565	$81,892	$7,368	$75,609	$87,130	$8,054
The following tables display information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021		June 30, 2021
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$11,800	$47	$10,849	$92
Commercial real estate	4,057	44	4,116	89
Business banking	4,748	25	4,886	51
Residential real estate	13,942	138	14,311	277
Consumer home equity	2,176	16	2,309	35
Other consumer	24	—	26	—
Sub-total	36,747	270	36,497	544
With an allowance recorded:
Commercial and industrial	7,774	—	7,870	—
Commercial real estate	155	—	405	—
Business banking	14,714	14	15,519	29
Residential real estate	11,638	121	11,927	243
Consumer home equity	1,910	14	2,028	31
Sub-total	36,191	149	37,749	303
Total	$72,938	$419	$74,246	$847

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020		June 30, 2020
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$12,304	$49	$16,592	$119
Commercial real estate	4,401	44	5,946	89
Business banking	2,392	17	2,339	36
Residential real estate	11,678	125	11,728	252
Consumer home equity	3,315	16	3,155	37
Other Consumer	22	—	23	1
Sub-total	34,112	251	39,783	534
With an allowance recorded:
Commercial and industrial	6,545	—	9,138	—
Commercial real estate	510	—	429	—
Commercial construction	93	—	47	—
Business banking	12,955	15	10,869	30
Residential real estate	14,664	169	14,707	343
Consumer home equity	2,706	22	3,087	51
Sub-total	37,473	206	38,277	424
Total	$71,585	$457	$78,060	$958
Purchased Credit Impaired Loans
The following table displays the outstanding and carrying amounts of PCI loans as of the dates indicated:

	June 30,	December 31,
	2021	2020
	(In thousands)
Outstanding balance	$5,000	$9,982
Carrying amount	4,526	9,297
The excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of period	$2,031	$3,346	$2,495	$3,923
Accretion	(416)	(338)	(632)	(760)
Other change in expected cash flows	39	(10)	(209)	(165)
Reclassification from (to) non-accretable difference for loans with improved (deteriorated) cash flows	1,327	(4)	1,327	(4)
Balance at end of period	$2,981	$2,994	$2,981	$2,994

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
Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans. As of both June 30, 2021 and December 31, 2020, the Company held commercial loan participation interests totaling $1.0 billion.
The following table summarizes the Company’s loan participations:

	As of and for the six months ended June 30, 2021				As of and for the year ended December 31, 2020
	Balance	Non-performing Loan Rate (%)	Impaired (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Impaired (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$584,540	1.64%	1.64%	$—	$598,873	1.11%	1.11%	$—
Commercial real estate	358,558	0.00%	0.00%	—	306,202	0.00%	0.00%	—
Commercial construction	85,790	0.00%	0.00%	—	119,600	0.00%	0.00%	—
Business banking	28	0.00%	0.00%	—	34	0.00%	0.00%	15
Total loan participations	$1,028,916	0.93%	0.93%	$—	$1,024,709	0.65%	0.65%	$15

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
As of the dates indicated, the Company had the following related to operating leases:

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Right-of-use assets	$76,678	$81,596
Lease liabilities	$80,653	$85,330
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s consolidated balance sheet.
The following tables are a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In thousands)
Operating lease cost	$3,521	$7,082
Finance lease cost	35	66
Variable lease cost	457	947
Total lease cost	$4,013	$8,095

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In thousands)
Operating lease cost	$3,601	$7,215
Finance lease cost	17	20
Variable lease cost	448	970
Total lease cost	$4,066	$8,205
During the three and six months ended June 30, 2021 the Company made $3.5 million and $7.1 million respectively, in cash payments for operating and finance lease payments. During the three and six months ended June 30, 2020 the Company made $3.5 million and $7.1 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of June 30, 2021	As of December 31, 2020
Weighted-average remaining lease term (in years)	8.15	8.50
Weighted-average discount rate	2.63%	2.65%

6. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization by reporting unit at the dates indicated below:

	As of June 30, 2021
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$298,611	$73,861	$372,472
Balances subject to amortization
Insurance agency	—	7,833	7,833
Core deposits	97	—	97
Total other intangible assets	97	7,833	7,930
Total goodwill and other intangible assets	$298,708	$81,694	$380,402

	As of December 31, 2020
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$298,611	$70,866	$369,477
Balances subject to amortization
Insurance agency	—	6,899	6,899
Core deposits	158	—	158
Total other intangible assets	158	6,899	7,057
Total goodwill and other intangible assets	$298,769	$77,765	$376,534
The Company acquired two insurance agencies during the three months ended June 30, 2021. The aggregate purchase price and goodwill recorded as a result of the acquisitions were not material.

The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The quantitative assessment was most recently performed as of September 30, 2020. During the three months ended December 31, 2020 and the three and six months ended June 30, 2021 there were no events or changes in circumstances not already considered in the Company's annual assessment. The Company considered the economic conditions for the period including the potential impact of the COVID-19 pandemic as it pertains to the goodwill above and determined that there was no indication of impairment related to goodwill as of June 30, 2021 or December 31, 2020.
Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic as it pertains to these intangible assets and determined that there was no indication of impairment related to other intangible assets as of June 30, 2021 or December 31, 2020.
7. Earnings Per Share (“EPS”)
Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the three and six months ended June 30, 2021, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the three and six months ended June 30, 2020 as the Company had no shares outstanding.

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$34,809	$82,472

Average number of common shares outstanding	186,758,154	186,758,154
Less: Average unallocated ESOP shares	(14,584,447)	(14,646,782)
Average number of common shares outstanding used to calculate basic earnings per common share	172,173,707	172,111,372
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	172,173,707	172,111,372
Earnings per common share
Basic and diluted	$0.20	$0.48
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
As of June 30, 2021 and December 31, 2020, the Company had $74.4 million and $59.8 million, respectively, in tax credit investments that were included in other assets in the consolidated balance sheets.

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
The following table presents the Company’s investments in low income housing projects accounted for using the proportional amortization method for the periods indicated:

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Current recorded investment included in other assets	$70,184	$58,504
Commitments to fund qualified affordable housing projects included in recorded investment noted above	41,380	31,487
The following table presents additional information related to the Company's investments in LIHTC projects for the period indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Tax credits and benefits recognized	$1,523	$1,539	$2,987	$3,058
Amortization expense included in income tax expense	1,495	1,261	2,759	2,452
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the consolidated balance sheet and totaled $4.2 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively. There were no outstanding commitments related to these investments as of June 30, 2021. There was $1.7 million in outstanding commitments related to these investments as of December 31, 2020.
9. Employee Benefits
Conversion of Defined Benefit Pension Plan and Benefit Equalization Plan to Cash Balance Plan Design
Effective November 1, 2020, the Qualified Defined Benefit Pension Plan (“Defined Benefit Plan”) and the Non-Qualified Benefit Equalization Plan (“BEP”) sponsored by the Company were amended to convert the plans from a traditional final average earnings plan design to a cash balance plan design. Benefits earned under the final average earnings plan design were frozen at October 31, 2020. Starting November 1, 2020, future benefits are earned under the cash balance plan design. Under the cash balance plan design, hypothetical account balances are established for each participant and pension benefits are generally stated as the lump sum amount in that hypothetical account. Contribution credits equal to a percentage of a participant’s annual compensation (if the participant works at least 1,000 hours during the year) and interest credits equal to the greater of the 30-Year Treasury rate for September preceding the current plan year or 3.5% are added to a participant’s account each year. For employees hired prior to November 1, 2020, annual contribution credits generally increase as the participant remains employed with the Company. Employees hired on and after November 1, 2020 receive annual contribution credits equal to 5% of annual compensation, with no future increases. Notwithstanding the preceding sentence, since a cash balance plan is a defined benefit plan, the annual retirement benefit payable at normal retirement (age 65) is an annuity, which is the actuarial equivalent of the participant’s account balance under the cash balance plan design, plus their frozen benefit under the final average earnings plan design. However, under the Defined Benefit Plan, participants may elect, with the consent of their spouses if they are married, to have the benefits distributed as a lump sum rather than an annuity. The lump sum is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account. Under the BEP, benefits are generally only payable as a lump sum, which is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account.
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
In addition, the Company has an unfunded Benefit Equalization Plan, the aforementioned BEP, to provide retirement benefits to certain employees whose retirement benefits under the qualified pension plan are limited per the Internal Revenue Code. The BEP has a plan year end of October 31.
The Company also has an unfunded Outside Directors’ Retainer Continuance Plan (“ODRCP”) that provides pension benefits to outside directors who retire from service. The ODRCP has a plan year end of December 31. Effective December 31, 2020, the Company closed the ODRCP to new participants and froze benefit accruals for active participants.
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Components of net periodic benefit cost:
Service cost	$7,898	$6,231	$15,794	$12,463
Interest cost	1,267	2,615	2,536	5,232
Expected return on plan assets	(8,141)	(7,425)	(16,283)	(14,850)
Past service cost	(2,945)	6	(5,890)	12
Recognized net actuarial loss	3,538	2,361	7,075	4,721
Net periodic benefit cost	$1,617	$3,788	$3,232	$7,578
Service costs for the Defined Benefit Plan, the BEP, and the DB SERP are recognized within salaries and employee benefits in the statement of income. Service costs for the ODRCP are recognized within professional services in the statement of income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the statement of income. The Company’s non-service cost expenses for the Defined Benefit Plan and the BEP decreased by $3.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and decreased by $7.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This was primarily due to the conversion of the Company's Defined Benefit Plan and BEP from a traditional final average earnings plan design to a cash balance plan design.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2020, and did not make any contributions to the Defined Benefit Plan during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company made contributions to the Defined Benefit Plan of $32.5 million.
Rabbi Trust Variable Interest Entity
The Company established a rabbi trust to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trust is considered a variable interest entity (“VIE”) as the equity investment at risk is insufficient to permit the trust to finance its activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trust as it has the power to direct the activities of the rabbi trust that significantly affect the rabbi trust’s economic performance and it has the obligation to absorb losses of the rabbi trust that could potentially be significant to the rabbi trust by virtue of its contingent call options on the rabbi trust’s assets in the event of the Company’s bankruptcy. As the primary beneficiary of this VIE, the Company consolidates the rabbi trust investments. In general, the rabbi trust investments and any earnings received thereon are accumulated, reinvested and used exclusively for trust purposes. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in other assets in the Company's consolidated balance sheet. Changes in fair value are recorded in noninterest income. At June 30, 2021 and December 31, 2020 the amount of rabbi trust investments at fair value were $98.9 million and $91.7 million, respectively.

Investments in rabbi trust accounts are recorded at fair value within the Company's consolidated balance sheet with changes in fair value recorded through noninterest income. The following table presents the book value, mark-to-market, and fair value of assets held in rabbi trust accounts by asset type:

	As of June 30, 2021			As of December 31, 2020
	Book Value	Mark-to-Market	Fair Value	Book Value	Mark-to-Market	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$5,462	$—	$5,462	$5,157	$—	$5,157
Equities	64,878	20,847	85,725	59,235	19,492	78,727
Fixed income	7,499	214	7,713	7,441	358	7,799
Total assets	$77,839	$21,061	$98,900	$71,833	$19,850	$91,683

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
The following table summarizes the above financial instruments as of the dates indicated:

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Commitments to extend credit	$4,129,771	$3,818,952
Standby letters of credit	61,762	60,221
Forward commitments to sell loans	45,339	41,160
Other Contingencies
The Company has been named a defendant in various legal proceedings arising in the normal course of business. Set out below are descriptions of significant legal matters involving the Company and its subsidiaries. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company’s consolidated financial statements.
In the second quarter of 2021, the Company entered into a preliminary settlement of two purported class action matters concerning overdraft and nonsufficient funds fees. The matters were filed in the Massachusetts Superior Court in November 2019 and April 2021, respectively, and are expected to be consolidated into one matter for final settlement purposes. As of June 30, 2021, the Company estimated the settlement expense, including related costs, to be $3.3 million.
As a member of the Federal Reserve System, the Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston (the “FRBB”). However, in response to the COVID-19 pandemic, the

Federal Reserve temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of either June 30, 2021 or December 31, 2020.
11. Derivative Financial Instruments
The Company uses derivative financial instruments to manage its interest rate risk resulting from the differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers (“customer-related positions”) and risk participation agreements entered into as financial guarantees of performance on customer-related interest rate swap derivatives. Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not the instrument qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.
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
Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company may enter into interest rate swaps in which it pays floating and receives fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate commercial loans. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. As of June 30, 2021 and December 31, 2020, the Company does not have any active interest rate swaps which qualify as cash flow hedges for accounting purposes.
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
The following table presents the pre-tax impact of terminated cash flow hedges on accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2021 and June 30, 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Unrealized gains on terminated hedges included in AOCI – beginning of respective period	$33,199	$—	$41,473	$—
Unrealized gains on terminated hedges arising during the period	—	30,952	—	30,952
Reclassification adjustments for amortization of unrealized (gains) into net income	(8,219)	(373)	(16,493)	(373)
Unrealized gains on terminated hedges included in AOCI – June 30	$24,980	$30,579	$24,980	$30,579

The balance of terminated cash flow hedges in AOCI will be amortized into earnings through January 2023. The Company expects approximately $23.1 million to be reclassified into interest income from other comprehensive income related to the Company’s terminated cash flow hedges in the next 12 months as of June 30, 2021.
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

	June 30, 2021
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	536	$3,406,954
Risk participation agreements	68	277,452
Foreign exchange contracts:
Matched commercial customer book	72	9,467
Foreign currency loan	5	6,886

	December 31, 2020
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	576	$3,652,385
Risk participation agreements	70	287,732
Foreign exchange contracts:
Matched commercial customer book	40	4,242
Foreign currency loan	3	10,798
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet for the periods indicated. There were no derivatives designated as hedging instruments at June 30, 2021 or December 31, 2020.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2021	Fair Value at December 31, 2020	Balance Sheet Location	Fair Value at June 30, 2021	Fair Value at December 31, 2020
	(In thousands)
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$92,980	$141,822	Other liabilities	$28,498	$42,600
Risk participation agreements	Other assets	432	722	Other liabilities	675	1,230
Foreign currency exchange contracts - matched customer book	Other assets	94	90	Other liabilities	89	77
Foreign currency exchange contracts - foreign currency loan	Other assets	48	9	Other liabilities	—	69
Total		$93,554	$142,643		$29,262	$43,976
The table below presents the net effect of the Company’s derivative financial instruments on the consolidated income statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Derivatives designated as hedges:
Gain in OCI on derivatives	$—	$3,455	$—	$47,011
Gain reclassified from OCI into interest income (effective portion)	$8,219	$7,134	$16,493	$10,246
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—	—	—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
(Loss) gain recognized in interest rate swap income	$(1,087)	$(687)	$3,764	$(6,967)
(Loss) gain recognized in interest rate swap income for risk participation agreements	(105)	(80)	264	(381)
(Loss) gain recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	(14)	96	(8)	69
Foreign currency loan	36	(367)	109	30
Total gain (loss) for derivatives not designated as hedges	$(1,170)	$(1,038)	$4,129	$(7,249)
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
Cleared derivative transactions are with CME and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At June 30, 2021 and December 31, 2020, the Company’s exposure to CME for settled variation margin in excess of the customer-related interest rate swap termination values was $0.5 million, and less than $0.1 million, respectively. In addition, at June 30, 2021 and December 31, 2020, the Company had posted initial-margin collateral in the form of a U.S. Treasury note amounting to $49.5 million and $60.4 million, respectively, to CME for these derivatives. The U.S. Treasury note was considered a restricted asset and was included in available for sale securities within the Company's consolidated balance sheets.
At June 30, 2021 and December 31, 2020 the fair value of all customer-related interest rate swap derivatives with credit-risk related contingent features that were in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, totaled $26.1 million and $42.6 million, respectively. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At June 30, 2021 and December 31, 2020, the Company had posted collateral in the form of cash amounting to $35.0 million and $49.2 million, respectively, which was considered to be a restricted asset and was included in other short-term investments within the Company's consolidated balance sheets. If the Company had breached any of these provisions at June 30, 2021 or December 31, 2020, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
12. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of June 30, 2021 and December 31, 2020, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its financial position, as of the dates indicated:

	As of June 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Description				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	92,980	—	92,980	1,057	—	91,923
Risk participation agreements	432	—	432	—	—	432
Foreign currency exchange contracts – matched customer book	94	—	94	—	—	94
Foreign currency exchange contracts – foreign currency loan	48	—	48	—	—	48
	$93,554	$—	$93,554	$1,057	$—	$92,497
Derivative Liabilities
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	28,498	—	28,498	1,057	27,441	—
Risk participation agreements	675	—	675	—	—	675
Foreign currency exchange contracts – matched customer book	89	—	89	—	—	89
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$29,262	$—	$29,262	$1,057	$27,441	$764

	As of December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Description				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	141,822	—	141,822	48	—	141,774
Risk participation agreements	722	—	722	—	—	722
Foreign currency exchange contracts – matched customer book	90	—	90	—	(1)	89
Foreign currency exchange contracts – foreign currency loan	9	—	9	—	—	9
	$142,643	$—	$142,643	$48	$(1)	$142,594
Derivative Liabilities
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	42,600	—	42,600	48	42,552	—
Risk participation agreements	1,230	—	1,230	—	—	1,230
Foreign currency exchange contracts – matched customer book	77	—	77	—	—	77
Foreign currency exchange contracts – foreign currency loan	69	—	69	—	—	69
	$43,976	$—	$43,976	$48	$42,552	$1,376
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
The fair value of U.S. government-sponsored residential and commercial mortgage-backed securities were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $54.5 million at June 30, 2021 and $53.9 million at December 31, 2020. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at June 30, 2021 and December 31, 2020, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$3,478,529	$—	$3,478,529	$—
Government-sponsored commercial mortgage-backed securities	181,795	—	181,795	—
U.S. Agency bonds	841,005	—	841,005	—
U.S. Treasury securities	69,331	69,331	—	—
State and municipal bonds and obligations	278,121	—	278,121	—
Rabbi trust investments	98,900	91,187	7,713	—
Loans held for sale	2,734	—	2,734	—
Interest rate swap contracts
Customer-related positions	92,980	—	92,980	—
Risk participation agreements	432	—	432	—
Foreign currency forward contracts
Matched customer book	94	—	94	—
Foreign currency loan	48	—	48	—
Total	$5,043,969	$160,518	$4,883,451	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$28,498	$—	$28,498	$—
Risk participation agreements	675	—	675	—
Foreign currency forward contracts
Matched customer book	89	—	89	—
Foreign currency loan	—	—	—	—
Total	$29,262	$—	$29,262	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,148,800	$—	$2,148,800	$—
Government-sponsored commercial mortgage-backed securities	17,081	—	17,081	—
U.S. Agency bonds	666,709	—	666,709	—
U.S. Treasury securities	70,369	70,369	—	—
State and municipal bonds and obligations	280,902	—	280,902	—
Rabbi trust investments	91,683	83,884	7,799	—
Loans held for sale	1,140	—	1,140	—
Interest rate swap contracts
Customer-related positions	141,822	—	141,822	—
Risk participation agreements	722	—	722	—
Foreign currency forward contracts
Matched customer book	90	—	90	—
Foreign currency loan	9	—	9	—
Total	$3,419,327	$154,253	$3,265,074	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$42,600	$—	$42,600	$—
Risk participation agreements	1,230	—	1,230	—
Foreign currency forward contracts
Matched customer book	77	—	77	—
Foreign currency loan	69	—	69	—
Total	$43,976	$—	$43,976	$—
There were no transfers to or from Level 1, 2 and 3 during the six months ended June 30, 2021 and year ended December 31, 2020.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2021 or December 31, 2020.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of June 30, 2021 and December 31, 2020.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$13,109	$—	$—	$13,109

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$11,036	$—	$—	11,036
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of June 30, 2021	Fair Value as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Loans, net of allowance for loan losses	$9,485,699	$9,632,348	$—	$—	$9,632,348
FHLB stock	10,601	10,601	—	10,601	—
Bank-owned life insurance	79,634	79,634	—	79,634	—
Liabilities
Deposits	$13,250,433	$13,250,334	$—	$13,250,334	$—
FHLB advances	14,323	14,072	—	14,072	—
Escrow deposits from borrowers	14,119	14,119	—	14,119	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2020	Fair Value as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Loans, net of allowance for loan losses	$9,593,958	$9,779,195	$—	$—	$9,779,195
FHLB stock	8,805	8,805	—	8,805	—
Bank-owned life insurance	78,561	78,561	—	78,561	—
Liabilities
Deposits	$12,155,784	$12,155,843	$—	$12,155,843	$—
FHLB advances	14,624	14,434	—	14,434	—
Escrow deposits from borrowers	13,425	13,425	—	13,425	—
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
14. Revenue from Contracts with Customers
Revenue from contracts with customers within the scope of ASC, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) is recognized when control of goods or services is transferred to the customer, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company measures revenue and timing of recognition by applying the following five steps:
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Insurance commissions	$23,664	$22,697	$51,811	$50,174
Service charges on deposit accounts	5,708	4,364	11,075	10,462
Trust and investment advisory fees	6,074	5,194	11,737	10,289
Debit card processing fees	3,170	2,337	5,919	4,807
Other non-interest income	2,123	1,485	3,915	3,537
Total noninterest income in-scope of ASC 606	40,739	36,077	84,457	79,269
Total noninterest income out-of-scope of ASC 606	4,994	11,580	16,488	1,757
Total noninterest income	$45,733	$47,657	$100,945	$81,026
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
Insurance commissions earned but not yet received amounted to $14.4 million as of June 30, 2021, and $15.8 million as of December 31, 2020, and were included in other assets.
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

Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $0.9 million and $1.0 million as of June 30, 2021 and December 31, 2020 and were included in other assets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both June 30, 2021 and December 31, 2020 and were included in other assets.
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

15. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale	$32,632	$(7,203)	$25,429	$(62,347)	$13,779	$(48,568)
Less: reclassification adjustment for gains included in net income	1	—	1	1,165	(257)	908
Net change in fair value of securities available for sale	32,631	(7,203)	25,428	(63,512)	14,036	(49,476)
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	—	—	—	—	—	—
Less: net cash flow hedge gains reclassified into interest income(1)	8,219	(2,310)	5,909	16,493	(4,636)	11,857
Net change in fair value of cash flow hedges	(8,219)	2,310	(5,909)	(16,493)	4,636	(11,857)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(3,538)	995	(2,543)	(7,075)	1,989	(5,086)
Less: amortization of prior service cost	2,945	(828)	2,117	5,890	(1,656)	4,234
Net change in other comprehensive income for defined benefit postretirement plans	593	(167)	426	1,185	(333)	852
Total other comprehensive income (loss)	$25,005	$(5,060)	$19,945	$(78,820)	$18,339	$(60,481)
(1)Represents amortization of realized gains on terminated cash flow hedges for the three and six months ended June 30, 2021. The total realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $18.0 million, net of tax, at June 30, 2021.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale	$511	$(97)	$414	$34,313	$(7,612)	$26,701
Less: reclassification adjustment for gains included in net income	163	(36)	127	285	(63)	222
Net change in fair value of securities available for sale	348	(61)	287	34,028	(7,549)	26,479
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	3,455	(971)	2,484	47,011	(13,215)	33,796
Less: net cash flow hedge gains reclassified into interest income(1)	7,134	(2,005)	5,129	10,246	(2,880)	7,366
Net change in fair value of cash flow hedges	(3,679)	1,034	(2,645)	36,765	(10,335)	26,430
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(4,721)	1,326	(3,395)	(4,721)	1,326	(3,395)
Less: amortization of prior service cost	(12)	3	(9)	(12)	3	(9)
Net change in other comprehensive income for defined benefit postretirement plans	4,733	(1,329)	3,404	4,733	(1,329)	3,404
Total other comprehensive income	$1,402	$(356)	$1,046	$75,526	$(19,213)	$56,313
(1)Includes amortization of $0.3 million of the remaining balance of realized but unrecognized gains, net of tax, on terminated cash flow hedges for the three and six months ended June 30, 2020. The original realized gain of $22.3 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $22.0 million, net of tax, at June 30, 2020.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2021	$45,672	$29,815	$(21,253)	$54,234
Other comprehensive loss before reclassifications	(48,568)	—	—	(48,568)
Less: Amounts reclassified from accumulated other comprehensive income	908	11,857	(852)	11,913
Net current-period other comprehensive (loss) income	(49,476)	(11,857)	852	(60,481)
Ending Balance: June 30, 2021	$(3,804)	$17,958	$(20,401)	$(6,247)
Beginning Balance: January 1, 2020	$21,798	$15,624	$(81,269)	$(43,847)
Other comprehensive income before reclassifications	26,701	33,796	—	60,497
Less: Amounts reclassified from accumulated other comprehensive income (loss)	222	7,366	(3,404)	4,184
Net current-period other comprehensive income	26,479	26,430	3,404	56,313
Ending Balance: June 30, 2020	$48,277	$42,054	$(77,865)	$12,466

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
Results of operations and selected financial information by segment and reconciliation to the consolidated financial statements as of and for the three months ended June 30, 2021 and 2020, and for the six months ended June 30, 2021 and 2020, was as follows:

	As of and for the three months ended June 30,
	2021				2020
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$104,608	$—	$—	$104,608	$98,755	$—	$—	$98,755
(Release of) provision for loan losses	(3,300)	—	—	(3,300)	8,600	—	—	8,600
Net interest income after provision for loan losses	107,908	—	—	107,908	90,155	—	—	90,155
Noninterest income	21,567	24,166	—	45,733	23,779	23,886	(8)	47,657
Noninterest expense	87,799	20,496	(960)	107,335	81,713	20,084	(1,032)	100,765
Income before provision for income taxes	41,676	3,670	960	46,306	32,221	3,802	1,024	37,047
Income tax provision	10,464	1,033	—	11,497	6,121	1,076	—	7,197
Net income	$31,212	$2,637	$960	$34,809	$26,100	$2,726	$1,024	$29,850
Total assets	$16,905,267	$209,416	$(67,230)	$17,047,453	$13,867,746	$193,320	$(64,543)	$13,996,523
Total liabilities	$13,628,092	$55,969	$(67,230)	$13,616,831	$12,314,286	$53,150	$(64,543)	$12,302,893

	For the six months ended June 30,
	2021				2020
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$204,699	$—	$—	$204,699	$198,901	$—	$—	$198,901
(Release of) provision for loan losses	(3,880)	—	—	(3,880)	37,200	—	—	37,200
Net interest income after provision for loan losses	208,579	—	—	208,579	161,701	—	—	161,701
Noninterest income	48,527	52,450	(32)	100,945	30,647	50,408	(29)	81,026
Noninterest expense	163,074	40,307	(1,997)	201,384	160,178	37,725	(1,966)	195,937
Income before provision for income taxes	94,032	12,143	1,965	108,140	32,170	12,683	1,937	46,790
Income tax provision	22,257	3,411	—	25,668	4,906	3,589	—	8,495
Net income	$71,775	$8,732	$1,965	$82,472	$27,264	$9,094	$1,937	$38,295
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2021, and our results of operations for the three and six months ended June 30, 2021 and 2020. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2020 Form 10-K.

Forward-Looking Statements
When we use the terms “we,” “us,” “our,” and the “Company,” we mean Eastern Bankshares, Inc., a Massachusetts corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
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
•changes in the rate of inflation of prices of goods and services in our market and nationally and changes in expectations regarding future inflation rates;
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
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in Part I, Item 1A of our 2020 Form 10-K, as updated by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (“Q1 Form 10-Q”), and as may be further updated in our filings with the SEC from time to time.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in our 2020 Form 10-K. There have been no material changes in critical accounting policies during the three and six months ended June 30, 2021.
Selected Financial Data
The selected consolidated financial and other data of the Company set forth below should be read in conjunction with more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q.

	As of June 30, 2021	As of December 31, 2020
	(In thousands, except per share data)
Selected Financial Position Data:
Total assets	$17,047,453	$15,964,190
Cash and cash equivalents	1,564,247	2,054,070
Securities available for sale	4,848,781	3,183,861
Loans, net of allowance for loan losses and unamortized premiums, net of unearned discounts and deferred fees	9,485,699	9,593,958
FHLB stock, at cost	10,601	8,805
Goodwill and other intangibles, net	380,402	376,534
Total liabilities	13,616,831	12,536,138
Total deposits	13,250,433	12,155,784
Total borrowings	28,442	28,049
Total shareholders’ equity	3,430,622	3,428,052
Nonperforming loans	41,632	43,252
Nonperforming assets	41,670	43,252
Per Share Data:
Book value	$18.37	$18.36
Tangible book value (1)	$16.33	$16.34
(1)Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” in this Part I, Item 2.

	Six Months Ended June 30,
	2021	2020
	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$206,814	$208,092
Interest expense	2,115	9,191
Net interest income	204,699	198,901
(Release of) provision for loan losses	(3,880)	37,200
Net interest income after provision for loan losses	208,579	161,701
Noninterest income	100,945	81,026
Noninterest expense	201,384	195,937
Income before income taxes	108,140	46,790
Provision for income taxes	25,668	8,495
Net income	$82,472	$38,295
Per Share Data:
Basic earnings per share	$0.48	$—
Diluted earnings per share	$0.48	$—

	As of and for the Six Months Ended June 30,
	2021	2020
Performance Ratios:
Return on average assets (1) (6)	1.00%	0.61%
Return on average equity (2) (6)	4.87%	4.64%
Interest rate spread (FTE) (3) (6)	2.67%	3.38%
Net interest margin (FTE) (4) (6)	2.70%	3.49%
Noninterest expenses to average assets (6)	2.45%	3.11%
Efficiency ratio (5)	65.89%	70.00%
Average interest-earning assets to average interest-bearing liabilities	204.53%	172.86%
Capital Ratios:
Average equity to average assets	20.60%	13.09%
Total capital to risk weighted assets	29.13%	14.00%
Tier 1 capital to risk weighted assets	28.08%	12.77%
Common equity tier 1 capital to risk weighted assets	28.08%	12.77%
Tier 1 capital to average assets	18.66%	9.99%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.10%	1.17%
Allowance for loan losses as a percentage of nonperforming loans	253.74%	210.55%
Net charge-offs to average outstanding loans during the period (6)	0.07%	0.06%
Nonperforming loans as a percentage of total loans	0.43%	0.56%
Nonperforming loans as a percentage of total assets	0.24%	0.40%
Total nonperforming assets as a percentage of total assets	0.24%	0.40%
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
(6)Ratios have been annualized.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $17.0 billion and $16.0 billion at June 30, 2021 and December 31, 2020, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business, which contributed $126.2 million, or 83.9%, of our total income (pre-provision net interest and dividend income and noninterest income) for the three months ended June 30, 2021 and $253.2 million, or 82.8%, of our total income for the six months ended June 30, 2021, and our insurance agency business, which contributed $24.2 million, or 16.1%, of our total income for the three months ended June 30, 2021 and $52.5 million, or 17.2%, of our total income for the six months ended June 30, 2021. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division. Our insurance agency business consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients.
Net income for the three and six months ended June 30, 2021 computed in accordance with GAAP was $34.8 million and $82.5 million, respectively, as compared to $29.9 million and $38.3 million for the three and six months ended

June 30, 2020, respectively, representing an increase of 16.6% and 115.4%, respectively. This increase was largely driven by a decrease in the provision for the allowance for loan losses of $11.9 million and $41.1 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, which is attributable to greater prior period provisions that resulted from the impact of the COVID-19 pandemic on the Bank’s borrowers during such periods, and current period releases of provisions for loans losses of $3.3 million and $3.9 million for the three and six months ended June 30, 2021, respectively. These items are discussed further in the “Results of Operations” section below. Net income for the three and six months ended June 30, 2021 and 2020 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and six months ended June 30, 2021 was $37.1 million and $83.6 million compared to operating net income for the three and six months ended June 30, 2020 of $27.3 million and $38.2 million, respectively, representing a respective increase of 35.9% and increase of 119.2%. These increases were largely driven by the aforementioned change in the provision for the allowance for loan losses. See “Non-GAAP Financial Measures” below for a reconciliation of operating net income to GAAP net income.
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
Lending Activities
We use funds obtained from deposits, as well as funds obtained from the FHLBB advances and federal funds, primarily to originate loans and to invest in securities. Our lending focuses on the following categories of loans:
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of June 30, 2021 and December 31, 2020, we had total commercial and industrial loans of $1.7 billion and $2.0 billion, representing 18.1% and 20.6%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. As of June 30, 2021 and December 31, 2020, our SNC Program portfolio totaled $374.4 million and $425.1 million, or 21.5% and 21.3%, respectively, of our commercial and industrial portfolio, and 42.6% and 46.4%, respectively, of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”). As of June 30, 2021 and December 31, 2020, our ABL Portfolio totaled $141.6 million and $134.5 million, or 8.1% and 6.7%, respectively, of our commercial and industrial portfolio. Our commercial and industrial portfolio also includes a portion of our PPP loans. As of June 30, 2021 and December 31, 2020, the amount of PPP loans included in our commercial and industrial portfolio was $366.1 million and $568.8 million, respectively.
•Commercial real estate: Loans in this category include mortgage loans on commercial real estate, both investment and owner occupied. As of June 30, 2021 and December 31, 2020, we had total commercial real estate loans of $3.8 billion and $3.6 billion, representing 39.4% and 36.8%, respectively, of our total loans. As of June 30, 2021, and December 31, 2020, owner occupied loans totaled $713.5 million and $694.6 million, representing 18.9% and 19.4%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate.

•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of June 30, 2021 and December 31, 2020, we had total commercial construction loans of $237.9 million and $305.7 million, representing 2.5% and 3.1%, respectively, of our total loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1 million and small investment real estate projects with exposures of under $3 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of both June 30, 2021 and December 31, 2020, we had total business banking loans of $1.3 billion representing 14.0% and 13.8% of our total loans for each period end, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $649.3 million and $690.6 million, respectively, as of June 30, 2021, and $675.1 million and $664.1 million, respectively, as of December 31, 2020. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans. We also engage in SBA lending. SBA guarantees reduce our risk of loss when default occurs and are considered a credit enhancement to the loan structure. Our business banking portfolio also includes a portion of our PPP loans which are included in the aforementioned commercial and industrial total. As of June 30, 2021 and December 31, 2020, the amount of PPP loans included in our business banking portfolio was $459.7 million and $457.4 million, respectively.
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of June 30, 2021 and December 31, 2020, we had total residential loans of $1.5 billion and $1.4 billion, respectively, representing 15.2% and 14.1%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and six months ended June 30, 2021, residential real estate mortgage originations were $236.5 million and $496.6 million, respectively, of which $46.1 million and $103.3 million, respectively, were sold on the secondary markets. Comparatively, during the three and six months ended June 30, 2020, residential real estate mortgage originations were $256.9 million and $380.3 million, respectively, of which $130.9 million and $201.4 million, respectively, were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of June 30, 2021 and December 31, 2020, we had total consumer home equity loans of $834.9 million and $868.3 million, representing 8.7% and 8.9%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, and other personal loans. As of June 30, 2021 and December 31, 2020, we had total other consumer loans of $234.4 million and $277.8 million, representing 2.4% and 2.9%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable. Included in this category are $83.7 million and $126.7 million of automobile loans, respectively, at June 30, 2021 and December 31, 2020.

Other Banking Products and Services
In addition to our lending activities, which are the core part of our banking business, we offer other banking products and services primarily related to (i) other commercial banking products, (ii) other consumer deposit products and (iii) wealth management services.
Other Commercial Banking Products
•We offer a variety of deposit, treasury management, electronic banking, interest rate protection and foreign exchange products to our customers. Deposit products include checking products, both interest-bearing and noninterest-bearing, as well as money market deposits, savings deposits and certificates of deposits. Our treasury management products include a variety of cash management and payment products. Our interest rate protection and foreign exchange products include interest rate swaps and currency related transactions. As of June 30, 2021 and December 31, 2020, our total commercial deposits were $5.0 billion and $4.4 billion, respectively. During the three and six months ended June 30, 2021 our commercial noninterest income was $4.1 million and $8.3 million, respectively, compared to $5.0 million and $8.4 million for the three and six months ended June 30, 2020, respectively.
Other Consumer Deposit Products
•We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 86 branches located in eastern Massachusetts and New Hampshire, through our call center in our facility in Lynn, MA and through our online and mobile banking applications.
Wealth Management Services
•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of June 30, 2021 and December 31, 2020, we held $3.0 billion and $2.9 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the consolidated balance sheets included in this Quarterly Report on Form 10-Q. For the three and six months ended June 30, 2021, we had noninterest income of $6.1 million and $11.7 million, respectively, from providing these services compared to $5.2 million and $10.3 million, respectively, for the three and six months ended June 30, 2020.
Insurance Agency Business
Our insurance agency business consists of insurance-related activities such as acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients through our wholly owned agency, Eastern Insurance Group. Our insurance products include commercial property and liability, workers compensation, life, accident and health and automobile insurance. We also offer a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and retirement and executive services. As an agency business, we do not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services is the most significant portion of our noninterest income, representing $23.7 million and $51.8 million, respectively, or 51.7% and 51.3%, respectively of our noninterest income during the three and six months ended June 30, 2021. Comparatively, such income represented $22.7 million and $50.2 million, or 47.6% and 61.9%, respectively, of our noninterest income during the three and six months ended June 30, 2020. Our insurance business operates through 25 non-branch offices located primarily in eastern Massachusetts and had 396 full-time equivalent employees as of June 30, 2021.
Acquisitions
Proposed Acquisition
On April 7, 2021, we entered into a definitive merger agreement with Century Bancorp, Inc. ("Century") under which we will acquire Century for $641.9 million in cash (the “Merger Agreement”). Century is the stock holding company of Century Bank and Trust Company, a Massachusetts-chartered stock bank headquartered in Medford, Massachusetts with $6.4 billion in assets, $5.4 billion in deposits and 27 full-service branches in Massachusetts as of December 31, 2020. Pursuant to the

terms of the Merger Agreement, Century Bank and Trust Company will merge with and into Eastern Bank, our wholly-owned subsidiary, upon completion of the transaction. The transaction is subject to customary closing conditions, including the receipt of regulatory approval and Century shareholder approval. On July 7, 2021, Century held its special meeting of shareholders at which Century's shareholders approved the Merger Agreement. We currently expect the merger to be completed during the fourth quarter of 2021. For additional information about the Merger Agreement and the proposed transaction, please see our Current Report on Form 8-K filed with the SEC on April 8, 2021. See also “Risk Factors” included in Part II, Item 1A of Q1 Form 10-Q.
Other Acquisitions
During the three and six months ended June 30, 2021, Eastern Insurance Group completed two insurance agency acquisitions. The aggregate purchase price and goodwill recorded as a result of the acquisitions were not material.
Outlook and Trends
Century Acquisition
During the three and six months ended June 30, 2021, we incurred and recorded merger and acquisition costs related to the proposed Century acquisition of $3.5 million and $4.1 million, respectively. The following table depicts Century-related merger and acquisition costs broken down by the line item on the consolidated statements of income for the periods indicated in which the costs are included:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

	(In thousands)
Salaries and employee benefits	$2	$2
Data processing	1,084	1,084
Professional services	2,393	2,978
Total	$3,479	$4,064
In addition to the Century-related costs, total merger and acquisition expenses disclosed in our non-GAAP financial measures include costs associated with the aforementioned insurance agency acquisitions completed during the year.
We anticipate incurring additional expenses related to the Century acquisition during the remainder of the year ended December 31, 2021.
Paycheck Protection Program Loans
We are a participating lender in the SBA’s Paycheck Protection Program. We concluded PPP loan originations during the six months ended June 30, 2021 as the SBA announced that PPP funds were exhausted. The vast majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of our Eastern Wealth Management division and Eastern Insurance Group.
•During the six months ended June 30, 2021, we originated approximately 6,600 PPP loans totaling $543.2 million. These loans have a maturity of five years. Fees received from the SBA and direct loan origination costs are being deferred over the five-year loan term. Through June 30, 2021, we had received $28.7 million in fees from the SBA and had deferred $4.0 million in direct loan origination costs related to 2021 originations.
•During the year ended December 31, 2020, we originated approximately 8,900 PPP loans totaling $1.2 billion. The majority of these loans have a maturity of two years. Fees received from the SBA and direct loan origination costs are being deferred over the loan term, which is generally two years. During the year ended December 31, 2020, we received $37.1 million in fees from the SBA and deferred $4.6 million in direct loan origination costs. During the six months ended June 30, 2021, certain 2020 originations were modified and we received a nominal amount of additional fees from the SBA. We anticipate that the vast majority of the remaining 2020 originations will be forgiven during the year ending December 31, 2021.

•Net PPP fee accretion (fee accretion less cost amortization) for all PPP loans for the six months ended June 30, 2021 was $17.6 million.
The following table shows certain data related to PPP originations by period:

	PPP Loans Originated During the		Total
	Six Months Ended June 30, 2021	Year ended December 31, 2020
	(Dollars in thousands)
Number of loans originated	6,628	8,902	15,530
Original balance of loans originated	$543,212	$1,167,137	$1,710,349
Current balance of loans originated in respective periods	540,173	285,611	825,784
Total SBA fees received(1)	28,677	37,224	65,901
SBA fees recognized in interest income related to loans originated in respective periods(2)	2,249	33,650	35,899
Unaccreted SBA fees related to loans originated in respective periods	26,427	3,574	30,001
(1)Total SBA fees received on 2020 originations includes additional fees received from the SBA in 2021 for originations that were modified in 2021.
(2)Reflects life-to-date accretion.
The following table shows certain data related to our remaining PPP loans as of June 30, 2021:

Loan Size	Loan Balance	Number of Loans
	(Dollars in thousands)
$0 to $50 thousand	$110,281	6,454
$50 thousand to $150 thousand	125,647	1,452
$150 thousand to $1 million	338,263	1,020
$1 million to $2 million	112,351	79
$2 million to $5 million	118,961	45
Over $5 million	20,281	3
Total	$825,784	9,053
The following table shows the balance of our PPP loans by industry as of June 30, 2021:

Industry	Loan Balance	Number of Loans
	(Dollars in thousands)
Accommodation & food services	$129,421	880
Construction	114,574	1,205
Health care & social assistance	97,958	783
Professional, scientific & technical services	92,711	1,324
Other services	76,691	1,320
Manufacturing	61,301	338
Administrative & support	56,378	481
Wholesale trade	44,260	234
Retail trade	38,314	814
Transportation & warehousing	28,954	560
Real estate, rental & leasing	27,483	366
All other	57,739	748
Total	$825,784	9,053
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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) expenses indirectly associated with our initial public offering (“IPO”), (vii) other real estate owned (“OREO”) gains, (viii) merger and acquisition expenses, (ix) the stock donation to the Eastern Bank Charitable Foundation (now known as the Eastern Bank Foundation, or the “Foundation”) in connection with our mutual-to-stock conversion and IPO, and (x) settlement of putative consumer class action litigation matters related to overdraft and non-sufficient funds fees, and associated settlement expenses. There were no OREO gains or stock donations to the Foundation during the periods presented in this Quarterly Report on Form 10-Q.
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
The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net income (GAAP)	$34,809	$29,850	$82,472	$38,295
Non-GAAP adjustments:
Add:
Noninterest income components:
Income from investments held in rabbi trusts	(4,216)	(7,745)	(6,062)	(1,002)
Gains on sales of securities available for sale, net	(1)	(163)	(1,165)	(285)
(Gains) losses on sale of other assets	(29)	27	(47)	(2)
Noninterest expense components:
Rabbi trust employee benefit expenses	2,063	3,985	3,049	506
Impairment reversal on tax credit investments	(1,419)	—	(1,419)	—
Indirect IPO costs (1)	—	380	—	650
Merger and acquisition expenses	3,479	—	4,068	—
Settlement and expenses for putative consumer class action matters	3,325	—	3,325	—
Total impact of non-GAAP adjustments	3,202	(3,516)	1,749	(133)
Less net tax benefit (expense) associated with non-GAAP adjustment (2)	914	(967)	587	3
Non-GAAP adjustments, net of tax	$2,288	$(2,549)	$1,162	$(136)
Operating net income (non-GAAP)	$37,097	$27,301	$83,634	$38,159

Weighted average common shares outstanding during the period:
Basic	172,173,707	n.a	172,111,372	n.a
Diluted	172,173,707	n.a	172,111,372	n.a

Earnings per share, basic	$0.20	n.a	$0.48	n.a
Earnings per share, diluted	$0.20	n.a	$0.48	n.a

Operating earnings per share, basic (non-GAAP)	$0.22	n.a	$0.49	n.a
Operating earnings per share, diluted (non-GAAP)	$0.22	n.a	$0.49	n.a
(1)Reflects costs associated with the IPO that are indirectly related to the IPO and were not recorded as a reduction of capital.
(2)The net tax (expense) benefit associated with these items is determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income.
The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income, noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net interest income (GAAP)	$104,608	$98,755	$204,699	$198,901
Add:
Tax-equivalent adjustment (non-GAAP)	1,269	1,378	2,566	2,746
Fully-taxable equivalent net interest income (non-GAAP)	105,877	100,133	207,265	201,647
Noninterest income (GAAP)	45,733	47,657	100,945	81,026
Less:
Income from investments held in rabbi trusts	4,216	7,745	6,062	1,002
Gains on sales of securities available for sale, net	1	163	1,165	285
Gains (losses) on sales of other assets	29	(27)	47	2
Noninterest income on an operating basis (non-GAAP)	41,487	39,776	93,671	79,737
Noninterest expense (GAAP)	$107,335	$100,765	$201,384	$195,937
Less:
Rabbi trust benefit expense	2,063	3,985	3,049	506
Impairment reversal on tax credit investments	(1,419)	—	(1,419)	—
Indirect IPO costs (1)	—	380	—	650
Merger and acquisition expenses	3,479	—	4,068	—
Settlement and expenses for putative consumer class action matters	3,325	—	3,325	—
Noninterest expense on an operating basis (non- GAAP)	$99,887	$96,400	$192,361	$194,781
Total revenue (GAAP)	$150,341	$146,412	$305,644	$279,927
Total operating revenue (non-GAAP)	$147,364	$139,909	$300,936	$281,384
Ratios:
Efficiency ratio (GAAP)	71.39%	68.82%	65.89%	70.00%
Operating efficiency ratio (non-GAAP)	67.78%	68.90%	63.92%	69.22%
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

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of June 30,	As of December 31,
	2021	2020
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$3,430,622	$3,428,052
Less: Goodwill and other intangibles	380,402	376,534
Tangible shareholders’ equity (non-GAAP)	3,050,220	3,051,518
Tangible assets:
Total assets (GAAP)	17,047,453	15,964,190
Less: Goodwill and other intangibles	380,402	376,534
Tangible assets (Non-GAAP)	$16,667,051	$15,587,656
Shareholders’ equity to assets ratio (GAAP)	20.1%	21.5%
Tangible shareholders’ equity to tangible assets ratio (Non-GAAP)	18.3%	19.6%
Book value per share:
Common shares issued and outstanding	186,758,154	186,758,154
Book value per share (GAAP)	$18.37	$18.36
Tangible book value per share (non-GAAP)	$16.33	$16.34
Financial Position
Summary of Financial Position

	As of June 30, 2021	As of December 31, 2020	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$1,564,247	$2,054,070	$(489,823)	(23.8)%
Securities available for sale	4,848,781	3,183,861	1,664,920	52.3%
Loans, net of allowance for loan losses	9,485,699	9,593,958	(108,259)	(1.1)%
Federal Home Loan Bank Stock	10,601	8,805	1,796	20.4%
Goodwill and other intangible assets	380,402	376,534	3,868	1.0%
Deposits	13,250,433	12,155,784	1,094,649	9.0%
Borrowed funds	28,442	28,049	393	1.4%
Cash and cash equivalents
Total cash and cash equivalents decreased by $0.5 billion, or 23.8%, to $1.6 billion at June 30, 2021 from $2.1 billion at December 31, 2020. This decrease was primarily due to available for sale security purchases partially offset by an increase in total customer deposits.
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
U.S. government securities: At June 30, 2021 and December 31, 2020, our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$3,478,529	$2,148,800
Government-sponsored commercial mortgage-backed securities	181,795	17,081
U.S. Agency bonds	841,005	666,709
U.S. Treasury securities	69,331	70,369
State and municipal bonds and obligations	278,121	280,902
Total	$4,848,781	$3,183,861
Our securities portfolio has increased year-to-date. Available for sale securities increased $1.7 billion, or 52.3%, to $4.8 billion at June 30, 2021 from $3.2 billion at December 31, 2020. This increase is due to investment purchases during the six months ended June 30, 2021. Partially offsetting the increase in the securities portfolio from December 31, 2020 to June 30, 2021 was the reduction in the unrealized gain on the securities. At June 30, 2021 the unrealized loss was $4.8 million compared to an unrealized gain of $58.7 million at December 31, 2020, representing a $63.5 million decrease.
We did not have trading or held-to-maturity investments at June 30, 2021 or December 31, 2020.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $278.1 million at June 30, 2021 compared to $280.9 million at December 31, 2020.
Our available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both June 30, 2021 and December 31, 2020, we had no securities categorized as Level 3 within the fair value hierarchy.
Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

The following tables show contractual maturities of our available for sale securities and weighted average yields at and for the periods ended June 30, 2021 and December 31, 2020. Weighted average yields in the table below have been calculated based on the amortized cost of the security:
Securities Portfolio, Amounts Maturing

	Securities Maturing as of June 30, 2021
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
	(In thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$19,323	$597,546	$2,861,660	$3,478,529
Government-sponsored commercial mortgage-backed securities	—	23,781	158,014	—	181,795
U.S. Agency bonds	—	196,383	644,622	—	841,005
U.S. Treasury securities	10,071	59,260	—	—	69,331
State and municipal bonds and obligations	486	29,781	76,046	171,808	278,121
Total	$10,557	$328,528	$1,476,228	$3,033,468	$4,848,781
Weighted-average yield	0.50%	0.87%	1.01%	1.54%	1.33%

	Securities Maturing as of December 31, 2020
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
	(In thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$48,925	$100,278	$1,999,597	$2,148,800
Government-sponsored commercial mortgage-backed securities	—	—	17,081	—	17,081
U.S. Agency bonds	—	99,834	566,875	—	666,709
U.S. Treasury securities	50,251	20,118	—	—	70,369
State and municipal bonds and obligations	408	21,431	79,635	179,428	280,902
Total	$50,659	$190,308	$763,869	$2,179,025	$3,183,861
Weighted-average yield	2.05%	1.34%	1.15%	1.50%	1.41%
The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Net unrealized (losses) gains on available for sale securities as of June 30, 2021 and December 31, 2020 totaled $(4.8) million and $58.7 million, respectively. The change from December 31, 2020 to June 30, 2021 is primarily driven by a steepening yield curve.
Loans
We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans decreased $109.5 million, or 1.1%, to $9.6 billion at June 30, 2021 from $9.7 billion at December 31, 2020. The decrease as of June 30, 2021 was primarily due to a decrease in our PPP loan balances within the C&I portfolio, as further noted below.
•The $254.3 million decrease in our commercial and industrial portfolio was primarily a result of a decrease of $202.7 million in PPP loan balances during the six months ended June 30, 2021.
•The $202.1 million increase in our commercial real estate loans from December 31, 2020 to June 30, 2021 was primarily a result of an increase of $176.2 million of commercial real estate investment loan balances, which represents loans secured by commercial real estate that are non-owner-occupied, during the six months ended June 30, 2021.
•The $9.8 million increase in our retail portfolio was primarily a result of an increase of $86.5 million in residential real estate loans during the six months ended June 30, 2021 which was partially offset by a decrease in our other consumer and consumer home equity portfolios of $43.4 million and $33.3 million, respectively.
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Commercial and industrial	$1,740,679	$1,995,016
Commercial real estate	3,775,771	3,573,630
Commercial construction	237,927	305,708
Business banking	1,339,852	1,339,164
Residential real estate	1,457,498	1,370,957
Consumer home equity	834,938	868,270
Other consumer	234,410	277,780
Total loans	9,621,075	9,730,525
Less:
Allowance for loan losses	(105,637)	(113,031)
Unamortized premiums, net of unearned discounts and deferred fees	(29,739)	(23,536)
Total loans receivable, net	$9,485,699	$9,593,958
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and is concentrated in the New England geographical area, with 90.7% of our loans in Massachusetts and New Hampshire as of June 30, 2021.
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
Special mention, substandard and doubtful loans totaled 6.8% and 7.7% of total commercial loans outstanding at June 30, 2021 and December 31, 2020, respectively. This decrease was driven by risk rating upgrades in the construction and commercial and industrial portfolios.

Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio decreased to 0.42% at June 30, 2021 from 0.49% at December 31, 2020.
The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of (1)
	June 30, 2021	December 31, 2020
Portfolio
Commercial and industrial	0.05%	0.11%
Commercial real estate	0.09%	0.06%
Commercial construction	—%	—%
Business banking	0.93%	1.40%
Residential real estate	1.21%	1.21%
Consumer home equity	0.53%	0.60%
Other consumer	0.86%	0.98%
Total	0.42%	0.49%
(1)In the calculation of the delinquency rate as of June 30, 2021 and December 31, 2020, the total amount of loans outstanding includes $0.8 billion and $1.0 billion, respectively, of PPP loans.
The following table provides details regarding the age analysis of past due loans as of the dates indicated:
Age Analysis of Past Due Loans

	As of June 30, 2021			As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Commercial and industrial	$—	$267	$647	$4	$268	$1,924
Commercial real estate	1,896	—	1,414	—	556	1,545
Commercial construction	—	—	—	—	—	—
Business banking	4,004	1,902	6,609	5,279	3,311	10,196
Residential real estate	11,706	1,330	4,631	9,184	2,517	4,904
Consumer home equity	610	403	3,408	1,806	364	3,035
Other Consumer	1,074	438	513	1,978	234	517
Total	$19,290	$4,340	$17,222	$18,251	$7,250	$22,121
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
Nonperforming assets (“NPAs”) are comprised of nonperforming loans (“NPLs”), OREO and nonperforming securities. NPLs consist of non-accrual loans and loans that are more than 90 days past due but still accruing interest. OREO consists of real estate properties, which primarily serve as collateral to secure our loans, that we control due to foreclosure or acceptance of a deed in lieu of foreclosure.

The following table sets forth information regarding NPAs held as of the dates indicated:
Nonperforming Assets

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Non-accrual loans:
Commercial	$29,356	$30,059
Residential	6,445	6,815
Consumer	4,106	4,131
Total non-accrual loans	39,907	41,005
Accruing loans past due 90 days or more:
Commercial	1,439	1,959
Residential	277	279
Consumer	9	9
Total accruing loans past due 90 days or more	1,725	2,247
Total nonperforming loans	41,632	43,252
Total real estate owned	38	—
Other nonperforming assets:	—	—
Total nonperforming assets	$41,670	$43,252
Total accruing troubled debt restructured loans	$38,316	$41,095
Total nonperforming loans to total loans	0.43%	0.45%
Total nonperforming assets to total assets	0.24%	0.27%
NPLs decreased $1.6 million, or 3.7%, to $41.6 million at June 30, 2021 from $43.3 million at December 31, 2020. NPLs as a percentage of total loans decreased to 0.43% at June 30, 2021 from 0.45% at December 31, 2020 primarily due to a decrease in business banking, commercial real estate, and residential real estate non-accrual loans.
Non-accrual loans decreased $1.1 million, or 2.7%, to $39.9 million at June 30, 2021 from $41.0 million at December 31, 2020, primarily due to a decrease in non-accrual loans in our business banking portfolio, partially offset by an increase in non-accrual loans in our commercial and industrial portfolio.
The total amount of interest recorded on NPLs was $0.2 million for the six months ended June 30, 2021. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $1.5 million for the six months ended June 30, 2021. The total amount of interest recorded on NPLs was $0.3 million for the six months ended June 30, 2020. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.0 million for the six months ended June 30, 2020.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. We review each loan that is modified to identify whether a TDR has occurred. TDRs involve situations in which, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. As noted previously, loan modifications made in response to the COVID-19 pandemic met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed TDRs.
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
TDR loans modified during the six months ended June 30, 2021 and 2020 were $0.8 million (post modification balance) and $2.8 million, respectively. The overall decrease in TDR loans modified during the aforementioned periods consisted of a decrease of $1.4 million in commercial loan TDR modifications and a decrease of $0.7 million in consumer loan

TDR modifications. Two loans totaling $0.5 million were modified during the preceding 12 months, which subsequently defaulted during the six months ended June 30, 2021. One loan totaling $1.3 million was modified during the 12 months ended June 30, 2020, which subsequently defaulted during six months ended June 30, 2020.
It is our policy to have any restructured loans, which are on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
PCI loans are loans we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. The carrying value and prospective income recognition of PCI loans are predicated on future cash flows expected to be collected. As of June 30, 2021 and December 31, 2020 the carrying amount of PCI loans was $4.5 million and $9.3 million, respectively.
The following table provides additional details related to our loan portfolio and the distribution of NPLs as of the dates indicated:
Distribution of Nonperforming Loans

	As of June 30, 2021
	Gross Loans Outstanding (1)	90+ Days Past Due Still Accruing	Non-accruing Loans	NPLs	NPLs as a % of Outstanding	Accruing Troubled Debt Restructured Loans
	(In thousands)
Loans:
Commercial	$7,094,229	$1,439	$29,356	$30,795	0.43%	$13,140
Residential	1,457,498	277	6,445	6,722	0.46%	21,677
Consumer	1,069,348	9	4,106	4,115	0.38%	3,499
Total	$9,621,075	$1,725	$39,907	$41,632	0.43%	$38,316
(1) Total gross loans outstanding includes $0.8 billion of PPP loans.

	As of December 31, 2020
	Gross Loans Outstanding (1)	90+ Days Past Due Still Accruing	Non-accruing Loans	NPLs	NPLs as a % of Outstanding	Accruing Troubled Debt Restructured Loans
	(In thousands)
Loans:
Commercial	$7,213,518	$1,959	$30,059	$32,018	0.44%	$13,620
Residential	1,370,957	279	6,815	7,094	0.52%	23,416
Consumer	1,146,050	9	4,131	4,140	0.36%	4,059
Total	$9,730,525	$2,247	$41,005	$43,252	0.45%	$41,095
(1) Total gross loans outstanding includes $1.0 billion of PPP loans.

In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. In response to the COVID-19 pandemic, we reviewed all of our credit exposures in industries that were expected to experience significant problems due to the pandemic and resulting economic contraction. As part of that review, we downgraded our hotel loans, restaurant loans and other loans that we expected to have associated challenges as a result of the economic impact of the COVID-19 pandemic. These loans were neither delinquent nor on non-accrual status. At June 30, 2021 and December 31, 2020, our potential problem loans (including these COVID-19-related loans), or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 days or more past due categories, totaled $492.1 million and $563.3 million, respectively.
COVID-19 Modifications. In light of the COVID-19 pandemic, we implemented loan modification programs for our borrowers that allowed for either full payment deferrals (both interest and principal) or deferral of principal only. These modifications met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed TDRs. We have deemed these modified loans “COVID-19 modifications.”
The Appropriations Act, which was enacted on December 27, 2020, extends certain expiring tax provisions related to the COVID-19 pandemic in the United States and provides additional emergency relief to individuals and businesses. Included within the provisions of the Appropriations Act is the extension of Section 4013 of the CARES Act to January 1, 2022. As such, we intend to apply CARES Act TDR relief to any qualifying loan modifications executed during the allowable time period.
The following table presents the balance of loans that received a COVID-19 modification and have not yet resumed repayment as of June 30, 2021 and December 31, 2020:

	Remaining COVID-19 Modifications as of June 30, 2021 (1)		Remaining COVID-19 Modifications as of December 31, 2020 (1)
	Balance	% of Total Portfolio	Balance	% of Total Portfolio
	(Dollars in thousands)
Portfolio
Commercial and industrial	$18,850	1.1%	$34,076	1.7%
Commercial real estate	113,301	3.0%	231,794	6.5%
Commercial construction	—	—%	10,987	3.6%
Business banking	2,102	0.2%	23,434	1.7%
Residential real estate	13,428	0.9%	26,772	2.0%
Consumer home equity	1,124	0.1%	3,432	0.4%
Other consumer	999	0.4%	2,187	0.8%
Total	$149,805	1.6%	$332,682	3.4%
(1)Remaining COVID-19 modifications reflect only those loans which underwent a modification and have not yet resumed repayment. We define a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due.
High Risk Industries. As of the date of this Quarterly Report on Form 10-Q, we are unable to reasonably estimate the aggregate amount of loans that will likely become delinquent after the respective deferral period. As of June 30, 2021, we believe loans to our borrowers in retail, restaurant, and hotel industry categories represent those which have experienced and will likely continue to experience the most adverse effects of the COVID-19 pandemic. As of June 30, 2021, the aggregate outstanding loan balance of loans to our borrowers in retail, restaurant, and hotel industry categories was $477.5 million, $191.2 million and $169.6 million, respectively, representing 5.0%, 2.0% and 1.8% of total loans, respectively. As of June 30, 2021, the percentage of loans to our borrowers in retail, restaurant, and hotel industry categories that we modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020 were 0.9%, 9.9% and 52.6%, respectively.
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
•corporate goals and objectives;
•expertise of our lending staff;
•lending policy and practices; and
•current and forecasted banking industry conditions, as well as the regulatory environment.
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
The allowance for loan losses decreased by $7.4 million, or 6.5%, to $105.6 million, or 1.10% of total loans, at June 30, 2021 from $113.0 million, or 1.16% of total loans at December 31, 2020. The decrease in the allowance for loan losses was primarily a result of improved macroeconomic conditions and risk rating upgrades in the commercial portfolios during the period. The economic environment during the three and six months ended June 30, 2021 was assisted by government stimulus, the impacts of loan deferral programs, reductions in unemployment and reductions in COVID-19 related restrictions. These, along with other factors, resulted in a release of provisions for loan losses of $3.3 million and $3.9 million for the three and six months ended June 30, 2021 in comparison to provisions for loan losses of $8.6 million and $37.2 million for the three and six months ended June 30, 2020.
The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Summary of Changes in the Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Average total loans	$9,796,701	$9,875,110	$9,806,688	$9,445,666
Allowance for loan losses, beginning of the period	$111,080	$109,138	$113,031	$82,297
Charged-off loans:
Commercial and industrial	550	27	550	27
Commercial real estate	—	24	234	24
Commercial construction	—	—	—	—
Business banking	1,838	1,198	3,222	2,535
Residential real estate	—	—	—	—
Consumer home equity	—	—	—	473
Other consumer	275	15	639	548
Total charged-off loans	2,663	1,264	4,645	3,607
Recoveries on loans previously charged-off:
Commercial and industrial	13	58	22	380
Commercial real estate	4	5	4	6
Commercial construction	—	—	—	—
Business banking	291	27	656	154
Residential real estate	17	13	27	73
Consumer home equity	3	8	74	22
Other consumer	192	51	348	111
Total recoveries	520	162	1,131	746
Net loans charged-off (recoveries):
Commercial and industrial	537	(31)	528	(353)
Commercial real estate	(4)	19	230	18
Commercial construction	—	—	—	—
Business banking	1,547	1,171	2,566	2,381
Residential real estate	(17)	(13)	(27)	(73)
Consumer home equity	(3)	(8)	(74)	451
Other consumer	83	(36)	291	437
Total net loans charged-off	2,143	1,102	3,514	2,861
(Release of) provision for loan losses	(3,300)	8,600	(3,880)	37,200
Total allowance for loan losses, end of period	$105,637	$116,636	$105,637	$116,636
Net charge-offs to average total loans outstanding during this period	0.02%	0.01%	0.04%	0.03%
Allowance for loan losses as a percent of total loans	1.10%	1.20%	1.10%	1.20%
Allowance for loan losses as a percent of nonperforming loans	253.74%	210.55%	253.74%	210.55%

The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:

Summary of Allocation of Allowance for Loan Losses

	As of June 30, 2021			As of December 31, 2020
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$22,596	21.39%	18.09%	$26,617	23.54%	20.51%
Commercial real estate	52,759	49.95%	39.24%	54,569	48.28%	36.73%
Commercial construction	3,446	3.26%	2.47%	4,553	4.03%	3.14%
Business banking (1)	12,705	12.03%	13.93%	13,152	11.64%	13.76%
Residential real estate	6,478	6.13%	15.15%	6,435	5.69%	14.09%
Consumer home equity	3,588	3.40%	8.68%	3,744	3.31%	8.92%
Other consumer	3,626	3.43%	2.44%	3,467	3.07%	2.85%
Other	439	0.41%	—%	494	0.44%	—%
Total	$105,637	100.00%	100.00%	$113,031	100.00%	100.00%
(1)PPP loans are included within these portfolios as of June 30, 2021 and December 31, 2020; however, as of June 30, 2021 and December 31, 2020 no allowance for loan losses was recorded on these loans due to the SBA guarantee of 100% of the loans
To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, liquidation of the collateral and the strength of co-makers or guarantors. When available information confirms that specific loans or portions thereof are uncollectible, these amounts are promptly charged-off against the allowance for loan losses and any recoveries of such previously charged-off amounts are credited to the allowance for loan losses.
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
We held an investment in the FHLBB of $10.6 million and $8.8 million at June 30, 2021 and December 31, 2020, respectively.
Goodwill and other intangible assets
Goodwill and other intangible assets were $380.4 million and $376.5 million at June 30, 2021 and December 31, 2020, respectively. The increase in goodwill and other intangibles assets was due to the purchase of two insurance agencies during the six months ended June 30, 2021. We did not record any impairment to our goodwill or other intangible assets during the six months ended June 30, 2021. We will continue to assess our goodwill and other intangible assets to determine if impairments are necessary as it relates to the COVID-19 pandemic.

Deposits and other interest-bearing liabilities
Deposits originating within the markets we serve continue to be our primary source of funding our earning assets. We have been able to compete effectively for deposits in our primary market areas. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in our assessment of the stability of our fund sources and our access to additional funds. Furthermore, we shift the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize net interest margin. We do not rely upon, and in recent years have not obtained, deposit funding through brokered deposits.
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of June 30, 2021	As of December 31, 2020	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$5,399,297	$4,910,794	$488,503	9.9%
Interest checking	2,656,610	2,380,497	276,113	11.6%
Savings	1,403,472	1,256,736	146,736	11.7%
Money market investments	3,544,897	3,348,898	195,999	5.9%
Certificate of deposits	246,157	258,859	(12,702)	(4.9)%
Total deposits	$13,250,433	$12,155,784	$1,094,649	9.0%
Deposits increased by $1.1 billion, or 9.0%, to $13.3 billion at June 30, 2021 from $12.2 billion at December 31, 2020. This increase was primarily the result of an increase in demand deposits of $488.5 billion, an increase in interest checking deposits of $276.1 million and an increase in money market deposits of $196.0 million. These increases reflect strong deposit flows, in part due to government stimulus.
The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Six Months Ended June 30, 2021		For the Year Ended December 31, 2020
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,241,134	—%	$4,535,066	—%
Interest checking	2,466,860	0.04%	2,227,185	0.09%
Savings	1,343,133	0.02%	1,123,584	0.02%
Money market investments	3,482,002	0.07%	3,212,752	0.23%
Certificate of deposits	248,946	0.18%	300,381	0.52%
Total deposits	$12,782,075	0.03%	$11,398,968	0.10%
Other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, as of the dates indicated had maturities as follows:

	As of June 30, 2021	As of December 31, 2020
Maturing in	(In thousands)
Three months or less	$58,098	$49,740
Over three months through six months	26,877	24,608
Over six months through 12 months	16,083	31,009
Over 12 months	9,626	9,956
Total	$110,684	$115,313

Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings increased by $0.4 million, or 1.4%, to $28.4 million at June 30, 2021 compared to $28.0 million at December 31, 2020. The increase was primarily due to an increase in escrow deposits of our borrowers.
The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of June 30, 2021	As of December 31, 2020	Amount ($)	Percentage (%)
	(In thousands)
FHLB advances	$14,323	$14,624	$(301)	(2.1)%
Escrow deposits of borrowers	14,119	13,425	694	5.2%
Total	$28,442	$28,049	$393	1.4%
Results of Operations
Summary of Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2021	2020	Amount ($)	Percentage	2021	2020	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$105,681	$101,933	3,748	3.7%	$206,814	208,092	$(1,278)	(0.6)%
Interest expense	1,073	3,178	(2,105)	(66.2)%	2,115	9,191	(7,076)	(77.0)%
Net interest income	104,608	98,755	5,853	5.9%	204,699	198,901	5,798	2.9%
Provision for loan losses	(3,300)	8,600	(11,900)	(138.4)%	(3,880)	37,200	(41,080)	(110.4)%
Noninterest income	45,733	47,657	(1,924)	(4.0)%	100,945	81,026	19,919	24.6%
Noninterest expense	107,335	100,765	6,570	6.5%	201,384	195,937	5,447	2.8%
Income tax expense	11,497	7,197	4,300	59.7%	25,668	8,495	17,173	202.2%
Net income	34,809	29,850	4,959	16.6%	82,472	38,295	44,177	115.4%
Comparison of the three and six months ended June 30, 2021 and 2020
Interest and Dividend Income
Interest and dividend income increased by $3.7 million, or 3.7%, to $105.7 million during the three months ended June 30, 2021 from $101.9 million during the three months ended June 30, 2020. The increase was primarily a result of an increase in the average balance of securities partially offset by a decrease in the yield on such securities.
•Interest income on securities and federal funds sold and other short-term investments increased $5.0 million, or 50.6%, to $14.7 million during the three months ended June 30, 2021 from $9.8 million during the three months ended June 30, 2020. The increase in interest income on our securities was primarily due to an increase in the average balance of such securities of $3.4 billion, or 129.0%, to $6.0 billion for the three months ended June 30, 2021 from $2.6 billion for the three months ended June 30, 2020 which was partially offset by a decrease in the yield on such securities.
•Interest income on loans decreased $1.2 million, or 1.3%, to $90.9 million during the three months ended June 30, 2021 from $92.1 million during the three months ended June 30, 2020. The decrease in interest income on our loans was primarily due to the decrease in yield on average loans which was driven by the downward adjustment of the interest rates on our existing adjustable-rate loans as a result of lower interest rates. The decrease in loan yields was partially offset by an increase in net accretion of PPP loan deferred fees and costs of $5.2 million, or 126.8%, to $9.3 million during the three months ended June 30, 2021 from $4.1 million during three months ended June 30, 2020.
Interest and dividend income decreased by $1.3 million, or 0.6%, to $206.8 million during the six months ended June 30, 2021 from $208.1 million during the six months ended June 30, 2020. This decrease was a result of lower interest income on our loans as the yield on average interest-earning assets on an FTE basis decreased 92 basis points to 2.7% during the six months ended June 30, 2021, partially offset by accretion of deferred fees related to our PPP loans. Our average interest-earning assets increased by $3.9 billion, or 33.2%, to $15.5 billion as of June 30, 2021 compared to $11.6 billion as of June 30, 2020, primarily reflecting the investment of the proceeds from our October 2020 IPO. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans or securities are calculated and added to the yield. This presentation allows for better comparability between institutions with different tax structures.
•Interest income on loans decreased by $8.1 million, or 4.3%, to $179.6 million during the six months ended June 30, 2021 from $187.7 million during the six months ended June 30, 2020. The decrease in interest income on our loans was primarily due to the decrease in the yield on average loans which was driven by the downward adjustment of the interest rates on our existing adjustable-rate loans as a result of lower interest rates. The average balance of loans increased primarily due to PPP loan originations, partially offsetting the decline in interest rates. The FTE yield on average loans decreased 30 basis points to 3.7% during the six months ended June 30, 2021. The average balance of our loans increased by $361.0 million, or 3.8%, to $9.8 billion as of June 30, 2021 compared to $9.4 billion as of June 30, 2020.
•Partially offsetting the negative impact of the downward adjustment of the interest rates on our existing adjustable-rate loans was the recognition of net PPP loan fee accretion. During the six months ended June 30, 2021, we recognized $17.6 million in net PPP loan fee accretion. We began originating PPP loans in the second quarter of 2020 and recognized $4.1 million in net PPP loan fee accretion during the six months ended June 30, 2020.
•Interest income on securities and federal funds sold and other short-term investments increased $6.8 million, or 33.5%, to $27.2 million for the six months ended June 30, 2021 compared to $20.4 million for the six months ended June 30, 2020. The increase in interest income on securities was due to a larger average security balance driven by security purchases between June 30, 2021 and June 30, 2020, partially offset by lower overall market rates. The FTE yield on average securities and other interest-earning assets decreased 99 basis points to 1.0% during the six months ended June 30, 2021. The average balance of securities and other interest-earning assets increased by $3.5 billion, or 160.9%, to $5.7 billion as of June 30, 2021 compared to $2.2 billion as of June 30, 2020. The increase was primarily due to the investment of the proceeds of our October 2020 IPO.
Interest Expense
Interest expense decreased $2.1 million, or 66.2%, to $1.1 million during the three months ended June 30, 2021 from $3.2 million during the three months ended June 30, 2020. The decrease was a result of lower funding costs associated with the decline in market interest rates.
•Interest expense on our interest-bearing deposits decreased by $2.1 million, or 66.8%, to $1.0 million during the three months ended June 30, 2021 from $3.1 million during the three months ended June 30, 2020.
•Interest expense on borrowed funds decreased by $32.0 thousand, or 43.2%, to $42.0 thousand during the three months ended June 30, 2021 from $74.0 thousand during the three months ended June 30, 2020.
Interest expense decreased $7.1 million, or 77.0%, to $2.1 million during the six months ended June 30, 2021 from $9.2 million during the six months ended June 30, 2020. The decrease was a result of lower funding costs associated with the decline in market interest rates.
•Interest expense on our interest-bearing deposits decreased by $6.5 million, or 76.1%, to $2.0 million during the six months ended June 30, 2021 from $8.5 million during the six months ended June 30, 2020.
•Interest expense on borrowed funds decreased by $591.0 thousand, or 87.8%, to $82.0 thousand during the six months ended June 30, 2021 from $673.0 thousand during the six months ended June 30, 2020.

Average interest-bearing deposits increased $0.9 billion, or 14.2%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in deposit costs associated with the increase in average deposits was more than offset by the reduction in rates paid on deposits during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Net Interest Income
Net interest income was $104.6 million for the three months ended June 30, 2021 compared to $98.8 million for the three months ended June 30, 2020, representing an increase of $5.9 million, or 5.9%. Net interest income was $204.7 million during the six months ended June 30, 2021 compared to $198.9 million for the six months ended June 30, 2020, representing an increase of $5.8 million, or 2.9%. Net interest income increased slightly between the two periods as the reduction in interest income associated with the lower interest rate environment was more than offset by a related reduction in interest expense coupled with a substantial increase in average balances of interest-earning assets during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily reflecting the investment of the proceeds from our October 2020 IPO.
Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 20.9% for the six months ended June 30, 2021 and 2020. Net interest margin decreased 79 basis points to 2.70% during the six months ended June 30, 2021, from 3.49% during the six months ended June 30, 2020.

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
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,433,056	$11,397	3.19%	$1,416,326	$12,555	3.57%
Commercial	7,301,745	71,747	3.94%	7,195,093	69,779	3.90%
Consumer	1,061,900	8,597	3.25%	1,263,691	10,610	3.38%
Total loans	9,796,701	91,741	3.76%	9,875,110	92,944	3.79%
Investment securities	4,344,690	14,778	1.36%	1,455,901	10,083	2.79%
Federal funds sold and other short-term investments	1,617,741	431	0.11%	1,148,332	284	0.10%
Total interest-earning assets	15,759,132	106,950	2.72%	12,479,343	103,311	3.33%
Non-interest-earning assets	1,061,121			1,106,217
Total assets	$16,820,253			$13,585,560
Interest-bearing liabilities:
Deposits:
Savings account	$1,385,735	$69	0.02%	$1,095,806	$64	0.02%
Interest checking account	2,541,862	253	0.04%	2,414,356	649	0.11%
Money market investment	3,523,330	605	0.07%	3,192,669	1,929	0.24%
Time account	246,801	104	0.17%	313,410	462	0.59%
Total interest-bearing deposits	7,697,728	1,031	0.05%	7,016,241	3,104	0.18%
Borrowings	25,042	42	0.67%	74,960	74	0.40%
Total interest-bearing liabilities	7,722,770	1,073	0.06%	7,091,201	3,178	0.18%
Demand accounts	5,355,170			4,448,756
Other noninterest-bearing liabilities	335,816			356,700
Total liabilities	13,413,756			11,896,657
Shareholders’ equity	3,406,497			1,688,903
Total liabilities and shareholders’ equity	$16,820,253			$13,585,560
Net interest income – FTE		$105,877			$100,133
Net interest rate spread (2)			2.66%			3.15%
Net interest-earning assets (3)	$8,036,362			$5,388,142
Net interest margin – FTE (4)			2.69%			3.23%
Average interest-earning assets to interest-bearing liabilities	204.06%			175.98%
(1)Non-accrual loans are included in loans.
(2)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average total interest-earning assets.
(5)Presented on an annualized basis.

	As of and for the six months ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,413,208	$22,671	3.24%	$1,423,161	$25,858	3.65%
Commercial	7,309,803	140,952	3.89%	6,735,075	139,394	4.16%
Consumer	1,083,677	17,534	3.26%	1,287,430	24,017	3.75%
Total loans	9,806,688	181,157	3.73%	9,445,666	189,269	4.03%
Investment securities	3,990,080	27,360	1.38%	1,478,156	20,768	2.83%
Federal funds sold and other short-term investments	1,678,812	863	0.10%	694,386	801	0.23%
Total interest-earning assets	15,475,580	209,380	2.73%	11,618,208	210,838	3.65%
Non-interest-earning assets	1,089,585			1,064,218
Total assets	$16,565,165			$12,682,426
Interest-bearing liabilities:
Deposits:
Savings account	$1,343,133	$133	0.02%	$1,036,344	$118	0.02%
Interest checking account	2,466,860	487	0.04%	2,158,242	1,467	0.14%
Money market investment	3,482,002	1,193	0.07%	3,087,048	5,833	0.38%
Time account	248,946	220	0.18%	320,277	1,100	0.69%
Total interest-bearing deposits	7,540,941	2,033	0.05%	6,601,911	8,518	0.26%
Borrowings	25,332	82	0.65%	119,211	673	1.14%
Total interest-bearing liabilities	7,566,273	2,115	0.06%	6,721,122	9,191	0.27%
Demand accounts	5,241,134			3,963,066
Other noninterest-bearing liabilities	345,776			337,679
Total liabilities	13,153,183			11,021,867
Shareholders’ equity	3,411,982			1,660,559
Total liabilities and shareholders’ equity	$16,565,165			$12,682,426
Net interest income – FTE		$207,265			$201,647
Net interest rate spread (2)			2.67%			3.38%
Net interest-earning assets (3)	$7,909,307			$4,897,086
Net interest margin – FTE (4)			2.70%			3.49%
Average interest-earning assets to interest-bearing liabilities	204.53%			172.86%
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
We recorded a release of provision for loan losses of $3.3 million for the three months ended June 30, 2021, compared to a provision of $8.6 million for the three months ended June 30, 2020. Given continued improved economic and credit conditions during the three months ended June 30, 2021, we determined that a release of the provision was necessary. We had made a similar determination in connection with the release of provision for loan losses of $0.6 million recorded for the three months ended March 31, 2021. Overall, we recorded a total release of provision for loan losses of $3.9 million for the six months ended June 30, 2021 compared to a provision of $37.2 million for the six months ended June 30, 2020. In March 2020, in response to the COVID-19 pandemic, we downgraded the risk ratings for all commercial loans we expected to be significantly impacted by the pandemic, including our hotel and restaurant loan portfolios.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(Dollars in thousands)
Insurance commissions	$23,664	$22,697	$967	4.3%	$51,811	$50,174	$1,637	3.3%
Service charges on deposit accounts	5,708	4,364	1,344	30.8%	11,075	10,462	613	5.9%
Trust and investment advisory fees	6,074	5,194	880	16.9%	11,737	10,289	1,448	14.1%
Debit card processing fees	3,170	2,337	833	35.6%	5,919	4,807	1,112	23.1%
Interest swap (losses) income	(1,164)	771	(1,935)	(251.0)%	4,241	(5,238)	9,479	(181.0)%
Income (losses) from investments held in rabbi trusts	4,216	7,745	(3,529)	(45.6)%	6,062	1,002	5,060	505.0%
Losses on trading securities, net	—	(1)	1	(100.0)%	—	(3)	3	(100.0)%
Gain on sales of mortgage loans held for sale, net	848	1,420	(572)	(40.3)%	2,327	1,513	814	53.8%
Gains on sales of securities available for sale, net	1	163	(162)	(99.4)%	1,165	285	880	308.8%
Other	3,216	2,967	249	8.4%	6,608	7,735	(1,127)	(14.6)%
Total noninterest income	$45,733	$47,657	$(1,924)	(4.0)%	$100,945	$81,026	$19,919	24.6%
Noninterest income decreased by $1.9 million, or 4.0%, to $45.7 million for the three months ended June 30, 2021 from $47.7 million for the three months ended June 30, 2020. This decrease was primarily due to a $3.5 million decrease in income from investments held in rabbi trusts and a $1.9 million decrease in interest rate swap income, which were partially offset by a $1.3 million increase in service charges on deposit accounts.
•Income (loss) from investments held in rabbi trust decreased primarily as a result of a less favorable mark-to-market adjustment during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
•The Company experienced swap losses during the three months ended June 30, 2021 as compared to income during the three months ended June 30, 2020 primarily as a result of an unfavorable mark-to-market adjustment due to the current interest rate and economic environment.
•Service charges on deposit accounts increased primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity.
Noninterest income increased by $19.9 million, or 24.6%, to $100.9 million for the six months ended June 30, 2021 from $81.0 million for the six months ended June 30, 2020. The increase was primarily due to a $9.5 million increase in interest rate swap income, a $5.1 million increase in income from investments held in rabbi trusts, a $1.6 million increase in insurance commissions, a $1.4 million increase in trust and investment advisory fees, and a $1.1 million increase in debit card processing fees.
•Swap income increased primarily as a result of a favorable mark-to-market adjustment due to the current interest rate and economic environment.
•Income (loss) from investments held in rabbi trusts increased primarily as a result of a more favorable mark-to-market adjustment during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
•Insurance commissions increased primarily as a result of an increase in our profit-sharing revenues and commissions.

•Trust and investment advisory fees increased primarily as a result of higher asset values associated with the principal assets in customers’ accounts.
•Debit card processing fees increased as a result of greater customer spending volume.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2021	2020	Amount	%	2021	2020	Amount	%
				(Dollars in thousands)
Salaries and employee benefits	$69,276	$63,335	$5,941	9.4%	$133,316	$124,924	$8,392	6.7%
Office occupancy and equipment	8,094	8,615	(521)	(6.0)%	16,311	17,304	(993)	(5.7)%
Data processing	13,572	12,180	1,392	11.4%	25,701	22,184	3,517	15.9%
Professional services	6,439	4,396	2,043	46.5%	10,587	8,085	2,502	30.9%
Charitable contributions	—	2,797	(2,797)	(100.0)%	—	3,984	(3,984)	(100.0)%
Marketing	3,497	1,645	1,852	112.6%	5,188	4,113	1,075	26.1%
Loan expenses	1,854	2,036	(182)	(8.9)%	3,701	3,148	553	17.6%
FDIC insurance	985	944	41	4.3%	1,933	1,850	83	4.5%
Amortization of intangible assets	625	701	(76)	(10.8)%	1,157	1,403	(246)	(17.5)%
Other	2,993	4,116	(1,123)	(27.3)%	3,490	8,942	(5,452)	(61.0)%
Total noninterest expense	$107,335	$100,765	$6,570	6.5%	$201,384	$195,937	$5,447	2.8%

Noninterest expense increased by $6.6 million, or 6.5%, to $107.3 million during the three months ended June 30, 2021 from $100.8 million during the three months ended June 30, 2020. This increase was primarily due to a $5.9 million increase in salaries and employee benefits partially offset by a decrease in charitable contributions of $2.8 million.
•Salaries and employee benefits increased primarily as a result of ESOP expense, for which no expenses were incurred during the three months ended June 30, 2020 as the ESOP was established in October 2020, and lower deferrals of nonrefundable costs associated with originating or acquiring loans.
•Professional services expenses increased primarily as a result of costs incurred associated with the Company’s acquisition of Century Bancorp, Inc and an accrual for legal expenses associated with the anticipated settlement of the putative consumer class action litigation matters related to overdraft and non-sufficient funds fees.
•Charitable contributions decreased as no contributions were made during the six months ended June 30, 2021 following the Company’s stock donation to the Foundation that occurred in 2020 in connection with the Company’s IPO.
Noninterest expense increased by $5.4 million, or 2.8%, to $201.4 million during the six months ended June 30, 2021 from $195.9 million during the six months ended June 30, 2020. The increase was primarily due to an $8.4 million increase in salaries and employee benefits, a $3.5 million increase in data processing expenses and a $2.5 million increase in professional services. Partially offsetting these increases was a $4.0 million decrease in charitable contributions and a $5.5 million decrease in other noninterest expenses.
•Salaries and employee benefits increased primarily as a result of ESOP expense, for which no expenses were incurred during the six months ended June 30, 2020 as the ESOP was established in October 2020, and higher pension service costs.
•Data processing expenses increased due to an increase in software service and support expenses (including depreciation expense) of $2.8 million and an increase in core data processing expenses of $1.5 million. Core data processing expenses increased primarily as a results of increased costs due to costs incurred associated with the Company’s acquisition of Century Bancorp, Inc.

•Professional services expenses increased primarily as a result of costs incurred associated with the Company’s acquisition of Century Bancorp, Inc and an accrual for legal expenses associated with the anticipated settlement of the putative consumer class action litigation matters related to overdraft and non-sufficient funds fees.
•Charitable contributions decreased as no contributions were made during the six months ended June 30, 2021 following the Company’s stock donation to the Foundation that occurred in 2020 in connection with the Company’s IPO.
•Other noninterest expenses decreased primarily due to the conversion of our Defined Benefit Plan and BEP from a traditional final average earnings plan design to a cash balance plan design. Non-service cost expenses for the Defined Benefit Plan and the BEP decreased by $6.4 million and $1.2 million, respectively, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Combined federal and state income tax provisions	$11,497	$7,197	$25,668	$8,495
Effective income tax rates	24.8%	19.4%	23.7%	18.2%
Blended statutory tax rate	28.1%	28.1%	28.1%	28.1%
Income tax expense increased by $4.3 million, or 59.7%, to $11.5 million in the three months ended June 30, 2021 from $7.2 million in the three months ended June 30, 2020. Income tax expense increased by $17.2 million, or 202.2%, to $25.7 million in the six months ended June 30, 2021 from $8.5 million in the six months ended June 30, 2020. The increase in income tax expense was due primarily to higher pre-tax income during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, decreasing the impact on the effective rate related to favorable permanent differences, including investment tax credits and tax exempt income. For additional information related to the Company’s income taxes see Note 12, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s 2020 10-K.

Financial Position and Results of Operations of our Business Segments
Comparison of the three and six months ended June 30, 2021 and 2020

	As of and for the three months ended June 30,
	2021				2020
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$104,608	$—	$—	$104,608	$98,755	$—	$—	$98,755
(Release of) provision for loan losses	(3,300)	—	—	(3,300)	8,600	—	—	8,600
Net interest income after provision for loan losses	107,908	—	—	107,908	90,155	—	—	90,155
Noninterest income	21,567	24,166	—	45,733	23,779	23,886	(8)	47,657
Noninterest expense	87,799	20,496	(960)	107,335	81,713	20,084	(1,032)	100,765
Income before provision for income taxes	41,676	3,670	960	46,306	32,221	3,802	1,024	37,047
Income tax provision	10,464	1,033	—	11,497	6,121	1,076	—	7,197
Net income	$31,212	$2,637	$960	$34,809	$26,100	$2,726	$1,024	$29,850
Total assets	$16,905,267	$209,416	$(67,230)	$17,047,453	$13,867,746	$193,320	$(64,543)	$13,996,523
Total liabilities	$13,628,092	$55,969	$(67,230)	$13,616,831	$12,314,286	$53,150	$(64,543)	$12,302,893

	For the six months ended June 30,
	2021				2020
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$204,699	$—	$—	$204,699	$198,901	$—	$—	$198,901
(Release of ) provision for loan losses	(3,880)	—	—	(3,880)	37,200	—	—	37,200
Net interest income after provision for loan losses	208,579	—	—	208,579	161,701	—	—	161,701
Noninterest income	48,527	52,450	(32)	100,945	30,647	50,408	(29)	81,026
Noninterest expense	163,074	40,307	(1,997)	201,384	160,178	37,725	(1,966)	195,937
Income before provision for income taxes	94,032	12,143	1,965	108,140	32,170	12,683	1,937	46,790
Income tax provision	22,257	3,411	—	25,668	4,906	3,589	—	8,495
Net income	$71,775	$8,732	$1,965	$82,472	$27,264	$9,094	$1,937	$38,295
Banking Segment
•Average interest-earning assets grew $3.3 billion, or 26.3%, to $15.8 billion for the three months ended June 30, 2021 from $12.5 billion for the three months ended June 30, 2020. The increase is primarily due to an increase in average investment securities and federal funds sold and other short-term investments which increased $3.4 billion, or 129.0%, to $6.0 billion for the three months ended June 30, 2021 compared to $2.6 billion for the three months ended June 30, 2020. The increase in average interest-earning assets resulted in an increase in interest income and was partially offset by a decline in market rates of interest. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-bearing liabilities grew $0.6 billion, or 8.9%, to $7.7 billion for the three months ended June 30, 2021 from $7.1 billion for the three months ended June 30, 2020, with average total interest-bearing deposits, our largest category of average interest-bearing liabilities, growing $0.7 billion, or 9.7%, to $7.7 billion for the three months ended June 30, 2021 compared to $7.0 billion for the three months ended June 30, 2020. The increase in average interest-bearing liabilities was more than offset by a decline in market rates of interest resulting in an overall decrease in interest expense. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-earning assets grew $3.9 billion, or 33.2%, to $15.5 billion for the six months ended June 30, 2021 from $11.6 billion for the six months ended June 30, 2020, with average total loans, our largest category of average interest-earning assets, growing $0.4 billion, or 3.8%, to $9.8 billion for the six months ended June 30, 2021 compared to $9.4 billion for the six months ended June 30, 2020. The increase in average interest-earning assets resulted in an increase in interest income and was partially offset by a decline in market rates of interest. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-bearing liabilities grew $0.8 billion, or 12.6%, to $7.6 billion for the six months ended June 30, 2021 from $6.7 billion for the six months ended June 30, 2020, with average total interest-bearing deposits, our largest category of average interest-bearing liabilities, growing $0.9 billion, or 14.2%, to $7.5 billion for the six months ended June 30, 2021 compared to $6.6 billion for the six months ended June 30, 2020. The increase in average interest-bearing liabilities was more than offset by a decline in market rates of interest resulting in an overall decrease in interest expense. For additional discussion, refer to the earlier “Interest and Dividends” section.
•We recorded a release of provision for loan losses of $3.3 million for the three months ended June 30, 2021, compared to a provision of $8.6 million for the three months ended June 30, 2020 and a total release of provision for loan losses of $3.9 million for the six months ended June 30, 2021 compared to a provision of $37.2 million for the six months ended June 30, 2020. Given continued improved economic and credit conditions during the three and six months ended June 30, 2021, we determined that a release of the provision was necessary. Refer to the earlier discussion within this section for additional information.
•Income from investments held in rabbi trust accounts decreased $2.8 million, or 43.0% for the three months ended June 30, 2021 primarily as a result of a less favorable mark-to-market adjustment on equity securities held in these accounts.
•Income from investments held in rabbi trust accounts increased $4.7 million, or 512.1% for the six months ended June 30, 2021 primarily as a result of a favorable mark-to-market adjustment on equity securities held in these accounts.
•Non-interest expense increased during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to costs associated with our proposed acquisition of Century and an aforementioned accrual for legal expenses associated with the anticipated settlement of the putative consumer class action litigation matters related to overdraft and non-sufficient funds fees.
Insurance Agency Segment
•Noninterest income related to our insurance agency business increased by $0.3 million, or 1.17%, to $24.2 million during the three months ended June 30, 2021 from $23.9 million during the three months ended June 30, 2020. The slight increase was driven by recurring commissions and profit sharing revenues which increased by $0.6 million and $0.4 million, respectively. These increases were partially offset by a decrease in income from investments held in rabbi trusts of $0.7 million which was primarily attributable to a less favorable mark-to-market adjustment on equity securities held in these accounts during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
•Noninterest income related to our insurance agency business increased by $2.0 million, or 4.05%, to $52.5 million during the six months ended June 30, 2021 from $50.4 million during the six months ended June 30, 2020. The increase was driven primarily by recurring commissions and profit sharing revenues which both increased by $0.8 million. In addition, income from investments held in rabbi trusts increased by $0.4 million which was primarily attributable to a favorable mark-to-market adjustment on equity securities held in these accounts.
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

At June 30, 2021, we had $4.1 billion of commitments to originate loans, comprised of $2.4 billion of commitments under commercial loans and lines of credit (including $356.9 million of unadvanced portions of construction loans), $1.4 billion of commitments under home equity loans and lines of credit, $182.1 million in standard overdraft coverage commitments, $85.6 million of unfunded commitments related to residential real estate loans and $60.1 million in other consumer loans and lines of credit. In addition, at June 30, 2021, we had $61.8 million in standby letters of credit outstanding. We also had $45.3 million in forward commitments to sell loans.
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
These limits reflect our tolerance for interest rate risk over both short-term and long-term horizons. We attempt to manage interest rate risk by identifying, quantifying, and where appropriate, hedging its exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. Our objective is to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary and within limits that management determines to be prudent, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors and caps.
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then calculate what the net interest income would be for the same period under the assumption that the U.S. Treasury yield curve increases or decreases instantaneously by +200, +300, +400 and -100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at June 30, 2021 and December 31, 2020 precluded the modeling of certain falling rate scenarios. We do not model negative interest rate scenarios.
The tables below set forth, as of June 30, 2021 and December 31, 2020, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in the U.S. Treasury yield curve:

Interest Rate Sensitivity

	As of June 30, 2021
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$557,547	40.4%
300	518,005	30.4%
200	478,885	20.6%
Flat	397,106	—%
(100)	369,259	(7.0)%

	As of December 31, 2020
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$571,842	50.0%
300	524,847	37.7%
200	478,307	25.5%
Flat	381,259	—%
(100)	362,186	(5.0)%
(1)Assumes an immediate uniform change in interest rates at all maturities, except in the down 100 basis points scenario, where rates are floored at zero at all maturities.
The tables above indicate that at June 30, 2021 and December 31, 2020, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced a 20.6% and 25.5% increase, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 100 basis points decrease in interest rates, we would have experienced a 7.0% and a 5.0% decrease at June 30, 2021 and December 31, 2020, respectively, in net interest income, on an FTE basis. Management may use interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates.
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The table below represents an analysis of our interest rate risk (excluding the effect of our pension plans) as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+200, +300, +400 basis points and -100 basis points) at June 30, 2021 and December 31, 2020. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at June 30, 2021 and December 31, 2020 precluded the modeling of certain falling rate scenarios, including negative interest rates.
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.

EVE Interest Rate Sensitivity

Change in Interest Rate (basis points) (1)		As of June 30, 2021
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$4,483,593	$319,567	7.7%	28.18%
300	4,426,492	262,466	6.3%	27.31%
200	4,361,352	197,326	4.7%	26.40%
Flat	4,164,026	—	—	24.23%
(100)	3,895,942	(268,084)	(6.4)%	22.43%

Change in Interest Rate (basis points) (1)		As of December 31, 2020
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$4,385,795	$452,022	11.5%	29.09%
300	4,297,682	363,909	9.3%	28.06%
200	4,205,867	272,094	6.9%	27.00%
Flat	3,933,773	—	—	24.38%
(100)	3,663,432	(270,341)	(6.9)%	22.65%
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
The net proceeds from our IPO significantly increased our liquidity and capital resources at both Eastern Bankshares, Inc. and Eastern Bank. Over time, the initial level of liquidity will be reduced as net proceeds from the IPO are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations have been enhanced by the net proceeds from the IPO, resulting in increased net interest-earning assets and net interest and dividend income. In April 2021, we announced that we had executed the Merger Agreement with Century, under which we expect to acquire Century for $641.9 million in cash. The transaction, which we expect to close in the middle of the fourth quarter of 2021, will reduce the net proceeds from the IPO. However, we continue to expect that due to the increase in equity resulting from the net proceeds raised in our IPO, our return on equity has been and will continue to be adversely affected until we can effectively employ the proceeds of the IPO.
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
We participate in the IntraFi Network (formerly “Promontory”), which allows us to provide access to multi-million dollar FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At June 30, 2021 and December 31, 2020, we had a total of $464.7 million and $364.8 million of IntraFi Network one-way sell deposits, respectively. These deposits could have been repurchased as reciprocal deposits and should be considered a source of liquidity.
Although customer deposits remain our preferred source of funds, maintaining additional back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At June 30, 2021, we had $14.3 million in outstanding advances and the ability to borrow up to an additional $1.6 billion. We also have the ability to borrow from the FRBB as well as the Federal Reserve Paycheck Protection Program Liquidity Facility. At June 30, 2021, we had a $482.1 million collateralized line of credit from the FRBB with no outstanding balance. Additionally, we had $825.8 million in PPP loans that could have been pledged to the Federal Reserve Paycheck Protection Program Liquidity Facility. We had a total of $770.0 million of discretionary lines of credit at June 30, 2021.
Sources of Liquidity

	As of June 30, 2021		As of December 31, 2020
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi Network deposits	$—	$464,671	$—	$364,794
Federal Home Loan Bank (1)	14,323	1,627,016	14,624	1,581,016
Federal Reserve Bank of Boston (2)	—	482,107	—	503,512
Federal Reserve Paycheck Protection Program Liquidity Facility	—	825,784	—	1,026,117
Unsecured lines of credit	—	770,000	—	620,000
Total deposits	$14,323	$4,169,578	$14,624	$4,095,439
(1)As of June 30, 2021 and December 31, 2020, loans have been pledged to the FHLBB with a carrying value of $2.3 billion and $2.4 billion, respectively, to secure additional borrowing capacity.
(2)Loans with a carrying value of $812.6 million and $884.1 million at June 30, 2021 and December 31, 2020, respectively, have been pledged to the FRBB resulting in this additional unused borrowing capacity.
We believe that advanced preparation, early detection, and prompt responses can avoid, minimize, or shorten potential liquidity crises. Our Board of Directors and our management's Asset Liability Committee have put a Liquidity Contingency Plan in place to establish methods for assessing and monitoring risk levels, as well as potential responses during unanticipated stress events. As part of its risk management framework, we perform periodic liquidity stress testing to assess its need for liquid assets as well as backup sources of liquidity.
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At June 30, 2021 and December 31, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At June 30, 2021 there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2020 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
The information required by this Item is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see “Business—Legal and Regulatory Proceedings” in Part I, Item 1 of the 2020 Form 10-K.
As of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceeding as a plaintiff or a defendant the outcome of which we believe would be material to our financial condition or results of operations. For additional information related to the Company’s ongoing legal proceedings see Note 10, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2020 Form 10-K, as updated by Part II, Item 1A “Risk Factors” of Q1 Form 10-Q. As of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2020 Form 10-K, as updated by the Q1 Form 10-Q. The COVID-19 pandemic has led to general uncertainty and adverse changes in economic conditions and has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our 2020 Form 10-K and updated in the Q1 Form 10-Q. The risk factors disclosure in our 2020 Form 10-K and our Q1 Form 10-Q is therefore qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Clarion Acquisition Corp., Century Bancorp, Inc. and Century Bank and Trust Company, dated as of April 7, 2021 (incorporated by reference to exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on April 8, 2021)

10.1*	Eastern Bankshares, Inc. Management Incentive Plan adopted as of May 3, 2021 for Eastern Bank Participants

10.2*	Eastern Bankshares, Inc. Management Incentive Plan adopted as of May 3, 2021 for Eastern Insurance Group LLC Participants

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) the Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and 2020, (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+
*Filed herewith
+    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

Date : August 13, 2021	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date : August 13, 2021	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer
(Principal Financial Officer)