Form 10-Q
period 2021-09-30
Eastern Bankshares, Inc.
filed 2021-11-10
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☒  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
186,758,154 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 9, 2021.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(In thousands, except share data)
ASSETS
Cash and due from banks	$78,805	$116,591
Short-term investments	1,172,956	1,937,479
Cash and cash equivalents	1,251,761	2,054,070
Available for sale securities	5,689,312	3,183,861
Loans held for sale	1,757	1,140
Loans:
Commercial and industrial	1,652,447	1,995,016
Commercial real estate	3,825,186	3,573,630
Commercial construction	243,146	305,708
Business banking	1,225,538	1,339,164
Residential real estate	1,491,269	1,370,957
Consumer home equity	848,570	868,270
Other consumer	218,406	277,780
Total loans	9,504,562	9,730,525
Less: allowance for loan losses	(103,398)	(113,031)
Less: unamortized premiums, net of unearned discounts and deferred fees	(23,104)	(23,536)
Net loans	9,378,060	9,593,958
Federal Home Loan Bank stock, at cost	10,601	8,805
Premises and equipment	44,048	49,398
Bank-owned life insurance	79,259	78,561
Goodwill and other intangibles, net	379,772	376,534
Deferred income taxes, net	34,135	13,229
Prepaid expenses	148,180	148,680
Other assets	444,338	455,954
Total assets	$17,461,223	$15,964,190
LIABILITIES AND EQUITY
Deposits:
Demand	$5,484,126	$4,910,794
Interest checking accounts	2,693,276	2,380,497
Savings accounts	1,444,928	1,256,736
Money market investment	3,802,319	3,348,898
Certificates of deposit	225,315	258,859
Total deposits	13,649,964	12,155,784
Borrowed funds:
Federal Home Loan Bank advances	14,172	14,624
Escrow deposits of borrowers	15,900	13,425
Total borrowed funds	30,072	28,049
Other liabilities	351,895	352,305
Total liabilities	14,031,931	12,536,138
Commitments and contingencies (see footnote 10)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 186,758,154 shares issued and outstanding at both September 30, 2021 and December 31, 2020	1,868	1,868
Additional paid in capital	1,857,165	1,854,068
Unallocated common shares held by the Employee Stock Ownership Plan	(143,966)	(147,725)
Retained earnings	1,747,300	1,665,607
Accumulated other comprehensive income, net of tax	(33,075)	54,234
Total shareholders’ equity	3,429,292	3,428,052
Total liabilities and shareholders’ equity	$17,461,223	$15,964,190
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$86,735	$90,704	$266,310	$278,385
Taxable interest and dividends on available for sale securities	14,314	7,554	36,977	23,332
Non-taxable interest and dividends on available for sale securities	1,848	1,883	5,561	5,709
Interest on federal funds sold and other short-term investments	571	372	1,434	1,173
Interest and dividends on trading securities	—	—	—	6
Total interest and dividend income	103,468	100,513	310,282	308,605
Interest expense:
Interest on deposits	736	1,727	2,769	10,245
Interest on borrowings	41	44	123	717
Total interest expense	777	1,771	2,892	10,962
Net interest income	102,691	98,742	307,390	297,643
(Release of) provision for allowance for loan losses	(1,488)	700	(5,368)	37,900
Net interest income after provision for loan losses	104,179	98,042	312,758	259,743
Noninterest income:
Insurance commissions	21,956	21,884	73,767	72,058
Service charges on deposit accounts	5,935	5,052	17,010	15,514
Trust and investment advisory fees	6,310	5,311	18,047	15,600
Debit card processing fees	3,030	2,721	8,949	7,528
Interest rate swap income (losses)	881	1,319	5,122	(3,919)
(Losses) income from investments held in rabbi trusts	(289)	3,800	5,773	4,802
Losses on trading securities, net	—	—	—	(3)
Gains on sales of mortgage loans held for sale, net	717	2,219	3,044	3,732
Gains on sales of securities available for sale, net	1	—	1,166	285
Other	4,668	5,403	11,276	13,138
Total noninterest income	43,209	47,709	144,154	128,735
Noninterest expense:
Salaries and employee benefits	66,238	66,593	199,554	191,517
Office occupancy and equipment	7,960	8,294	24,271	25,598
Data processing	12,191	11,721	37,892	33,905
Professional services	4,024	5,510	14,611	13,595
Charitable contributions	—	—	—	3,984
Marketing	1,598	1,943	6,786	6,056
Loan expenses	1,586	1,554	5,287	4,702
FDIC insurance	1,056	938	2,989	2,788
Amortization of intangible assets	629	699	1,786	2,102
Other	3,688	12,565	7,178	21,507
Total noninterest expense	98,970	109,817	300,354	305,754
Income before income tax expense	48,418	35,934	156,558	82,724
Income tax expense	11,312	7,429	36,980	15,924
Net income	$37,106	$28,505	$119,578	$66,800
Basic earnings per share	$0.22	$—	$0.69	$—
Diluted earnings per share	$0.22	$—	$0.69	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$37,106	$28,505	$119,578	$66,800
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	(21,610)	(4,321)	(71,086)	22,158
Net change in fair value of cash flow hedges	(5,644)	(6,144)	(17,501)	20,286
Net change in other comprehensive income for defined benefit postretirement plans	426	1,702	1,278	5,106
Total other comprehensive (loss) income	(26,828)	(8,763)	(87,309)	47,550
Total comprehensive income	$10,278	$19,742	$32,269	$114,350
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended September 30, 2021 and 2020

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at June 30, 2020	—	$—	$—	$1,681,164	$12,466	$—	$1,693,630
Net income	—	—	—	28,505	—	—	28,505
Other comprehensive income, net of tax	—	—	—	—	(8,763)	—	(8,763)
Balance at September 30, 2020	—	$—	$—	$1,709,669	$3,703	$—	$1,713,372

Balance at June 30, 2021	186,758,154	$1,868	$1,856,241	$1,723,979	$(6,247)	$(145,219)	$3,430,622
Dividends to common shareholders (1)	—	—	—	(13,785)	—	—	(13,785)
Net income	—	—	—	37,106	—	—	37,106
Other comprehensive income, net of tax	—	—	—	—	(26,828)	—	(26,828)
ESOP shares committed to be released	—	—	924	—	—	1,253	2,177
Balance at September 30, 2021	186,758,154	$1,868	$1,857,165	$1,747,300	$(33,075)	$(143,966)	$3,429,292
(1)The Company declared and paid a quarterly cash dividend of $0.08 per share of common stock during the three months ended September 30, 2021.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2021 and 2020

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2019	—	$—	$—	$1,644,000	$(43,847)	$—	$1,600,153
Cumulative effect accounting adjustment (1)	—	—	—	(1,131)	—	—	(1,131)
Net income	—	—	—	66,800	—	—	66,800
Other comprehensive income, net of tax	—	—	—	—	47,550	—	47,550
Balance at September 30, 2020	—	$—	$—	$1,709,669	$3,703	$—	$1,713,372

Balance at December 31, 2020	186,758,154	$1,868	$1,854,068	$1,665,607	$54,234	$(147,725)	$3,428,052
Dividends to common shareholders (2)	—	—	—	(37,885)	—	—	(37,885)
Net income	—	—	—	119,578	—	—	119,578
Other comprehensive loss, net of tax	—	—	—	—	(87,309)	—	(87,309)
ESOP shares committed to be released	—	—	3,097	—	—	3,759	6,856
Balance at September 30, 2021	186,758,154	$1,868	$1,857,165	$1,747,300	$(33,075)	$(143,966)	$3,429,292
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
(2)The Company declared and paid quarterly cash dividends of $0.06, $0.08 and $0.08 per share of common stock during the three months ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2021	2020

Operating activities
Net income	$119,578	$66,800
Adjustments to reconcile net income to net cash provided by operating activities
(Release of) provision for loan losses	(5,368)	37,900
Depreciation and amortization	9,932	12,246
Accretion of deferred loan fees and premiums, net	(19,126)	(5,582)
Deferred income tax expense (benefit)	5,606	(7,511)
Amortization of investment security premiums and discounts	11,084	3,057
Right-of-use asset amortization	9,172	9,086
Increase in cash surrender value of bank-owned life insurance	(1,598)	(1,685)
Gain on sale of securities available for sale, net	(1,166)	(285)
Amortization of gains from terminated interest rate swaps	(24,344)	(7,409)
Employee Stock Ownership Plan expense	6,856	—
Other	(755)	(672)
Change in:
Trading securities	—	961
Loans held for sale	(610)	(4,644)
Prepaid pension expense	2,515	(26,391)
Other assets	34,227	(122,883)
Other liabilities	(18,904)	61,326
Net cash provided by operating activities	127,099	14,314
Investing activities
Proceeds from sales of securities available for sale	23,237	9,097
Proceeds from maturities and principal paydowns of securities available for sale	573,135	289,151
Purchases of securities available for sale	(3,202,995)	(971,990)
Proceeds from sale of Federal Home Loan Bank stock	—	749
Purchases of Federal Home Loan Bank stock	(1,796)	(527)
Contributions to low income housing tax credit investments	(10,168)	(9,614)
Contributions to other equity investments	(2,294)	(1,631)
Distributions from other equity investments	258	54
Net decrease (increase) in outstanding loans	240,354	(929,237)
Acquisitions, net of cash and cash equivalents acquired	(4,354)	—
Purchased banking premises and equipment, net	(3,791)	(3,386)
Proceeds from sale of premises held for sale	736	—
Proceeds from sale of other real estate owned	125	546
Net cash used in investing activities	(2,387,553)	(1,616,788)
Financing activities
Net increase in demand, savings, interest checking, and money market investment deposit accounts	1,527,724	3,830,588
Net decrease in time deposits	(33,544)	(49,395)
Net increase (decrease) in borrowed funds	2,023	(205,958)
Contingent consideration paid	(173)	(165)
Payment of deferred offering costs	—	(7,114)
Dividends declared and paid to common shareholders	(37,885)	—
Net cash provided by financing activities	1,458,145	3,567,956
Net (decrease) increase in cash, cash equivalents, and restricted cash	(802,309)	1,965,482
Cash, cash equivalents, and restricted cash at beginning of period	2,054,070	362,602
Cash, cash equivalents, and restricted cash at end of period	$1,251,761	$2,328,084

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$2,943	$12,546
Income taxes	42,432	35,126
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$28,291	$25,816
Initial recognition of operating lease right-of-use assets upon adoption of Accounting Standards Update 2016-02	—	92,948
Initial recognition of operating lease liabilities upon adoption of Accounting Standards Update 2016-02	—	96,426
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
The accompanying consolidated balance sheet as of September 30, 2021, the consolidated statements of income and comprehensive income and of changes in equity for the three and nine months ended September 30, 2021 and 2020 and statement of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of September 30, 2021 and those that were adopted during the nine months ended September 30, 2021. For a full discussion of significant accounting policies, refer to the notes included within the Company’s 2020 Form 10-K.
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
Relevant standards that were recently issued but not yet adopted as of September 30, 2021:
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
To address the impact of ASU 2016-13, the Company has formed a committee, which members include the Chief Credit Officer, the Chief Financial Officer, and Chief Information Officer, to assist in identifying, implementing, and evaluating the impact of the required changes to loan loss estimation models and processes. The Company has concluded on segmentation, methodologies and other assumptions used for modeling and is currently working with third parties in validation efforts, model methodology documentation, project management and governance implementation. The Company is currently assessing the impact of the new standard on its consolidated financial statements and will adopt the standard effective January 1, 2022. Additionally, the Company is focused on the expected impact of its pending acquisition of Century Bancorp, Inc. (“Century”) on the adoption process.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update modifies how an acquiring entity measures contract assets and contract liabilities of an acquiree in a business combination in accordance with Topic 606. The amendments in this update require the acquiring entity in a business combination to account for revenue contracts as if they had originated the contract an assess how the acquiree accounted for the contract under Topic 606. ASU 2021-08 improves comparability of recognition and measurement of revenue contracts with customers both before and after a business combination. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments with early adoption permitted. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
Relevant standards that were adopted during the nine months ended September 30, 2021:
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
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) which expands the scope of guidance in ASC 848 so that companies can apply the optional expedients to derivative instruments affected by the clearing house changes. ASU 2021-01 also clarifies and updates several items in ASU 2020-04 as part of the FASB’s monitoring of global reference rate reform activities. ASU 2021-01 permits entities to elect certain optional expedients and exceptions to modifications of interest rate indexes used for computing when accounting derivative contracts and certain hedging relationships impacted by changes in interest rates used for discounting, margining, or contract price alignment. ASU 2021-01 clarifies other aspects of the guidance in ASC 848 and provides new guidance on how to address the effects of the cash compensation adjustment that is provided as part of the above change on certain aspects of hedge accounting. The guidance was effective upon issuance and allows for retrospective or prospective application with certain conditions. The Company did not elect retrospective application. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.
3. Securities
Available for Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of available for sale securities as of September 30, 2021 and December 31, 2020 were as follows:

	As of September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$4,097,006	$20,437	$(44,075)	$4,073,368
Government-sponsored commercial mortgage-backed securities	436,748	—	(5,739)	431,009
U.S. Agency bonds	860,595	—	(19,312)	841,283
U.S. Treasury securities	69,419	16	(253)	69,182
State and municipal bonds and obligations	258,121	16,349	—	274,470
	$5,721,889	$36,802	$(69,379)	$5,689,312

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,106,658	$42,142	$—	$2,148,800
Government-sponsored commercial mortgage-backed securities	17,054	27	—	17,081
U.S. Agency bonds	670,468	113	(3,872)	666,709
U.S. Treasury securities	70,106	263	—	70,369
State and municipal bonds and obligations	260,898	20,004	—	280,902
	$3,125,184	$62,549	$(3,872)	$3,183,861
The amortized cost and estimated fair value of available for sale securities by contractual maturities as of September 30, 2021 and December 31, 2020 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of available for sale securities as of the dates indicated were as follows:

	As of September 30, 2021
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$16,131	$17,151	$924,290	$923,300	$3,156,585	$3,132,917	$4,097,006	$4,073,368
Government-sponsored commercial mortgage-backed securities	—	—	71,814	71,256	364,934	359,753	—	—	436,748	431,009
U.S. Agency bonds	—	—	243,920	240,554	616,675	600,729	—	—	860,595	841,283
U.S. Treasury securities	20,029	20,045	49,390	49,137	—	—	—	—	69,419	69,182
State and municipal bonds and obligations	485	486	31,324	32,381	72,039	75,293	154,273	166,310	258,121	274,470
Total	$20,514	$20,531	$412,579	$410,479	$1,977,938	$1,959,075	$3,310,858	$3,299,227	$5,721,889	$5,689,312

	As of December 31, 2020
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$46,293	$48,925	$96,338	$100,278	$1,964,027	$1,999,597	$2,106,658	$2,148,800
Government-sponsored commercial mortgage-backed securities	—	—	—	—	17,054	17,081	—	—	17,054	17,081
U.S. Agency bonds	—	—	99,772	99,834	570,696	566,875	—	—	670,468	666,709
U.S. Treasury securities	50,023	50,251	20,083	20,118	—	—	—	—	70,106	70,369
State and municipal bonds and obligations	406	408	20,511	21,431	74,980	79,635	165,001	179,428	260,898	280,902
Total	$50,429	$50,659	$186,659	$190,308	$759,068	$763,869	$2,129,028	$2,179,025	$3,125,184	$3,183,861
Gross realized gains from sales of available for sale securities during the three months ended September 30, 2021 were less than $100 thousand. There were no gross realized gains from sales of available for sale securities during the three months ended September 30, 2020. Gross realized gains from sales of available for sale securities during the nine months ended September 30, 2021 and 2020 were $1.2 million and $0.3 million, respectively. The Company had no significant gross realized losses from sales of securities available for sale during both the nine months ended September 30, 2021 and 2020. There was no other-than-temporary impairment (“OTTI”) recorded during the nine months ended September 30, 2021 and 2020.
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
Information pertaining to available for sale securities with gross unrealized losses as of September 30, 2021 and December 31, 2020, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	As of September 30, 2021
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	30	$44,075	$3,443,757	$—	$—	$44,075	$3,443,757
Government-sponsored commercial mortgage-backed securities	17	5,739	431,009	—	—	5,739	431,009
U.S. Agency bonds	13	10,010	529,855	9,302	311,428	19,312	841,283
U.S. Treasury securities	1	253	49,137	—	—	253	49,137
	61	$60,077	$4,453,758	$9,302	$311,428	$69,379	$4,765,186

	As of December 31, 2020
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Agency bonds	6	$3,872	$416,824	$—	$—	$3,872	$416,824
	6	$3,872	$416,824	$—	$—	$3,872	$416,824
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the tables above by category are as follows as of September 30, 2021 and December 31, 2020:
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
•U.S. Treasury securities – The security with unrealized losses in this portfolio has contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of this security is attributable to changes in interest rates and not credit quality. Additionally, this security is implicitly guaranteed by the U.S. government or one of its agencies.

4. Loans and Allowance for Loan Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	At September 30,	At December 31,
	2021	2020
	(In thousands)
Commercial and industrial	$1,652,447	$1,995,016
Commercial real estate	3,825,186	3,573,630
Commercial construction	243,146	305,708
Business banking	1,225,538	1,339,164
Residential real estate	1,491,269	1,370,957
Consumer home equity	848,570	868,270
Other consumer (1)	218,406	277,780
Gross loans before unamortized premiums, unearned discounts and deferred fees	9,504,562	9,730,525
Allowance for loan losses	(103,398)	(113,031)
Unamortized premiums, net of unearned discounts and deferred fees	(23,104)	(23,536)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees	$9,378,060	$9,593,958
(1)Automobile loans are included in the other consumer portfolio above and amounted to $67.1 million and $126.7 million at September 30, 2021 and December 31, 2020, respectively.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $2.4 billion at both September 30, 2021 and December 31, 2020. The balance of funds borrowed from the FHLBB were $14.2 million and $14.6 million at September 30, 2021 and December 31, 2020, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $761.8 million and $884.1 million at September 30, 2021 and December 31, 2020, respectively. There were no funds borrowed from the FRB outstanding at September 30, 2021 and December 31, 2020.
Serviced Loans
At September 30, 2021 and December 31, 2020, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $12.0 million and $13.5 million, respectively.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended September 30, 2021
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$22,596	$52,759	$3,446	$12,705	$6,478	$3,588	$3,626	$439	$105,637
Charge-offs	—	(8)	—	(867)	—	—	(742)	—	(1,617)
Recoveries	40	—	—	469	88	63	206	—	866
(Release of) provision	(2,007)	1,435	(44)	(929)	(136)	(16)	297	(88)	(1,488)
Ending balance	$20,629	$54,186	$3,402	$11,378	$6,430	$3,635	$3,387	$351	$103,398

	For the Three Months Ended September 30, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$33,229	$54,228	$4,816	$9,805	$6,569	$3,875	$3,762	$352	$116,636
Charge-offs	(140)	—	—	(1,179)	—	(22)	(1,077)	—	(2,418)
Recoveries	306	4	—	91	43	31	39	—	514
Provision (release of)	(3,281)	1,350	(540)	2,711	(261)	(76)	834	(37)	700
Ending balance	$30,114	$55,582	$4,276	$11,428	$6,351	$3,808	$3,558	$315	$115,432

	For the Nine Months Ended September 30, 2021
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,617	$54,569	$4,553	$13,152	$6,435	$3,744	$3,467	$494	$113,031
Charge-offs	(550)	(242)	—	(4,089)	—	—	(1,381)	—	(6,262)
Recoveries	62	4	—	1,125	115	137	554	—	1,997
(Release of) provision	(5,500)	(145)	(1,151)	1,190	(120)	(246)	747	(143)	(5,368)
Ending balance	$20,629	$54,186	$3,402	$11,378	$6,430	$3,635	$3,387	$351	$103,398

	For the Nine Months Ended September 30, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,919	$34,730	$3,424	$8,260	$6,380	$4,027	$4,173	$384	$82,297
Charge-offs	(167)	(24)	—	(3,714)	—	(495)	(1,625)	—	(6,025)
Recoveries	686	10	—	245	116	53	150	—	1,260
Provision (release of)	8,676	20,866	852	6,637	(145)	223	860	(69)	37,900
Ending balance	$30,114	$55,582	$4,276	$11,428	$6,351	$3,808	$3,558	$315	$115,432

The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the dates indicated:

	As of September 30, 2021
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses ending balance:
Individually evaluated for impairment	$4,287	$—	$—	$669	$1,462	$256	$200	$—	$6,874
Acquired with deteriorated credit quality	—	—	—	—	293	—	—	—	293
Collectively evaluated for impairment	16,342	54,186	3,402	10,709	4,675	3,379	3,187	351	96,231
Total allowance for loan losses by group	$20,629	$54,186	$3,402	$11,378	$6,430	$3,635	$3,387	$351	$103,398
Loans ending balance:
Individually evaluated for impairment	$21,580	$3,793	$—	$15,141	$23,494	$4,023	$222	$—	$68,253
Acquired with deteriorated credit quality	1,546	—	—	—	2,880	—	—	—	4,426
Collectively evaluated for impairment	1,629,321	3,821,393	243,146	1,210,397	1,464,895	844,547	218,184	—	9,431,883
Total loans by group	$1,652,447	$3,825,186	$243,146	$1,225,538	$1,491,269	$848,570	$218,406	$—	$9,504,562

	As of December 31, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses ending balance:
Individually evaluated for impairment	$4,555	$210	$—	$1,435	$1,565	$289	$—	$—	$8,054
Acquired with deteriorated credit quality	1,283	822	—	—	327	—	—	—	2,432
Collectively evaluated for impairment	20,779	53,537	4,553	11,717	4,543	3,455	3,467	494	102,545
Total allowance for loan losses by group	$26,617	$54,569	$4,553	$13,152	$6,435	$3,744	$3,467	$494	$113,031
Loans ending balance:
Individually evaluated for impairment	$17,343	$4,435	$—	$21,901	$27,056	$4,845	$29	$—	$75,609
Acquired with deteriorated credit quality	3,432	2,749	—	—	3,116	—	—	—	9,297
Collectively evaluated for impairment	1,974,241	3,566,446	305,708	1,317,263	1,340,785	863,425	277,751	—	9,645,619
Total loans by group	$1,995,016	$3,573,630	$305,708	$1,339,164	$1,370,957	$868,270	$277,780	$—	$9,730,525
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

The following tables detail the internal risk-rating categories for the Company’s commercial and industrial, commercial real estate, commercial construction and business banking portfolios:

	As of September 30, 2021
Category	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	$278,093	$4,196	$138	$763,573	$1,046,000
Pass	1,302,413	3,524,607	224,770	389,812	5,441,602
Special mention	13,959	124,618	9,611	54,592	202,780
Substandard	41,459	171,765	8,627	16,478	238,329
Doubtful	16,523	—	—	1,083	17,606
Loss	—	—	—	—	—
Total	$1,652,447	$3,825,186	$243,146	$1,225,538	$6,946,317

	As of December 31, 2020
Category	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	$655,346	$6,585	$—	$918,921	$1,580,852
Pass	1,199,522	3,256,697	280,792	336,657	5,073,668
Special mention	78,117	134,562	10,330	57,092	280,101
Substandard	47,525	173,308	14,586	24,788	260,207
Doubtful	14,506	2,478	—	1,706	18,690
Loss	—	—	—	—	—
Total	$1,995,016	$3,573,630	$305,708	$1,339,164	$7,213,518
Paycheck Protection Program (“PPP”) loans are included within the unrated category of the commercial and industrial and business banking portfolios in the tables above. Commercial and industrial PPP loans and business banking PPP loans amounted to $215.7 million and $318.3 million, respectively, at September 30, 2021 and $568.8 million and $457.4 million respectively, at December 31, 2020. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.
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
Asset Quality
In response to the novel coronavirus (“COVID-19”) pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the COVID-19 pandemic. Modifications granted to customers allowed for full payment deferrals (principal and interest) or deferral of only principal payments. The balance of loans which underwent a modification and have not yet resumed payment as of September 30, 2021 and December 31, 2020 was $110.6 million and $332.7 million, respectively. The Company defines a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due. These modifications with active deferrals met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed troubled debt restructurings, referred to as TDRs (as defined below). Additionally, loans that are performing in accordance with the contractual terms of the modification are not reflected as being past due and therefore are not impacting non-accrual or delinquency totals as of September 30, 2021 and December 31, 2020. The Company continued to accrue interest on these COVID-19 modified loans and evaluated the deferred interest for collectability as of September 30, 2021 and December 31, 2020.
The Appropriations Act, which was enacted on December 27, 2020, extends certain provisions related to the COVID-19 pandemic in the United States (which were due to expire) and provides additional emergency relief to individuals and businesses. Included within the provisions of the Appropriations Act is the extension of Section 4013 of the CARES Act to January 1, 2022. As such, the Company intends to apply the TDR relief granted pursuant to such section to any qualifying loan modifications executed during the allowable time period.
The Company manages its loan portfolio with careful monitoring. As a general rule, loans more than 90 days past due with respect to principal and interest are classified as non-accrual loans. Exceptions may be made if management believes that collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest, or the loan is accounted for as a purchased credit impaired (“PCI”) loan. In addition, as permitted by banking regulations, certain consumer loans past due 90 days or more may continue to accrue interest. The Company may also use discretion regarding other loans over 90 days delinquent if the loan is well secured and in the process of collection. Non-accrual loans and loans that are more than 90 days past due but still accruing interest are considered non-performing loans.
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
The following is a summary pertaining to the breakdown of the Company’s non-accrual loans:

	As of September 30,	As of December 31,
	2021	2020
	(In thousands)
Commercial and industrial	$17,640	$11,714
Commercial real estate	272	915
Business banking	11,254	17,430
Residential real estate	7,185	6,815
Consumer home equity	3,491	3,602
Other consumer	771	529
Total non-accrual loans	$40,613	$41,005
The following tables show the age analysis of past due loans as of the dates indicated:

	As of September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(In thousands)
Commercial and industrial	$529	$2,068	$2,043	$4,640	$1,647,807	$1,652,447	$—
Commercial real estate	—	—	1,171	1,171	3,824,015	3,825,186	1,171
Commercial construction	—	—	—	—	243,146	243,146	—
Business banking	3,351	634	5,497	9,482	1,216,056	1,225,538	—
Residential real estate	9,014	2,426	5,515	16,955	1,474,314	1,491,269	278
Consumer home equity	2,319	415	3,111	5,845	842,725	848,570	9
Other consumer	1,107	362	771	2,240	216,166	218,406	—
Total	$16,320	$5,905	$18,108	$40,333	$9,464,229	$9,504,562	$1,458

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing
	(In thousands)
Commercial and industrial	$4	$268	$1,924	$2,196	$1,992,820	$1,995,016	$848
Commercial real estate	—	556	1,545	2,101	3,571,529	3,573,630	1,111
Commercial construction	—	—	—	—	305,708	305,708	—
Business banking	5,279	3,311	10,196	18,786	1,320,378	1,339,164	—
Residential real estate	9,184	2,517	4,904	16,605	1,354,352	1,370,957	279
Consumer home equity	1,806	364	3,035	5,205	863,065	868,270	9
Other consumer	1,978	234	517	2,729	275,051	277,780	—
Total	$18,251	$7,250	$22,121	$47,622	$9,682,903	$9,730,525	$2,247
In the normal course of business, the Company may become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as non-performing loans (which consist of non-accrual loans and loans that are more than 90 days past due but still accruing interest). Based upon the Company’s past experiences, some of these loans with potential weaknesses will ultimately be restructured or placed in non-accrual status. As of both September 30, 2021 and December 31, 2020, we are unable to reasonably estimate the amount of these loans that will be restructured or placed on non-accrual status.
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
The following tables show the TDR loans on accrual and non-accrual status as of the dates indicated:

	As of September 30, 2021
	TDRs on Accrual Status		TDRs on Non-Accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$3,940	6	$10,944	7	$14,884
Commercial real estate	1	3,520	—	—	1	3,520
Business banking	5	3,888	5	1,262	10	5,150
Residential real estate	127	20,092	26	3,135	153	23,227
Consumer home equity	73	3,280	16	744	89	4,024
Other consumer	2	3	1	18	3	21
Total	209	$34,723	54	$16,103	263	$50,826

	As of December 31, 2020
	TDRs on Accrual Status		TDRs on Non-Accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$5,628	7	$6,819	8	$12,447
Commercial real estate	1	3,521	1	480	2	4,001
Business banking	6	4,471	6	722	12	5,193
Residential real estate	146	23,416	27	3,273	173	26,689
Consumer home equity	91	4,030	12	815	103	4,845
Other consumer	3	29	—	—	3	29
Total	248	$41,095	53	$12,109	301	$53,204
The amount of specific reserve associated with the TDRs was $3.1 million and $3.5 million at September 30, 2021 and December 31, 2020, respectively. There were additional commitments to lend of $0.5 million to borrowers who have been a party to a TDR as of September 30, 2021. There were no additional commitments to lend to borrowers who have been party to a TDR as of December 31, 2020.
The following tables show the modifications which occurred during the periods and the change in the recorded investment subsequent to the modifications occurring:

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Business banking	—	$—	$—	1	$462	$462
Residential real estate	—	—	—	1	295	295
Consumer home equity	2	200	200	2	200	200
Total	2	$200	$200	4	$957	$957
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
At September 30, 2021 and December 31, 2020, the outstanding recorded investment of loans that were new TDR loans during the nine months ended September 30, 2021 and the year ended December 31, 2020 was $1.0 million and $3.9 million, respectively.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Interest only/principal deferred	$—	$—	$—	$1,305
Extended maturity	200	—	200	35
Extended maturity and interest only/principal deferred	—	—	—	427
Court-ordered concession	—	35	295	1,033
Other	—	—	462	—
Total	$200	$35	$957	$2,800
The following table shows the number of loans and the recorded investment amount of those loans, as of the respective date, that have been modified during the prior 12 months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted (1):
Business banking	—	$—	—	$—	1	$404	—	$—
Consumer home equity	—	—	1	40	1	56	1	40
Total	—	$—	1	$40	2	$460	1	$40
(1)This table does not reflect any TDRs which were fully charged off, paid off, or otherwise settled during the period.

During the three and nine months ended September 30, 2021, no amounts were charged-off on TDRs modified in the prior 12 months. During the three and nine months ended September 30, 2020, there were $0.2 million and $0.6 million in charge-offs on TDRs modified in the prior 12 months.
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
The following table summarizes the Company’s impaired loans by loan portfolio as of the dates indicated:

	As of September 30, 2021			As of December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$13,807	$15,188	$—	$9,182	$11,212	$—
Commercial real estate	3,793	3,832	—	3,955	3,974	—
Business banking	3,557	4,564	—	5,250	7,659	—
Residential real estate	11,352	12,727	—	14,730	17,010	—
Consumer home equity	1,895	1,895	—	2,571	2,571	—
Other consumer	22	22	—	29	29	—
Sub-total	34,426	38,228	—	35,717	42,455	—
With an allowance recorded:
Commercial and industrial	7,773	8,350	4,287	8,161	8,432	4,555
Commercial real estate	—	—	—	480	497	210
Business banking	11,584	15,978	669	16,651	21,146	1,435
Residential real estate	12,142	12,142	1,462	12,326	12,326	1,565
Consumer home equity	2,128	2,128	256	2,274	2,274	289
Other consumer	200	200	200	—	—	—
Sub-total	33,827	38,798	6,874	39,892	44,675	8,054
Total	$68,253	$77,026	$6,874	$75,609	$87,130	$8,054

The following tables display information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$12,517	$39	$11,405	$131
Commercial real estate	3,909	45	4,047	133
Business banking	3,988	25	4,586	75
Residential real estate	11,561	113	12,349	344
Consumer home equity	1,877	13	1,988	47
Other consumer	22	—	24	—
Sub-total	33,874	235	34,399	730
With an allowance recorded:
Commercial and industrial	7,808	—	7,849	—
Commercial real estate	—	—	271	—
Business banking	12,642	14	14,560	43
Residential real estate	12,290	127	13,093	387
Consumer home equity	2,108	15	2,232	53
Other consumer	67	—	22	—
Sub-total	34,915	156	38,027	483
Total	$68,789	$391	$72,426	$1,213

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$9,273	$48	$14,152	$167
Commercial real estate	4,408	45	5,433	134
Commercial construction	280	—	125	—
Business banking	3,298	30	2,659	66
Residential real estate	13,513	129	13,141	399
Consumer home equity	3,034	21	3,287	61
Other consumer	53	1	33	1
Sub-total	33,859	274	38,830	828
With an allowance recorded:
Commercial and industrial	6,229	—	8,168	—
Commercial real estate	1,017	—	625	—
Business banking	17,452	15	13,063	44
Residential real estate	14,165	144	13,708	446
Consumer home equity	2,417	23	2,692	69
Sub-total	41,280	182	38,256	559
Total	$75,139	$456	$77,086	$1,387
Purchased Credit Impaired Loans

The following table displays the outstanding and carrying amounts of PCI loans as of the dates indicated:

	September 30,	December 31,
	2021	2020
	(In thousands)
Outstanding balance	$4,484	$9,982
Carrying amount	4,426	9,297
The excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of period	$2,981	$2,994	$2,495	$3,923
Accretion	(245)	(298)	(877)	(1,058)
Other change in expected cash flows	(1,161)	(44)	(1,370)	(209)
Reclassification from (to) non-accretable difference for loans with improved (deteriorated) cash flows	—	—	1,327	(4)
Balance at end of period	$1,575	$2,652	$1,575	$2,652
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
The following table summarizes the Company’s loan participations:

	As of and for the Nine Months Ended September 30, 2021				As of and for the Year Ended December 31, 2020
	Balance	Non-performing Loan Rate (%)	Impaired (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Impaired (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$632,229	1.73%	1.73%	$—	$598,873	1.11%	1.11%	$—
Commercial real estate	385,782	0.00%	0.00%	—	306,202	0.00%	0.00%	—
Commercial construction	72,374	0.00%	0.00%	—	119,600	0.00%	0.00%	—
Business banking	104	0.00%	0.00%	—	34	0.00%	0.00%	15
Total loan participations	$1,090,489	1.00%	1.00%	$—	$1,024,709	0.65%	0.65%	$15

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
As of the dates indicated, the Company had the following related to operating leases:

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Right-of-use assets	$75,196	$81,596
Lease liabilities	79,187	85,330
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s consolidated balance sheets.
The following tables are a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In thousands)
Operating lease cost	$3,478	$10,560
Finance lease cost	50	116
Variable lease cost	617	1,564
Total lease cost	$4,145	$12,240

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In thousands)
Operating lease cost	$3,596	$10,810
Finance lease cost	24	43
Variable lease cost	509	1,479
Total lease cost	$4,129	$12,332
During the three and nine months ended September 30, 2021 the Company made $3.5 million and $10.6 million respectively, in cash payments for operating and finance lease payments. During the three and nine months ended September 30, 2020 the Company made $3.6 million and $10.6 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of September 30, 2021	As of December 31, 2020
Weighted-average remaining lease term (in years)	7.96	8.50
Weighted-average discount rate	2.62%	2.65%

6. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization by reporting unit at the dates indicated below:

	As of September 30, 2021
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$298,611	$73,861	$372,472
Balances subject to amortization
Insurance agency (1)	—	7,234	7,234
Core deposit intangible	66	—	66
Total other intangible assets	66	7,234	7,300
Total goodwill and other intangible assets	$298,677	$81,095	$379,772
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.

	As of December 31, 2020
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$298,611	$70,866	$369,477
Balances subject to amortization
Insurance agency (1)	—	6,899	6,899
Core deposit intangible	158	—	158
Total other intangible assets	158	6,899	7,057
Total goodwill and other intangible assets	$298,769	$77,765	$376,534
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.
The Company acquired two insurance agencies during the nine months ended September 30, 2021. The aggregate purchase price and goodwill recorded as a result of the acquisitions were not material.
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has identified and assigned goodwill to two reporting units - the banking business and insurance agency business. The quantitative assessments for both the banking business and insurance agency business were most recently performed as of September 30, 2021. The assessment for the banking business included a market capitalization analysis, as well as a comparison of the banking business’ book value to the implied fair value using a pricing multiple of the Company’s tangible book value. The assessment for insurance agency business included a price-to-earnings analysis, as well as an EBITDA multiplier valuation based upon recent and observed agency mergers and acquisitions. The Company considered the economic conditions for the period including the potential impact of the COVID-19 pandemic as it pertains to the goodwill above and determined that there was no indication of impairment related to goodwill as of September 30, 2021 or December 31, 2020.
Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic as it pertains to these intangible assets and determined that there was no indication of impairment related to other intangible assets as of September 30, 2021 or December 31, 2020.

7. Earnings Per Share (“EPS”)
Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the three and nine months ended September 30, 2021, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the three and nine months ended September 30, 2020 as the Company had no shares outstanding.

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$37,106	$119,578

Average number of common shares outstanding	186,758,154	186,758,154
Less: Average unallocated ESOP shares	(14,459,539)	(14,583,685)
Average number of common shares outstanding used to calculate basic earnings per common share	172,298,615	172,174,469
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	172,298,615	172,174,469
Earnings per common share
Basic and diluted	$0.22	$0.69
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
As of September 30, 2021 and December 31, 2020, the Company had $85.5 million and $59.8 million, respectively, in tax credit investments that were included in other assets in the consolidated balance sheets.
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

The following table presents the Company’s investments in low income housing projects accounted for using the proportional amortization method for the periods indicated:

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Current recorded investment included in other assets	$82,533	$58,504
Commitments to fund qualified affordable housing projects included in recorded investment noted above	49,611	31,487
The following table presents additional information related to the Company's investments in LIHTC projects for the period indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Tax credits and benefits recognized	$1,730	$1,539	$4,717	$4,597
Amortization expense included in income tax expense	1,496	1,263	4,255	3,715
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the consolidated balance sheet and totaled $3.0 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively. There were no outstanding commitments related to these investments as of September 30, 2021. There was $1.7 million in outstanding commitments related to these investments as of December 31, 2020.
During the three months ended September 30, 2020, in reviewing its tax credit equity investments for impairment, the Company identified an immaterial correction to the investment balances primarily related to prior periods. Accordingly, during the three months ended September 30, 2020, the Company wrote off $7.6 million of the tax credit equity investment balances as a component of noninterest expense and other assets to reflect the remaining benefits from these investments. Management evaluated the correction in relation to the three and nine months ended September 30, 2020, as well as the preceding periods in which it originated and believes this correction is immaterial to both the consolidated quarterly and previous annual financial statements. During the three and nine months ended September 30, 2021, the Company performed a similar review and, accordingly, recorded an impairment and (recovery of) impairment as a result of management’s review of its tax credit equity investments for impairment of $1.1 million and $(0.3) million, respectively.
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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Components of net periodic benefit cost:
Service cost	$7,896	$6,231	$23,690	$18,694
Interest cost	1,269	2,617	3,805	7,849
Expected return on plan assets	(8,141)	(7,427)	(24,424)	(22,277)
Past service cost	(2,945)	7	(8,835)	19
Recognized net actuarial loss	3,537	2,361	10,612	7,082
Net periodic benefit cost	$1,616	$3,789	$4,848	$11,367
Service costs for the Defined Benefit Plan, the BEP, and the DB SERP are recognized within salaries and employee benefits in the statement of income. Service costs for the ODRCP are recognized within professional services in the statement of income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the statement of income. The Company’s non-service cost expenses for the Defined Benefit Plan and the BEP decreased by $3.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and decreased by $11.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This was primarily due to the conversion of the Company's Defined Benefit Plan and BEP from a traditional final average earnings plan design to a cash balance plan design.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2020, and did not make any contributions to the Defined Benefit Plan during the nine months ended September 30, 2021. During the three months ended September 30, 2020, there were no contributions made to the Defined Benefit Plan. During the nine months ended September 30, 2020, the Company made contributions to the Defined Benefit Plan of $32.5 million.
Rabbi Trust Variable Interest Entity
The Company established a rabbi trust to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trust is considered a variable interest entity (“VIE”) as the equity investment at risk is insufficient to permit the trust to finance its activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trust as it has the power to direct the activities of the rabbi trust that significantly affect the rabbi trust’s economic performance and it has the obligation to absorb losses of the rabbi trust that could potentially be significant to the rabbi trust by virtue of its contingent call options on the rabbi trust’s assets in the event of the Company’s bankruptcy. As the primary beneficiary of this VIE, the Company consolidates the rabbi trust investments. In general, the rabbi trust investments and any earnings received thereon are accumulated, reinvested and used exclusively for trust purposes. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in other assets in the Company's consolidated balance sheet. Changes in fair value are recorded in noninterest income. At September 30, 2021 and December 31, 2020 the amount of rabbi trust investments at fair value were $98.2 million and $91.7 million, respectively.
Investments in rabbi trust accounts are recorded at fair value within the Company's consolidated balance sheets with changes in fair value recorded through noninterest income. The following table presents the book value, mark-to-market, and fair value of assets held in rabbi trust accounts by asset type:

	As of September 30, 2021			As of December 31, 2020
	Book Value	Mark-to-Market	Fair Value	Book Value	Mark-to-Market	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$4,476	$—	$4,476	$5,157	$—	$5,157
Equities	65,670	19,880	85,550	59,235	19,492	78,727
Fixed income	7,976	172	8,148	7,441	358	7,799
Total assets	$78,122	$20,052	$98,174	$71,833	$19,850	$91,683

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
The following table summarizes the above financial instruments as of the dates indicated:

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Commitments to extend credit	$4,387,306	$3,818,952
Standby letters of credit	58,734	60,221
Forward commitments to sell loans	49,105	41,160
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
In the second quarter of 2021, the Company entered into a preliminary settlement of two purported class action matters concerning overdraft and nonsufficient funds fees. The matters were filed in the Massachusetts Superior Court in

November 2019 and April 2021, respectively, and are expected to be consolidated into one matter for final settlement purposes. As of September 30, 2021, the Company estimated the settlement expense, including related costs, to be $3.3 million.
As a member of the Federal Reserve System, the Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston (the “FRBB”). However, in response to the COVID-19 pandemic, the Federal Reserve temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of either September 30, 2021 or December 31, 2020.
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
Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company may enter into interest rate swaps in which it pays floating and receives fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate commercial loans. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. As of September 30, 2021 and December 31, 2020, the Company does not have any active interest rate swaps which qualify as cash flow hedges for accounting purposes.
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
The following table presents the pre-tax impact of terminated cash flow hedges on accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2021 and September 30, 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Unrealized gains on terminated hedges included in AOCI – beginning of respective period	$24,980	$30,579	$41,473	$—
Unrealized gains on terminated hedges arising during the period	—	26,410	—	57,362
Reclassification adjustments for amortization of unrealized (gains) into net income	(7,851)	(7,036)	(24,344)	(7,409)
Unrealized gains on terminated hedges included in AOCI – September 30	$17,129	$49,953	$17,129	$49,953
The balance of terminated cash flow hedges in AOCI will be amortized into earnings through January 2023. The Company expects approximately $16.5 million to be reclassified into interest income from other comprehensive income related to the Company’s terminated cash flow hedges in the next 12 months as of September 30, 2021.
Customer-Related Positions
Interest rate swaps offered to commercial customers do not qualify as hedges for accounting purposes. These swaps allow the Company to retain variable rate commercial loans while allowing the commercial customer to synthetically fix the loan rate by entering into a variable-to-fixed rate interest rate swap. The Company believes that its exposure to commercial customer derivatives is limited to nonperformance by either the customer or the dealer because these contracts are simultaneously matched at inception with an offsetting transaction.
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

	September 30, 2021
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	510	$3,169,358
Risk participation agreements	66	263,847
Foreign exchange contracts:
Matched commercial customer book	52	6,516
Foreign currency loan	4	9,977

	December 31, 2020
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	576	$3,652,385
Risk participation agreements	70	287,732
Foreign exchange contracts:
Matched commercial customer book	40	4,242
Foreign currency loan	3	10,798
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheet for the periods indicated. There were no derivatives designated as hedging instruments at September 30, 2021 or December 31, 2020.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2021	Fair Value at December 31, 2020	Balance Sheet Location	Fair Value at September 30, 2021	Fair Value at December 31, 2020
	(In thousands)
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$80,102	$141,822	Other liabilities	$25,274	$42,600
Risk participation agreements	Other assets	347	722	Other liabilities	594	1,230
Foreign currency exchange contracts - matched customer book	Other assets	44	90	Other liabilities	31	77
Foreign currency exchange contracts - foreign currency loan	Other assets	120	9	Other liabilities	—	69
Total		$80,613	$142,643		$25,899	$43,976
The table below presents the net effect of the Company’s derivative financial instruments on the consolidated income statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Derivatives designated as hedges:
(Loss) gain in OCI on derivatives	$—	$(142)	$—	$46,869
Gain reclassified from OCI into interest income (effective portion)	$7,851	$8,405	$24,344	$18,651
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—	—	—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain (loss) recognized in interest rate swap income	$832	$904	$4,596	$(6,063)
(Loss) gain recognized in interest rate swap income for risk participation agreements	(4)	11	260	(370)
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	8	(86)	—	(17)
Foreign currency loan	72	149	181	179
Total gain (loss) for derivatives not designated as hedges	$908	$978	$5,037	$(6,271)
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
The Company’s exposure related to its customer-related interest rate swap derivatives consists of exposure on cleared derivative transactions and exposure on non-cleared derivative transactions.
Cleared derivative transactions are with CME and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At September 30, 2021, the Company had no exposure to CME for settled variation margin in excess of the customer-related interest rate swap termination values. At December 31, 2020, the Company’s exposure to CME for settled variation margin in excess of the customer-related interest rate swap termination values was less than $0.1 million. In addition, at September 30, 2021 and December 31, 2020, the Company had posted initial-margin collateral in the form of a U.S. Treasury note amounting to $49.4 million and $60.4 million, respectively, to CME for these derivatives. The U.S. Treasury note was considered a restricted asset and was included in available for sale securities within the Company's consolidated balance sheets.
At September 30, 2021 and December 31, 2020 the fair value of all customer-related interest rate swap derivatives with credit-risk related contingent features that were in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, totaled $21.7 million and $42.6 million, respectively. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At September 30, 2021 and December 31, 2020, the Company had posted collateral in the form of cash amounting to $27.8 million and $49.2 million, respectively, which was considered to be a restricted asset and was included in other short-term investments within the Company's consolidated balance sheets. If the Company had breached any of these provisions at September 30, 2021 or December 31, 2020, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
12. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of September 30, 2021 and December 31, 2020, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its consolidated balance sheet, as of the dates indicated:

	As of September 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Customer-related positions:
Interest rate swaps	$80,102	$—	$80,102	$859	$—	$79,243
Risk participation agreements	347	—	347	—	—	347
Foreign currency exchange contracts – matched customer book	44	—	44	—	—	44
Foreign currency exchange contracts – foreign currency loan	120	—	120	—	—	120
	$80,613	$—	$80,613	$859	$—	$79,754
Derivative Liabilities
Customer-related positions:
Interest rate swaps	$25,274	$—	$25,274	$859	$24,415	$—
Risk participation agreements	594	—	594	—	—	594
Foreign currency exchange contracts – matched customer book	31	—	31	—	—	31
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$25,899	$—	$25,899	$859	$24,415	$625

	As of December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Customer-related positions:
Interest rate swaps	$141,822	$—	$141,822	$48	$—	$141,774
Risk participation agreements	722	—	722	—	—	722
Foreign currency exchange contracts – matched customer book	90	—	90	—	(1)	89
Foreign currency exchange contracts – foreign currency loan	9	—	9	—	—	9
	$142,643	$—	$142,643	$48	$(1)	$142,594
Derivative Liabilities
Customer-related positions:
Interest rate swaps	$42,600	$—	$42,600	$48	$42,552	$—
Risk participation agreements	1,230	—	1,230	—	—	1,230
Foreign currency exchange contracts – matched customer book	77	—	77	—	—	77
Foreign currency exchange contracts – foreign currency loan	69	—	69	—	—	69
	$43,976	$—	$43,976	$48	$42,552	$1,376
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $55.1 million at September 30, 2021 and $53.9 million at December 31, 2020. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at September 30, 2021 and December 31, 2020, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$4,073,368	$—	$4,073,368	$—
Government-sponsored commercial mortgage-backed securities	431,009	—	431,009	—
U.S. Agency bonds	841,283	—	841,283	—
U.S. Treasury securities	69,182	69,182	—	—
State and municipal bonds and obligations	274,470	—	274,470	—
Rabbi trust investments	98,174	90,026	8,148	—
Loans held for sale	1,757	—	1,757	—
Interest rate swap contracts
Customer-related positions	80,102	—	80,102	—
Risk participation agreements	347	—	347	—
Foreign currency forward contracts
Matched customer book	44	—	44	—
Foreign currency loan	120	—	120	—
Total	$5,869,856	$159,208	$5,710,648	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$25,274	$—	$25,274	$—
Risk participation agreements	594	—	594	—
Foreign currency forward contracts
Matched customer book	31	—	31	—
Foreign currency loan	—	—	—	—
Total	$25,899	$—	$25,899	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,148,800	$—	$2,148,800	$—
Government-sponsored commercial mortgage-backed securities	17,081	—	17,081	—
U.S. Agency bonds	666,709	—	666,709	—
U.S. Treasury securities	70,369	70,369	—	—
State and municipal bonds and obligations	280,902	—	280,902	—
Rabbi trust investments	91,683	83,884	7,799	—
Loans held for sale	1,140	—	1,140	—
Interest rate swap contracts
Customer-related positions	141,822	—	141,822	—
Risk participation agreements	722	—	722	—
Foreign currency forward contracts
Matched customer book	90	—	90	—
Foreign currency loan	9	—	9	—
Total	$3,419,327	$154,253	$3,265,074	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$42,600	$—	$42,600	$—
Risk participation agreements	1,230	—	1,230	—
Foreign currency forward contracts
Matched customer book	77	—	77	—
Foreign currency loan	69	—	69	—
Total	$43,976	$—	$43,976	$—
There were no transfers to or from Level 1, 2 and 3 during the nine months ended September 30, 2021 and year ended December 31, 2020.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2021 or December 31, 2020.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of September 30, 2021 and December 31, 2020.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$15,484	$—	$—	$15,484

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$11,036	$—	$—	11,036
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of September 30, 2021	Fair Value as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Loans, net of allowance for loan losses	$9,378,060	$9,512,887	$—	$—	$9,512,887
FHLB stock	10,601	10,601	—	10,601	—
Bank-owned life insurance	79,259	79,259	—	79,259	—
Liabilities
Deposits	$13,649,964	$13,649,818	$—	$13,649,818	$—
FHLB advances	14,172	13,728	—	13,728	—
Escrow deposits from borrowers	15,900	15,900	—	15,900	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2020	Fair Value as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Loans, net of allowance for loan losses	$9,593,958	$9,779,195	$—	$—	$9,779,195
FHLB stock	8,805	8,805	—	8,805	—
Bank-owned life insurance	78,561	78,561	—	78,561	—
Liabilities
Deposits	$12,155,784	$12,155,843	$—	$12,155,843	$—
FHLB advances	14,624	14,434	—	14,434	—
Escrow deposits from borrowers	13,425	13,425	—	13,425	—
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
14. Revenue from Contracts with Customers
Revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) is recognized when control of goods or services is transferred to the customer, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company measures revenue and timing of recognition by applying the following five steps:
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Insurance commissions	$21,956	$21,884	$73,767	$72,058
Service charges on deposit accounts	5,935	5,052	17,010	15,514
Trust and investment advisory fees	6,310	5,311	18,047	15,600
Debit card processing fees	3,030	2,721	8,949	7,528
Other noninterest income	2,318	1,689	6,233	5,226
Total noninterest income in-scope of ASC 606	39,549	36,657	124,006	115,926
Total noninterest income out-of-scope of ASC 606	3,660	11,052	20,148	12,809
Total noninterest income	$43,209	$47,709	$144,154	$128,735
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
Insurance commissions earned but not yet received amounted to $14.0 million as of September 30, 2021, and $15.8 million as of December 31, 2020, and were included in other assets.
Deposit Service Charges
The Company offers various deposit account products to its customers governed by specific deposit agreements applicable to either personal customers or business customers. These agreements identify the general conditions and obligations of both parties and include standard information regarding deposit account-related fees.
Deposit account services include providing access to deposit accounts as well as access to the various deposit transactional services of the Company. These transactional services are primarily those that are identified in the standard fee schedule, and include, but are not limited to, services such as overdraft protection, wire transfer, and check collection. The Company may charge monthly fixed service fees associated with the customer having access to the deposit account as well as separate fixed fees associated with and at the time specific transactions are entered into by the customer. As such, the Company considers that its performance obligations are fulfilled when customers are provided deposit account access or when the requested deposit transaction is completed.

Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $0.9 million and $1.0 million as of September 30, 2021 and December 31, 2020 and were included in other assets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both September 30, 2021 and December 31, 2020 and were included in other assets.
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

15. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive (loss) income:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(27,741)	$6,132	$(21,609)	$(90,088)	$19,911	$(70,177)
Less: reclassification adjustment for gains included in net income	1	—	1	1,166	(257)	909
Net change in fair value of securities available for sale	(27,742)	6,132	(21,610)	(91,254)	20,168	(71,086)
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	—	—	—	—	—	—
Less: net cash flow hedge gains reclassified into interest income(1)	7,851	(2,207)	5,644	24,344	(6,843)	17,501
Net change in fair value of cash flow hedges	(7,851)	2,207	(5,644)	(24,344)	6,843	(17,501)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(3,537)	994	(2,543)	(10,612)	2,983	(7,629)
Less: accretion of prior service cost	2,945	(828)	2,117	8,835	(2,484)	6,351
Net change in other comprehensive income for defined benefit postretirement plans	592	(166)	426	1,777	(499)	1,278
Total other comprehensive loss	$(35,001)	$8,173	$(26,828)	$(113,821)	$26,512	$(87,309)
(1)Represents amortization of realized gains on terminated cash flow hedges for the three and nine months ended September 30, 2021. The total realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $12.3 million, net of tax, at September 30, 2021.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized (losses) gains on securities available for sale:
Change in fair value of securities available for sale	$(5,563)	$1,242	$(4,321)	$28,750	$(6,370)	$22,380
Less: reclassification adjustment for gains included in net income	—	—	—	285	(63)	222
Net change in fair value of securities available for sale	(5,563)	1,242	(4,321)	28,465	(6,307)	22,158
Unrealized (losses) gains on cash flow hedges:
Change in fair value of cash flow hedges	(142)	40	(102)	46,869	(13,175)	33,694
Less: net cash flow hedge gains reclassified into interest income(1)	8,405	(2,363)	6,042	18,651	(5,243)	13,408
Net change in fair value of cash flow hedges	(8,547)	2,403	(6,144)	28,218	(7,932)	20,286
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(2,361)	664	(1,697)	(7,082)	1,990	(5,092)
Less: amortization of prior service cost	(7)	2	(5)	(19)	5	(14)
Net change in other comprehensive income for defined benefit postretirement plans	2,368	(666)	1,702	7,101	(1,995)	5,106
Total other comprehensive (loss) income	$(11,742)	$2,979	$(8,763)	$63,784	$(16,234)	$47,550
(1)Includes amortization of $5.1 million and $5.3 million of the remaining balance of realized but unrecognized gains, net of tax, on terminated cash flow hedges for the three and nine months ended September 30, 2020, respectively. The original realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $35.9 million, net of tax, at September 30, 2020.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2021	$45,672	$29,815	$(21,253)	$54,234
Other comprehensive loss before reclassifications	(70,177)	—	—	(70,177)
Less: Amounts reclassified from accumulated other comprehensive income	909	17,501	(1,278)	17,132
Net current-period other comprehensive (loss) income	(71,086)	(17,501)	1,278	(87,309)
Ending Balance: September 30, 2021	$(25,414)	$12,314	$(19,975)	$(33,075)
Beginning Balance: January 1, 2020	$21,798	$15,624	$(81,269)	$(43,847)
Other comprehensive income before reclassifications	22,380	33,694	—	56,074
Less: Amounts reclassified from accumulated other comprehensive income (loss)	222	13,408	(5,106)	8,524
Net current-period other comprehensive income	22,158	20,286	5,106	47,550
Ending Balance: September 30, 2020	$43,956	$35,910	$(76,163)	$3,703

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
Results of operations and selected financial information by segment and reconciliation to the consolidated financial statements as of and for the three months ended September 30, 2021 and 2020, and for the nine months ended September 30, 2021 and 2020, was as follows:

	As of and for the three months ended September 30,
	2021				2020
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$102,691	$—	$—	$102,691	$98,742	$—	$—	$98,742
(Release of) provision for loan losses	(1,488)	—	—	(1,488)	700	—	—	700
Net interest income after provision for loan losses	104,179	—	—	104,179	98,042	—	—	98,042
Noninterest income	20,783	22,508	(82)	43,209	25,288	22,571	(150)	47,709
Noninterest expense	80,474	19,538	(1,042)	98,970	91,509	19,506	(1,198)	109,817
Income before provision for income taxes	44,488	2,970	960	48,418	31,821	3,065	1,048	35,934
Income tax provision	10,471	841	—	11,312	6,561	868	—	7,429
Net income	$34,017	$2,129	$960	$37,106	$25,260	$2,197	$1,048	$28,505
Total assets	$17,324,816	$207,996	$(71,589)	$17,461,223	$15,332,420	$202,319	$(74,145)	$15,460,594
Total liabilities	$14,051,100	$52,420	$(71,589)	$14,031,931	$13,761,414	$59,953	$(74,145)	$13,747,222

	For the nine months ended September 30,
	2021				2020
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$307,390	$—	$—	$307,390	$297,643	$—	$—	$297,643
(Release of) provision for loan losses	(5,368)	—	—	(5,368)	37,900	—	—	37,900
Net interest income after provision for loan losses	312,758	—	—	312,758	259,743	—	—	259,743
Noninterest income	69,308	74,959	(113)	144,154	55,935	72,979	(179)	128,735
Noninterest expense	243,549	59,844	(3,039)	300,354	251,688	57,231	(3,165)	305,754
Income before provision for income taxes	138,517	15,115	2,926	156,558	63,990	15,748	2,986	82,724
Income tax provision	32,728	4,252	—	36,980	11,468	4,456	—	15,924
Net income	$105,789	$10,863	$2,926	$119,578	$52,522	$11,292	$2,986	$66,800
17. Subsequent Events
Equity Incentive Plan
On October 1, 2021, our Board of Directors approved the Eastern Bankshares Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan will become effective on November 29, 2021 if shareholders approve the 2021 Equity Plan at the special meeting of shareholders to be held on that date. The 2021 Equity Plan provides for the grant of restricted stock, restricted stock units, non-qualified stock options, and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Incentive stock options may only be granted to employees of the Company’s subsidiaries and affiliates. No awards have been made under the 2021 Equity Plan. However, initial awards to our non-employee directors are set forth in the 2021 Equity Plan and will be self-executing on the day following the approval of the Plan by shareholders, if such approval is received. The estimated aggregate amount of the initial grants to non-employee directors is approximately $13.75 million which is comprised of an individual grant amount to each non-employee director that is not to exceed $1.25 million. These amounts are based upon the fair market value of the Company’s common stock on October 1, 2021. The actual value of the awards, and the number of shares underlying such awards, is not determinable as their value will depend upon the fair market value of the Company’s common stock on the date of the grant.
Share Repurchases
On October 28, 2021, the Company announced that its Board of Directors has approved a stock repurchase program pursuant to which the Company may purchase up to 9,337,900 shares, or 5% of the Company’s outstanding shares of common stock over a 12-month period. The authorization is contingent upon the non-objection from the Federal Reserve. The Company’s request for non-objection is pending. The Company is unable to predict whether the Federal Reserve will permit the Company to implement the proposed repurchase program in whole or part, whether the Federal Reserve will impose one or more related conditions on the Company, or the timing of such non-objection, if granted. If non-objection is granted by the Federal Reserve, repurchases will be made at management’s discretion from time to time at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of shares, general market conditions, the trading price of the shares, alternative uses for capital, and the Company’s financial performance. Repurchases may be suspended, terminated or modified by the Company at any time for any reason.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2021, and our results of operations for the three and nine months ended September 30, 2021 and 2020. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2020 Form 10-K.
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
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in Part I, Item 1A of our 2020 Form 10-K, as updated by Part II, Item 1A “Risk Factors” of the Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (“Q1 Form 10-Q”), and as may be further updated in our filings with the SEC from time to time.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in our 2020 Form 10-K. There have been no material changes in critical accounting policies during the three and nine months ended September 30, 2021.
Selected Financial Data
The selected consolidated financial and other data of the Company set forth below should be read in conjunction with more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q.

	As of September 30, 2021	As of December 31, 2020
	(Dollars in thousands, except per share data)
Selected Financial Position Data:
Total assets	$17,461,223	$15,964,190
Cash and cash equivalents	1,251,761	2,054,070
Securities available for sale	5,689,312	3,183,861
Loans, net of allowance for loan losses and unamortized premiums, net of unearned discounts and deferred fees	9,378,060	9,593,958
FHLB stock, at cost	10,601	8,805
Goodwill and other intangibles, net	379,772	376,534
Total liabilities	14,031,931	12,536,138
Total deposits	13,649,964	12,155,784
Total borrowings	30,072	28,049
Total shareholders’ equity	3,429,292	3,428,052
Non-performing loans	42,071	43,252
Non-performing assets	42,071	43,252
Per Share Data:
Book value	$18.36	$18.36
Tangible book value (1)	$16.33	$16.34
Capital Ratios:
Average equity to average assets	20.32%	14.72%
Total capital to risk weighted assets	28.33%	29.61%
Tier 1 capital to risk weighted assets	27.33%	28.46%
Common equity tier 1 capital to risk weighted assets	27.33%	28.46%
Tier 1 capital to average assets	18.18%	19.53%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.09%	1.16%
Allowance for loan losses as a percentage of non-performing loans	245.77%	261.33%
Non-performing loans as a percentage of total loans	0.44%	0.45%
Non-performing loans as a percentage of total assets	0.24%	0.27%
Total non-performing assets as a percentage of total assets	0.24%	0.27%
(1)Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” in this Part I, Item 2.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$103,468	$100,513	$310,282	$308,605
Interest expense	777	1,771	2,892	10,962
Net interest income	102,691	98,742	307,390	297,643
(Release of) provision for loan losses	(1,488)	700	(5,368)	37,900
Net interest income after provision for loan losses	104,179	98,042	312,758	259,743
Noninterest income	43,209	47,709	144,154	128,735
Noninterest expense	98,970	109,817	300,354	305,754
Income before income taxes	48,418	35,934	156,558	82,724
Provision for income taxes	11,312	7,429	36,980	15,924
Net income	$37,106	$28,505	$119,578	$66,800
Per Share Data:
Basic earnings per share	$0.22	$—	$0.69	$—
Diluted earnings per share	$0.22	$—	$0.69	$—
Performance Ratios:
Return on average assets (1) (6)	0.84%	0.80%	0.95%	0.68%
Return on average equity (2) (6)	4.27%	6.65%	4.67%	5.34%
Interest rate spread (FTE) (3) (6)	2.51%	3.00%	2.62%	3.24%
Net interest margin (FTE) (4) (6)	2.53%	3.04%	2.64%	3.33%
Noninterest expenses to average assets (6)	2.25%	3.07%	2.38%	3.10%
Efficiency ratio (5)	67.83%	74.99%	66.52%	71.71%
Average interest-earning assets to average interest-bearing liabilities	199.77%	183.68%	202.85%	176.64%
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
(6)Ratios have been annualized.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $17.5 billion and $16.0 billion at September 30, 2021 and December 31, 2020, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business, which contributed $123.5 million, or 84.6%, of our total income (pre-provision net interest and dividend income and noninterest income) for the three months ended September 30, 2021 and $376.7 million, or 83.4%, of our total income for the nine months ended September 30, 2021, and our insurance agency business, which contributed $22.5 million, or 15.4%, of our total income for the three months ended September 30, 2021 and $75.0 million, or 16.6%, of our total income for the nine months ended September 30, 2021. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth

Management division. Our insurance agency business consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients.
Net income for the three and nine months ended September 30, 2021 computed in accordance with GAAP was $37.1 million and $119.6 million, respectively, as compared to $28.5 million and $66.8 million for the three and nine months ended September 30, 2020, respectively, representing an increase of 30.2% and 79.0%, respectively. This increase was largely driven by a decrease in the provision for the allowance for loan losses of $2.2 million and $43.3 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, which is attributable to greater prior period provisions that resulted from the impact of the COVID-19 pandemic on the Bank’s borrowers during such periods, and current period releases of provisions for loans losses of $1.5 million and $5.4 million for the three and nine months ended September 30, 2021, respectively. These items are discussed further in the “Results of Operations” section below. Net income for the three and nine months ended September 30, 2021 and 2020 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and nine months ended September 30, 2021 was $37.4 million and $121.0 million compared to operating net income for the three and nine months ended September 30, 2020 of $32.3 million and $70.5 million, respectively, representing a respective increase of 15.7% and increase of 71.6%. These increases were largely driven by the aforementioned change in the provision for the allowance for loan losses. See “Non-GAAP Financial Measures” below for a reconciliation of operating net income to GAAP net income.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of September 30, 2021 and December 31, 2020, we had total commercial and industrial loans of $1.7 billion and $2.0 billion, representing 17.4% and 20.6%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. As of September 30, 2021 and December 31, 2020, our SNC Program portfolio totaled $399.0 million and $425.1 million, or 24.1% and 21.3%, respectively, of our commercial and industrial portfolio, and 42.0% and 46.4%, respectively, of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”). As of September 30, 2021 and December 31, 2020, our ABL Portfolio totaled $184.7 million and $134.5 million, or 11.2% and 6.7%, respectively, of our commercial and industrial portfolio. Our commercial and industrial portfolio also includes a portion of our PPP loans. As of September 30, 2021 and December 31, 2020, the amount of PPP loans included in our commercial and industrial portfolio was $215.7 million and $568.8 million, respectively.
•Commercial real estate: Loans in this category include mortgage loans on commercial real estate, both investment and owner occupied. As of September 30, 2021 and December 31, 2020, we had total commercial real estate loans of $3.8 billion and $3.6 billion, representing 40.3% and 36.8%, respectively, of our total loans. As of September 30, 2021, and December 31, 2020, owner occupied loans totaled $729.0 million and $694.6 million, representing 19.1% and 19.4%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of September 30, 2021 and December 31, 2020, we had total commercial construction loans of $243.1 million and $305.7 million, representing 2.6% and 3.1%, respectively, of our total loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1 million and small investment real estate projects with exposures of under $3 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of September 30, 2021 and December 31, 2020, we had total business banking loans of $1.2 billion and $1.3 billion, respectively, representing 12.9% and 13.8% of our total loans for each period end, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $501.9 million and $723.6 million, respectively, as of September 30, 2021, and $675.1 million and $664.1 million, respectively, as of December 31, 2020. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans. We also engage in SBA lending. SBA guarantees reduce our risk of loss when default occurs and are considered a credit enhancement to the loan structure. Our business banking portfolio also includes a portion of our PPP loans which are included in the aforementioned commercial and industrial business banking total. As of September 30, 2021 and December 31, 2020, the amount of PPP loans included in our business banking portfolio was $318.3 million and $457.4 million, respectively.
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of September 30, 2021 and December 31, 2020, we had total residential loans of $1.5 billion and $1.4 billion, respectively, representing 15.7% and 14.1%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and nine months ended September 30, 2021, residential real estate mortgage originations were $232.1 million and $743.5 million, respectively, of which $67.8 million and $171.1 million, respectively, were sold on the secondary markets. Comparatively, during the three and nine months ended September 30, 2020, residential real estate mortgage originations were $198.9 million and $582.8 million, respectively, of which $102.5 million and $307.0 million, respectively, were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of September 30, 2021 and December 31, 2020, we had total consumer home equity loans of $848.6 million and $868.3 million, representing 8.9% and 8.9%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of September 30, 2021 and December 31, 2020, we had total other consumer loans of $218.4 million and $277.8 million, representing 2.3% and 2.9%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable. Included in this category are $67.1 million and $126.7 million of automobile loans, respectively, at September 30, 2021 and December 31, 2020.
Other Banking Products and Services
In addition to our lending activities, which are the core part of our banking business, we offer other banking products and services primarily related to (i) other commercial banking products, (ii) other consumer deposit products and (iii) wealth management services.
Other Commercial Banking Products
•We offer a variety of deposit, treasury management, electronic banking, interest rate protection and foreign exchange products to our customers. Deposit products include checking products, both interest-bearing and noninterest-bearing, as well as money market deposits, savings deposits and certificates of deposits. Our treasury management products include a variety of cash management and payment products. Our interest rate protection and foreign exchange products include interest rate swaps and currency related transactions. As of September 30, 2021 and December 31, 2020, our total commercial deposits were $5.2 billion and $4.4 billion, respectively. During the three and nine months ended September 30, 2021 our commercial noninterest income was $4.1 million and $12.4 million, respectively, compared to $4.6 million and $13.0 million for the three and nine months ended September 30, 2020, respectively.
Other Consumer Deposit Products
•We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 86 branches located in eastern Massachusetts and New Hampshire, through our call center in our facility in Lynn, MA and through our online and mobile banking applications.
Wealth Management Services
•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of September 30, 2021 and December 31, 2020, we held $3.1 billion and $2.9 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the consolidated balance sheets included in this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2021, we had noninterest income of $6.3 million and $18.0 million, respectively, from providing these services compared to $5.3 million and $15.6 million, respectively, for the three and nine months ended September 30, 2020.
Insurance Agency Business
Our insurance agency business consists of insurance-related activities such as acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients through our wholly-owned agency, Eastern Insurance Group. Our insurance products include commercial property and liability, workers compensation, life, accident and health and automobile insurance. We also offer a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and executive services. As an agency business, we do not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services is the most significant portion of our noninterest income, representing $22.0 million and $73.8 million, respectively, or 50.8% and 51.2%, respectively of our noninterest income during the three and nine months ended September 30, 2021. Comparatively, such income represented $21.9 million and $72.1 million, or 45.9% and 56.0%, respectively, of our noninterest income during the three and nine months ended September 30, 2020. Our insurance business operates through 24 non-branch offices located primarily in eastern Massachusetts and had 406 full-time equivalent employees as of September 30, 2021.
Acquisitions
Proposed Acquisition

On April 7, 2021, we entered into a definitive merger agreement with Century Bancorp, Inc. (“Century”) under which we will acquire Century for $641.9 million in cash (the “Merger Agreement”). Century is the stock holding company of Century Bank and Trust Company, a Massachusetts-chartered stock bank headquartered in Medford, Massachusetts with $7.3 billion in assets, $6.4 billion in deposits and 28 full-service branches in Massachusetts as of June 30, 2021. All material closing conditions have been satisfied. Century shareholders approved the transaction on July 7, 2021, and we announced on September 27, 2021 we received the necessary regulatory approvals to complete the proposed merger. We currently expect to complete the transaction in mid-November of 2021. For additional information about the Merger Agreement and the proposed transaction, please see our Current Report on Form 8-K filed with the SEC on April 8, 2021. See also “Risk Factors” included in Part II, Item 1A of the Q1 Form 10-Q.
On September 30, 2021, we executed a definitive Purchase and Sale Agreement (the “P&S Agreement”) that provides for Eastern Bank to sell real estate that currently is owned by Century and located at 400 Mystic Avenue, Medford, Massachusetts (the “400 Mystic Parcel”), where Century maintains its executive offices. The purchase price for the 400 Mystic Parcel is $20.5 million in cash payable at the closing of the sale which is expected to occur in the mid-fourth quarter of 2021 after we complete the proposed merger described above. The obligations of the Bank to complete the sale of the 400 Mystic Parcel are expressly contingent upon the completion of our merger with Century, and Eastern Bank’s resulting ownership of the 400 Mystic Parcel. For additional information, see the “Contractual Obligations, Commitments and Contingencies,” section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Current Report on Form 10-Q..
Other Acquisitions
During the nine months ended September 30, 2021, Eastern Insurance Group completed two insurance agency acquisitions. The aggregate purchase price and goodwill recorded as a result of the acquisitions were not material. There were no acquisitions during the three months ended September 30, 2021.
Outlook and Trends
CECL Adoption
We currently follow the incurred loss model for determining the provision for loan losses and will adopt the current expected credit losses accounting methodology, commonly referred to as the “CECL model” on January 1, 2022. To date, we have concluded on segmentation, methodologies and other assumptions used for modeling and are currently working with third parties in validation efforts, model methodology documentation, project management and governance implementation. Additionally, we are heavily focused on the impact of the acquisition of Century Bank on the process. For further information, refer to Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Equity Incentive Plan
On October 1, 2021, our Board of Directors approved the Eastern Bankshares Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan will become effective on November 29, 2021 if shareholders approve the 2021 Equity Plan at the special meeting of shareholders to be held on that date. The 2021 Equity Plan provides for the grant of restricted stock, restricted stock units, non-qualified stock options, and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Incentive stock options may only be granted to employees of the Company’s subsidiaries and affiliates. No awards have been made under the 2021 Equity Plan. However, initial awards to our non-employee directors are set forth in the 2021 Equity Plan and will be self-executing on the day following the approval of the Plan by shareholders. The estimated aggregate amount of the initial grants to non-employee directors is approximately $13.75 million which is comprised of an individual grant amount to each non-employee director that is not to exceed $1.25 million. These amounts are based upon the fair market value of the Company’s common stock on October 1, 2021. The actual value of the awards is not determinable as their value will depend upon the fair market value of the Company’s common stock on the date of the grant.
Share Repurchases
On October 28, 2021, we announced that our Board of Directors has approved a stock repurchase program pursuant to which we may purchase up to 9,337,900 shares, or 5% of our outstanding shares of common stock over a 12-month period. The authorization is contingent upon the non-objection from the Federal Reserve. Our request for non-objection is pending. We are unable to predict whether the Federal Reserve will permit us to implement the proposed repurchase program in whole or part, whether the Federal Reserve will impose one or more related conditions on us, or the timing of such non-objection, if granted. If non-objection is granted by the Federal Reserve, repurchases will be made at management’s discretion from time to time at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of shares, general market conditions, the trading price of the shares, alternative uses for capital, and our financial performance. Repurchases may be suspended, terminated or modified by us at any time for any reason.
Century Acquisition
During the three and nine months ended September 30, 2021, we incurred and recorded merger and acquisition costs related to the proposed Century acquisition of $0.7 million and $4.8 million, respectively. The following table depicts Century-related merger and acquisition costs broken down by the line item on the consolidated statements of income for the periods indicated in which the costs are included:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

	(In thousands)
Salaries and employee benefits	$3	$5
Office occupancy and equipment	86	86
Data processing	55	1,139
Professional services	546	3,524
Other	50	50
Total	$740	$4,804
In addition to the Century-related costs, total merger and acquisition expenses disclosed in our non-GAAP financial measures include costs associated with the aforementioned insurance agency acquisitions completed during the year.
We anticipate incurring additional expenses related to the Century acquisition during the remainder of the year ending December 31, 2021.
Paycheck Protection Program Loans
We are a participating lender in the SBA’s Paycheck Protection Program. We concluded PPP loan originations in the second quarter of 2021 as the SBA announced in May 2021 that PPP funds were exhausted. The majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of our Eastern Wealth Management division and Eastern Insurance Group.
•During the nine months ended September 30, 2021, we originated approximately 6,600 PPP loans totaling $543.2 million. These loans have a maturity of five years. Fees received from the SBA and direct loan origination costs are being deferred over the five-year loan term. Through September 30, 2021, we had received $28.7 million in fees from the SBA and had deferred $4.0 million in direct loan origination costs related to 2021 originations.
•During the year ended December 31, 2020, we originated approximately 8,900 PPP loans totaling $1.2 billion. The majority of these loans have a maturity of two years. Fees received from the SBA and direct loan origination costs are being deferred over the loan term, which is generally two years. During the year ended December 31, 2020, we received $37.1 million in fees from the SBA and deferred $4.6 million in direct loan origination costs. During the nine months ended September 30, 2021, certain 2020 originations were modified and we received a nominal amount of additional fees from the SBA. We anticipate that the remaining 2020 originations will be forgiven during the year ending December 31, 2021.
•Net PPP fee accretion (fee accretion less cost amortization) for all PPP loans for the nine months ended September 30, 2021 was $23.5 million.

The following table shows certain data related to PPP originations by period:

	PPP Loans Originated During the		Total
	Nine Months Ended September 30, 2021	Year ended December 31, 2020
	(Dollars in thousands)
Number of loans originated	6,628	8,902	15,530
Original balance of loans originated	$543,212	$1,167,137	$1,710,349
Current balance of loans originated in respective periods	503,377	30,588	533,965
Total SBA fees received(1)	28,697	37,249	65,946
SBA fees recognized in interest income related to loans originated in respective periods(2)	5,927	36,934	42,861
Unaccreted SBA fees related to loans originated in respective periods	22,770	315	23,085
(1)Total SBA fees received on 2020 originations includes additional fees received from the SBA in 2021 for originations that were modified in 2021.
(2)Reflects life-to-date accretion.
The following table shows certain data related to our remaining PPP loans as of September 30, 2021:

Loan Size	Loan Balance	Number of Loans
	(Dollars in thousands)
$0 to $50 thousand	$76,961	4,454
$50 thousand to $150 thousand	88,864	1,020
$150 thousand to $1 million	231,104	697
$1 million to $2 million	71,600	50
$2 million to $5 million	51,363	22
Over $5 million	14,073	2
Total	$533,965	6,245
The following table shows the balance of our PPP loans by industry as of September 30, 2021:

Industry	Loan Balance	Number of Loans
	(Dollars in thousands)
Accommodation & food services	$102,057	650
Construction	79,965	862
Health care & social assistance	61,254	536
Professional, scientific & technical services	61,096	899
Other services	48,299	913
Manufacturing	36,921	230
Retail trade	24,612	519
Administrative & support	23,506	329
Wholesale trade	22,102	151
Transportation & warehousing	18,684	380
Real estate, rental & leasing	16,503	248
All other	38,966	528
Total	$533,965	6,245
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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) expenses indirectly associated with our initial public offering (“IPO”), (vii) other real estate owned (“OREO”) gains, (viii) merger and acquisition expenses, (ix) the stock donation to the Eastern Bank Charitable Foundation (now known as the Eastern Bank Foundation, or the “Foundation”) in connection with our mutual-to-stock conversion and IPO, and (x) settlement of putative consumer class action litigation matters related to overdraft and non-sufficient funds fees, and associated settlement expenses. There were no stock donations to the Foundation during the periods presented in this Quarterly Report on Form 10-Q.
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
The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net income (GAAP)	$37,106	$28,505	$119,578	$66,800
Non-GAAP adjustments:
Add:
Noninterest income components:
Losses (income) from investments held in rabbi trusts	289	(3,800)	(5,773)	(4,802)
Gains on sales of securities available for sale, net	(1)	—	(1,166)	(285)
(Gains) losses on sales of other assets	(490)	71	(537)	69
Noninterest expense components:
Rabbi trust employee (income) benefit expense	(53)	1,445	2,996	1,951
Impairment charge (reversal) on tax credit investments	1,133	7,590	(286)	7,590
Indirect IPO costs (1)	—	549	—	1,199
Gain on sale of other real estate owned	(87)	(546)	(87)	(546)
Merger and acquisition expenses	740	—	4,808	—
Settlement and expenses for putative class action matters	—	—	3,325	—
Total impact of non-GAAP adjustments	1,531	5,309	3,280	5,176
Less net tax benefit associated with non-GAAP adjustment (2)	1,246	1,492	1,833	1,455
Non-GAAP adjustments, net of tax	$285	$3,817	$1,447	$3,721
Operating net income (non-GAAP)	$37,391	$32,322	$121,025	$70,521

Weighted average common shares outstanding during the period:
Basic	172,298,615	n.a	172,174,469	n.a
Diluted	172,298,615	n.a	172,174,469	n.a

Earnings per share, basic	$0.22	n.a	$0.69	n.a
Earnings per share, diluted	$0.22	n.a	$0.69	n.a

Operating earnings per share, basic (non-GAAP)	$0.22	n.a	$0.70	n.a
Operating earnings per share, diluted (non-GAAP)	$0.22	n.a	$0.70	n.a
(1)Reflects costs associated with the IPO that are indirectly related to the IPO and were not recorded as a reduction of capital.
(2)The net tax benefit associated with these items is determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income.
The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income, noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net interest income (GAAP)	$102,691	$98,742	$307,390	$297,643
Add:
Tax-equivalent adjustment (non-GAAP)	1,316	1,352	3,882	4,118
Fully-taxable equivalent net interest income (non-GAAP)	104,007	100,094	311,272	301,761
Noninterest income (GAAP)	43,209	47,709	144,154	128,735
Less:
(Loss) income from investments held in rabbi trusts	(289)	3,800	5,773	4,802
Gains on sales of securities available for sale, net	1	—	1,166	285
Gains (losses) on sales of other assets	490	(71)	537	(69)
Noninterest income on an operating basis (non-GAAP)	43,007	43,980	136,678	123,717
Noninterest expense (GAAP)	$98,970	$109,817	$300,354	$305,754
Less:
Rabbi trust (income) benefit expense	(53)	1,445	2,996	1,951
Impairment charge (reversal) on tax credit investments	1,133	7,590	(286)	7,590
Indirect IPO costs (1)	—	549	—	1,199
Merger and acquisition expenses	740	—	4,808	—
Settlement and expenses for putative consumer class action matters	—	—	3,325	—
Plus:
Gain on sale of other real estate owned	87	546	87	546
Noninterest expense on an operating basis (non- GAAP)	$97,237	$100,779	$289,598	$295,560
Total revenue (GAAP)	$145,900	$146,451	$451,544	$426,378
Total operating revenue (non-GAAP)	$147,014	$144,074	$447,950	$425,478
Ratios:
Efficiency ratio (GAAP)	67.83%	74.99%	66.52%	71.71%
Operating efficiency ratio (non-GAAP)	66.14%	69.95%	64.65%	69.47%
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

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of September 30,	As of December 31,
	2021	2020
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$3,429,292	$3,428,052
Less: Goodwill and other intangibles	379,772	376,534
Tangible shareholders’ equity (non-GAAP)	3,049,520	3,051,518
Tangible assets:
Total assets (GAAP)	17,461,223	15,964,190
Less: Goodwill and other intangibles	379,772	376,534
Tangible assets (Non-GAAP)	$17,081,451	$15,587,656
Shareholders’ equity to assets ratio (GAAP)	19.6%	21.5%
Tangible shareholders’ equity to tangible assets ratio (Non-GAAP)	17.9%	19.6%
Book value per share:
Common shares issued and outstanding	186,758,154	186,758,154
Book value per share (GAAP)	$18.36	$18.36
Tangible book value per share (non-GAAP)	$16.33	$16.34
Financial Position
Summary of Financial Position

	As of September 30, 2021	As of December 31, 2020	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$1,251,761	$2,054,070	$(802,309)	(39.1)%
Securities available for sale	5,689,312	3,183,861	2,505,451	78.7%
Loans, net of allowance for loan losses	9,378,060	9,593,958	(215,898)	(2.3)%
Federal Home Loan Bank Stock	10,601	8,805	1,796	20.4%
Goodwill and other intangible assets	379,772	376,534	3,238	0.9%
Deposits	13,649,964	12,155,784	1,494,180	12.3%
Borrowed funds	30,072	28,049	2,023	7.2%
Cash and cash equivalents
Total cash and cash equivalents decreased by $0.8 billion, or 39.1%, to $1.3 billion at September 30, 2021 from $2.1 billion at December 31, 2020. This decrease was primarily due to available for sale security purchases partially offset by an increase in total customer deposits.
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
U.S. government securities: At September 30, 2021 and December 31, 2020, our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$4,073,368	$2,148,800
Government-sponsored commercial mortgage-backed securities	431,009	17,081
U.S. Agency bonds	841,283	666,709
U.S. Treasury securities	69,182	70,369
State and municipal bonds and obligations	274,470	280,902
Total	$5,689,312	$3,183,861
Our securities portfolio has increased year-to-date. Available for sale securities increased $2.5 billion, or 78.7%, to $5.7 billion at September 30, 2021 from $3.2 billion at December 31, 2020. This increase is due to investment purchases during the nine months ended September 30, 2021. Partially offsetting the increase in the securities portfolio from December 31, 2020 to September 30, 2021 was the reduction in the unrealized gain on the securities. At September 30, 2021 the unrealized loss was $32.6 million compared to an unrealized gain of $58.7 million at December 31, 2020, representing a $91.3 million decrease. The change from December 31, 2020 to September 30, 2021 is primarily driven by a steepening yield curve.
We did not have trading or held-to-maturity investments at September 30, 2021 or December 31, 2020.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $274.5 million at September 30, 2021 compared to $280.9 million at December 31, 2020.
Our available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both September 30, 2021 and December 31, 2020, we had no securities categorized as Level 3 within the fair value hierarchy.

Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.
The following tables show contractual maturities of our available for sale securities and weighted average yields at and for the periods ended September 30, 2021 and December 31, 2020. Weighted average yields in the table below have been calculated based on the amortized cost of the security:
Securities Portfolio, Amounts Maturing

	Securities Maturing as of September 30, 2021
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
	(In thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$17,151	$923,300	$3,132,917	$4,073,368
Government-sponsored commercial mortgage-backed securities	—	71,256	359,753	—	431,009
U.S. Agency bonds	—	240,554	600,729	—	841,283
U.S. Treasury securities	20,045	49,137	—	—	69,182
State and municipal bonds and obligations	486	32,381	75,293	166,310	274,470
Total	$20,531	$410,479	$1,959,075	$3,299,227	$5,689,312
Weighted-average yield	0.51%	0.82%	1.01%	1.40%	1.22%

	Securities Maturing as of December 31, 2020
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
	(In thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$—	$48,925	$100,278	$1,999,597	$2,148,800
Government-sponsored commercial mortgage-backed securities	—	—	17,081	—	17,081
U.S. Agency bonds	—	99,834	566,875	—	666,709
U.S. Treasury securities	50,251	20,118	—	—	70,369
State and municipal bonds and obligations	408	21,431	79,635	179,428	280,902
Total	$50,659	$190,308	$763,869	$2,179,025	$3,183,861
Weighted-average yield	2.05%	1.34%	1.15%	1.50%	1.41%
The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Net unrealized (losses) gains on available for sale securities as of September 30, 2021 and December 31, 2020 totaled $(32.6) million and $58.7 million, respectively. The change from December 31, 2020 to September 30, 2021 is primarily driven by a steepening yield curve.
Loans
We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans decreased $226.0 million, or 2.3%, to $9.5 billion at September 30, 2021 from $9.7 billion at December 31, 2020. The decrease as of

September 30, 2021 was primarily due to a decrease in our PPP loan balances within the C&I and business banking portfolios, as further noted below.
•The $342.6 million decrease in our commercial and industrial portfolio was primarily a result of a decrease of $353.1 million in commercial and industrial PPP loan balances during the nine months ended September 30, 2021.
•The $113.6 million decrease in our business banking portfolio was primarily a result of a decrease of $139.1 million decrease in business banking PPP loan balances during the nine months ended September 30, 2021.
•The $251.6 million increase in our commercial real estate loans from December 31, 2020 to September 30, 2021 was primarily a result of an increase of $242.0 million of commercial real estate investment loan balances, which represents loans secured by commercial real estate that are non-owner-occupied, during the nine months ended September 30, 2021.
•The $41.2 million increase in our retail portfolio was primarily a result of an increase of $120.3 million in residential real estate loans during the nine months ended September 30, 2021 which was partially offset by a decrease in our other consumer and consumer home equity portfolios of $59.4 million and $19.7 million, respectively. The increase in residential real estate loans is due to the Company retaining more residential real estate loans as held for investment rather than selling such loans on the secondary market.
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Commercial and industrial	$1,652,447	$1,995,016
Commercial real estate	3,825,186	3,573,630
Commercial construction	243,146	305,708
Business banking	1,225,538	1,339,164
Residential real estate	1,491,269	1,370,957
Consumer home equity	848,570	868,270
Other consumer	218,406	277,780
Total loans	9,504,562	9,730,525
Less:
Allowance for loan losses	(103,398)	(113,031)
Unamortized premiums, net of unearned discounts and deferred fees	(23,104)	(23,536)
Total loans receivable, net	$9,378,060	$9,593,958
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and is concentrated in the New England geographical area, with 90.0% of our loans in Massachusetts and New Hampshire as of September 30, 2021.
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
Special mention, substandard and doubtful loans totaled 6.6% and 7.7% of total commercial loans outstanding at September 30, 2021 and December 31, 2020, respectively. This decrease was driven by risk rating upgrades in the construction and commercial and industrial portfolios.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio decreased to 0.42% at September 30, 2021 from 0.49% at December 31, 2020.
The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of (1)
	September 30, 2021	December 31, 2020
Portfolio
Commercial and industrial	0.28%	0.11%
Commercial real estate	0.03%	0.06%
Commercial construction	—%	—%
Business banking	0.77%	1.40%
Residential real estate	1.14%	1.21%
Consumer home equity	0.69%	0.60%
Other consumer	1.03%	0.98%
Total	0.42%	0.49%
(1)In the calculation of the delinquency rate as of September 30, 2021 and December 31, 2020, the total amount of loans outstanding includes $0.5 billion and $1.0 billion, respectively, of PPP loans.
The following table provides details regarding the age analysis of past due loans as of the dates indicated:
Age Analysis of Past Due Loans

	As of September 30, 2021			As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Commercial and industrial	$529	$2,068	$2,043	$4	$268	$1,924
Commercial real estate	—	—	1,171	—	556	1,545
Commercial construction	—	—	—	—	—	—
Business banking	3,351	634	5,497	5,279	3,311	10,196
Residential real estate	9,014	2,426	5,515	9,184	2,517	4,904
Consumer home equity	2,319	415	3,111	1,806	364	3,035
Other Consumer	1,107	362	771	1,978	234	517
Total	$16,320	$5,905	$18,108	$18,251	$7,250	$22,121
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
The following table sets forth information regarding NPAs held as of the dates indicated:
Non-performing Assets

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Non-accrual loans:
Commercial	$29,166	$30,059
Residential	7,185	6,815
Consumer	4,262	4,131
Total non-accrual loans	40,613	41,005
Accruing loans past due 90 days or more:
Commercial	1,171	1,959
Residential	278	279
Consumer	9	9
Total accruing loans past due 90 days or more	1,458	2,247
Total non-performing loans	42,071	43,252
Total real estate owned	—	—
Other non-performing assets:	—	—
Total non-performing assets	$42,071	$43,252
Total accruing troubled debt restructured loans	$34,723	$41,095
Total non-performing loans to total loans	0.44%	0.45%
Total non-performing assets to total assets	0.24%	0.27%
NPLs decreased $1.2 million, or 2.7%, to $42.1 million at September 30, 2021 from $43.3 million at December 31, 2020. NPLs as a percentage of total loans decreased to 0.44% at September 30, 2021 from 0.45% at December 31, 2020 primarily due to a decrease in business banking non-accrual loans, commercial real estate non-accrual loans, and commercial and industrial loans greater than 90 days past due and still accruing. The decreases in these categories was partially offset by an increase in commercial and industrial non-accrual loans.
Non-accrual loans decreased $0.4 million, or 1.0%, to $40.6 million at September 30, 2021 from $41.0 million at December 31, 2020, primarily due to a decrease in non-accrual loans in our business banking portfolio and commercial real estate portfolio, partially offset by an increase in non-accrual loans in our commercial and industrial portfolio.
The total amount of interest recorded on NPLs was $0.3 million for the nine months ended September 30, 2021. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.1 million for the nine months ended September 30, 2021. The total amount of interest recorded on NPLs was $0.5 million for the nine months ended September 30, 2020. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.4 million for the nine months ended September 30, 2020.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. We review each loan that is modified to identify whether a TDR has occurred. TDRs involve situations in which, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. As noted within Note 4, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q, loan modifications made in response to the COVID-19 pandemic that met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) are not deemed TDRs.
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
TDR loans modified during the nine months ended September 30, 2021 and 2020 were $1.0 million (post modification balance) and $2.8 million, respectively. The overall decrease in TDR loans modified during the aforementioned periods consisted of a decrease of $1.3 million in commercial loan TDR modifications and a decrease of $0.5 million in consumer loan TDR modifications. Two loans totaling $0.5 million were modified during the preceding 12 months, which subsequently defaulted during the nine months ended September 30, 2021. One loan of less than $0.1 million was modified during the 12 months ended September 30, 2020, which subsequently defaulted during nine months ended September 30, 2020.
It is our policy to have any restructured loans, which are on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
PCI loans are loans we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. The carrying value and prospective income recognition of PCI loans are predicated on future cash flows expected to be collected. As of September 30, 2021 and December 31, 2020 the carrying amount of PCI loans was $4.4 million and $9.3 million, respectively.

The following table provides additional details related to our loan portfolio and the distribution of NPLs as of the dates indicated:
Distribution of Non-performing Loans

	As of September 30, 2021
	Gross Loans Outstanding (1)	90+ Days Past Due Still Accruing	Non-accruing Loans	NPLs	NPLs as a % of Outstanding	Accruing Troubled Debt Restructured Loans
	(In thousands)
Loans:
Commercial	$6,946,317	$1,171	$29,166	$30,337	0.44%	$11,348
Residential	1,491,269	278	7,185	7,463	0.50%	20,092
Consumer	1,066,976	9	4,262	4,271	0.40%	3,283
Total	$9,504,562	$1,458	$40,613	$42,071	0.44%	$34,723
(1) Total gross loans outstanding includes $0.5 billion of PPP loans.

	As of December 31, 2020
	Gross Loans Outstanding (1)	90+ Days Past Due Still Accruing	Non-accruing Loans	NPLs	NPLs as a % of Outstanding	Accruing Troubled Debt Restructured Loans
	(In thousands)
Loans:
Commercial	$7,213,518	$1,959	$30,059	$32,018	0.44%	$13,620
Residential	1,370,957	279	6,815	7,094	0.52%	23,416
Consumer	1,146,050	9	4,131	4,140	0.36%	4,059
Total	$9,730,525	$2,247	$41,005	$43,252	0.45%	$41,095
(1) Total gross loans outstanding includes $1.0 billion of PPP loans.
In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. In response to the COVID-19 pandemic, we reviewed all of our credit exposures in industries that were expected to experience significant problems due to the pandemic and resulting economic contraction. As part of that review, we downgraded our hotel loans, restaurant loans and other loans that we expected to have associated challenges as a result of the economic impact of the COVID-19 pandemic. These loans were neither delinquent nor on non-accrual status. At September 30, 2021 and December 31, 2020, our potential problem loans (including these COVID-19-related loans), or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 days or more past due categories, totaled $463.7 million and $563.3 million, respectively. Of these potential problem loans, $235.0 million and $286.3 million at September 30, 2021 and December 31, 2020, respectively, are loans in COVID-19 impacted industries.
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
The following table presents the balance of loans that received a COVID-19 modification and have not yet resumed repayment as of September 30, 2021 and December 31, 2020:

	Remaining COVID-19 Modifications as of September 30, 2021 (1)		Remaining COVID-19 Modifications as of December 31, 2020 (1)
	Balance	% of Total Portfolio	Balance	% of Total Portfolio
	(Dollars in thousands)
Portfolio
Commercial and industrial	$4,548	0.3%	$34,076	1.7%
Commercial real estate	92,377	2.4%	231,794	6.5%
Commercial construction	—	—%	10,987	3.6%
Business banking	2,164	0.2%	23,434	1.7%
Residential real estate	9,947	0.7%	26,772	2.0%
Consumer home equity	875	0.1%	3,432	0.4%
Other consumer	685	0.3%	2,187	0.8%
Total	$110,596	1.2%	$332,682	3.4%
(1)Remaining COVID-19 modifications reflect only those loans which underwent a modification and have not yet resumed repayment. We define a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due.
As of September 30, 2021, the aggregate amount of loans that received a COVID-19 modification and have become a non-performing loan after the respective deferral period is $7.1 million.
High Risk Industries. As of September 30, 2021, we believe loans to our borrowers in retail, restaurant, and hotel industry categories represent those which have experienced and will likely continue to experience the most adverse effects of the COVID-19 pandemic. As of September 30, 2021, the aggregate outstanding loan balance of loans to our borrowers in retail, restaurant, and hotel industry categories was $492.4 million, $179.3 million and $165.5 million, respectively, representing 5.2%, 1.9% and 1.7% of total loans, respectively. As of September 30, 2021, the percentage of loans to our borrowers in retail, restaurant, and hotel industry categories that we modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020 and which have not yet resumed repayment were 0.8%, 2.6% and 43.2%, respectively.
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
We perform an evaluation of our allowance for loan losses on a regular basis (at least quarterly), and establish the allowance for loan losses based upon an evaluation of our loan categories, as each possesses unique risk characteristics that are considered when determining the appropriate level of allowance for loan losses, including:
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
The allowance for loan losses decreased by $9.6 million, or 8.5%, to $103.4 million, or 1.09% of total loans, at September 30, 2021 from $113.0 million, or 1.16% of total loans at December 31, 2020. The decrease in the allowance for loan losses was primarily a result of improved macroeconomic conditions and risk rating upgrades in the commercial portfolios during the period. The economic environment during the three and nine months ended September 30, 2021 was assisted by government stimulus, the impacts of loan deferral programs, reductions in unemployment and reductions in COVID-19 related restrictions. These, along with other factors, resulted in a release of provisions for loan losses of $1.5 million and $5.4 million for the three and nine months ended September 30, 2021 in comparison to provisions for loan losses of $0.7 million and $37.9 million for the three and nine months ended September 30, 2020.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Summary of Changes in the Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Average total loans	$9,528,522	$9,914,864	$9,712,948	$9,603,208
Allowance for loan losses, beginning of the period	$105,637	$116,636	$113,031	$82,297
Charged-off loans:
Commercial and industrial	—	140	550	167
Commercial real estate	8	—	242	24
Commercial construction	—	—	—	—
Business banking	867	1,179	4,089	3,714
Residential real estate	—	—	—	—
Consumer home equity	—	22	—	495
Other consumer	742	1,077	1,381	1,625
Total charged-off loans	1,617	2,418	6,262	6,025
Recoveries on loans previously charged-off:
Commercial and industrial	40	306	62	686
Commercial real estate	—	4	4	10
Commercial construction	—	—	—	—
Business banking	469	91	1,125	245
Residential real estate	88	43	115	116
Consumer home equity	63	31	137	53
Other consumer	206	39	554	150
Total recoveries	866	514	1,997	1,260
Net loans charged-off (recoveries):
Commercial and industrial	(40)	(166)	488	(519)
Commercial real estate	8	(4)	238	14
Commercial construction	—	—	—	—
Business banking	398	1,088	2,964	3,469
Residential real estate	(88)	(43)	(115)	(116)
Consumer home equity	(63)	(9)	(137)	442
Other consumer	536	1,038	827	1,475
Total net loans charged-off	751	1,904	4,265	4,765
(Release of) provision for loan losses	(1,488)	700	(5,368)	37,900
Total allowance for loan losses, end of period	$103,398	$115,432	$103,398	$115,432
Net charge-offs to average total loans outstanding during this period	0.01%	0.02%	0.04%	0.05%
Allowance for loan losses as a percent of total loans	1.09%	1.16%	1.09%	1.16%
Allowance for loan losses as a percent of non-performing loans	245.77%	257.47%	245.77%	257.47%

The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of September 30, 2021			As of December 31, 2020
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$20,629	19.94%	17.38%	$26,617	23.54%	20.51%
Commercial real estate	54,186	52.42%	40.25%	54,569	48.28%	36.73%
Commercial construction	3,402	3.29%	2.56%	4,553	4.03%	3.14%
Business banking (1)	11,378	11.00%	12.89%	13,152	11.64%	13.76%
Residential real estate	6,430	6.22%	15.69%	6,435	5.69%	14.09%
Consumer home equity	3,635	3.52%	8.93%	3,744	3.31%	8.92%
Other consumer	3,387	3.28%	2.30%	3,467	3.07%	2.85%
Other	351	0.33%	—%	494	0.44%	—%
Total	$103,398	100.00%	100.00%	$113,031	100.00%	100.00%
(1)PPP loans are included within these portfolios as of September 30, 2021 and December 31, 2020; however, as of September 30, 2021 and December 31, 2020 no allowance for loan losses was recorded on these loans due to the SBA guarantee of 100% of the loans
To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, liquidation of the collateral and the strength of co-makers or guarantors. When available information confirms that specific loans or portions thereof are uncollectible, these amounts are promptly charged-off against the allowance for loan losses and any recoveries of such previously charged-off amounts are credited to the allowance for loan losses.
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
We held an investment in the FHLBB of $10.6 million and $8.8 million at September 30, 2021 and December 31, 2020, respectively.
Goodwill and other intangible assets
Goodwill and other intangible assets were $379.8 million and $376.5 million at September 30, 2021 and December 31, 2020, respectively. The increase in goodwill and other intangibles assets was due to the purchase of two insurance agencies during the nine months ended September 30, 2021. We did not record any impairment to our goodwill or other intangible assets during the nine months ended September 30, 2021. We will continue to assess our goodwill and other intangible assets to determine if impairments are necessary as it relates to the COVID-19 pandemic.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of September 30, 2021	As of December 31, 2020	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$5,484,126	$4,910,794	$573,332	11.7%
Interest checking	2,693,276	2,380,497	312,779	13.1%
Savings	1,444,928	1,256,736	188,192	15.0%
Money market investments	3,802,319	3,348,898	453,421	13.5%
Certificate of deposits	225,315	258,859	(33,544)	(13.0)%
Total deposits	$13,649,964	$12,155,784	$1,494,180	12.3%
Deposits increased by $1.5 billion, or 12.3%, to $13.6 billion at September 30, 2021 from $12.2 billion at December 31, 2020. This increase was primarily the result of an increase in demand deposits of $573.3 billion, an increase in money market deposits of $453.4 million and an increase in interest checking deposits of $312.8 million. These increases reflect strong deposit flows, in part due to government stimulus.
The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Nine Months Ended September 30, 2021		For the Year Ended December 31, 2020
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,318,903	—%	$4,535,066	—%
Interest checking	2,541,113	0.04%	2,227,185	0.09%
Savings	1,376,243	0.02%	1,123,584	0.02%
Money market investments	3,576,648	0.06%	3,212,752	0.23%
Certificate of deposits	243,621	0.17%	300,381	0.52%
Total deposits	$13,056,528	0.03%	$11,398,968	0.10%
Other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, as of the dates indicated had maturities as follows:

	As of September 30, 2021	As of December 31, 2020
Maturing in	(In thousands)
Three months or less	$43,299	$49,740
Over three months through six months	17,214	24,608
Over six months through 12 months	22,732	31,009
Over 12 months	9,991	9,956
Total	$93,236	$115,313
Borrowings

Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings increased by $2.0 million, or 7.2%, to $30.1 million at September 30, 2021 compared to $28.0 million at December 31, 2020. The increase was primarily due to an increase in escrow deposits of our borrowers.
The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of September 30, 2021	As of December 31, 2020	Amount ($)	Percentage (%)
	(In thousands)
FHLB advances	$14,172	$14,624	$(452)	(3.1)%
Escrow deposits of borrowers	15,900	13,425	2,475	18.4%
Total	$30,072	$28,049	$2,023	7.2%
Results of Operations
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2021	2020	Amount ($)	Percentage	2021	2020	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$103,468	$100,513	$2,955	2.9%	$310,282	$308,605	$1,677	0.5%
Interest expense	777	1,771	(994)	(56.1)%	2,892	10,962	(8,070)	(73.6)%
Net interest income	102,691	98,742	3,949	4.0%	307,390	297,643	9,747	3.3%
(Release of) provision for allowance for loan losses	(1,488)	700	(2,188)	(312.6)%	(5,368)	37,900	(43,268)	(114.2)%
Noninterest income	43,209	47,709	(4,500)	(9.4)%	144,154	128,735	15,419	12.0%
Noninterest expense	98,970	109,817	(10,847)	(9.9)%	300,354	305,754	(5,400)	(1.8)%
Income tax expense	11,312	7,429	3,883	52.3%	36,980	15,924	21,056	132.2%
Net income	37,106	28,505	8,601	30.2%	119,578	66,800	52,778	79.0%
Comparison of the three and nine months ended September 30, 2021 and 2020
Interest and Dividend Income
Interest and dividend income increased by $3.0 million, or 2.9%, to $103.5 million during the three months ended September 30, 2021 from $100.5 million during the three months ended September 30, 2020. The increase was primarily a result of an increase in the average balance of securities which was partially offset by a decrease in the yield on such securities. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans or securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on securities and federal funds sold and other short-term investments increased $6.9 million, or 70.6%, to $16.7 million during the three months ended September 30, 2021 from $9.8 million during the three months ended September 30, 2020. The increase in interest income on our securities was primarily due to an increase in the average balance of such securities of $3.6 billion, or 112.7%, to $6.8 billion for the three months ended September 30, 2021 from $3.2 billion for the three months ended September 30, 2020 which was partially offset by a decrease in the yield on such securities.
•Interest income on loans decreased $4.0 million, or 4.4%, to $86.7 million during the three months ended September 30, 2021 from $90.7 million during the three months ended September 30, 2020. The decrease in interest income on our loans was primarily due to the decrease in yield on average loans which was driven by the downward adjustment of the interest rates on our existing adjustable-rate loans as a result of lower interest rates. The decrease in loan yields was partially offset by an increase in net accretion of PPP loan deferred fees and costs of $1.8 million, or 43.9%, to $5.9 million during the three months ended September 30, 2021 from $4.1 million during three months ended September 30, 2020.
Interest and dividend income increased by $1.7 million, or 0.5%, to $310.3 million during the nine months ended September 30, 2021 from $308.6 million during the nine months ended September 30, 2020. This increase was primarily a result of an increase in the average balance of interest-earning assets of $3.6 billion, or 30.0%, to $15.7 billion as of September 30, 2021 compared to $12.1 billion as of September 30, 2020, primarily reflecting the investment of the proceeds from our October 2020 IPO. Partially offsetting this increase was a decrease in the yield on average interest-earning assets which decreased by 78 basis points to 2.7% during the nine months ended September 30, 2021.
•Interest income on securities and federal funds sold and other short-term investments increased $13.8 million, or 45.5%, to $44.0 million for the nine months ended September 30, 2021 compared to $30.2 million for the nine months ended September 30, 2020. The increase in interest income on securities was due to a larger average security balance driven by security purchases between September 30, 2020 and September 30, 2021, partially offset by lower overall market rates. The FTE yield on average securities and other interest-earning assets decreased 69 basis points to 1.0% during the nine months ended September 30, 2021. The average balance of securities and other interest-earning assets increased by $3.5 billion, or 140.5%, to $6.0 billion as of September 30, 2021 compared to $2.5 billion as of September 30, 2020. The increase was primarily due to the investment of the proceeds of our October 2020 IPO.
•Contributing to the overall increase in interest and dividend income was the recognition of net PPP loan fee accretion. During the nine months ended September 30, 2021, we recognized $23.5 million in net PPP loan fee accretion. We began originating PPP loans in the second quarter of 2020 and recognized $8.2 million in net PPP loan fee accretion during the nine months ended September 30, 2020.
•Interest income on loans decreased by $12.1 million, or 4.3%, to $266.3 million during the nine months ended September 30, 2021 from $278.4 million during the nine months ended September 30, 2020. The decrease in interest income on our loans was primarily due to the decrease in the yield on average loans which was driven by the downward adjustment of the interest rates on our existing adjustable-rate loans as a result of lower interest rates. The average balance of loans increased primarily due to PPP loan originations, partially offsetting the decline in interest rates. The FTE yield on average loans decreased 21 basis points to 3.7% during the nine months ended September 30, 2021. The average balance of our loans increased by $109.7 million, or 1.1%, to $9.7 billion as of September 30, 2021 compared to $9.6 billion as of September 30, 2020.
Interest Expense
Interest expense decreased $1.0 million, or 56.1%, to $0.8 million during the three months ended September 30, 2021 from $1.8 million during the three months ended September 30, 2020. The decrease was a result of lower funding costs associated with the decline in market interest rates.
•Interest expense on our interest-bearing deposits decreased by $1.0 million, or 57.4%, to $0.7 million during the three months ended September 30, 2021 from $1.7 million during the three months ended September 30, 2020.
Interest expense decreased $8.1 million, or 73.6%, to $2.9 million during the nine months ended September 30, 2021 from $11.0 million during the nine months ended September 30, 2020. The decrease was a result of lower funding costs associated with the decline in market interest rates.
•Interest expense on our interest-bearing deposits decreased by $7.5 million, or 73.0%, to $2.8 million during the nine months ended September 30, 2021 from $10.2 million during the nine months ended September 30, 2020.
•Interest expense on borrowed funds decreased by $0.6 million, or 82.8%, to $0.1 million during the nine months ended September 30, 2021 from $0.7 million during the nine months ended September 30, 2020.
Average interest-bearing deposits increased $1.0 billion, or 14.3%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in deposit costs associated with the increase in average deposits was more than offset by the reduction in rates paid on deposits during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Net Interest Income
Net interest income was $102.7 million for the three months ended September 30, 2021 compared to $98.7 million for the three months ended September 30, 2020, representing an increase of $3.9 million, or 4.0%. Net interest income was $307.4 million during the nine months ended September 30, 2021 compared to $297.6 million for the nine months ended September 30, 2020, representing an increase of $9.7 million, or 3.3%. Net interest income increased slightly between the two periods as the reduction in interest income associated with the lower interest rate environment was more than offset by a related reduction in interest expense coupled with a substantial increase in average balances of interest-earning assets during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily reflecting the investment of the proceeds from our October 2020 IPO.
Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.0% for the nine months ended September 30, 2021 and 21.8% for the nine months ended September 30, 2020. Net interest margin decreased 69 basis points to 2.64% during the nine months ended September 30, 2021, from 3.33% during the nine months ended September 30, 2020.

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
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,477,891	$11,479	3.08%	$1,390,719	$12,269	3.51%
Commercial	6,995,556	67,276	3.82%	7,314,805	69,127	3.76%
Consumer	1,055,075	8,803	3.31%	1,209,340	10,091	3.32%
Total loans	9,528,522	87,558	3.65%	9,914,864	91,487	3.67%
Investment securities	5,249,742	16,656	1.26%	1,712,928	10,007	2.32%
Federal funds sold and other short-term investments	1,503,919	570	0.15%	1,462,047	372	0.10%
Total interest-earning assets	16,282,183	104,784	2.55%	13,089,839	101,866	3.10%
Non-interest-earning assets	1,141,168			1,139,440
Total assets	$17,423,351			$14,229,279
Interest-bearing liabilities:
Deposits:
Savings account	$1,441,385	$36	0.01%	$1,187,083	$62	0.02%
Interest checking account	2,687,196	244	0.04%	2,307,972	334	0.06%
Money market investment	3,762,855	360	0.04%	3,311,847	1,051	0.13%
Time account	233,145	96	0.16%	294,025	280	0.38%
Total interest-bearing deposits	8,124,581	736	0.04%	7,100,927	1,727	0.10%
Borrowings	26,074	41	0.62%	25,478	44	0.69%
Total interest-bearing liabilities	8,150,655	777	0.04%	7,126,405	1,771	0.10%
Demand accounts	5,471,906			5,034,474
Other noninterest-bearing liabilities	350,111			362,073
Total liabilities	13,972,672			12,522,952
Shareholders’ equity	3,450,679			1,706,327
Total liabilities and shareholders’ equity	$17,423,351			$14,229,279
Net interest income – FTE		$104,007			$100,095
Net interest rate spread (2)			2.51%			3.00%
Net interest-earning assets (3)	$8,131,528			$5,963,434
Net interest margin – FTE (4)			2.53%			3.04%
Average interest-earning assets to interest-bearing liabilities	199.77%			183.68%
(1)Non-accrual loans are included in loans.
(2)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average total interest-earning assets.
(5)Presented on an annualized basis.

	As of and for the nine months ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,435,006	$34,150	3.18%	$1,412,268	$38,127	3.61%
Commercial	7,203,903	208,228	3.86%	6,929,729	208,534	4.02%
Consumer	1,074,039	26,337	3.28%	1,261,211	34,108	3.61%
Total loans	9,712,948	268,715	3.70%	9,603,208	280,769	3.91%
Investment securities	4,414,582	44,015	1.33%	1,556,985	30,782	2.64%
Federal funds sold and other short-term investments	1,619,873	1,434	0.12%	952,141	1,173	0.16%
Total interest-earning assets	15,747,403	314,164	2.67%	12,112,334	312,724	3.45%
Non-interest-earning assets	1,106,967			1,089,473
Total assets	$16,854,370			$13,201,807
Interest-bearing liabilities:
Deposits:
Savings account	$1,376,243	$169	0.02%	$1,086,957	$181	0.02%
Interest checking account	2,541,113	730	0.04%	2,208,517	1,801	0.11%
Money market investment	3,576,648	1,553	0.06%	3,162,528	6,883	0.29%
Time account	243,621	317	0.17%	311,462	1,380	0.59%
Total interest-bearing deposits	7,737,625	2,769	0.05%	6,769,464	10,245	0.20%
Borrowings	25,582	123	0.64%	87,738	717	1.09%
Total interest-bearing liabilities	7,763,207	2,892	0.05%	6,857,202	10,962	0.21%
Demand accounts	5,318,903			4,322,809
Other noninterest-bearing liabilities	347,237			345,869
Total liabilities	13,429,347			11,525,880
Shareholders’ equity	3,425,023			1,675,927
Total liabilities and shareholders’ equity	$16,854,370			$13,201,807
Net interest income – FTE		$311,272			$301,762
Net interest rate spread (2)			2.62%			3.24%
Net interest-earning assets (3)	$7,984,196			$5,255,132
Net interest margin – FTE (4)			2.64%			3.33%
Average interest-earning assets to interest-bearing liabilities	202.85%			176.64%
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
We recorded a release of the allowance for loan losses of $1.5 million for the three months ended September 30, 2021, compared to a provision of $0.7 million for the three months ended September 30, 2020. Given continued improved economic and credit conditions during the three months ended September 30, 2021, we determined that a release of the allowance was necessary. We had made a similar determination in connection with the release of the allowance for loan losses of $0.6 million and $3.3 million recorded for the three months ended March 31, 2021 and June 30, 2021, respectively. Overall, we recorded a total release of the allowance for loan losses of $5.4 million for the nine months ended September 30, 2021 compared to a provision of $37.9 million for the nine months ended September 30, 2020. In March 2020, in response to the COVID-19 pandemic, we downgraded the risk ratings for all commercial loans we expected to be significantly impacted by the pandemic, including our hotel and restaurant loan portfolios.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(Dollars in thousands)
Insurance commissions	$21,956	$21,884	$72	0.3%	$73,767	$72,058	$1,709	2.4%
Service charges on deposit accounts	5,935	5,052	883	17.5%	17,010	15,514	1,496	9.6%
Trust and investment advisory fees	6,310	5,311	999	18.8%	18,047	15,600	2,447	15.7%
Debit card processing fees	3,030	2,721	309	11.4%	8,949	7,528	1,421	18.9%
Interest swap income (losses)	881	1,319	(438)	(33.2)%	5,122	(3,919)	9,041	230.7%
(Losses) income from investments held in rabbi trusts	(289)	3,800	(4,089)	(107.6)%	5,773	4,802	971	20.2%
Losses on trading securities, net	—	—	—	—%	—	(3)	3	100.0%
Gains on sales of mortgage loans held for sale, net	717	2,219	(1,502)	(67.7)%	3,044	3,732	(688)	(18.4)%
Gains on sales of securities available for sale, net	1	—	1	100.0%	1,166	285	881	309.1%
Other	4,668	5,403	(735)	(13.6)%	11,276	13,138	(1,862)	(14.2)%
Total noninterest income	$43,209	$47,709	$(4,500)	(9.4)%	$144,154	$128,735	$15,419	12.0%
Noninterest income decreased by $4.5 million, or 9.4%, to $43.2 million for the three months ended September 30, 2021 from $47.7 million for the three months ended September 30, 2020. This decrease was primarily due to a $4.1 million decrease in income from investments held in rabbi trusts and a $1.5 million decrease in gain on sales of mortgage loans held for sale, net, which were partially offset by a $1.0 million increase in trust and investment advisory fees and a $0.9 million increase in service charges on deposit accounts.
•(Losses) income from investments held in rabbi trust decreased to a loss primarily as a result of a less favorable mark-to-market adjustment during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
•Gains on sales of mortgage loans held for sale, net, decreased due to a combination of fewer residential real estate loans originated as held for sale and increases in market rates of interest during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
•Trust and investment advisory fees increased primarily as a result of higher asset values associated with the principal assets in customers’ accounts.
•Service charges on deposit accounts increased primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity and increased overdraft fees as a result of greater customer deposit activity.
Noninterest income increased by $15.4 million, or 12.0%, to $144.2 million for the nine months ended September 30, 2021 from $128.7 million for the nine months ended September 30, 2020. The increase was primarily due to a $9.0 million increase in interest rate swap income, a $2.4 million increase in trust and investment advisory fees, and a $1.7 million increase in insurance commissions, which were partially offset by a $1.9 million decrease in other noninterest income.
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
•Other noninterest income decreased primarily as a result of a decrease in (loss) gain on commitment to originate and sell mortgage loans derivative which decreased due to a combination of fewer residential real estate loans originated as held for sale and increases in market rates of interest.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2021	2020	Amount	%	2021	2020	Amount	%
				(Dollars in thousands)
Salaries and employee benefits	$66,238	$66,593	$(355)	(0.5)%	$199,554	$191,517	$8,037	4.2%
Office occupancy and equipment	7,960	8,294	(334)	(4.0)%	24,271	25,598	(1,327)	(5.2)%
Data processing	12,191	11,721	470	4.0%	37,892	33,905	3,987	11.8%
Professional services	4,024	5,510	(1,486)	(27.0)%	14,611	13,595	1,016	7.5%
Charitable contributions	—	—	—	—%	—	3,984	(3,984)	(100.0)%
Marketing	1,598	1,943	(345)	(17.8)%	6,786	6,056	730	12.1%
Loan expenses	1,586	1,554	32	2.1%	5,287	4,702	585	12.4%
FDIC insurance	1,056	938	118	12.6%	2,989	2,788	201	7.2%
Amortization of intangible assets	629	699	(70)	(10.0)%	1,786	2,102	(316)	(15.0)%
Other	3,688	12,565	(8,877)	(70.6)%	7,178	21,507	(14,329)	(66.6)%
Total noninterest expense	$98,970	$109,817	$(10,847)	(9.9)%	$300,354	$305,754	$(5,400)	(1.8)%

Noninterest expense decreased by $10.8 million, or 9.9%, to $99.0 million during the three months ended September 30, 2021 from $109.8 million during the three months ended September 30, 2020. This decrease was primarily due to an $8.9 million decrease in other noninterest expenses and a $1.5 million decrease in professional services expenses.
•Other noninterest expenses decreased primarily due to a reduction in impairment charges taken on certain tax credit investments and reduced costs associated with the conversion of our Defined Benefit Plan and BEP from a traditional final average earnings plan design to a cash balance plan design. Impairment charges taken on certain tax credit investments decreased primarily due to an impairment charge taken of $7.6 million on certain tax credit investments accounted for under the equity method of accounting during the three months ended September 30, 2020 compared to an impairment charge taken of $1.1 million for the three months ended September 30, 2021. For additional information on this impairment charge see Note 8, “Low Income Housing Tax Credits and Other Tax Credit Investments” within the Notes to the Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q. Non-service cost expenses for the Defined Benefit Plan and the BEP decreased by $3.2 million and $0.6 million, respectively, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
•Professional services expenses decreased primarily as a result of higher costs incurred during the three months ended September 30, 2020 as compared to the three months ended September 30, 2021 related to corporate-related matters and our commercial banking strategy and development services.
Noninterest expense decreased by $5.4 million, or 1.8%, to $300.4 million during the nine months ended September 30, 2021 from $305.8 million during the nine months ended September 30, 2020. The decrease was primarily due to a $14.3 million decrease in other noninterest expenses and $4.0 million decrease in charitable contributions. Partially offsetting these decreases was an $8.0 million increase in salaries and employee benefits and a $4.0 million increase in data processing expenses.

•Other noninterest expenses decreased primarily due to reduced costs associated with the conversion of our Defined Benefit Plan and BEP from a traditional final average earnings plan design to a cash balance plan design and a reduction in impairment charges taken on certain tax credit investments. Non-service cost expenses for the Defined Benefit Plan and the BEP decreased by $9.6 million and $1.9 million, respectively, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Impairment charges taken on certain tax credit investments decreased primarily due to an impairment charge taken of $7.6 million on certain tax credit investments accounted for under the equity method of accounting during the nine months ended September 30, 2020 compared to a net recovery of an impairment charge of $0.3 million for the nine months ended September 30, 2021. For additional information on this impairment charge see Note 8, “Low Income Housing Tax Credits and Other Tax Credit Investments” within the Notes to the Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q. Partially offsetting these decreases, was an accrual during the nine months ended September 30, 2021 for legal expenses of $3.3 million associated with the preliminary settlement of the putative class action litigation matters related to overdraft and non-sufficient funds fees.
•Charitable contributions decreased as no contributions were made during the nine months ended September 30, 2021 following the Company’s stock donation to the Foundation that occurred in October 2020 in connection with the Company’s IPO.
•Salaries and employee benefits increased primarily as a result of ESOP expense, for which no expenses were incurred during the nine months ended September 30, 2020 as the ESOP was established in October 2020, and higher pension service costs. The higher pension service costs were more than offset by a decrease in the non-service cost components of net periodic pension expense for the Defined Benefit Plan and the BEP, as discussed further above.
•Data processing expenses increased due to an increase in software service and support expenses (including depreciation expense) of $2.4 million and an increase in core data processing expenses of $1.6 million. Core data processing expenses increased primarily as a result of increased costs due to costs incurred associated with the Company’s proposed acquisition of Century Bancorp, Inc.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Combined federal and state income tax provisions	$11,312	$7,429	$36,980	$15,924
Effective income tax rates	23.4%	20.7%	23.6%	19.2%
Blended statutory tax rate	28.1%	28.1%	28.1%	28.1%
Income tax expense increased by $3.9 million, or 52.3%, to $11.3 million in the three months ended September 30, 2021 from $7.4 million in the three months ended September 30, 2020. Income tax expense increased by $21.1 million, or 132.2%, to $37.0 million in the nine months ended September 30, 2021 from $15.9 million in the nine months ended September 30, 2020. The increase in income tax expense was due primarily to higher pre-tax income during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, decreasing the impact on the effective rate related to favorable permanent differences, including investment tax credits and tax exempt income. For additional information related to the Company’s income taxes see Note 12, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s 2020 10-K.

Financial Position and Results of Operations of our Business Segments
Comparison of the three and nine months ended September 30, 2021 and 2020

	As of and for the three months ended September 30,
	2021				2020
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$102,691	$—	$—	$102,691	$98,742	$—	$—	$98,742
(Release of) provision for loan losses	(1,488)	—	—	(1,488)	700	—	—	700
Net interest income after provision for loan losses	104,179	—	—	104,179	98,042	—	—	98,042
Noninterest income	20,783	22,508	(82)	43,209	25,288	22,571	(150)	47,709
Noninterest expense	80,474	19,538	(1,042)	98,970	91,509	19,506	(1,198)	109,817
Income before provision for income taxes	44,488	2,970	960	48,418	31,821	3,065	1,048	35,934
Income tax provision	10,471	841	—	11,312	6,561	868	—	7,429
Net income	$34,017	$2,129	$960	$37,106	$25,260	$2,197	$1,048	$28,505
Total assets	$17,324,816	$207,996	$(71,589)	$17,461,223	$15,332,420	$202,319	$(74,145)	$15,460,594
Total liabilities	$14,051,100	$52,420	$(71,589)	$14,031,931	$13,761,414	$59,953	$(74,145)	$13,747,222

	For the nine months ended September 30,
	2021				2020
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$307,390	$—	$—	$307,390	$297,643	$—	$—	$297,643
(Release of) provision for loan losses	(5,368)	—	—	(5,368)	37,900	—	—	37,900
Net interest income after provision for loan losses	312,758	—	—	312,758	259,743	—	—	259,743
Noninterest income	69,308	74,959	(113)	144,154	55,935	72,979	(179)	128,735
Noninterest expense	243,549	59,844	(3,039)	300,354	251,688	57,231	(3,165)	305,754
Income before provision for income taxes	138,517	15,115	2,926	156,558	63,990	15,748	2,986	82,724
Income tax provision	32,728	4,252	—	36,980	11,468	4,456	—	15,924
Net income	$105,789	$10,863	$2,926	$119,578	$52,522	$11,292	$2,986	$66,800
Banking Segment
•Average interest-earning assets grew $3.2 billion, or 24.4%, to $16.3 billion for the three months ended September 30, 2021 from $13.1 billion for the three months ended September 30, 2020. The increase is primarily due to an increase in average investment securities and federal funds sold and other short-term investments which increased $3.6 billion, or 112.7%, to $6.8 billion for the three months ended September 30, 2021 compared to $3.2 billion for the three months ended September 30, 2020. The increase in average interest-earning assets resulted in an increase in interest income and was partially offset by a decline in market rates of interest. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-bearing liabilities grew $1.0 billion, or 14.4%, to $8.2 billion for the three months ended September 30, 2021 from $7.1 billion for the three months ended September 30, 2020, with average total interest-bearing deposits, our largest category of average interest-bearing liabilities, growing $1.0 billion, or 14.4%, to $8.1 billion for the three months ended September 30, 2021 compared to $7.1 billion for the three months ended September 30, 2020. The increase in average interest-bearing liabilities was more than offset by a reduction in rates paid on deposits resulting in an overall decrease in interest expense. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-earning assets grew $3.6 billion, or 30.0%, to $15.7 billion for the nine months ended September 30, 2021 from $12.1 billion for the nine months ended September 30, 2020. The increase is primarily due to an increase in average investment securities and federal funds sold and other short-term investments which increased $3.5 billion, or 140.5%, to $6.0 billion for the nine months ended September 30, 2021 compared to $2.5 billion for the nine months ended September 30, 2020. The increase in average interest-earning assets resulted in an increase in interest income and was partially offset by a decline in market rates of interest. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-bearing liabilities grew $0.9 billion, or 13.2%, to $7.8 billion for the nine months ended September 30, 2021 from $6.9 billion for the nine months ended September 30, 2020, with average total interest-bearing deposits, our largest category of average interest-bearing liabilities, growing $1.0 billion, or 14.3%, to $7.7 billion for the nine months ended September 30, 2021 compared to $6.8 billion for the nine months ended September 30, 2020. The increase in average interest-bearing liabilities was more than offset by a reduction in rates paid on deposits resulting in an overall decrease in interest expense. For additional discussion, refer to the earlier “Interest and Dividends” section.
•We recorded a release of provision for loan losses of $1.5 million for the three months ended September 30, 2021, compared to a provision of $0.7 million for the three months ended September 30, 2020 and a total release of provision for loan losses of $5.4 million for the nine months ended September 30, 2021 compared to a provision of $37.9 million for the nine months ended September 30, 2020. Given continued improved economic and credit conditions during the three and nine months ended September 30, 2021, we determined that a release of the provision was necessary. For additional discussion, refer to the earlier “Provision for Loan Losses” section.
•Income from investments held in rabbi trust accounts decreased $3.5 million, or 105.8% for the three months ended September 30, 2021 primarily as a result of a less favorable mark-to-market adjustment on equity securities held in these accounts.
•Income from investments held in rabbi trust accounts increased $1.1 million, or 26.3% for the nine months ended September 30, 2021 primarily as a result of a favorable mark-to-market adjustment on equity securities held in these accounts.
•Noninterest expense increased during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to costs associated with our proposed acquisition of Century and an accrual for legal expenses associated with the preliminary settlement of the putative class action litigation matters related to overdraft and non-sufficient funds fees.
Insurance Agency Segment
•Noninterest income related to our insurance agency business decreased by $0.1 million, or 0.28%, to $22.5 million during the three months ended September 30, 2021 from $22.6 million during the three months ended September 30, 2020. The slight decrease was driven by decreases in income from investments held in rabbi trusts and recurring commissions of $0.6 million and $0.1 million, respectively. The decrease in income from investments held in rabbi trusts was primarily attributable to a less favorable mark-to-market adjustment on equity securities held in these accounts during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. These decreases were partially offset by an increase in gain on sale of assets of $0.4 million which is primarily attributable to the sale of Eastern Insurance Group’s Retirement Plan Services business during the three months ended September 30, 2020 which was sold at a sale price of $0.4 million.
•Noninterest income related to our insurance agency business increased by $2.0 million, or 2.71%, to $75.0 million during the nine months ended September 30, 2021 from $73.0 million during the nine months ended September 30, 2020. The increase was driven primarily by profit sharing revenues and recurring commissions which increased by $1.0 million and $0.8 million, respectively.
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
At September 30, 2021, we had $4.4 billion of commitments to originate loans, comprised of $2.6 billion of commitments under commercial loans and lines of credit (including $476.0 million of unadvanced portions of construction loans), $1.4 billion of commitments under home equity loans and lines of credit, $181.6 million in standard overdraft coverage commitments, $70.6 million of unfunded commitments related to residential real estate loans and $61.5 million in other consumer loans and lines of credit. In addition, at September 30, 2021, we had $58.7 million in standby letters of credit outstanding. We also had $49.1 million in forward commitments to sell loans.
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
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then calculate what the net interest income would be for the same period under the assumption that the U.S. Treasury yield curve increases or decreases instantaneously by +200, +300, +400 and -100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at September 30, 2021 and December 31, 2020 precluded the modeling of certain falling rate scenarios. We do not model negative interest rate scenarios.
The tables below set forth, as of September 30, 2021 and December 31, 2020, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in the U.S. Treasury yield curve:

Interest Rate Sensitivity

	As of September 30, 2021
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$532,656	35.7%
300	498,065	26.9%
200	463,935	18.2%
Flat	392,588	—%
(100)	361,518	(7.9)%

	As of December 31, 2020
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$571,842	50.0%
300	524,847	37.7%
200	478,307	25.5%
Flat	381,259	—%
(100)	362,186	(5.0)%
(1)Assumes an immediate uniform change in interest rates at all maturities, except in the down 100 basis points scenario, where rates are floored at zero at all maturities.
The tables above indicate that at September 30, 2021 and December 31, 2020, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced an 18.2% and 25.5% increase, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 100 basis points decrease in interest rates, we would have experienced a 7.9% and a 5.0% decrease at September 30, 2021 and December 31, 2020, respectively, in net interest income, on an FTE basis. Management may use interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates.
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The table below represents an analysis of our interest rate risk (excluding the effect of our pension plans) as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+200, +300, +400 basis points and -100 basis points) at September 30, 2021 and December 31, 2020. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at September 30, 2021 and December 31, 2020 precluded the modeling of certain falling rate scenarios, including negative interest rates.
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.

EVE Interest Rate Sensitivity

Change in Interest Rate (basis points) (1)		As of September 30, 2021
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$4,422,737	$234,002	5.6%	27.29%
300	4,382,385	193,650	4.6%	26.53%
200	4,335,471	146,736	3.5%	25.72%
Flat	4,188,735	—	—	23.83%
(100)	3,950,150	(238,585)	(5.7)%	22.18%

Change in Interest Rate (basis points) (1)		As of December 31, 2020
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$4,385,795	$452,022	11.5%	29.09%
300	4,297,682	363,909	9.3%	28.06%
200	4,205,867	272,094	6.9%	27.00%
Flat	3,933,773	—	—	24.38%
(100)	3,663,432	(270,341)	(6.9)%	22.65%
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
We participate in the IntraFi Network (formerly “Promontory”), which allows us to provide access to multi-million dollar FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At September 30, 2021 and December 31, 2020, we had a total of $402.3 million and $364.8 million of IntraFi Network one-way sell deposits, respectively. At September 30, 2021, we had repurchased $45.6 million of previously sold reciprocal deposits. At December 31, 2020, no amounts were repurchased of previously sold reciprocal deposits. The additional capacity of $402.3 million and $364.8 million at September 30, 2021 and December 31, 2020, respectively, should be considered a source of liquidity.
Although customer deposits remain our preferred source of funds, maintaining additional back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At September 30, 2021, we had $14.2 million in outstanding advances and the ability to borrow up to an additional $1.6 billion. At December 31, 2020, we had the ability to borrow from the FRBB as well as the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”). The Federal Reserve ended the PPPLF as of July 30, 2021. Accordingly, at September 30, 2021, we no longer had additional capacity under the PPPLF. At September 30, 2021, we had a $450.7 million collateralized line of credit from the FRBB with no outstanding balance. We had a total of $770.0 million of discretionary lines of credit at September 30, 2021.
Sources of Liquidity

	As of September 30, 2021		As of December 31, 2020
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi Network deposits	$45,639	$402,317	$—	$364,794
Federal Home Loan Bank (1)	14,172	1,646,260	14,624	1,581,016
Federal Reserve Bank of Boston (2)	—	450,650	—	503,512
Federal Reserve Paycheck Protection Program Liquidity Facility	—	—	—	1,026,117
Unsecured lines of credit	—	770,000	—	620,000
Total deposits	$59,811	$3,269,227	$14,624	$4,095,439
(1)As of both September 30, 2021 and December 31, 2020, loans have been pledged to the FHLBB with a carrying value of $2.4 billion to secure additional borrowing capacity.
(2)Loans with a carrying value of $761.8 million and $884.1 million at September 30, 2021 and December 31, 2020, respectively, have been pledged to the FRBB resulting in this additional unused borrowing capacity.
We believe that advanced preparation, early detection, and prompt responses can avoid, minimize, or shorten potential liquidity crises. Our Board of Directors and our management's Asset Liability Committee have put a Liquidity Contingency Plan in place to establish methods for assessing and monitoring risk levels, as well as potential responses during unanticipated stress events. As part of our risk management framework, we perform periodic liquidity stress testing to assess its need for liquid assets as well as backup sources of liquidity.
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At September 30, 2021 and December 31, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. On September 30, 2021, we executed a definitive Purchase and Sale Agreement (the “P&S Agreement”) that provides for the Bank to sell real estate that currently is owned by Century and located at 400 Mystic Avenue, Medford, Massachusetts (the “400 Mystic Parcel”), where Century maintains its executive offices. The purchase price for the 400 Mystic Parcel is $20.5 million in cash payable at the closing of the sale which is expected to occur in the mid-fourth quarter of 2021. Our obligations to complete the sale of the 400 Mystic Parcel are expressly contingent upon the completion of our merger with Century and our resulting ownership of the 400 Mystic Parcel. For more information about the P&S Agreement, see our Current Report on Form 8-K filed with the SEC on October 6, 2021.
Other than the P&S Agreement, at September 30, 2021 there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2020 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
The information required by this Item is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management of Market Risk.”
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
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
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Clarion Acquisition Corp., Century Bancorp, Inc. and Century Bank and Trust Company, dated as of April 7, 2021 (incorporated by reference to exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on April 8, 2021)

10.1*	Amendment to Eastern Bank Supplemental Executive Retirement Plan, dated as of July 26, 2021

10.2*	Purchase and Sale Agreement by and among Eastern Bank and Herb Chambers 273 Turnpike Road, LLC dated as of September 30, 2021 (1)

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) the Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2021 and 2020, (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+
*Filed herewith
+    Furnished herewith
(1)    Schedules to the Purchase & Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

Date : November 10, 2021	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date : November 10, 2021	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer
(Principal Financial Officer)