Form 10-K
period 2021-12-31
Eastern Bankshares, Inc.
filed 2022-02-25
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2021 of $20.57, as reported by the Nasdaq Global Select Market, was $3,341,188,062.
184,437,303 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 23, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•changes in customer behavior;
•changes in regional, national or international macroeconomic conditions, including especially changes in inflation or interest rates in the United States;
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
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I
ITEM 1. BUSINESS
General Corporate Overview
Eastern Bankshares, Inc., a Massachusetts corporation, which we sometimes refer to as the “Company,” is a bank holding company headquartered in Boston, Massachusetts that was incorporated under Massachusetts law in 2020. We are the sole shareholder of Eastern Bank, which we sometimes refer to as the “Bank,” a Massachusetts-chartered bank founded in 1818. Through the Bank and its wholly owned subsidiary, Eastern Insurance Group LLC (“Eastern Insurance Group”), we provide a variety of banking, trust and investment, and insurance services. We have two reportable business segments: banking and insurance agency. As of December 31, 2021, we had total consolidated assets of $23.5 billion, total gross loans of $12.3 billion, total deposits of $19.6 billion and total shareholders’ equity of $3.4 billion. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Consumer Financial Protection Bureau.
Our diversified products and services include lending, deposit, wealth management and insurance products. Deposits obtained through the branch banking network have traditionally been the principal source of funds for use in lending and for other general business purposes. We offer a range of demand deposit accounts, interest checking accounts, money market accounts, savings accounts and time certificates of deposit accounts. Our lending focuses on the following loan categories: commercial and industrial, including our Asset Based Lending Portfolio, commercial real estate, commercial construction, small business banking, residential real estate and home equity loans. Through Eastern Bank’s wealth management offering, we provide a wide range of trust services. Eastern Insurance Group acts as an agent in offering insurance solutions for clients with personal, commercial or employee benefits-related insurance needs. In addition, we offer automated lock box collection services, cash management services and account reconciliation services to our corporate and institutional customers, as well as cash management services to our municipal clients.
The only entity controlled directly by Eastern Bankshares, Inc. is Eastern Bank, which is a wholly owned subsidiary. Eastern Bank controls five active subsidiaries in addition to Eastern Insurance Group LLC, as follows:
1.Broadway Securities Corporation, a wholly owned subsidiary engaged in buying, selling, dealing in and holding securities and in holding industrial revenue bonds (“IRBs”), the majority of which were acquired in connection with our acquisition of Century Bancorp, Inc. (“Century”). Refer to “Recent Acquisitions” within this section for additional discussion regarding our acquisition of Century;
2.Market Street Securities Corporation, a wholly owned subsidiary engaged in buying, selling, dealing in and holding securities;
3.Real/Property Services, Inc., a wholly owned subsidiary that provides real estate services to Eastern Bank;
4.Millennium Corporation, a wholly owned subsidiary engaged in holding IRBs, the majority of which were acquired through our acquisition of Century, and securities. Millennium Corporation was formerly a subsidiary of Century Bank & Trust, which was acquired by us on November 12, 2021. Refer to “Recent Acquisitions” within this section for additional discussion regarding our acquisition of Century; and
5.Shared Value Investments LLC, a wholly owned subsidiary that invests in low income housing and other tax credit investments.
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
We believe the Boston–Worcester–Providence CSA provides a well-diversified and resilient economic base. There are approximately 3.2 million households in the Boston–Worcester–Providence CSA with an average of 2.5 persons per household. Median household income in 2019 for the Boston–Worcester–Providence CSA was approximately $85,000 compared to $66,000 for the United States as a whole. The estimated median age of the population in the Boston–Worcester–Providence CSA is 40, compared to 38.5 for the United States as a whole. For the eleven counties in eastern Massachusetts and southern New Hampshire in which our branches are located and from which we gather most of our deposits, the average unemployment rate as of October 2021 was 4.0%, as compared to 4.3% for the United States as a whole. For the statistical area consisting of Boston and Cambridge, Massachusetts, and Nashua, New Hampshire—which is a subset of the Boston–Worcester–Providence CSA—the unemployment rate as of October 2021 was 4.7%, according to the U.S. Bureau of Labor Statistics. As disclosed elsewhere in this Annual Report on Form 10-K, the COVID-19 pandemic significantly increased the unemployment rate in our market.The COVID-19 pandemic initially contributed to a significant increase in the unemployment rate in our market area, however, as of December 31, 2021 the unemployment rate has subsequently decreased as more workers have returned to work. Please refer to the section of this Annual Report on Form 10-K titled “Item 1A. Risk Factors—Risks Related to COVID-19 Pandemic and Associated Economic Slowdown” for additional information regarding the implications of the COVID-19 recession for our business.
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
The financial services industry in general and in our market in particular is highly competitive. We face significant competition in gathering deposits and originating loans. Our most direct competition for deposits has historically come from banking institutions operating in our primary market area. Based on data from the FDIC as of June 30, 2021 (the latest date for which information is available), we had a weighted average market share of 5.8% for the seven separate banking markets tracked by the Federal Reserve Board in which we have at least one branch. In the Boston market, which accounted for 94.8% of our deposits as of June 30, 2021, our market share was 3.7%, representing the fifth largest deposit share in that market. We also face competition for deposits from other financial services companies such as securities brokerage firms, credit unions, insurance companies and money market funds.
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
Recent Acquisitions
Bank Acquisitions
During the past two decades, we have been able to expand our banking business through a combination of internal or “organic” growth complemented by opportunistic strategic transactions. Since 1997, we have completed eight mergers or acquisitions, including our most recent acquisition of Century. On November 12, 2021, we acquired Century, which operated 29 banking offices in 21 cities and towns in Massachusetts and southern New Hampshire, as of September 30, 2021, for $641.9 million in cash. Century had total assets of approximately $6.8 billion at the time of our acquisition, at fair value and excluding goodwill and intangible assets.
Eastern Insurance Group Acquisitions

In 2002, we acquired Allied American Insurance Agency, Inc. from the Arbella Insurance Group, which became Eastern Insurance Group. From 2004 through 2018, we expanded Eastern Insurance Group by acquiring 31 independent insurance agencies, the purchase prices for which ranged from less than $1.0 million to $17.1 million with an average purchase price of $3.9 million. In 2021, we acquired two independent insurance agencies, the purchase prices for which were $3.9 million and $0.5 million, respectively.
Business Strategy
Our goal is to enhance our position as one of the leading community banking institutions in our market, providing a broad array of banking and other financial services to retail, commercial and small business customers. In recent years, we have focused significant effort on and invested heavily in our infrastructure to create sophisticated and competitive products and services, a strong, experienced work force, and awareness of our banking brand. We also plan to grow by acquisition.
As a result, we believe we are well positioned to capitalize on the opportunities available in our market by focusing on the following core strategies.

Develop new customer relationships and deepen existing relationships. We seek to expand our market share in existing and contiguous markets across our businesses by leveraging our distinctive brand and delivering a diverse suite of tailored, high-quality solutions through a consultative, relationship-based approach reinforced by superior customer service. We believe this will result in disciplined growth of low-cost deposits, loans with attractive risk-adjusted returns and a steady stream of fee income. Our relationship-based approach has enabled us to achieve disciplined organic growth over time, and we expect this trend to continue. We believe our support of our small business and non-profit customers in obtaining funding in 2020 and 2021 under the Paycheck Protection Program, also known as “PPP,” demonstrated both our commitment and capacity to meet our customers’ needs, even in the most challenging circumstance. The PPP was created by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and was first launched in April 2020. The U.S. Small Business Administration, or “SBA,” approved all applications for PPP funding across the nation on a “first come, first served” basis. We believe that our experience as the largest SBA lender in New England for 13 consecutive years has made us effective in helping a large number of our customers avail themselves of the very attractive PPP loans. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Relief Act”) became law, and authorized an additional $284 billion of PPP loans and extended the PPP through March 31, 2021. The American Rescue Plan Act of 2021, which was signed into a law on March 11, 2021, allocated an additional $7.25 billion for PPP loans. The PPP ended on May 31, 2021. We disbursed a total of $1.7 billion of loans to approximately 15,500 borrowers under the PPP of the CARES Act during the years ended December 31, 2021 and 2020. The vast majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of Eastern Wealth Management and Eastern Insurance Group. Please refer to the subsection of this Annual Report on Form 10-K titled “Business—Lending Activities—Small Business Loans” for a summary description of PPP lending as relevant to Eastern Bank.
Pursue opportunistic acquisitions. We have pursued and intend to continue to prudently pursue opportunities to acquire banks in our existing and contiguous markets that we believe will create attractive financial returns. Our focus is primarily on franchises that enhance our funding profile, product capabilities or geographic density, while maintaining an acceptable risk profile. We believe the vital need to make increasingly significant technological investments has greatly amplified the importance of scale in banking. In addition, we believe that the COVID-19 pandemic recession has increased and will continue to increase the rate of consolidation in the banking industry. We believe that as a result of our initial public offering (“IPO”), which was completed in October 2020, we are well-positioned as a consolidator in the banking market because of our financial strength, reputation and culture as evidenced by our recent acquisition of Century in November 2021. In addition, we intend to continue to pursue opportunistic acquisitions of additional insurance agencies in existing and contiguous markets.
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

Manage risk to navigate a range of economic environments. We believe that our conservative credit culture, strong capital and liquidity position, and our deep client relationships are key to our long-term financial success. We believe that stable long-term growth and profitability are the result of building strong customer relationships one at a time while maintaining superior credit discipline. We supplement our conservative risk culture with a rigorous and continuous enterprise risk management program. The current COVID-19 pandemic has resulted in and is continuing to result in material uncertainty in the near- and medium-term future. In addition, a sustained period of low interest rates that continued into 2021 put pressure on our net interest margin. We believe we are enduring this period of stress from a position of strength, which allows us to maintain a strong balance sheet while still supporting our customers and communities in need.
Lending Activities
Lending Activities
We use funds obtained from deposits, as well as funds obtained from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) advances and Federal funds, primarily to originate loans and to invest in securities. We believe the portfolio is well diversified with approximately 1,100 commercial relationships at December 31, 2021. During the year ended December 31, 2021, in connection with our acquisition of Century, we acquired loans which are outside of our traditional lending area. Such loans will run-off over time as we are not actively pursuing lending activities in such areas. The amount of loans acquired from Century which are outside of our traditional lending area was $490.6 million as of year ended December 31, 2021. Our lending focuses on the following categories of loans:
Commercial and Industrial Loans. We offer a broad range of products, including lines of credit and term loans. We primarily target companies and institutions with annual revenues of $10 million to $500 million and strive to serve as the lead bank for customers with multi-product, long-term, profitable relationships with an emphasis on building long-term relationships. In addition, we participate in the syndicated loan market, club lending transactions and the Shared National Credit Program (“SNC Program”).
Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of December 31, 2021, we had total commercial and industrial loans of $3.0 billion, representing 24.2% of our total loans.
The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. For commercial and industrial loans, our primary focus is middle-market companies located in the markets we serve. Loans are extended on both a secured and unsecured basis, according to the credit profile of the customer, at both fixed interest rates and variable interest rates at varying spreads over LIBOR and Prime rate. The average tenor of our commercial and industrial portfolio varies according to market conditions but at December 31, 2021 it was 5.2 years.
In managing the commercial and industrial loan portfolio, we focus on the size of the customer’s lending relationship, which we view as the aggregate amount of all loans and loan commitments outstanding to a commercial borrower and any related borrowers or guarantors. The average commercial and industrial lending relationship by balance at December 31, 2021 was $1.8 million. At December 31, 2021, our ten largest commercial and industrial lending relationships, including relationships with combined commercial and industrial and owner-occupied commercial real estate exposure, had an average commitment of $68.8 million and ranged in commitment size from $60.0 million to $82.0 million.
Approximately 70.0% of our commercial and industrial loan exposure at December 31, 2021 was to customers headquartered within our primary lending market, which consists of eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island, although we participate in the syndicated loan market and the SNC Program. Our regulators and Eastern Bank consider a SNC to be any loan or loan commitment for which the commitment amount is equal to or greater than $100 million, in aggregate; and which is shared by three or more federally supervised unaffiliated institutions under a formal lending agreement; or a portion of which is sold to two or more federally supervised unaffiliated institutions, with the purchasing institutions assuming their pro rata share of the credit risk. As of December 31, 2021, our commercial and industrial SNC Program portfolio totaled $480.9 million, or 16.2%, of our commercial and industrial portfolio, and 40.3% of our commercial and industrial SNC Program portfolio were loans to borrowers headquartered in our primary lending market.
Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”). As of December 31, 2021, our ABL Portfolio totaled $224.8 million, or 7.6%, of our commercial and industrial portfolio. Our commercial and industrial portfolio also includes a portion of our PPP loans. As of December 31, 2021, the amount of PPP loans included in our commercial and industrial portfolio was $112.8 million.

Our commercial and industrial portfolio also includes IRBs which are municipal bonds issued to finance major capital projects. As of December 31, 2021, our commercial and industrial IRB portfolio totaled $1.0 billion, or 33.8% of our commercial and industrial portfolio. The majority of our IRB portfolio is in educational and other non-profit sectors.
Commercial Real Estate Loans. Loans in this category include mortgage loans on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel and other type properties. See "Item 1A. Risk Factors" in this Annual Report on Form 10-K for additional information regarding material reduction in demand for office and medical office space.
As of December 31, 2021, we had total commercial real estate loans of $4.5 billion, representing 36.9% of our total loans. As of December 31, 2021, owner occupied loans totaled $861.2 million, representing 19.0%, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate.
Our commercial real estate loan portfolio also includes IRB loans of $629.6 million, or 13.9% of our commercial real estate portfolio, as of December 31, 2021. Included in this amount was $376.7 million of IRB loans as of December 31, 2021 which were acquired in connection with our acquisition of Century.
The average outstanding loan balance in our commercial real estate portfolio was approximately $3.0 million as of December 31, 2021, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2021, our ten largest commercial real estate loans had an average commitment of $52.8 million, ranging from $46.2 million to $68.3 million.
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
As of December 31, 2021, we had total commercial construction loans of $222.3 million, representing 1.8% of our total loans. The majority of the loans in this category, measured by the outstanding loan balance as of December 31, 2021, are secured by properties located in our primary lending area. At December 31, 2021, our ten largest construction loans had an average commitment of $22.5 million, ranging from $19.0 million to $30.0 million.
Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 36 months, although the terms of some construction loans are extended, generally for periods of six to 12 months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project. When appropriate to the underwriting, a “discounted cash flow analysis” is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser for construction and land development loans in excess of $500,000. For larger loans, we also will generally require an inspection of the property by an Eastern Bank-appointed construction engineer before disbursement of funds during the term of the construction loan. Land development loans within the construction portfolio totaled $33.2 million as of December 31, 2021. IRB loans within the construction portfolio totaled $68.7 million as of December 31, 2021.
Small Business Loans. This category, which we refer to as “business banking,” is comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans.
As of December 31, 2021, we had total business banking loans of $1.3 billion, representing 10.9% of our total loans. In this category, commercial and industrial loans and commercial real estate loans totaled $440.6 million and $894.1 million, respectively, as of December 31, 2021. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans.
A portion of our small business loans are guaranteed by the SBA, through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a United States Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. Eastern Bank is a preferred lender under the SBA’s Preferred Lender Program, which allows expedited underwriting and approval of SBA 7(a) Loans. For 2009-2021, Eastern Bank was distinguished as the highest producer of SBA 7(a) loans, in terms of loan volume, in New England. As of December 31, 2021, our SBA portfolio held approximately 5,200 loans with $0.4 billion outstanding.
Our PPP loans are included in our commercial and industrial loans portfolio, as previously indicated, and in our business banking portfolio. As of December 31, 2021, the amount of PPP loans included in our business banking portfolio was $218.6 million.
One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential real estate loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.
As of December 31, 2021, we had total residential loans of $1.9 billion, representing 15.7% of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit score and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans
Our one-to four-family residential real estate loans generally do not have prepayment penalties. We generally do not offer loans with negative amortization and do not offer interest-only one- to four-family residential real estate loans, although we may provide for interest-only payments with respect to loan modifications.
Through a team of approximately 28 licensed mortgage loan officers, we originate residential loans either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs, although we generally retain non-conforming jumbo residential loans in our portfolio. Since 2016, we have outsourced to an independent party the processing, underwriting (using our criteria) and closing of residential loans originated by our mortgage loan officers. During the year ended December 31, 2021, residential real estate mortgage originations were $1.1 billion of which $233.7 million were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.
At December 31, 2021, our ten largest one- to four-family residential real estate loans had an average balance of $2.4 million, ranging from $2.2 million to $2.7 million.
Home Equity Loans and Lines of Credit. Loans in this category consist of home equity lines of credit and home equity loans. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan. We maintain policy standards for minimum credit score and cash reserves and maximum loan-to-value ratios consistent with a “prime” portfolio. For home equity loans and lines of credit originated in 2021, the average Fair Isaac Corporation (“FICO”) score was 767.
As of December 31, 2021, we had total consumer home equity loans of $1.1 billion, representing 9.0% of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
Other Consumer Loans. Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile loans, home improvement loans, airplane loans and other personal loans. Loans in this category include loans originated through our indirect automobile lending program, which we began to exit in 2018 to improve our liquidity position and to reduce lower yielding loans.

As of December 31, 2021, we had total other consumer loans of $214.5 million, representing 1.8% of our total loans. Our policy and underwriting considerations in this category include, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable. Included in this category of other consumer loans are home improvement and automobile loans of $104.4 million and $53.3 million, respectively, at December 31, 2021.
Loan Sales and Purchases
We generally originate commercial loans for our portfolio, although we sell participation interests in commercial and industrial loans and commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits.
We generally do not purchase whole loans, but we do purchase loan participations from other financial institutions. During the year ended December 31, 2021, we purchased $346.3 million of loan participations. As of December 31, 2021, we held loan participation interests, including SNCs, totaling $1.1 billion in loans originated by other lenders, consisting of $732.4 million of commercial and industrial loan participations, $362.9 million of commercial real estate loan participations, $37.1 million of commercial construction loan participations, and less than $0.1 million of business banking loan participations.
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
Loans-to-One Borrower Limit and Loan Category Concentration
The maximum amount that we may lend to one borrower and its related entities generally is limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital shares, surplus account and undivided profits. At December 31, 2021, our regulatory limit on loans-to-one borrower was $681.3 million.
In November 2021, we acquired Century, the loan portfolio of which included loans of a larger size than we have historically made, as well as loans to borrowers in industries in which we have historically not participated in a meaningful way. In connection with the acquisition, Eastern Bank’s Board of Directors approved adjustments to our internal limits on loans-to-one borrower (and related entities), as well as higher sub-limits for loans made in the higher education and healthcare industry sectors. As of December 31, 2021, our internal limits on loans-to-one borrower (and related entities), all of which are subject to industry-specific sub-limits, were:
•$35.0 million for commercial real estate loans;
•$100.0 million for commercial real estate relationships;
•$50.0 million for commercial and industrial relationships, including loans to non-profit entities;
•$75.0 million for loans to education and healthcare entities with a risk rating between 1 and 4; and
•$50.0 million for loans to education and healthcare entities with a risk rating of 5 and above.
Prior to the Century acquisition, our internal limits on loans-to-one borrower (and related entities) had been $25.0 million for commercial real estate loans; $75.0 million for commercial real estate relationships; and $40.0 million for commercial and industrial relationships, including loans to non-profit entities. Aggregate exposure limits can be increased up to 10% on an exception basis with the approval of the Credit Committee, including the approval of the Chief Credit Officer and the Chief Commercial Banking Officer.
In connection with the acquisition of Century, as a condition of receiving regulatory approval, we provided $65.6 million of credit to the Massachusetts Housing Partnership (“MHP”). The commitment exceeded our internal lending limits indicated above, but not our regulatory limit on loans-to-one-borrower also indicated above. Our Board of Directors approved the exception to our internal lending limits for the MHP credit facility.

Investment Activities
Our securities portfolio consists primarily of government-sponsored residential mortgage-backed securities (which includes collateralized mortgage obligations), government-sponsored commercial mortgage-backed securities (which includes collateralized mortgage obligations), U.S. Agency bonds, U.S. Treasury securities, state and municipal bonds and obligations, Small Business Administration pooled securities, and other debt securities. We view our securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Risk Management Committee of the Board of Directors is responsible for approving and overseeing our investment policy, which it reviews at least annually. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and market risk considerations. At December 31, 2021, our securities totaled $8.5 billion, and generated interest and dividends of 15.1% of total interest income for the year ended December 31, 2021. On at least a quarterly basis we review our security portfolio for impairment and to evaluate collection of principal and interest.
Sources of Funds
Deposits and other interest-bearing liabilities. At December 31, 2021, total deposits were $19.6 billion. Deposits originating through our branch banking network have traditionally been the principal source of our funds for use in lending and for other general business purposes. We offer a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in our market area. We believe we have been able to attract and maintain satisfactory levels of deposits based on the level of service we provide to our customers, the convenience of our banking locations, our electronic banking options, and our interest rates, all of which are generally competitive with those of competing financial institutions.
We also participate in the IntraFi Network (formerly known as “Promontory”), which allows us to provide access to multi-million dollar FDIC deposit insurance protection on deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on funding needs. As of December 31, 2021, we had repurchased no reciprocal deposits from other IntraFi Network banks and had $520.5 million of additional capacity.
Borrowings. At December 31, 2021, total borrowings were $34.3 million. Borrowings consist of both short-term and long-term borrowings and primarily consist of FHLB advances. Borrowings provide us with one source of funding. Maintaining available borrowing capacity with the FHLB provides us with a contingent source of liquidity.
Eastern Bank is a member of the FHLB of Boston. The primary reason for our FHLBB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLBB, we are required to purchase shares in the FHLBB. Accordingly, we had invested $10.9 million in shares of the FHLBB and had $14.0 million outstanding in FHLBB borrowings with original maturities ranging from 4 years to 20 years at December 31, 2021. In addition, we had $1.8 billion of borrowing capacity remaining with the FHLBB at December 31, 2021.
See Note 10, “Borrowed Funds” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K for more information regarding borrowings.
Eastern Wealth Management
Through Eastern Bank’s wealth management division, we offer a range of trust services, including managing customer investments, serving as custodian for customer assets, and providing other fiduciary services including serving as trustee and personal representative of estates. Our clients include individuals, trusts, businesses, employer-sponsored retirement plans and charitable organizations. Services offered include financial planning and portfolio management. At December 31, 2021, Eastern Bank held $3.4 billion of assets in a fiduciary, custodial or agency capacity for customers. These assets are not assets of Eastern Bank and therefore are not included in the consolidated balance sheets included in this Annual Report on Form 10-K. Eastern Wealth Management had 46 full-time equivalent employees as of December 31, 2021 and revenue of $24.6 million or approximately 12.7% of noninterest income during the year ended December 31, 2021. As discussed in “Recent Acquisitions” within this section, we acquired Century on November 12, 2021, the operations of which included a wealth management division. In 2020, Century’s last full fiscal year prior to our acquisition, brokerage commissions from its wealth management division amounted to $0.3 million. Century’s wealth management business included securities supported by LPL Financial, a third-party securities brokerage business. In connection with acquiring Century, we elected not to continue with a third-party securities brokerage relationship.

Eastern Insurance Group LLC
Eastern Insurance Group, a wholly owned subsidiary of Eastern Bank, acts as an independent agent in offering personal, business and employee benefits insurance products to individual and commercial clients. Personal insurance products include life, accident and health, automobile, and property and liability insurance including fire, condominium, home and tenants, among others. Commercial insurance products include group life and health, commercial property and liability, surety, and workers compensation insurance, among others. Eastern Insurance Group also offers a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and executive services. As an agency business, Eastern Insurance Group does not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services, which totaled $94.7 million or 49.0% of our total noninterest income during the year ended December 31, 2021, is the most significant portion of our noninterest income. Eastern Insurance Group represents many leading insurance companies.
Eastern Insurance Group operates through 23 non-branch offices in eastern Massachusetts, one office in Keene, New Hampshire, and one office in Providence, Rhode Island. As measured by revenue, Eastern Insurance Group is the second largest insurance agency in Massachusetts, the thirty-fourth largest property and casualty insurance agency in the United States. Eastern Insurance Group had 406 full-time equivalent employees as of December 31, 2021 and revenue of $97.2 million or approximately 15.5% of our total revenues.
Eastern Insurance Group routinely acquires smaller insurance agencies in existing and adjacent markets. During the five-year period ended December 31, 2021, Eastern Insurance Group acquired two insurance agencies for an average purchase price of $2.2 million. On average the agencies acquired during that period had annual revenue of $0.9 million at the date of purchase. See “Recent Acquisitions” within this section for additional information.
Regulation
We are subject to the extensive regulatory framework applicable to bank holding companies, bank subsidiaries and their affiliates. This framework is intended primarily for the protection of depositors, the FDIC’s Deposit Insurance Fund and the banking system as a whole, and generally is not intended for the protection of shareholders or other investors. Described below are the material elements of selected laws and regulations applicable to us, the Bank, our subsidiaries and our affiliates. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities cannot be predicted, but may have a material effect on our business, financial condition or results of operations.
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
Any change in applicable laws or regulations, whether by the United States Congress, the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, or the Federal Reserve Board, could have a material adverse impact on the operations and financial performance of Eastern Bankshares, Inc. and Eastern Bank. In addition, Eastern Bankshares, Inc. and Eastern Bank will be affected by the monetary and fiscal policies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the financial markets, it is impossible for management to accurately predict future changes in monetary policy or the effect such changes may have on the business or financial condition of Eastern Bankshares, Inc. and Eastern Bank.
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
Massachusetts Banking Laws and Supervision
Eastern Bank, as a Massachusetts-chartered bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to issue shares and to undertake certain other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a Massachusetts-chartered bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint the FDIC as a receiver or conservator if the Massachusetts Commissioner of Banks or the FDIC determine that we are conducting our business in an unsafe or unauthorized manner, and under certain other circumstances.
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
Insurance Sales. Massachusetts-chartered banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. Massachusetts-chartered banks may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Eastern Bank has received approval for insurance sales activities, and offers a variety of personal and business insurance products and services through its wholly-owned subsidiary, Eastern Insurance Group, a licensed insurance agency. Eastern Insurance Group has also obtained all licenses required by various state insurance regulatory authorities in other states that license, regulate and supervise insurance producers, brokers and agents.
Investment Activities. In general and subject to constraints under federal law, Massachusetts-chartered banks may invest in preferred and common shares of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits and have separate authority to invest up to 15% of the bank’s assets in shares listed on a national share exchange in the United States. Massachusetts-chartered banks may additionally invest an amount equal to 1.0% of their deposits in shares of Massachusetts corporations or companies with substantial employment in Massachusetts which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within Massachusetts. At the present time, Eastern Bank has the grandfathered authority under state law to invest in equity securities. However, such investment authority is constrained by federal law. See the subsection titled “—Federal Bank Regulation—Investment Activities” for such federal restrictions.
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
Liquidation Account Effect on Dividends. As a result of the conversion of Eastern Bank Corporation, the predecessor holding company of Eastern Bank, from a mutual into a stock holding company in connection with our IPO (the “Conversion”), Eastern Bankshares, Inc. may not declare or pay a cash dividend on, or repurchase any of, its capital shares if the effect thereof would cause its net worth to be reduced below (i) the amount required for the liquidation account established by Eastern Bankshares, Inc. in connection with the IPO (“Liquidation Account”) or (ii) the regulatory capital requirements of Eastern Bankshares, Inc. (to the extent applicable).
The Liquidation Account was designed to provide payments to depositors of their liquidation interests, if any, in the end of a liquidation of (a) Eastern Bankshares, Inc. and Eastern Bank, or (b) Eastern Bank. Under the plan of conversion of Eastern Bank Corporation in connection with the Conversion, eligible account holders received an interest in a liquidation account maintained by Eastern Bankshares, Inc. in an amount equal to (i) Eastern Bank Corporation’s ownership interest in Eastern Bank’s total shareholders’ equity as of the date of the latest statement of financial condition included in our IPO prospectus, plus (ii) the value of the net assets of Eastern Bank Corporation as of the date of the latest statement of financial condition of Eastern Bank Corporation prior to the consummation of the conversion (excluding its ownership of Eastern Bank). Eastern Bank Corporation’s plan of conversion also provided for the establishment of a parallel liquidation account maintained at Eastern Bank to support Eastern Bankshares, Inc.’s liquidation account in the event Eastern Bankshares, Inc. does not have sufficient assets to fund its obligations under Eastern Bankshares, Inc.’s liquidation account. Eastern Bankshares, Inc. and Eastern Bank hold the Liquidation Account for the benefit of eligible account holders who have continued to maintain deposits in Eastern Bank following completion of the conversion.
Share Repurchases. Eastern Bankshares, Inc. may not repurchase any of its capital stock if the effect thereof would cause its net worth to be reduced below (i) the amount required for the Liquidation Account or (ii) the regulatory capital requirements of Eastern Bankshares, Inc. (to the extent applicable). In addition, under Massachusetts regulations, Eastern Bankshares, Inc. may not repurchase shares of its common stock during the first three years following the completion of the IPO, except to fund tax-qualified or non-tax-qualified employee stock benefit plans, or except in amounts not greater than 5% of our outstanding shares of common stock where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks.
On November 12, 2021, the receipt of a notice of non-objection from the Federal Reserve Board to our first proposed share repurchase program. Our authorization to repurchase shares under this program was disclosed. Our authorization to repurchase shares under this program, which was approved by the Company’s Board of Directors, is limited to 9,337,900 shares, which represents 5% of our outstanding shares of common stock, over a 12-month period. The program is further limited to $225 million through November 30, 2022 and may be modified or terminated by the Company’s Board of Directors at any time.
Protection of Personal Information. Massachusetts has adopted statutory and regulatory requirements intended to protect personal information. The requirements are similar to federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Bank Regulation—Privacy Regulations.” They require organizations to establish written information security programs to prevent identity theft and other fraud. The Massachusetts regulation also contains technology system security requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.
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
Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower and related interests to a bank may not exceed 20.0% of the total of the bank’s capital, which is defined under Massachusetts law as the sum of the bank’s capital shares, surplus account and undivided profits.
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
Federal Bank Regulation
Capital Requirements. Federal regulations require FDIC-insured depository institutions, such as Eastern Bank, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to average assets leverage ratio of 4.0%.
For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred shares and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred shares and long-term perpetual preferred shares, mandatory convertible securities, intermediate preferred shares and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% or risk-weighted assets. As permitted by applicable capital regulations, we have opted out of the requirement to include Accumulated Other Comprehensive Income (“AOCI”) in our regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At December 31, 2021, Eastern Bank exceeded the regulatory requirement for the capital conservation buffer.
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
In addition, the FDIC is authorized to permit such a state bank to engage as principal in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and the FDIC determines that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 ratio of 4.5% or greater and a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2021, Eastern Bank was a “well capitalized” institution under FDIC regulations.
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
Enforcement. The FDIC has extensive enforcement authority over insured state-chartered banks, including Eastern Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders, remove directors and officers and prohibit institution affiliated parties from banking. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state nonmember bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: insolvency; substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; existence of an unsafe or unsound condition to transact business; insufficient capital; or the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
Federal Insurance of Deposit Accounts. Eastern Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. The Deposit Insurance Fund provides deposit insurance of $250,000 per depositor, per insured bank, for each of the eight ownership categories defined by the FDIC, provided that the requirements for each ownership category are met.
The FDIC assesses deposit insurance premiums on each insured institution quarterly based on risk characteristics of the institution. As a bank with assets of more than $10 billion, Eastern Bank is subject to a deposit assessment based on a scorecard issued by the FDIC. This scorecard considers, among other things, Eastern Bank’s rating under the Federal Financial Institutions Examination Council’s Uniform Financial Institutions Rating System, or CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of Eastern Bank’s performance under that scorecard, the total base assessment rate is between 1.5 and 40 basis points. The FDIC Board of Directors may also impose special assessments under stressed circumstances.
Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the ratio of the Deposit Insurance Fund to insured deposits of the total industry. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC’s rules reduced assessment rates on all banks but imposed a surcharge on banks with assets of $10 billion or more until the DRR reaches 1.35% and will provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules also changed the method to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than less risky banks. The reserve ratio reached 1.36% on September 30, 2018 and, as a result, the surcharge on banks with assets of $10 billion or more ceased with the first assessment invoice in 2019. In addition, once the DRR reaches 1.38%, the FDIC will apply the assessment credits to banks that had assets below $10 billion at any time during the credit calculation period, which includes Eastern Bank. As of December 31, 2021, the Deposit Insurance Fund’s reserve ratio was 1.27%. The FDIC Board previously voted on September 15, 2020 to maintain the current schedule of assessment rates for all insured depository institutions because of the extraordinary growth of insured deposits due to the pandemic.
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
Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by FDIC regulations, Eastern Bank as a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Eastern Bank’s most recently published FDIC CRA performance rating was “Outstanding.”
Massachusetts has its own statutory counterpart to the CRA which is also applicable to Eastern Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Eastern Bank’s most recent 2018 CRA performance rating under Massachusetts law was “Outstanding.”
On December 14, 2021, The Office of the Comptroller of the Currency issued a final rule to rescind its June 2020 Community Reinvestment Act (CRA) rule and replace it with a rule based on the rules adopted jointly by the Federal banking agencies in 1995, as amended. The OCC’s action facilitates the planned future issuance of updated interagency CRA rules with the Federal Reserve Board and FDIC to modernize the CRA regulatory framework and promote consistency for all insured depository institutions. It is unclear whether or when a final rule will be promulgated. It is also unclear whether the Massachusetts Commissioner of Banks will adopt corresponding changes to its CRA regulations, which apply to all Massachusetts-chartered banks, including Eastern Bank.
Compensation Practices. Our compensation practices are subject to oversight by the Federal Reserve Board and the FDIC. The federal banking regulators have provided guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: (i) the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) the arrangements should be compatible with effective controls and risk management; and (iii) the arrangements should be supported by strong corporate governance. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and financial weakness. The federal banking and other responsible federal agencies, including the SEC, have yet to adopt regulations implementing the executive compensation provisions of the Dodd Frank Act.

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
CARES Act. Eastern Bank has been impacted by provisions of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, containing, among other provisions, certain temporary regulatory forbearance measures applicable during the COVID-19 pandemic state of emergency and temporary relief from troubled debt restructurings.
Consolidated Appropriations Act. Eastern Bank has been impacted by provisions of the Consolidated Appropriations Act, which was enacted on December 27, 2020. These provisions extend certain provisions related to the COVID-19 pandemic in the United States (which were due to expire) and provides additional emergency relief to individuals and businesses. Included within the provisions of the Consolidated Appropriations Act was the extension of Section 4013 of the CARES Act to January 1, 2022, which provided relief from a requirement to evaluate loans that had received COVID-19 modifications to determine if the loans required troubled debt restructuring (“TDR”) treatment provided certain criteria were met. Accordingly, we applied the TDR relief granted pursuant to such section to any qualifying loan modifications executed during the allowable time period.
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
Federal Reserve System
The Federal Reserve Board regulations ordinarily require depository institutions to maintain interest-earning reserves against their transaction accounts (primarily, negotiable order of withdrawal (“NOW”) accounts and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against net transaction accounts as follows: as of January 1, 2022, for that portion of transaction accounts aggregating $640.6 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $640.6 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). As of January 1, 2022, the first $32.4 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. However, in response to the COVID-19 pandemic, the Federal Reserve Board temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of December 31, 2021. The current annual interest rate on both reserves is 0.15%.
Federal Home Loan Bank System
Eastern Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital shares in the FHLB bank of which they are a member. Eastern Bank acquired capital shares in the FHLBB and was in compliance with this requirement at December 31, 2021. Based on redemption provisions of the FHLBB, the shares have no quoted market value and are carried at cost. Eastern Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLBB shares. As of December 31, 2021, no impairment had been recognized.
At its discretion, the FHLBB may declare dividends on the shares. The FHLBs are required to contribute a percentage of their net earnings towards funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and result in the FHLBs imposing a higher rate of interest on advances to their members. During the year ended December 31, 2021, the FHLBB paid quarterly dividends equal to yields of 1.6%, 1.5%, 1.5% and 2.1% in the first, second, third and fourth quarter, respectively. There can be no assurance that such dividends will continue in the future.
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
The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well-capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. Eastern Bankshares, Inc. has no present plan or intent to elect to become a financial holding company.
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
The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve Board has issued guidance that requires consultation with the agency prior to a bank holding company’s payment of dividends or repurchase of shares under certain circumstances. These regulatory policies could affect the ability of Eastern Bankshares, Inc. to pay dividends, repurchase its shares or otherwise engage in capital distributions.
Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. Eastern Bankshares, Inc. does not control two depository institutions that would subject it to the cross-guarantee provisions of the Federal Deposit Insurance Act.
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
In December 2021, the Securities and Exchange Commission (“SEC”) proposed rules related to corporate share repurchase programs, which include extensive disclosure requirements for issuers that engage in share repurchasing. Our future share repurchase programs will likely be subject to such future regulations.
Filer Status
The Jumpstart Our Businesses Act, or JOBS Act, which was enacted in 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Following the IPO, Eastern Bankshares, Inc. qualified as an emerging growth company, and we continued to qualify as an emerging growth company under the JOBS Act until December 31, 2021.
Eastern Bankshares Inc. ceased to qualify as an emerging growth company under the JOBS Act as of December 31, 2021, the last day of the fiscal year in which Eastern Bankshares, Inc. was classified as a “large accelerated filer,” under Securities and Exchange Commission regulations. As a result, we are no longer entitled to the exemptions for emerging growth companies provided in the JOBS Act.
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
Legal and Regulatory Proceedings
We operate in a legal and regulatory environment that exposes us to potentially significant risks. In addition to the matters described below, in the normal course of business, we are named, from time to time, as a defendant in various legal actions, including class actions and other individual litigation matters, arising in connection with our activities as a banking institution, including with respect to allegations of unfair or deceptive business practices and our role in administering trusts for which we are a trustee alone or with others. We also face legal exposure associated with employment actions, which at times can result in matters against Eastern Bank before the Massachusetts Commission Against Discrimination or the U.S. Equal Employment Opportunity Commission. Actual or threatened legal actions against us include claims for substantial amounts of compensatory damages, claims for intermediate amounts of compensatory damages and claims for punitive damages. Compliance with all applicable laws and regulations involves a significant investment in time and resources. Any new laws or regulations applicable to our business, any changes to existing laws or regulations, or any changes to the interpretations or enforcement of those laws or regulations, may affect our operations and/or financial condition. For additional information, see Note 17, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
The activities of Eastern Bank, including with respect to disclosures about and implementation of numerous consumer products, are subject to various laws and numerous regulations, including those related to unfair or deceptive acts or practices. If Eastern Bank is found to have violated one or more consumer protection laws, it may be required to pay restitution to certain affected customers in connection with certain of these practices. In addition, Eastern Bank may face formal administrative enforcement actions from its federal and other governmental supervisory agencies, including the assessment of civil monetary penalties and restitution, relating to consumer products, and could also face potential civil litigation. For further information regarding risks related to regulatory actions and litigation, please refer to “Risk Factors—Risks Related to Our Business—Operational risks are inherent in our businesses,” “Risk Factors—Risks Related to Regulations—Our business is highly regulated, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business,” and “Risk Factors—Risks Related to Regulations—We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions” in Part I, Item 1A of this Annual Report on Form 10-K.
Human Capital Management

Diversity, Equity & Inclusion (DE&I)

The Company, which employed 2,059 full- and part- time employees as of December 31, 2021, of whom 1,889 were full-time employees, is deeply committed to having a diverse workforce reflective of the communities we serve, where all feel included and supported. Our strategy is to build and sustain diversity, equity and inclusion (“DE&I”) as a critical aspect of our work and workplace environment, which we believe makes us a better employer, a better provider of services to our customers, a better member of our communities and a better investment for our shareholders.
The Company has long been committed to and recognized as a leader in DE&I, as evidenced by:
•The Wall Street Journal featured Eastern’s work to drive a diverse and inclusive culture in December 2020.
•Our diverse Board of Directors. DE&I starts with our diverse Board of Directors, which has long been led by professionals of color (Wendell Knox, Lead Director 2009-2017; Deborah Jackson, Lead Director Jan. 2018 – present). Overall, 50% of our Board of Directors is comprised of women and people of color.
•Our diverse leadership team. Our Management Committee, which runs the Company, is comprised of 11 executives, about 40% of whom are women or people of color, including our President, Quincy Miller. In 2021, Sujata Yadav, a woman of color, was promoted to Executive Vice President and Chief Marketing Officer. It is anticipated that she will join our Management Committee on March 1, 2022 as the first woman of color to serve on the Management Committee.
•Our Company was built by women. Our first customer was a woman, and for over 200 years women have played a key role in our Company’s success. Women comprise 67% of our total workforce.

•Our recognition as a leader in DE&I. We’ve been recognized in 2021 as a “Best Place to Work” for LGBTQ+ equality by the Human Rights Campaign for the ninth consecutive year. We were the first company in the country to sign the Gay and Lesbian Alliance Against Defamation’s amicus brief that asked the U.S. Supreme Court to strike down the Defense of Marriage Act and we expanded our health insurance to offer comprehensive transgender-inclusive coverage, including coverage for treatments and services related to sex affirmation or reassignment. We also are a founding member of the Massachusetts LGBT Chamber of Commerce and the LGBT Business Network, working to promote opportunities for LGBT-owned businesses, corporations and professionals, and during the COVID-19 pandemic, helping to ensure LGBTQ+-owned businesses have access to loan assistance programs like the Paycheck Protection Program.
•Our 11 employee resource groups (“ERGs”). Each group has an executive sponsor, and serves as a source of support and inclusion for colleagues. The groups also provide guidance to leadership on issues of importance to them, with ERG leaders serving on our DE&I Steering Committee alongside our senior executives, consultants and advisors. ERG highlights in 2021 include:
◦Our Asian American Professional Collective facilitated an employee-wide live bystander training to empower employees to appropriately respond to harassment in the wake of public violence against members of the Asian community;
◦Our Latinos In Action group lead a number of colleague development sessions including roundtables that celebrated diversity inclusion and intersectionality.
◦Our Women’s Interest Network leaders organized a live session co-lead by our CEO and an expert on mental health to address employee burnout and strategies for maintaining strong mental health;
◦Our Veterans and Military Families ERG leaders facilitated a virtual event honoring Medal of Honor recipients and their families; and
◦As part of our Black History Month celebration, our Company held a virtual screening of “Grounded, a film presentation” highlighting the relationships of prominent Black Bostonian couples and their hopes for grounding the next generation of Black leaders. We also hosted a virtual event honoring Medal of Honor recipients and their families with leadership from our Military Veterans and Families Network ERG.
◦The ERGs reflect the diversity of our workforce and the communities we serve, and include:
▪Asian American Professional Collective;
▪Black Professional Alliance;
▪Latinos in Action;
▪disAbility Advocacy Alliance;
▪Equality Under the Blue (LGBTQ+);
▪Sustainability Network (environment);
▪Heart of Eastern (volunteerism);
▪Parenting Networking Group;
▪Veterans and Military Families;
▪Women’s Interest Network; and
▪Young Professionals Network.
We are proud of our long standing commitment to DE&I but recognize that we have more work to do to improve DE&I at the most senior levels of our organization. In 2021, the Company formally launched our “Road to Equity” action plan, which reflects greater intentionality in increasing DE&I across a number of areas of the Company, including talent acquisition, retention and development, supplier diversity, products and services, and philanthropic support from the Eastern Bank Foundation. Our Company has been successful in recruiting diverse talent into our organization: in 2021, 45% of our new hires in 2021 were racially diverse and 63% were women. However, while we have extensive gender and ethnic diversity at the junior levels of our Company, we have less diversity at the more senior levels of our Company. While some of our divisions, such as our Retail Division, are more diverse, other divisions remain predominately comprised of non-diverse colleagues. In 2021, our senior management set a number of key objectives to help drive an enhanced focus on DE&I, including the development of a dashboard to ensure the Company measures and reports progress on the quantitative DE&I goals related to talent management, supplier diversity and philanthropic spend in underserved communities. The Company also put in place programs and trainings to further support the Road to Equity. Eastern Insurance Group, designed and launched a Career Development Rotational Program with a focus on providing an onramp for diverse talent into the insurance sector. Our Commercial Credit Training Program enhanced its focus on serving as an onramp into Commercial Lending and Credit for women and people of color, who are underrepresented in these divisions at our Company. Supplier diversity goals were expanded to all divisions in our Company while a team was formed to focus on products and services related to a development of a WMBE (Women and Minority Owned Businesses) vertical. Approximately 80 of our most senior executives from across the Company set DE&I goals related to talent acquisition, management and supplier diversity and met twice in 2021 as a large group to learn about best practices in DE&I recruiting, mentoring and professional development.
To help drive diverse recruiting, management partners with external organizations to develop diverse candidate pipelines and supply diverse talent, regularly reports on diverse hiring to the Board of Directors, and has a talent acquisition team led by and comprised of diverse colleagues. In 2021, we enhanced our focus on diverse candidate slates and, as a result, achieved record diversity hiring (racial diversity). Year-over-year, we increased racial diversity in our total workforce by two percentage points. Our hiring at the Senior Vice President level included 17% diverse hires and 50% women hires and our hiring at the Vice President level included 33% diverse hires and 54% women hires. Diversity at these senior levels will continue to be an area of enhanced focus.
To further enhance our culture and commitment to DE&I, the Company provides DE&I training across all divisions with the assistance and leadership of experienced external DE&I professionals. This training includes mandatory training on the Company’s DE&I strategy for all employees; training for our middle managers on understanding social identity; and training for senior management on effecting organizational change aligned with the Road to Equity. The Company also formed a DE&I steering committee chaired by the Chief Executive Officer, whose members include executives, leaders of our ERGs, and external advisors who are leaders on and experts in DE&I issues. In 2021, the DE&I steering committee helped develop and execute on key DE&I objectives, such as the enhanced DE&I training and programs. The Board of Directors also engaged an independent DE&I consultant, who reports directly to the Lead Director, serves on our DE&I steering committee and provides guidance and best practices to senior management and the Board to further drive our success on the Road to Equity.
Demographics
The tables below depict the Company’s demographics as of December 31, 2021 for our Board of Directors, our Management Committee (which consists of our senior most leaders at the Company), our total workforce, and new hires in 2021 who remained employed as of December 31, 2021:
2021 Board of Directors

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	3	9	0	12	1	2	1	0	0	8	12
Percentage	25.0%	75.0%	—%	100.0%	8.3%	16.7%	8.3%	—%	—%	66.7%	100.0%
2021 Management Committee

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	3	8	0	11	0	1	0	0	0	10	11
Percentage	27.0%	73.0%	—%	100.0%	—%	9.0%	—%	—%	—%	91.0%	100.0%
2021 Total Workforce

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	1,382	674	2	2,058	157	127	213	45	42	1,474	2,058
Percentage	67.1%	32.8%	0.1%	100.0%	7.6%	6.2%	10.3%	2.2%	2.0%	71.7%	100.0%
2021 New Hires (2021 new hires employed as of 12/31/21)

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	281	161	5	447	75	32	80	13	13	234	447
Percentage	62.9%	36.0%	1.1%	100.0%	16.8%	7.2%	17.9%	2.9%	2.9%	52.3%	100.0%

Pay & Benefits
The Company’s compensation and benefits programs are designed to attract, motivate and retain the talent we need to achieve short-term and long-term goals through the implementation of sound compensation principles and policies. For compensation, this includes paying for performance, ensuring equity, fairness and nondiscrimination in pay as well as compensation risk mitigation. To help ensure pay equity, the Company conducts pay equity analyses on an annual basis with the assistance of external advisors. We also seek fairness in total compensation by utilizing market data, conducting internal compensation comparison analyses and engaging expert independent compensation and benefits consulting firms to help us benchmark against industry peers. We believe that we offer an attractive and competitive benefits program that focuses on overall wellness in all areas of life, with a variety of options that allow employees to choose the plans that best meet their needs. Our benefits include: health, dental and vision coverage; paid parental leave and other paid time off; short and long term disability benefits; health and flexible spending accounts; tuition reimbursement; Employee Assistance Program; and wellness programming. In 2021, we offered our employees three separate retirement benefits: a defined pension benefit plan, a 401(k) contribution, and an employee stock ownership plan (“ESOP”) through which Company stock is allocated to all eligible employees (based on age and hours worked).
COVID-19 Response
As the Company navigated the challenges of the COVID-19 pandemic in 2021, we were guided by our “people first” philosophy that we believe has served our Company, colleagues and communities well. Our cross-functional pandemic response team continued to lead pandemic response efforts across the Company and prioritized the need to keep our essential, onsite, customer facing colleagues as safe as possible while continuing to serve our customers’ needs. In 2021, our pandemic response team worked closely with executive management to mitigate risks of COVID-19 through a continuous vaccination education and support campaign. We also:
•staffed a dedicated COVID-19 hotline to help colleagues report exposures and positive cases, contact trace and obtain support around illness and return to work;
•implemented a vaccination tracker to help measure COVID-19 risk within our employee population and required uses of a travel tracker before vaccinations became available to monitor travel and help ensure compliance with travel restrictions and quarantine requirements;
•increased colleague communications around COVID-19 protocols to ensure employees understood best practices around COVID-19 risk mitigation; quarantines; vaccinations, boosters and general CDC guidance, which the Company continued to use as the basis for its protocol;
•continued to pay employees who could not work due to COVID-19-related illness, to get vaccinated and for family care needs without requiring employees to use their sick or personal time and offered additional time off to cover time quarantining due to COVID-19 exposure;
•instituted, for the second consecutive year, a carryover of 2021 unused vacation time to offer more flexibility to colleagues to take time off in 2022;
•procured rapid antigen tests for employees who did not have ready access to them during the winter holidays as the Omicron variant created enhanced risks of illness; and
•held three vaccination and booster clinics for employees, and in some instances, their family members, both during work and after hours to accommodate our onsite workers.
Employee Well Being
Given our 2020 IPO, 2021 acquisition of Century and other large strategic matters, we have asked our employees for a tremendous commitment to their jobs over the last two years. In addition, more than half of our colleagues have continued to work remotely and have less ability to separate work from home and are thus prone to work more than ever before. During this time period, we have also experienced turnover in some divisions, which has compounded employee stress related to COVID-19-related staffing challenges in those same divisions. As a result of these collective challenges, the Company became focused on burnout amongst our employees in 2021. To better support our employees, the Company enhanced its wellness offerings and focused more on mental health support. We increased minimum vacation time from two to three weeks, which provided more time off for over 400 employees, many of whom work in customer-facing or on-site positions that have historically had high levels of burnout. After closing the Century acquisition and to provide employees with additional downtime, the Company received regulatory approval to close on the day after Thanksgiving for a first-ever Company-wide “day of rest” and any employees who had to work that day received a floating holiday. Management believes that its recognition of the ongoing need to address employee burnout was well received by our colleagues and demonstrated our Company’s commitment to employee well-being. As mentioned above, our CEO also co-lead with a mental health expert a session with our Women’s Interest Network on preventing burnout and best practices for mental health well-being. The session was held in the fourth quarter, was widely attended by employees and we believe set the groundwork for management’s continued focus on addressing employee burnout in 2022. Finally, in 2022, to further support our employees, we created a fund that provides grants to eligible employees experiencing an unexpected financial hardship.
Employee Engagement
We are dedicated to engaging our workforce to better understand how we can improve our culture and workplace In 2021, we continued to virtually host a significant number of Town Hall meetings, led by the CEO. At each meeting, time was reserved for employees to ask questions and engage directly with the CEO and Management Committee members. We held 12 Town Halls in 2021, which represented a significant increase from the numbers held in pre-COVID-19 years.
We also engage our employees through more formal measures. Annually, we engage an independent third party consultant to conduct an employee engagement survey, and based on employee feedback, management identifies areas to address. In 2021, we added questions to the survey about the Company’s COVID-19 response and DE&I. Ninety-one percent of employees responded to the survey, with 90% of respondents reporting a favorable view of the Company’s response to COVID-19, 89% of respondents reporting they are proud to work for our Company and 87% reporting that the Company has created an environment where people with diverse backgrounds can succeed.
We revamped our onboarding program to ensure the approximately 252 colleagues joining us from Century could understand our Company, culture and their role within it by hosting a virtual welcome event hosted by our CEO. We also assigned “buddy” mentors to new colleagues and offered enhanced people management training for managers of the new colleagues. We continued to utilize our onboarding and offboarding engagement survey, which is administered through the same third party consultant that manages the annual engagement survey. For onboarding, we engage with newly hired employees at the 30 day and 90 day mark to understand how they are integrating into the Company and how the Company can improve the onboarding process including new employee training, among other topics. For offboarding, we survey colleagues to better understand why they left the Company, and ask specific questions to capture if the colleague chose to leave for reasons related to ethics, our culture, a lack of DE&I and other reasons. We believe that this continued emphasis on employee surveying will provide us with data to improve the overall employee experience at our Company, thereby deepening engagement and retention. In 2021, we supported our employees’ commitment to engage with the communities we serve through socially distanced and remote volunteer opportunities, offering eight hours of paid time off to volunteer. We were named for the fifth consecutive year among the top 10 most charitable organizations in Massachusetts by the Boston Business Journal.
Turnover
Our Company experienced an increase in employee turnover in the last two quarters of 2021, which management believes reflects pent up turnover, based on low turnover numbers for the prior 12 months (when COVID-19 vaccinations were not yet widely available), a competitive labor market and retirements. However, overall Company turnover for 2021 was slightly less than in 2019, which was the last full year in which the labor market was unaffected by COVID-19. To help alleviate the staffing stresses caused by this turnover, the Company engaged third parties to support talent acquisition in higher turnover divisions, which resulted in a reduction year over year in the time required to fill open positions, even despite the increased churn in some areas of the employee base. We also believe that increased the number of weeks of vacation we offer (from two to three) may help us attract talent in this competitive environment. Finally, the Company’s succession planning, particularly at Eastern Insurance Group and in our Commercial Lending Group, has enabled the Company to transition into its next generation of leaders, following the retirement of senior colleagues in 2021 (including the CEO and President of Eastern Insurance Group and the Vice Chair and Chief Commercial Banking Officer of the Bank).
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
Available Information
We file annual, quarterly, and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public from the SEC’s internet site at www.SEC.gov.

We post the following filings to investor.easternbank.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Paper copies of all such filings are available free of charge by request via email (investor.relations@easternbank.com), telephone (781-598-7920) or mail (Eastern Bankshares, Inc. Investor Relations at 265 Franklin Street, Boston, MA 02110). The information contained or incorporated on our website is not a part of this Annual Report on Form 10-K.
We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “Investor Relations” or “News” sections. Accordingly, investors should monitor these portions of our website, in addition to following the Company’s press releases, SEC filings, public conference calls and webcasts.

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
•Since March 2020, when the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, to be a global pandemic, the COVID-19 pandemic, as well as governmental and private sector responses to it, have had a severe impact in our markets, causing, among other things:
◦closures of many businesses, leading to loss of revenues and, from time to time, above average unemployment, and
◦the imposition of governmental orders initially requiring non-essential businesses to close their facilities and later limiting the number of customers and other personnel permitted on their premises.
•The duration and severity of the COVID-19 pandemic through 2022 and possibly beyond, including the potential for resurgences from time to time, as well as the pace of vaccination and testing programs both within and outside of our market area, and the efficacy of any vaccine against new variants of coronavirus are impossible to predict.
•The continuation of the COVID-19 pandemic in 2022 may result in adverse economic conditions in our market that could have a significant adverse effect in 2022 on our business, financial condition, results of operations and cash flows, including by:
◦reducing demand for products and services from our customers, and
◦causing greater than average recognition of credit losses and increases in our allowance for loan losses, especially if our business customers continue to experience reduced demand for their products and services
•Our commercial and small business borrowers operating businesses such as hotels, inns, restaurants and retail stores that depend primarily upon customers patronizing their businesses in person have experienced the most significant adverse effects of the COVID-19 pandemic, and we expect these effects to persist for some or all of 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for detail on the Company’s lending exposure to industries which management believes have experienced the most adverse effects of the COVID-19 pandemic.
•The increase in remote and hybrid work arrangements, if continued, could ultimately result in reduced demand for office space in our market, and such reduction in demand could adversely affect both the value of the collateral securing some of our commercial real estate loans and the demand by developers and other borrowers for new commercial real estate loans.

•Some negative effects of the COVID-19 pandemic, including the recognition of charge-offs, may be delayed because of the impact of prior and potential future government stimulus actions or payment assistance provided to clients and customers.
•It may be challenging for us to grow our core business while the COVID-19 pandemic continues or if the recovery from the COVID-19 pandemic continues to be erratic.
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
•Changes in interest rates can have a material effect on many areas of our business, including on our net interest income, deposit costs, and loan volume and delinquency, and may have an adverse effect on our profitability. The Federal Open Market Committee’s decision to maintain the target range for the federal funds rate between 0.0% and 0.25% for an extended period of time to help mitigate the effects of the COVID-19 pandemic has had and may continue to have an adverse effect on our operating results. Any decision by the Federal Open Market Committee in 2022 to increase the federal funds rate could subsequently be modified or reversed depending on future changes in the U.S. economy.
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
•On January 1, 2022, we adopted a new standard for determining the amount of the allowance for loan losses (commonly referred to as the “CECL standard”). Therefore, our allowance for loan losses for the year ended December 31, 2021 may be difficult to evaluate in comparison to our peers that previously adopted the new standard.
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
•Eastern Insurance Group’s business model, in which it acts as an agent in offering insurance solutions for clients with insurance needs, could become outdated as insurance carriers increasingly offer products directly to consumers.
•To the extent that we acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.
•In 2021, we adopted a new stock-based benefit plan, which will increase our annual compensation and benefit expenses related to awards granted to participants under such plan.
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
•The market price of our stock value may be negatively affected by applicable regulations that restrict the level of stock that we may repurchase through October 14, 2023.

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
Risks Related to the COVID-19 Pandemic and Associated Economic Slowdown

The duration and severity of the COVID-19 pandemic in 2022 and beyond, including the potential for resurgences from time to time, as well as the pace of vaccination and testing programs both within and outside of our market area, and the efficacy of any vaccine against new variants of coronavirus are impossible to predict. The type of coronavirus that causes COVID-19 constantly changes through mutation, and new variants of the virus have emerged and will likely continue to emerge over time. Multiple variants of the virus that causes COVID-19 have been documented in the United States, including within our markets, and globally during this pandemic. The U.S. Center for Disease Prevention and Control (the “CDC”)

reports that several of these variants seem to spread more easily and quickly than other variants, and these variants may lead to more cases of COVID-19. A surge in the number of cases has, and may in the future, put more strain on health care resources, lead to more hospitalizations, and potentially lead to more deaths. There is also substantial uncertainty regarding the pace of economic recovery and the return of business and consumer confidence if and when the impact of the COVID-19 pandemic lessens. The COVID-19 pandemic, including associated governmental and private sector responses, has had, and we expect will continue to have, a material adverse effect on our business, financial condition, results of operations and cash flows, as discussed below.
The COVID-19 pandemic and governmental and private sector action in response to the COVID-19 pandemic are having a material adverse effect on the global, national and local economies, and on our business, financial condition, results of operations and cash flows, and it remains premature to predict if or when economic activity will revert to the level that existed before the spread of COVID-19 in our region.
Governmental and private sector action in response to the COVID-19 pandemic have generally had the effect in our market of curtailing household and business activity, although such action has not always been coordinated or consistent across jurisdictions and has fluctuated during the COVID-19 pandemic.
Our market consists primarily of eastern Massachusetts and southern and coastal New Hampshire. Since the beginning of the COVID-19 pandemic, the nature of response by the states in which we operate have, at various times, included issuance and subsequent expiration of a state of emergency and the imposition, relaxation and/or reinstitution of restrictions on business and organizations that do not provide certain essential services. The number of cases in each state have fallen with widespread vaccinations (and booster shots) but risen in connection with the emergence of new variants. Quarantine requirements for those who tested positive for COVID-19 or were exposed to it, imposed by Massachusetts and New Hampshire, have caused staff shortages across our branch footprint, causing us to reduce hours and, at times, close branches, disrupting service for our customers. We are unable to predict how the governmental and private sector action will evolve in 2022 in response to the COVID-19 pandemic in our markets.
Our commercial and small business borrowers that operate businesses such as hotels, inns, restaurants and retail stores that depend primarily upon customers patronizing their businesses in person have experienced the most significant adverse effects of the COVID-19 pandemic, and we expect these effects to continue.
Many individuals, households and businesses have changed their behavior in response to governmental mandates and advisories, sharply restraining certain commercial and social interactions. Our commercial and small business borrowers that operate businesses such as hotels, inns, restaurants and retail stores that depend primarily upon customers patronizing their businesses in person have experienced the most significant adverse effects as a consequence of reduced commercial and social interactions and discretionary spending, and we expect these effects to persist for some or all of 2022 and possibly beyond. To the extent such changed customer behavior continues, our commercial and small business borrowers will continue to experience adverse effects to their businesses. We are unable to predict if or when economic activity for those borrowers will revert to the level that existed before the spread of COVID-19 in our region. In addition, our commercial real estate borrowers with properties whose value is tied to customer patronage may experience significant decreases in their property values. See tabular disclosure of “High Risk Industries” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
The COVID-19 pandemic has significantly affected from time to time the level of unemployment in our market, and during periods of elevated unemployment, the Company may experience greater levels of delinquent loans especially among our consumer and small business loans
The economic consequences of the COVID-19 pandemic have significantly increased from time to time the level of unemployment in Massachusetts. For example, the unemployment rate reported by the Department of Labor’s Bureau of Labor Statistics for Massachusetts for May 2020 was 15.3%. Although, the level of unemployment in Massachusetts had declined to 3.9% as of December 31, 2021, unemployment in Massachusetts continues to exceed the pre-pandemic level of 2.9% reported as of December 31, 2019.
Customary means to collect non-performing assets may be prohibited or impractical during the COVID-19 pandemic, and there is a risk that collateral securing a non-performing asset may deteriorate if we choose not to, or are unable to, foreclose on collateral on a timely basis.
Governments have adopted or may adopt in the future regulations or promulgate executive orders that restrict or limit our ability to take certain actions with respect to delinquent borrowers that we would otherwise take in the ordinary course, such as customary collection and foreclosure procedures. Massachusetts, for example, enacted a law effective April 20, 2020 that temporarily imposed a moratorium on evictions and foreclosures. The law prohibited landlords and lenders from initiating or completing evictions and foreclosures. The law, which expired on October 17, 2020, also required lenders to provide forbearance to mortgage borrowers who submitted a request affirming that they have experienced a financial impact from the COVID-19 pandemic. A federal moratorium established by the CDC went into effect January 31, 2021 and was further extended to August 26, 2021. We are unable to predict whether Massachusetts or the CDC will reinstate the same or similar moratoriums because of a resurgence of the COVID-19 pandemic in Massachusetts or the United States, respectively. There is a risk that the collateral securing a nonaccrual loan may deteriorate if we choose not to, or are unable to, foreclose on the collateral on a timely basis during the COVID-19 pandemic. If a large percentage of the collateral securing our nonperforming assets deteriorates, our allowance for loan losses or charges may increase and our financial results may be negatively impacted.
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
Consistent with the public encouragement provided generally by federal and state financial institution regulators after the spread of COVID-19 in the United States, Eastern Bank believes that it has worked constructively with borrowers since March 2020 to negotiate loan modifications or forbearance arrangements that reduce or defer the monthly payments due to Eastern Bank. Generally, these modifications are for three to six months and allow customers to temporarily cease making either principal payments or both interest and principal payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information regarding loan modifications for the year ended December 31, 2021. Although many of the borrowers whose loans we modified in 2020 had resumed making timely loan payments as of December 31, 2021, it is possible that some of those borrowers, as well as some of our borrowers whose loans were previously not modified, may seek future modifications as they experience the continued impact of the COVID-19 pandemic.
The increase in remote and hybrid work arrangements, if continued, could ultimately result in reduced demand for office space in our market, and such reduction in demand could adversely affect both the value of the collateral securing some of our commercial real estate loans and the demand by developers and other borrowers for new commercial real estate loans.
The COVID-19 pandemic has caused many employers to shift to remote and/or hybrid workforce arrangements in which employees work from their homes instead of going into their employers’ offices. If remote and/or hybrid work patterns continue for an extended period of time or become more widespread, there may be long-term implications for how many businesses successfully operate and, in turn, their need for leased office space may contract. A reduction in the need for office space could result in a reduction in our loan demand and/or in our customers’ ability to repay their loans, which, in turn, may have an adverse effect on our business and results of operation. We cannot predict how hybrid and remote work patterns will evolve in practice and whether demand for office real estate will fall as a result. Commercial real estate loans for office, mixed use office and medical office space represented approximately 8.8% of our loan portfolio at December 31, 2021. Any material reduction in the demand for these categories of commercial office space in our market could adversely affect both the value of the collateral securing a portion of our commercial real estate loans and the demand by developers and other borrowers for new commercial real estate loans, which, in turn, may have a negative impact on our business and financial results.
We have experienced and may continue to experience greater than usual credit costs in the future if the effect of the COVID-19 pandemic in our market continues.
The COVID-19 pandemic has caused us to experience greater than usual credit costs. For example, for the year ended December 31, 2020, our provision for loan losses increased to $38.8 million, compared to $6.3 million for the year ended December 31, 2019. The increase in our provision for loan losses for 2020, which occurred primarily in the quarter ended March 31, 2020, was driven primarily by our perception of the economic distress being experienced by many of our borrowers due to the COVID-19 pandemic. Although our provision for loan loss decreased to a net release of allowance for loan losses of $9.7 million, for the year ended December 31, 2021 due to a reduction in the level of our criticized and classified loans, we may still experience additional credit costs in the future if the economic effect of the continuing COVID-19 pandemic in our market worsens.

Although the Federal Open Market Committee may raise the target range for the federal funds rate, our operating results have been, and may in the future be, adversely affected by low target ranges intended to help mitigate the effects of the COVID-19 pandemic.
Anticipating the economic impact of the COVID-19 pandemic, the Federal Open Market Committee of the Federal Reserve in March 2020 reduced the target range for the federal funds rate to between 0.00% and 0.25%, compared to the previous target of between 1.00% and 1.25%. The range remained at such levels for the remainder of 2020 and all of 2021. Although the Federal Open Market Committee has stated that it may raise the target range for the federal funds rate above the current range, the Company’s operating results have already been adversely impacted by the prolonged period of low rates initiated by the Federal Reserve to mitigate the impact of the COVID-19 pandemic on the U.S. economy. If the Federal Open Market Committee determines not to raise the target range for the federal funds rate, or if it raises but then lowers it again, such changes will impact our operating results.
Changes in interest rates can have a material effect on many areas of our business, including our net interest income and net interest margin. When interest rates on our interest-earning assets decline at a faster pace than interest rates on our interest-bearing liabilities, our net interest income is adversely affected. Our planning for 2022 assumes increases in the federal funds rate, but changes in economic conditions may preclude the Federal Reserve from raising interest rates or cause them to lower them again.
The associated economic impacts of the COVID-19 pandemic may have other adverse effects on our operating results beyond the year ended December 31, 2021.
Other factors that may have an adverse effect on our operating results include:
•reduced fee income to the extent we waive certain fees for our customers impacted by the COVID-19 pandemic,
•possible constraints on liquidity and capital, due to supporting client activities or regulatory actions,
•potential losses in our investment securities portfolio due to volatility in the financial markets, and
•higher operating costs, increased cybersecurity risks and a potential loss of productivity while we continue to work remotely and must address a higher level of loan modifications and distressed credit management.
In addition, because both the COVID-19 pandemic and the associated economic impacts are unprecedented, it may be challenging for management while the COVID-19 pandemic continues to make certain judgments and estimates, such as the current value of commercial real estate collateral, that are material to our Consolidated Financial Statements, given the inherently uncertain operating environment.
Remote work performed by our employees due to the effects of the COVID-19 pandemic may disrupt our operations, which could have a material adverse effect on our business.
Since the onset of the COVID-19 pandemic in our market in March 2020, a substantial majority of our colleagues have performed their work remotely. While we believe that our COVID-19 pandemic response plans and their implementation have helped avoid significant interruptions to our critical services, there can be no assurance that our employees will be able to continue to perform their jobs remotely on an uninterrupted basis, and reliance on such plans could expose our business to other operational risks. For example, while we have taken steps to ensure that our remote-work solutions are reliable and secure, there can be no assurance that these solutions will be used or function as intended, or that they will be completely effective in preventing interruptions in our services or cybersecurity incidents. In addition, there can be no assurance that the third parties that provide and maintain some of these solutions will be able to do so on a sustained and uninterrupted basis. Because we do not control these third parties, we are subject to the limitations, deficiencies, and vulnerabilities of their services, products, and operations. Any compromise, failure, or interruption in the availability of the solutions that support our remote-work operations could directly or indirectly result in cybersecurity incidents, interruptions to our business, and negative effects on our reputation and results of operations.
We may experience additional expense and reputational risk arising out of our origination of PPP loans if one or more companies, individuals or regulators allege that we acted unfairly in connection with PPP lending, including by choosing not to process certain PPP applications or in favoring our customers over other eligible PPP borrowers.
Through December 31, 2021, we originated approximately 15,500 loans to PPP borrowers, representing in the aggregate $1.7 billion of PPP loans. The vast majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of Eastern Wealth Management and Eastern Insurance Group. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Outlook and Trends” in this Annual Report on Form 10-K for additional information regarding our PPP loans as of December 31, 2021.

Federal and state law enforcement agencies and regulators have stated that investigations or other regulatory proceedings have been opened concerning how participating PPP lenders processed applications and whether certain PPP lenders may have inappropriately or unfairly prioritized certain customers to the detriment of other eligible borrowers. Similarly, there are pending lawsuits against other PPP lenders brought by PPP borrowers alleging that those lenders engaged in inappropriate conduct in connection with the approval and administration of PPP loans, such as improperly prioritizing existing customers when approving PPP loans, restricting loan eligibility and other alleged misconduct. There can be no assurance that we will not be the target of government scrutiny or that one or more private parties will not bring PPP-related claims against us that are similar to those brought against other banks.
An important element of our business strategy is to pursue growth in our core business, and it may be challenging for us to grow our core business while the COVID-19 pandemic and associated economic slowdown continue or if the recovery from the COVID-19 pandemic continues to be erratic.
The COVID-19 pandemic and the associated economic slowdown are unprecedented. We are unable to predict if or when economic activity will revert to the level that existed before the spread of COVID-19 in our region. We also are unable to predict whether our existing and prospective customers will have confidence in assessing when the COVID-19 pandemic will likely abate and the likely pace of any economic recovery. It may be challenging for us to grow our core business while the COVID-19 pandemic continues or if the recovery from the COVID-19 pandemic continues to be erratic. If the continuing effects of the COVID-19 pandemic impede our ability to grow our core business, our return on equity may be less than our peer companies, and the market price of our stock may be adversely affected.
Risks Related to Our Acquisition Strategy
We may fail to realize all of the anticipated benefits of the Century Merger, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating with Century.
On November 12, 2021, we acquired Century. The success of the Century Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully integrate Century’s operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management’s attention and any delays or difficulties encountered in connection with the Century Merger and the integration of Century’s operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company.
If we experience difficulties in the integration process, including those listed above, we may fail to realize the anticipated benefits and synergies of the Century Merger in a timely manner or at all.
Our future results will suffer if we do not effectively manage our expanded operations following the Century Merger.
Following the Century Merger, the size and operational scope of our business has increased significantly beyond its current size and scope. The Century Merger has increased our asset size and will further increase the breadth and complexity of our business with the addition of new business lines in which we have not previously engaged, and exposure to industry sectors, such as higher education, which we have not historically served. The size and scope of our commercial loan and lease portfolio has also increased in size as a result of the Century Merger. The commercial loan portfolio we acquired from Century includes loans that are concentrated in industry sectors (such as higher education and nonprofit organizations) that are relatively new to us. Some such loans are of greater size than the typical size of commercial loans that we have made in recent years. Our future success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in this regard or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Century Merger.
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
The consummation of a merger will be contingent upon the satisfaction of a number of conditions, including regulatory approvals, that may be outside of our control and that we and our merger partner may be unable to satisfy or obtain or which may delay the consummation of such merger or result in the imposition of conditions that could reduce the anticipated benefits from the merger or cause the parties to abandon the merger.
The consummation of a merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our control and that of a merger partner, including, among others, the receipt of required regulatory approvals and approval of shareholders.
These conditions to the closing of a merger may not be fulfilled in a timely manner or at all, and, accordingly, a prospective merger may be delayed substantially or may not be completed. In addition, the parties to the merger agreement will likely have the contractual right to decide to terminate a merger agreement at any time, or in certain other circumstances, either mutually or individually.
As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on our conduct after the closing of a merger. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of a merger or of imposing additional costs or limitations on us following a merger, any of which may have an adverse effect on us following such merger.
The degree of scrutiny that bank regulators give to bank mergers can change from time to time. For example, in July 2021, President Biden issued an Executive Order encouraging the Department of Justice, in consultation with the federal bank regulators, to review current merger practices and adopt a plan for the “revitalization of merger oversight” to provide more extensive scrutiny of bank mergers. The Department of Justice’s Antitrust Division announced in December 2021 that it is seeking additional public comments on whether and how the Antitrust Division should revise the 1995 Bank Merger Competitive Review Guidelines. We are unable to predict whether any revision to the 1995 Guidelines, or any other change bank regulators may adopt, will have a material adverse effect on our ability to acquire or merge with banking companies in our market area.
Our acquisitions of assets from insurance agencies may not perform in accordance with our expectations.
Eastern Insurance Group routinely acquires insurance agencies in existing and adjacent markets. We identify potential acquisition targets based on records of their historical, and our projections of their future, revenue performance. These transactions are often structured as asset purchases through which we acquire certain assets and rights of the target, including the target’s business relationships with its own customers, as well as the target’s sales producers, working to ensure both the target’s customers and sales producers remain with Eastern Insurance Group. Several factors could negatively affect the results of this type of acquisition, including, but not limited to: difficulties and delays in integrating the customers or business, or onboarding the sales producers, of the target; our inability to sustain revenue and earnings growth or to fully realize revenue or expense synergies or the other expected benefits of the acquisition; the inability to implement integration plans and other consequences associated with acquisitions; the choice by customers of the target or its sales producers not to keep their respective business relationships with Eastern; and effects of competition in the financial services industry, including competitors’ success in recruiting away the target’s sales producers. We can provide no assurances that the customers or sales producers of any particular acquisition target will join or remain at Eastern Insurance Group.
Risks Related to Our Business and Our Industry Generally
Changes in interest rates may have an adverse effect on our profitability.
Net interest income historically has been, and we anticipate that it will remain, a significant component of our total revenue. This is due to the fact that a high percentage of our assets and liabilities have been and will continue to be in the form of interest-bearing or interest-related instruments. Changes in interest rates can have a material effect on many areas of our business, including net interest income, deposit costs, and loan volume and delinquency. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and our earnings would be similarly affected if the interest rates on our interest earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities. The target range for the federal funds rates has been 0.00% to 0.25% since March 2020. Although the Federal Open Market Committee has indicated that it may raise interest rates in 2022, any decision by the Federal Open Market Committee to increase interest rates could subsequently be modified or reversed depending on future changes in the U.S. economy.
Interest rate changes may impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolio. We are unable to control or predict with certainty changes in market interest rates. Global, national, regional and local economic conditions, the effects of a widespread outbreak of disease pandemics such as COVID-19, competitive pressures and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. Although we have policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability.
If our ongoing assumptions regarding borrower or depositor behavior or overall economic conditions are significantly different than we anticipate, then our risk mitigation may be insufficient to protect against interest rate risk and our net income would be adversely affected.
If our allowance for loan losses is insufficient to cover loan losses, our earnings and capital could decrease.
At December 31, 2021, our allowance for loan losses was $97.8 million, or 0.82% of total loans (excluding PPP loans but reflecting the impact of our Century acquisition), compared to $113.0 million, or 1.30% of total loans (excluding PPP loans), at December 31, 2020. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and commercial and commercial real estate peer data and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.
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

We increased our allowance for loan losses as a result of our adoption as of January 1, 2022 of the new accounting standard for determining the amount of the allowance for loan losses and may be required to do so again in the future.
Effective January 1, 2022, we adopted the Financial Accounting Standards Board Accounting Standards Update No. 2016-13 (“Measurement of Credit Losses on Financial Instruments”), commonly referred to as the “CECL standard.” We adopted this standard later than our peers, and as a result, our loan loss allowance may be difficult to evaluate in comparison to our peers. The CECL credit loss model represents a significant change from our past methodology because it requires the allowance for loan losses to be calculated based on current expected credit losses rather than losses inherent in the portfolio as of a point in time. CECL requires an allowance to be created upon the origination or acquisition of a financial asset measured at amortized cost. We expect an initial increase in our allowance for loan losses at the time of CECL adoption in the range of $25.0 million to $30.0 million. For discussion of factors that we anticipate will contribute to our expected increase to our allowance for loan losses under the CECL standard, see the “CECL Adoption” section within “Management’s Discussion and Analysis — Outlook and Trends” In Part II, Item 7 of this Annual Report on Form 10-K. We also expect that CECL will require us to greatly increase the data we need to collect and review to determine the appropriate level of our allowance for loan losses. Under CECL, the allowance for credit loss is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. Changes in economic forecasts, loan portfolio composition and credit quality, changes in model assumptions and other factors will influence the CECL standard outcomes and the resulting calculation of our allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of our allowance for loan losses, could materially affect our financial condition and results of operations.
Our loan loss allowance at December 31, 2021 may be difficult to evaluate in comparison to our peers.
We adopted the CECL standard as of January 1, 2022, which is later than many of our peers that are publicly traded, and therefore, our loan loss allowance at December 31, 2021 may be difficult to evaluate in comparison to many of those peers.
The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.
We primarily serve individuals, businesses and municipalities located in eastern and central Massachusetts, including the greater Boston metropolitan area, southern New Hampshire, including its coastal region, and northern Rhode Island. At December 31, 2021, approximately $8.2 billion, or 95.0% of our total loans secured by real estate, were secured by real estate located in this market area. Therefore, our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in this market area. Weaker economic conditions caused by recessions, unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to service their debt obligations and could result in higher loan and lease losses and lower net income for us.
Although there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by real estate property located in the greater Boston metropolitan area. This makes us vulnerable to a downturn in the local economy and real estate markets. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

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
Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment, public health crises or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, if present, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance. In the event of severely adverse business and economic conditions generally or specifically in the principal markets in which we conduct business, there can be no assurance that the federal government and the Federal Reserve Board would intervene. If economic conditions worsen or volatility increases, our business, financial condition and results of operations could be materially adversely affected. For more information about our market area, please see the section of this Annual Report on Form 10-K titled “Business.”
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
We rely on third-party vendors, which could expose us to additional cybersecurity risks.
Third-party vendors provide key components of our business infrastructure, including certain data processing and information services. Third parties may transmit confidential, propriety information on our behalf. Although we require third-party providers to maintain certain levels of information security, such providers may remain vulnerable to operational and technology vulnerabilities, including cyber-attacks, security breaches, unauthorized access, breaches, fraud, phishing attacks, misuse, computer viruses, or other malicious attacks, which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events that may impact our business. Although we may contractually limit liability in connection with attacks against third-party providers, we remain exposed to the risk of loss associated with such vendors. In addition, a number of our vendors are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. We cannot predict the costs or time that would be required to find an alternative service provider. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to customers and cause us to incur significant expenses.
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
Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for commercial bank or industrial loan company charters or are actively seeking to acquire commercial banks or industrial loan companies. The federal and state bank regulatory agencies have demonstrated a willingness to charter non-traditional bank charter applicants, such as fintechs, which increases competition in the industry. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers under current and proposed interagency guidelines on third party relationships. Regulatory changes, such as the recent revisions to the FDIC’s rules on brokered deposits intended to reflect recent technological changes and innovations, may also make it easier for fintechs to partner with banks and offer deposit products. In addition to fintechs, the large technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies, including our competitors, have fewer regulatory constraints, and some have lower cost structures, in part due to lack of physical locations and regulatory compliance costs. Some of these companies also have greater resources to invest in technological improvements than we currently have.
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
A cornerstone of our strategic plan involves retaining as well as hiring highly skilled and qualified personnel. Accordingly, our ability to implement our strategic plan and our future success depends on our ability to attract, retain and motivate highly skilled and qualified personnel, including our senior management and other key employees and directors. The disruption of the labor market caused by COVID-19 has created additional uncertainty with respect to our current and future workforce. The failure to attract or retain, including as a result of an untimely death or illness of key personnel, or ability to replace a sufficient number of appropriately skilled and key personnel, could place us at a significant competitive disadvantage and prevent us from successfully implementing our strategy, which could impair our ability to implement our strategic plan successfully, achieve our performance targets and otherwise have a material adverse effect on our business, financial condition and results of operations.
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
In addition, unrealized losses on investment securities may result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. Under Generally Accepting Accounting Principles (“GAAP”), we are required to review our investment portfolio periodically for the presence of other-than-temporary impairment of our securities, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit-related portion of the reduction in the value recognized as a charge to our earnings. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.
Commercial loans, including those secured by commercial real estate, are generally riskier than other types of loans and constitute a significant portion of our loan and lease portfolio.
Our commercial loan and lease portfolio, including those secured by commercial real estate but excluding PPP, comprised $8.7 billion, or 73.0% of our total loans at December 31, 2021 (excluding PPP loans). Commercial loans generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial and industrial loans is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower’s business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. In addition, because of the risks associated with commercial loans, and especially as a result of the economic stress in our market due to the COVID-19 pandemic, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations. Further, if we foreclose on commercial collateral, our holding period for the collateral may be longer than for one- to four-family residential real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.
We are subject to environmental liability risk associated with lending activities.
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. At December 31, 2021, $8.7 billion, or 72.7% of our total loans (excluding PPP loans), comprised loans secured by real estate. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If so, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected the property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability, and we may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by credit risks associated with residential property.
At December 31, 2021, loans secured by one- to four-family residential real estate were $3.2 billion, or 26.9% of total loans (excluding PPP loans). Loans secured by one- to four-family residential real estate include residential real estate mortgages, home equity loans and lines and investment real estate loans secured by one- to four-family residential properties. At December 31, 2021,$180.0 million of one- to four-family residential real estate loans were part of the commercial loan portfolio. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, default and losses on our home equity loans, which could have a material adverse effect on our financial condition and results of operations.
A portion of our loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.
We routinely purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to disclose relevant financial information on a timely basis. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2021, we held loan participation interests in commercial and industrial, commercial real estate, commercial construction and business banking loans totaling $1.1 billion.

Changes to and replacement of LIBOR may adversely affect our business, financial condition, and results of operations.
We have certain floating rate loans for which the interest rate is calculated based upon one of various indices commonly known as the London Interbank Offered Rate applicable to loans denominated in U.S. dollars (“USD LIBOR”). We have entered into interest rate swap arrangements with customers that are indexed to USD LIBOR. USD LIBOR is a series of interest rates published on a daily basis for varying lengths of time known as tenors (e.g., 30, 60, 90 days, etc.) and is intended to reflect banks’ average cost of wholesale unsecured borrowing. Each day, a panel of approximately 16 large, internationally active banks submit their estimates of the cost to borrow U.S. dollars for each tenor. The upper and lower quartiles are removed, then the remaining estimates are averaged to determine USD LIBOR on that date for each tenor. In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it plans to phase out of regulatory oversight of USD LIBOR (and other LIBOR indices) by no longer compelling panel banks to submit estimated borrowing costs. The FCA has indicated that it will support the USD LIBOR indices generally only through 2021 and, with respect to certain USD LIBOR indices, only through June 2023, to allow for an orderly transition to alternative reference rates. This announcement indicates that the continuation of USD LIBOR on the current basis cannot and will not be generally guaranteed after 2021 or, with respect to certain USD LIBOR indices, after June 2023. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of USD LIBOR. Similarly, it is not possible to predict whether USD LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to USD LIBOR or what the effect of any such changes in views or alternatives may be on the markets for USD LIBOR-indexed financial instruments.
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
We employ techniques that limit, or “hedge,” the adverse effects of changing interest rates on our loan portfolios. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:
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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2021, goodwill and other identifiable intangible assets were $649.7 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2021. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
We may need to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be very high.
We are required by our regulators to maintain adequate levels of capital to support our operations, which may result in our need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired, and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the Massachusetts Commissioner of Banks, FDIC and/or the Federal Reserve Board, we may be subject to adverse regulatory action.
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
As part of Eastern Bank’s community reinvestment initiatives, we invest in qualified affordable housing projects and other tax credit investment projects. Eastern Bank receives low-income housing tax credits, investment tax credits, rehabilitation tax credits and other tax credits as a result of its investments in these limited partnership investments. At December 31, 2021, we maintained investments of approximately $83.8 million in entities for which we receive allocations of tax credits, excluding investments of approximately $4.0 million in qualified zone academy bond investments, which we utilize to offset our income tax liability. We recorded the benefit of $6.2 million in credits for the year ended December 31, 2021. We intend to utilize all tax credits, as of December 31, 2021, to offset income tax liability. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring. Further, we may not be able to utilize any future tax credits. If we are unable to utilize our tax credits or, if our tax credits are subject to recapture or restructuring, it could have a material adverse effect on our business, financial condition and results of operations.
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
Weakness in the U.S. economy may adversely affect, our business. A deterioration of business and economic conditions has adversely affected, and could in the future adversely affect the credit quality of our loans, results of operations and financial condition. Increases in loan delinquencies and default rates could adversely impact our loan charge-offs and provision for loan and lease losses. Deterioration or defaults made by issuers of the underlying collateral of our investment securities may cause additional credit-related other-than-temporary impairment charges to our income statement. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
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
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a hurricane, earthquake, fire or flood, could have a material adverse impact on our local market area and ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Public health crises, such as pandemics and epidemics, such as the global outbreak of COVID-19, domestic or geopolitical crises, such as terrorism, military conflict, including escalating military tension between Russia and Ukraine, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, human error or other events outside of our control, could cause disruptions to our business or the United States economy as a whole, and our business and operating results could suffer. The occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
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
Eastern Insurance Group’s business model could become outdated as insurance carriers offer products directly to consumers.

Technological advances in the insurance market have increased the number of insurance carriers that work directly with consumers to generate insurance policies. Since Eastern Insurance Group acts solely as an insurance agent and does not originate insurance policies, this shift in business model could result in decreased revenue and could eventually result in the eradication of the insurance agent model altogether. As such, an increase in the number or popularity of direct-to-consumer insurance products could result in decreased profitability for Eastern Insurance Group.
Our return on equity may be relatively low for the foreseeable future compared to our publicly traded peer companies. This could negatively affect the trading price of our shares of common stock.
Net income divided by average shareholders’ equity, known as “return on equity,” is a ratio many investors use to compare the performance of financial institutions. Our return on equity may be relatively low compared to our publicly traded peers until we are able to leverage the additional capital we raised in our 2020 IPO. Our return on equity will also be negatively affected by added expenses associated with our employee stock ownership plan and the stock-based benefit plans adopted in 2021. Until we can increase our net interest income and non-interest income and leverage the capital raised in the offering, we expect our return on equity to be relatively low for the foreseeable future compared to our publicly traded peer companies. A relatively low return on equity may negatively affect the market price of our shares of common stock.
Rising sea levels projected for the coastal regions of Massachusetts and New Hampshire could adversely affect our business.
We believe that progressively rising sea levels will be an area of risk over time for the coastal regions of Massachusetts and New Hampshire in our market, both as the frequency and severity of extreme weather events increase and as currently inhabited property and land parcels are exposed to episodic flooding and routinely higher tides. As a city, Boston was ranked the world’s eighth most vulnerable to floods among 136 coastal cities by a 2013 study produced by the Organization for Economic Cooperation and Development. According to a 2016 report sponsored in part by the City of Boston, sea levels in Boston, which rose approximately nine inches relative to land during the twentieth century, may rise another eight inches by 2030, and by 2050, the sea level in Boston may be as much as 1.5 feet higher than it was in 2000. The increase in the relative sea level in Boston and other coastal regions of Massachusetts and New Hampshire in our market is expected to result in higher coastal surges during storm events and, when considered with projected increases in precipitation intensities, an increase in stormwater flooding. These effects in Boston and similar conditions elsewhere in our market area may adversely affect the value of commercial and residential properties that secure some of our loans and may adversely affect economic develop in portions of our market area.
Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. Eastern Bank and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Securities and Exchange Commission has stated that it plans to propose rules in reaction to climate change that could result in increased costs associated with compiling information about ourselves and our customers in order to comply with such rules. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to Eastern Bank could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
In addition to being affected by general economic conditions, our earnings and growth are affected by the monetary and related policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits and the interest rate paid on such reserves. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
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
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to modification and change. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the section of this Annual Report on Form 10-K titled “Business—Supervision and Regulation” for a discussion of the regulations to which we are subject.
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
In addition, changes in the legal and regulatory framework under which we operate require us to update our information systems to ensure compliance. Our need to review and evaluate the impact of ongoing rule proposals, final rules and implementation guidance from regulators further complicates the development and implementation of new information systems for our business. Also, our regulators expect us to perform increased due diligence and ongoing monitoring of third-

party vendor relationships, thus increasing the scope of management involvement and decreasing the efficiency otherwise resulting from our relationships with third-party technology providers.
Presidential appointees to the independent bank regulatory agencies may adopt new regulatory policies and pursue different bank supervisory priorities. We are unable to predict whether changes in the policies and priorities of independent bank regulatory agencies will have a material adverse effect on our business, financial condition, and results of operations.
We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
We became subject to new capital requirements in 2015. These new standards, which now apply and were fully phased-in as of January 1, 2019, require bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.
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
The Dodd-Frank Act eliminated the maximum Deposit Insurance Fund (“DIF”) ratio of 1.5% of estimated deposits, and the FDIC has established a long-term ratio of 2.0%. On September 30, 2021, the Deposit Insurance Fund reserve ratio was 1.27%. In September 2020, the FDIC adopted a restoration plan designed to ensure that the DIF reserve ratio reaches 1.35% by September 2028. Although the FDIC has the authority to increase assessments in order to maintain the DIF ratio at particular levels, as of the date of this Annual Report on Form 10-K the FDIC has not proposed a general increase in assessment rates that would apply to Eastern Bank. In addition, if our regulators issue downgraded ratings of Eastern Bank in connection with their examinations, the FDIC could impose significant additional fees and assessments on us.
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
Section 162(m) of the Internal Revenue Code generally limits to $1 million annual deductions for compensation paid to “covered employees” of any “publicly held corporation.” A “publicly held corporation” includes any company, such as Eastern Bankshares, Inc., that issues securities required to be registered under Section 12 of the Securities Exchange Act of 1934 or companies required to file reports under Section 15(d) of the Exchange Act, determined as of the last day of the company’s taxable year. We expect that as a publicly held corporation, the deductibility of compensation to our covered employees will be similarly limited. Pursuant to proposed U.S. Treasury regulations issued on December 20, 2019 clarifying the changes made to Section 162(m) by the Tax Cuts and Jobs Act and the initial guidance provided by the IRS in Notice 2018-68 that was issued in August 2018, the definition of “covered employees” generally includes anyone who served as the principal executive officer (“PEO”) or principal financial officer (“PFO”) at any time during the taxable year; the three highest compensated executive officers (other than the PEO or PFO), determined under SEC rules; and any individual who was a covered employee, including of a “predecessor company,” at any point during a taxable year beginning on or after January 1, 2017, even after the employee terminates employment. We expect that in most if not all cases a publicly traded company that we might acquire in the future will be a “predecessor company.” Accordingly, we expect that the number of our covered employees will increase if Eastern acquires one or more publicly held corporations in the future.
As a result of the foregoing, Section 162(m) limited the deductibility of compensation to our covered employees to $1 million for the year ended December 31, 2021, and assuming no change in applicable law, we expect that we will not be able to deduct all of the compensation paid in future years where Eastern qualifies as a “publicly held corporation.” Losing deductions under Section 162(m) could increase our income taxes and reduce our net income. A reduction in net income could negatively affect the price of Eastern Bankshares, Inc. stock.
Risks Related to Stock-Based Benefit Plans
Our stock-based benefit plans have increased and will continue to increase our expenses and reduce our income.
In 2021, we adopted the Equity Plan, which will increase our annual compensation and benefit expenses related to awards granted to participants under such plan. The actual amount of these new stock-related compensation and benefit expenses will depend on the number of awards actually granted under the Equity Plan, the fair market value of the awards on the date of grant, the vesting period, and other factors which we cannot predict at this time.
In addition, we recognize compensation expense monthly for our employee stock ownership plan when shares are committed to be released to participants’ accounts, and we recognize compensation expense for restricted stock awards, performance stock units and restricted stock units over the vesting period of awards made to recipients. We anticipate that in 2022, our incremental compensation expense for shares purchased in our IPO by the ESOP and the Equity Plan will significantly increase our overall compensation expense as compared to prior years.
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely and capable manner, we may be subject to adverse regulatory consequences and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.
We ceased being an emerging growth company on December 31, 2021, and therefore Section 404(b) of the Sarbanes-Oxley Act is now applicable to us. Accordingly, our management is now required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we will file with the SEC on Form 10-K. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls. This requires significant documentation of our policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal control over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process involves considerable time and attention, strains our internal resources, and increases our operating costs. We have experienced and may continue to experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
There also are provisions in our articles of organization that may be used to delay or block a takeover attempt, including, among others, a provision that prohibits any person from casting a full vote for any shares of common stock exceeding the 10% threshold, as described above, as well as a classified Board of Directors with three-year staggered terms; the prohibition on removal of directors without cause; and the required approval of at least 80% of the voting power of the shares then-outstanding entitled to vote for business combination transactions with interested shareholders. Furthermore, shares of restricted stock, restricted stock units or stock options that we may grant to employees and directors, stock ownership by our management and directors, employment agreements and/or change in control agreements that we have entered into with our executive officers and other factors may make it more expensive for companies or persons to acquire control of Eastern Bankshares, Inc. Taken as a whole, these statutory provisions and provisions in our articles of organization could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.
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
The market price of our stock value may be negatively affected by applicable regulations that restrict stock repurchases by us.
Massachusetts regulations prohibit us from repurchasing shares of our common stock through October 14, 2023 (i.e., during the first three years following the completion of our IPO), except to fund tax-qualified or nontax-qualified employee stock benefit plans, or except in amounts not greater than 5% of our outstanding shares of common stock then outstanding.
Our repurchase of shares of common stock is also subject to Federal Reserve Board policy related to repurchases of shares by depository institution holding companies. On November 12, 2021, we announced receipt of non-objection from the Federal Reserve Board to purchase over a 12-month period up to 9,337,900 shares of common stock, which represented 5% of our shares of common stock then outstanding. The repurchase program, which is limited to $225 million through November 30, 2022, may be modified or terminated by our Board of Directors at any time. In addition, the Federal Reserve Board could subsequently limit or prohibit our repurchase of common stock if we experience a material adverse change in our financial condition or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
At December 31, 2021, we conducted our banking business through our corporate headquarters in Boston, Massachusetts and 105 branch offices located in eastern Massachusetts and southern New Hampshire. In addition, Eastern Bank occupies two administrative/operational offices, in Lynn and Brockton, Massachusetts. Eastern Insurance Group LLC operates through 23 non-branch offices in eastern Massachusetts, one office in Keene, New Hampshire, and one office in Providence, Rhode Island. At December 31, 2021, we leased 91 of our offices, and the total net book value of our land, buildings, furniture, fixtures and equipment was $81.0 million.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Eastern Bankshares, Inc.’s common stock trades on the Nasdaq Global Select Market under the symbol EBC. As of February 9, 2022, there were 8,464 common shareholders of record based on information provided by our transfer agent. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company's common stock from October 15, 2020 to December 31, 2021 to the cumulative total return of the OMX NASDAQ Bank Index, the Russell 2000 Index and the KBW Regional Banking Index. The Company selected the KBW Regional Banking Index, to which it was added in March 2021, for the stock performance graph in this Annual Report on Form 10-K because management believes its performance provides a more meaningful comparison with the Company’s performance than does the OMX NASDAQ Bank Index, of which the Company is not a member. The lines in the graph and the numbers in the table below represent monthly index levels derived from the compounded daily returns that include reinvestment or retention of all dividends. If the monthly interval, based on the last day of a month, was not a trading day, the preceding trading day was used. The index value for all of the series was set to $100.00 on October 15, 2020 (which assumes that $100.00 was invested in each of the series on October 15, 2020).
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

	Period Ending
Index	10/15/2020	10/31/2020	11/30/2020	12/31/2020	1/31/2021	2/28/2021	3/31/2021	4/30/2021
Eastern Bankshares, Inc.	100.00	98.35	121.81	134.24	131.19	144.94	159.29	176.14
OMX NASDAQ Bank	100.00	103.43	118.23	128.80	134.18	155.75	164.64	169.51
Russell 2000	100.00	93.89	111.20	120.82	126.89	134.80	136.16	139.02
KBW Regional Banks	100.00	104.27	121.51	134.82	142.32	166.48	174.87	179.55
	5/31/2021	6/30/2021	7/31/2021	8/31/2021	9/30/2021	10/31/2021	11/30/2021	12/31/2021
Eastern Bankshares, Inc.	184.97	170.48	151.25	163.93	168.94	172.85	167.53	168.53
OMX NASDAQ Bank	174.28	163.64	158.16	165.38	171.30	178.49	174.59	179.92
Russell 2000	139.30	142.00	136.87	139.94	135.81	141.59	135.69	138.72
KBW Regional Banks	184.48	172.39	164.74	172.50	177.93	183.17	178.48	184.23
Source: Zacks Investment Research, Inc. © 1980-2022
Dividends
On January 28, 2021, we announced the initiation of a quarterly cash dividend of $0.06 per share. On April 7, 2021, we announced an increase to the quarterly cash dividend to $0.08 per share and on January 28, 2022, we announced an increase to the quarterly cash dividend to $0.10 per share. We intend to continue to pay regular cash dividends to shareholders of our common stock; however, any future determination to declare and pay cash dividends, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, business prospects, general business or financial market conditions, regulatory environment and other factors our Board of Directors may deem relevant. To the extent dividends from Eastern Bank will be a source of cash used by the Company to pay its dividends, dividends from the Bank will be dependent on the Bank’s future earnings, capital requirements, and financial condition.
Use of Proceeds from our IPO
We completed our IPO on October 14, 2020, when we sold 179,287,828 shares of our common stock, $0.01 par value per share, for $10.00 per share or an aggregate price of $1,792,878,000. We registered with the SEC the offer and sale of our common stock in our IPO on our Registration Statement on Form S-1 (Registration No. 333-239251), which the SEC declared effective on August 11, 2020. We registered a total of 210,084,636 shares of common stock, which included the 7,470,326 shares of common stock that we donated to the Eastern Bank Foundation promptly following the completion of the IPO. We do not intend to issue any of the remaining 23,326,482 shares that we registered for the IPO. Prior to the completion of the IPO, we had no shareholders, and consequently no shareholders sold shares of our common stock in the IPO.
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
After deducting expenses related to the IPO totaling $28.9 million, our net proceeds from the IPO totaled $1.76 billion. From those net proceeds, we contributed $882.0 million to Eastern Bank, representing 50% of our net proceeds, and loaned $149.4 million to our ESOP, enabling the ESOP to purchase 14,940,652 shares of our common stock in the IPO. On November 12, 2021, we completed our previously announced merger with Century for $641.9 million in cash. Eastern Bankshares, Inc. has invested the remaining net proceeds in various investment securities and liquid assets, including U.S. Agency securities, government-sponsored residential mortgage-backed securities and government-sponsored commercial mortgage-backed securities. Eastern Bankshares, Inc. and Eastern Bank, respectively, generally intend that over time the remaining net proceeds from the IPO will be used for the range of possible purposes specified in our IPO prospectus, dated August 11, 2020, under the caption “How We Intend to Use the Proceeds From the Offering.” Although the Century acquisition reduced the net proceeds from the IPO, we continue to expect that, due to the increase in equity resulting from the net proceeds raised in our IPO, our return on equity has been and will continue to be adversely affected until we can effectively employ the remaining proceeds of the IPO.
Repurchases of Common Shares
On November 12, 2021, we announced receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System to its previously announced share repurchase program which was approved by the our Board of Directors on October 1, 2021. The program authorizes the purchase of up to 9,337,900 shares, or 5% of our outstanding shares of common stock over a 12-month period. Repurchases are made at management’s discretion from time to time at prices management considers to be attractive and in the best interests of both us and our shareholders, subject to the availability of shares, general market conditions, the trading price of the shares, alternative uses for capital, and its financial performance. Repurchases may be suspended, terminated or modified by us at any time for any reason. The program is limited to $225 million through November 30, 2022.
Information regarding the shares repurchased under the plan is presented in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the Share Repurchase Program	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Program
December 1, 2021 – December 31, 2021	1,135,878	$20.42	1,135,878	8,202,022
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including, but not limited to, those discussed under Part I, Item 1A, “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $23.5 billion and $16.0 billion at December 31, 2021 and 2020, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business, which contributed $531.1 million, which is 84.5%, of our total income for the year ended December 31, 2021, and our insurance agency business, which contributed $97.2 million, which is 15.5%, of our total income for the year ended December 31, 2021. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division. Our insurance agency business consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients. See the section of this Annual Report on Form 10-K titled “Business” for further discussion of our banking business and insurance agency business.
Net income for the year ended December 31, 2021 computed in accordance with GAAP was $154.7 million, as compared to $22.7 million for the year ended December 31, 2020. Net income for years ended December 31, 2021 and 2020 included items that our management considers noncore, which are excluded for purposes of assessing operating earnings. Operating net income, a non-GAAP financial measure, for year ended December 31, 2021 was $165.9 million compared to operating net income of $102.1 million for year ended December 31, 2020, representing a 62.4% increase. This increase was largely driven by a decrease in the provision for allowance for loan losses which is attributable to greater prior period provisions that resulted from the impact of the COVID-19 pandemic on the Bank’s borrowers during such periods, and current period releases of allowance for loan losses totaling $9.7 million. See “Non-GAAP Financial Measures” below for a reconciliation of net operating earnings to GAAP net income.
On November 12, 2021, we acquired Century, which operated 29 banking offices in 21 cities and towns in Massachusetts and southern New Hampshire for $641.9 million in cash. Century had total assets of approximately $6.8 billion at the time of our acquisition, at fair value and excluding goodwill and intangible assets.
Outlook and Trends
Interest Rates
We expect increases in the federal funds rate in 2022 which is anticipated to be beneficial to our net interest income and net interest margin. In its statement released on January 26, 2022, the Federal Open Market Committee stated that it would soon be appropriate to raise the target range for the federal funds rate above the current range of 0.0% to 0.25% in response to inflation that is above their 2.0% target and a strong labor market. Approximately 40% of our loans are indexed to a market rate that is expected to reprice along with the federal funds rate. Refer to the section titled “Management of Market Risk” within this Item 7 for additional discussion including the estimated change to net interest income which assumes a variety of immediate and parallel changes in the U.S. Treasury yield curve.
CECL Adoption
We adopted the current expected credit losses accounting methodology (ASU 2016-13), commonly referred to as the “CECL standard” on January 1, 2022. The cumulative day one impact is estimated to be an increase of between $25.0 million and $30.0 million to the allowance which is attributable to the change in accounting methodology for estimating the allowance for credit losses from our adoption of ASU 2016-13 and includes the impact of loans acquired from Century. The portion of the total estimated impact that is attributable to loans acquired from Century is estimated to be between $25.0 million and $28.0 million. The anticipated increase in the allowance is expected to be a result of a) the change in accounting treatment for loans acquired from Century; and b) transitioning from an “incurred loss” model, which estimates the allowance for loan losses based upon current known and inherent losses within our portfolio, to an “expected loss” model, which estimates the allowance for credit losses based upon losses expected to be incurred over the life of loans in our portfolio. For further information, refer to Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
•During the year ended December 31, 2021, we originated approximately 6,600 PPP loans totaling $543.2 million. These loans have a maturity of five years. Fees received from the SBA and direct loan origination costs are being deferred over the five-year loan term. Through December 31, 2021, we had received $28.7 million in fees from the SBA and had deferred $4.0 million in direct loan origination costs related to 2021 originations.
•During the year ended year ended December 31, 2020, we originated approximately 8,900 PPP loans totaling $1.2 billion. The majority of these loans have a maturity of two years. Fees received from the SBA and direct loan origination costs are being deferred over the loan term, which is generally two years. During the year ended December 31, 2020, we received $37.1 million in fees from the SBA and deferred $4.6 million in direct loan origination costs. During the year ended December 31, 2021, certain 2020 originations were modified and we received a nominal amount of additional fees from the SBA.
•Net PPP fee accretion (fee accretion less cost amortization) for all PPP loans for the year ended December 31, 2021 was $34.3 million.
In connection with the Century acquisition, we acquired Century’s PPP loans with a remaining unpaid principal balance of $73.7 million at the time of our acquisition. In accordance with ASC 805, Business Combinations (commonly referred to as “purchase accounting”), remaining unearned fees received from the SBA and unamortized direct loan origination costs associated with these loans were written off with a corresponding adjustment to goodwill. The net purchase discount associated with these loans was $1.1 million, of which $0.1 million was accreted into income during the year ended December 31, 2021.

The following table shows certain data related to PPP originations by period. This table is specific to Eastern PPP loan originations and does not include data related to PPP loans that we acquired from Century:

	PPP Loans Originated During the Year Ended December 31,		Total
	2021	2020
	(Dollars in thousands)
Number of loans originated	6,628	8,902	15,530
Original balance of loans originated	$543,212	$1,167,137	$1,710,349
Current balance of loans originated in respective periods	254,725	12,746	267,471
Total SBA fees received(1)	28,699	37,249	65,948
SBA fees recognized in interest income related to loans originated in respective periods(2)	18,227	37,166	55,393
Unaccreted SBA fees related to loans originated in respective periods	10,472	84	10,556
(1)Total SBA fees received on 2020 originations includes additional fees received from the SBA in 2021 for originations that were modified in 2021.
(2)Reflects life-to-date accretion.
The following table shows certain data related to the remaining balance of our aggregate PPP loans (Eastern originations and Century originations) as of December 31, 2021:

Loan Size	Loan Balance	Number of Loans
	(Dollars in thousands)
$0 to $50 thousand	$37,513	2,234
$50 thousand to $150 thousand	45,097	512
$150 thousand to $1 million	165,346	500
$1 million to $2 million	45,851	32
$2 million to $5 million	37,578	15
Over $5 million	—	—
Total	$331,385	3,293
The following table shows the balance of our PPP loans (Eastern originations and Century originations) by industry as of December 31, 2021:

Industry	Loan Balance	Number of Loans
	(Dollars in thousands)
Accommodation & food services	$84,739	469
Construction	44,021	449
Health care & social assistance	34,735	251
Professional, scientific & technical services	28,368	426
Other services	35,964	480
Manufacturing	17,659	117
Retail trade	13,191	291
Administrative & support	17,368	180
Wholesale trade	9,626	74
Transportation & warehousing	12,912	169
Arts, entertainment & recreation	9,912	104
All other	22,890	283
Total	$331,385	3,293

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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) expenses indirectly associated with our IPO, (vii) other real estate owned (“OREO”) gains, (viii) merger and acquisition expenses, (ix) the stock donation to the Eastern Bank Foundation (formerly known as the Eastern Bank Charitable Foundation, or the “Foundation”) in connection with our mutual-to-stock conversion and IPO, and (x) settlement of putative consumer class action litigation matters related to overdraft and non-sufficient fund fees, and associated settlement expenses.
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

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Net income (GAAP)	$154,665	$22,738	$135,098
Non-GAAP adjustments:
Add:
Noninterest income components:
Income from investments held in rabbi trusts	(10,217)	(10,337)	(9,866)
Gains on sales of securities available for sale, net	(1,166)	(288)	(2,016)
(Gains) losses on sales of other assets	(571)	20	15
Noninterest expense components:
Rabbi trust employee benefit expense	5,515	4,789	4,604
Impairment (reversal) charge on tax credit investments	(170)	10,779	—
Indirect IPO costs (1)	—	1,199	—
Gain on sale of other real estate owned	(87)	(606)	—
Merger and acquisition expenses	35,460	90	—
Settlement and expenses for putative consumer class action matters	3,325	—	—
Stock donation to the Eastern Bank Foundation	—	91,287	—
Total impact of non-GAAP adjustments	32,089	96,933	(7,263)
Less net tax benefit (expense) associated with non-GAAP adjustment (2)	20,869	17,537	(1,861)
Non-GAAP adjustments, net of tax	$11,220	$79,396	$(5,402)
Operating net income (non-GAAP)	$165,885	$102,134	$129,696

Weighted average common shares outstanding during the period:
Basic	172,192,336	171,812,535	—
Diluted	172,252,057	171,812,535	—

Earnings per share, basic	$0.90	$0.13	n.a.
Earnings per share, diluted	$0.90	0.13	n.a.

Operating earnings per share, basic (non-GAAP)	$0.96	$0.59	n.a.
Operating earnings per share, diluted (non-GAAP)	$0.96	0.59	n.a.
(1)Reflects costs associated with the IPO that are indirectly related to the IPO and were not recorded as a reduction of capital.
(2)The net tax benefit (expense) associated with these items is determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. The 2020 net tax benefit amount reflects the impact of the $12.0 million valuation allowance associated with the stock donation to the Eastern Bank Foundation. The 2021 net tax benefit amount reflects the impact of the reversal of $11.3 million of the $12.0 million valuation allowance associated with the stock donation to the Eastern Bank Foundation.

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income, noninterest expense and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019	2018	2017

Net interest income (GAAP)	$429,827	$401,251	$411,264	$390,044	$338,514
Add:
Tax-equivalent adjustment (non-GAAP)	6,093	5,472	5,254	5,696	10,607
Fully-taxable equivalent net interest income (non-GAAP)	435,920	406,723	416,518	395,740	349,121
Noninterest income (GAAP)	193,155	178,373	182,299	180,595	197,727
Less:
Income (loss) from investments held in rabbi trusts	10,217	10,337	9,866	(1,542)	6,587
Gains on sales of securities available for sale, net	1,166	288	2,016	50	11,356
Gains (losses) on sales of other assets	571	(20)	(15)	1,989	6,075
Noninterest income on an operating basis (non-GAAP)	181,201	167,768	170,432	180,098	173,709
Noninterest expense (GAAP)	$443,956	$504,923	$412,684	$397,928	$389,413
Less:
Rabbi trust employee benefit expense (income)	5,515	4,789	4,604	(847)	2,888
Impairment (reversal) charge on tax credit investments	(170)	10,779	—	—	—
Indirect IPO costs (1)	—	1,199	—	—	—
Merger and acquisition expenses	35,460	90	—	244	149
Settlement and expenses for putative consumer class action matters	3,325	—	—	—	—
Stock donation to the Eastern Bank Foundation	—	91,287	—	—	—
Plus:
Gain on sale of other real estate owned	87	606	—	—	—
Noninterest expense on an operating basis (non-GAAP)	$399,913	$397,385	$408,080	$398,531	$386,376
Total revenue (GAAP)	$622,982	$579,624	$593,563	$570,639	$536,241
Total operating revenue (non-GAAP)	$617,121	$574,491	$586,950	$575,838	$522,830
Ratios
Efficiency ratio (GAAP)	71.26%	87.11%	69.53%	69.73%	72.62%
Operating efficiency ratio (non-GAAP)	64.80%	69.17%	69.53%	69.21%	73.90%
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

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of December 31,
	2021	2020	2019	2018	2017
	(In thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$3,406,352	$3,428,052	$1,600,153	$1,433,141	$1,330,514
Less: Goodwill and other intangibles	649,703	376,534	377,734	381,276	373,042
Tangible shareholders’ equity (non-GAAP)	2,756,649	3,051,518	1,222,419	1,051,865	957,472
Tangible assets:
Total assets (GAAP)	23,512,128	15,964,190	11,628,775	11,372,287	10,873,073
Less: Goodwill and other intangibles	649,703	376,534	377,734	381,276	373,042
Tangible assets (non-GAAP)	$22,862,425	$15,587,656	$11,251,041	$10,991,011	$10,500,031
Shareholders’ equity to assets ratio (GAAP)	14.5%	21.5%	13.8%	12.6%	12.2%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	12.1%	19.6%	10.9%	9.6%	9.1%
Book value per share:
Common shares issued and outstanding	186,305,332	186,758,154	—	—	—
Book value per share (GAAP)	$18.28	$18.36	$—	$—	$—
Tangible book value per share (non-GAAP)	$14.80	$16.34	$—	$—	$—
Financial Position
Summary of Financial Position

	As of December 31,		Change
	2021	2020	Amount ($)	Percentage (%)
		(Dollars in thousands)
Cash and cash equivalents	$1,231,792	$2,054,070	$(822,278)	(40.0)%
Securities available for sale	8,511,224	3,183,861	5,327,363	167.3%
Loans, net of allowance for loan losses	12,157,281	9,593,958	2,563,323	26.7%
Federal Home Loan Bank stock	10,904	8,805	2,099	23.8%
Goodwill and other intangible assets	649,703	376,534	273,169	72.5%
Deposits	19,628,311	12,155,784	7,472,527	61.5%
Borrowed funds	34,278	28,049	6,229	22.2%
Cash and cash equivalents
Total cash and cash equivalents decreased by $0.8 billion, or 40.0%, to $1.2 billion at December 31, 2021 from $2.1 billion at December 31, 2020. This decrease was primarily due to available for sale security purchases partially offset by deposit growth.

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
U.S. government securities: At December 31, 2021 and 2020 our U.S. government securities consisted of U.S. Agency bonds, U.S. Treasury securities and Small Business Administration pooled securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the Federal Home Loan Bank, and the Federal Farm Credit Bureau.
Mortgage-backed securities: We invest in residential and commercial mortgage-backed securities insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae, including collateralized mortgage obligations. We have not purchased any privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve a positive interest rate spread with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac or Fannie Mae.
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

The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of December 31,
	2021	2020
	(In thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$5,524,708	$2,148,800
Government-sponsored commercial mortgage-backed securities	1,408,868	17,081
U.S. Agency bonds	1,175,014	666,709
U.S. Treasury securities	88,605	70,369
State and municipal bonds and obligations	280,329	280,902
Small Business Administration pooled securities	32,103	—
Other debt securities	1,597	—
Total	$8,511,224	$3,183,861
The following table presents the composition of securities acquired in connection with our acquisition of Century at fair value as of the November 12, 2021 acquisition date:
Acquired Securities at Fair Value

As of November 12, 2021
(Dollars in thousands)
Available for sale securities:
Government-sponsored residential mortgage-backed securities	$1,675,002
Government-sponsored commercial mortgage-backed securities	1,055,228
U.S. Agency bonds	346,538
State and municipal bonds and obligations	6,532
Small Business Administration pooled securities	31,827
Other debt securities	1,895
Total	$3,117,022
Our securities portfolio has increased year-to-date. Available for sale securities increased $5.3 billion, or 167.3%, to $8.5 billion at December 31, 2021 from $3.2 billion at December 31, 2020. This increase is due to investment purchases during the year ended December 31, 2021 and securities acquired in the Century acquisition as shown in the table above. Partially offsetting the increase in the securities portfolio from December 31, 2020 to December 31, 2021, was the reduction in the unrealized gain on the securities. At December 31, 2021 the unrealized loss was $76.0 million compared to an unrealized gain of $58.7 million at December 31, 2020, representing a $134.6 million decrease. This change is primarily driven by a steepening yield curve.
We did not have trading or held-to-maturity investments at December 31, 2021 and 2020.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $279.8 million at December 31, 2021 compared to $280.9 million at December 31, 2020.
Our available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. As of both December 31, 2021 and 2020, we had no securities categorized as level 3 within the fair value hierarchy.

The following table shows investment security weighted-average yields by category of security and contractual maturity at December 31, 2021. Weighted-average yields in the table below have been calculated based upon the amortized cost of the security:
Securities Portfolio, Weighted-Average Yield

	Securities Maturing as of December 31, 2021
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.64%	1.01%	1.44%	1.38%
Government-sponsored commercial mortgage-backed securities	—	1.14	1.20	1.95	1.67
U.S. Agency bonds	1.11	0.73	1.00	—	0.88
U.S. Treasury securities	0.15	0.78	—	—	0.50
State and municipal bonds and obligations (2)	(1.24)	2.46	3.17	4.04	3.48
Small business administration pooled securities	—	1.72	—	1.93	1.90
Other debt securities	1.01	0.84	—	—	0.87
Total	0.10%	0.95%	1.12%	1.60%	1.42%
(1)Investment security weighted-average yields were calculated on a level-yield basis by weighting the tax equivalent yield for each security type by the book value of each maturity.
(2)The negative yield indicated in the “Within One Year” category is the result of premium amortization that is in excess of earned income.
The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a fully taxable equivalent basis (“FTE”) by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated, the loans, by category, that were acquired from Century, and their balances as of the acquisition date of November 12, 2021 and net PPP loan activity for the year ended December 31, 2021:

	As of December 31,					Organic Change (excluding net PPP loan activity)
	2021	2020	Change ($)	Century Acquired Balance (1)	PPP Loan Activity, net (3)	Amount ($)	Percentage (%)
	(In thousands)
Commercial and industrial	$2,960,527	$1,995,016	$965,511	$1,405,127	$(475,561)	$35,945	1.8%
Commercial real estate	4,522,513	3,573,630	948,883	606,139	—	342,744	9.6%
Commercial construction	222,328	305,708	(83,380)	2,647	—	(86,027)	(28.1)%
Business banking	1,334,694	1,339,164	(4,470)	240,703	(292,905)	47,732	3.6%
Residential real estate	1,926,810	1,370,957	555,853	418,119	—	137,734	10.0%
Consumer home equity	1,100,153	868,270	231,883	237,522	—	(5,639)	(0.6)%
Other consumer	214,485	277,780	(63,295)	9,429	—	(72,724)	(26.2)%
Total gross loans (2)	$12,281,510	$9,730,525	$2,550,985	$2,919,685	$(768,466)	$399,766	4.1%
(1)Balances of loans acquired through our acquisition of Century represent unpaid principal balances and do not include the fair value adjustment recorded upon acquisition. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
(2)Amounts presented exclude unamortized premiums, unearned discounts and deferred fees and costs.
(3)Amounts exclude change attributable to acquired PPP loans.
We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans increased $2.6 billion, or 26.2%, to $12.3 billion at December 31, 2021 from $9.7 billion at December 31, 2020. The increase as of December 31, 2021 was primarily due to loans acquired from Century of $2.9 billion partially offset by a decrease in our PPP loan balances within our commercial and industrial balances and business banking portfolios. The changes to our loan portfolio, excluding the impact of the Century acquisition and PPP loan activity, are further detailed below:
•The $342.7 million increase in our commercial real estate loans from December 31, 2020 to December 31, 2021 was primarily a result of an increase of $296.3 million in our investment commercial real estate loan balances, which represents loans secured by commercial real estate that are non-owner-occupied, during the year ended December 31, 2021.
•The $59.4 million increase in our retail portfolio was primarily a result of an increase of $137.7 million in residential real estate loans during the year ended December 31, 2021 which was partially offset by a decrease in our other consumer and consumer home equity portfolios of $72.7 million and $5.6 million, respectively. The increase in residential real estate loans is due to the Company retaining more residential real estate loans as held for investment rather than selling such loans on the secondary market. The decrease in other consumer is primarily the result of the continued run-off of our indirect auto loan portfolio.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of December 31, 2021, concentrations in our commercial loan portfolios were as follows and includes loans acquired from Century:

	Commercial and Industrial
	Balance	Percentage (%)
	(Dollars in thousands)
Educational services	$821,187	27.7%
Professional, scientific, and technical services	288,532	9.7%
Wholesale trade	264,988	9.0%
Finance and insurance	180,398	6.1%
Transportation and warehousing	171,976	5.8%
Healthcare and social assistance	171,316	5.8%
Manufacturing	170,490	5.8%
Accommodation and food services	153,683	5.2%
Administrative and support	148,979	5.0%
Real estate, rental and leasing	124,239	4.2%
Other industries	464,739	15.7%
Total portfolio	$2,960,527	100.0%

	Commercial Real Estate
	Balance	Percentage (%)
	(Dollars in thousands)
Multi-family	$807,437	17.9%
Office	492,669	10.9%
Industrial/warehouse	486,344	10.8%
Retail	471,147	10.4%
School	365,706	8.1%
Mixed use - retail/office	330,017	7.3%
Mixed use - retail/multi-family	268,017	5.9%
Affordable housing	259,467	5.7%
Hotel/motel/hospitality	178,561	3.9%
Other property types	863,148	19.1%
Total portfolio	$4,522,513	100.0%

	Commercial Construction
	Balance	Percentage (%)
	(Dollars in thousands)
Affordable housing	$82,739	37.2%
For sale housing	39,852	17.9%
Multi-family	35,195	15.8%
Industrial/warehouse	14,584	6.6%
Assisted living	13,364	6.0%
Mixed use - retail/multi-family	10,904	4.9%
1-4 Family	5,705	2.6%
Self storage	1,832	0.8%
Other property types	18,153	8.2%
Total portfolio	$222,328	100.0%
We believe that the loan to value ratio (“LTV”) is an important factor in monitoring the risk characteristics of our loans secured by real estate. The following tables show the distribution of loan balances by LTV and year of origination for each of our portfolios of loans, including those acquired from Century, secured by real estate as of December 31, 2021:

	Balance of Commercial Real Estate Loans Originated During the Year Ended December 31,
	2021	2020	2019	2018	2017 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$61,950	$22,373	$6,732	$20,132	$261,885	$373,073
50.00% or lower	185,482	190,888	103,556	134,336	815,035	1,429,296
50.01% - 69.99%	288,153	161,905	385,692	251,312	884,864	1,971,926
70.00% - 79.99%	123,506	84,920	108,505	62,527	83,969	463,427
80.00% - 89.99% (3)	32,503	17,520	6,026	12,471	33,790	102,310
90.00% or higher	23,480	70,561	21,121	6,968	60,351	182,481
Total	$715,073	$548,167	$631,632	$487,747	$2,139,894	$4,522,513
Average LTV	53.62%	58.94%	57.70%	54.58%	45.50%	50.38%

	Balance of Residential Real Estate Loans Originated During the Year Ended December 31,
	2021	2020	2019	2018	2017 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$1,625	$912	$—	$353	$16,781	$19,671
50.00% or lower	168,814	80,959	29,190	25,491	179,865	484,318
50.01% - 69.99%	269,429	151,061	35,746	27,426	182,219	665,880
70.00% - 79.99%	194,495	123,898	34,120	16,938	114,558	484,009
80.00% - 89.99%	67,897	38,350	12,595	11,838	51,790	182,470
90.00% or higher	44,916	22,738	11,332	6,335	5,141	90,462
Total	$747,175	$417,918	$122,982	$88,380	$550,354	$1,926,810
Average LTV	60.44%	62.13%	61.42%	58.04%	49.98%	55.58%

	Balance of Consumer Home Equity Loans Originated During the Year Ended December 31,
	2021	2020	2019	2018	2017 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$151,593	$32,587	$46,792	$35,381	$281,388	$547,740
50.00% or lower	35,473	35,608	29,780	31,195	43,929	175,986
50.01% - 69.99%	17,384	46,029	29,276	30,422	46,852	169,962
70.00% - 79.99%	9,246	23,367	31,219	29,311	46,508	139,652
80.00% - 89.99%	4,393	7,460	17,156	10,691	26,891	66,591
90.00% or higher	—	—	—	—	221	221
Total	$218,089	$145,050	$154,223	$137,001	$445,790	$1,100,153
Average LTV	38.32%	52.01%	56.09%	55.48%	55.61%	53.47%
(1)Current LTV is calculated based upon exposure amount and the most recently available appraisal value as of the reporting period.
(2)Insufficient data available to calculate LTV.
(3)We generally require an LTV of 80% or less on new CRE loan originations. Certain CRE loans with LTVs greater than 80% may have additional collateral pledged which is not included in the computation of the amounts stated.

The maturity distribution of our loan portfolio is one factor used by management to evaluate the risk characteristics of our loan portfolio. The following table shows the maturity distribution of our loans, including those acquired from Century, as of December 31, 2021:
Scheduled Contractual Loan Maturity

	One Year or Less (1)	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$287,526	$1,070,642	$605,759	$996,600	$2,960,527
Commercial real estate	383,101	1,199,267	2,504,355	435,790	4,522,513
Commercial construction	47,057	95,735	58,079	21,457	222,328
Business banking	140,904	496,620	663,716	33,454	1,334,694
Residential real estate	398	5,024	302,715	1,618,673	1,926,810
Consumer home equity	2,260	19,989	183,738	894,166	1,100,153
Other consumer	25,660	115,894	66,449	6,482	214,485
Total loans	$886,906	$3,003,171	$4,384,811	$4,006,622	$12,281,510
(1)Includes demand loans, or loans without a stated maturity.
The interest rate risk to our loan portfolio is an important element in the management of net interest margin. We attempt to manage the relationship between the interest rate sensitivity of our assets and liabilities to produce an effective interest differential that is not significantly impacted by changes in the level of interest rates. The following table shows the interest rate risk of our loans, on a gross basis, due one year after December 31, 2021:
Loan Interest Rate Risk

	Due after December 31, 2022
	Fixed	Adjustable	Total
	(In thousands)
Commercial and industrial	$845,673	$1,827,328	$2,673,001
Commercial real estate	1,368,467	2,770,945	4,139,412
Commercial construction	116,240	59,031	175,271
Business banking	492,037	701,753	1,193,790
Residential real estate	1,502,419	423,993	1,926,412
Consumer home equity	141,295	956,598	1,097,893
Other consumer	185,028	3,797	188,825
Total loans	$4,651,159	$6,743,445	$11,394,604
Asset quality. We continually monitor the asset quality of our loan portfolio utilizing portfolio scorecards and various credit quality indicators. Based on this process, loans meeting certain criteria are categorized as delinquent, impaired, or non-performing and further assessed to determine if non-accrual status is appropriate.
For the commercial portfolio, which includes our commercial and industrial, commercial real estate, commercial construction and business banking loans, we monitor credit quality using a risk rating scale, which assigns a risk-grade to each borrower based on a number of quantitative and qualitative factors associated with a commercial loan transaction. Management utilizes a loan risk rating methodology based on a 15-point scale with the assistance of risk rating scorecard tools. Pass grades are 0-10 and non-pass categories, which align with regulatory guidelines, are: special mention (11), substandard (12), doubtful (13) and loss (14).
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

Special mention, substandard and doubtful loans totaled 5.8% and 7.7% of total commercial loans outstanding at December 31, 2021 and 2020, respectively. This decrease was driven by risk rating upgrades in the construction and commercial and industrial portfolios.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
For the retail portfolio, which includes residential real estate, consumer home equity, and other consumer portfolios, we monitor credit quality using the borrower’s FICO score. As of December 31, 2021, 70.8% of retail borrowers, based on loan balance, have a FICO score of 740 or greater. The following table shows the balances by borrower’s current FICO score as of the dates indicated:

	As of December 31, 2021			As of December 31, 2020
	Residential Real Estate	Consumer Home Equity	Other Consumer	Residential Real Estate	Consumer Home Equity	Other Consumer
Current FICO (1)	(Dollars in thousands)			(Dollars in thousands)
Not available (2)	$3,954	$1,122	$27,448	$15,762	$224	$35,097
640 or lower	49,112	39,446	7,680	50,705	36,699	15,762
641 – 699	184,740	106,621	18,078	137,028	93,647	28,357
700 – 739	307,162	173,617	27,739	223,544	144,304	38,203
740 or higher	1,381,842	779,347	133,539	943,918	593,396	160,361
Total	$1,926,810	$1,100,153	$214,485	$1,370,957	$868,270	$277,780
Average FICO	764.7	764.5	765.7	762.9	763.3	757.5
(1)Borrower FICO scores are updated on a semi-annual basis, and the most recent update occurred in August 2021. With respect to loans acquired in connection with our acquisition of Century, borrower FICO scores were updated in December 2021.
(2)Insufficient data available to report.
The delinquency rate of our total loan portfolio increased to 0.65% at December 31, 2021 from 0.49% at December 31, 2020.
The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of December 31, (1)
	2021	2020
Commercial and industrial	0.06%	0.11%
Commercial real estate	0.60%	0.06%
Commercial construction	—%	—%
Business banking	0.86%	1.40%
Residential real estate	1.38%	1.21%
Consumer home equity	0.90%	0.60%
Other consumer	1.23%	0.98%
Total	0.65%	0.49%
(1)In the calculation of the delinquency rate as of December 31, 2021 and 2020, the total amount of loans outstanding includes $0.3 billion and $1.0 billion, respectively, of PPP loans.
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

Non-performing assets (“NPAs”) are comprised of non-performing loans (“NPLs”), OREO and non-performing securities. NPLs consist of non-accrual loans and loans that are more than 90 days past due but still accruing interest. OREO consists of real estate properties, which primarily serve as collateral to secure our loans, that we control due to foreclosure. These properties are recorded at the fair value less estimated costs to sell on the date we obtain control. Any write-downs to the cost of the related asset upon transfer to OREO to reflect the asset at fair value less estimated costs to sell is recorded through the allowance for loan losses.
NPLs decreased $8.3 million, or 20%, to $35.0 million at December 31, 2021 from $43.3 million at December 31, 2020. NPLs as a percentage of total loans decreased to 0.29% at December 31, 2021 from 0.45% at December 31, 2020 primarily due to a decrease in residential non-accrual loans, commercial real estate non-accrual loans, and commercial and industrial loans greater than 90 days past due and still accruing. The decreases in these categories was partially offset by an increase in consumer loans greater than 90 days and still accruing. For additional discussion of non-accrual loans, refer to the later “Credit Ratios” section.
The total amount of interest recorded on NPLs was $0.5 million for the year ended December 31, 2021. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $3.2 million for the year ended December 31, 2021. The total amount of interest recorded on NPLs was $1.0 million for the year ended December 31, 2020. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $3.4 million for the year ended December 31, 2020.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. We review any loans that are modified to identify whether a TDR has occurred. TDRs involve situations in which, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. As described further below, loan modifications made in response to the COVID-19 pandemic met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed TDRs.
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
TDR loans modified during the years ended December 31, 2021 and 2020 were $0.8 million and $4.2 million, respectively (post modification balance). The overall decrease in TDR loans consisted of a decrease of $2.3 million in commercial loan TDRs and a decrease of $1.2 million in consumer loan TDRs. No loans were modified during the preceding 12 months which subsequently defaulted during the year ended December 31, 2021.
It is our policy to have any restructured loans that are on non-accrual status prior to being modified remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
PCI loans are loans we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. The carrying value and prospective income recognition of PCI loans are predicated on future cash flows expected to be collected. As of December 31, 2021 and 2020 the carrying amount of PCI loans was $69.6 million and $9.3 million, respectively. The increase of $60.3 million was primarily attributable to PCI loans acquired from Century of $67.3 million, partially offset by borrower principal payments during the year ended December 31, 2021.
COVID-19 Modifications In light of the COVID-19 pandemic, we implemented loan modification programs for our borrowers in 2020 that allowed for either full payment deferrals (both interest and principal) or deferral of principal only. These modifications met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed TDRs. We have deemed these modified loans “COVID-19 modifications.”
The Appropriations Act, which was enacted on December 27, 2020, extended certain expiring tax provisions related to the COVID-19 pandemic in the United States and provides additional emergency relief to individuals and businesses. Included within the provisions of the Appropriations Act was the extension of Section 4013 of the CARES Act to January 1, 2022. As such, we applied CARES Act TDR relief to qualifying loan modifications executed during the allowable time period.
The following table presents the balance of loans that received a COVID-19 modification and have not yet resumed repayment as of December 31, 2021 and 2020 and excludes loans acquired from Century:

	Remaining COVID-19 Modifications as of December 31, 2021 (1)		Remaining COVID-19 Modifications as of December 31, 2020 (1)
	Balance	% of Total Portfolio	Balance	% of Total Portfolio
	(In thousands)
Commercial and industrial	$4,548	0.2%	$34,076	1.7%
Commercial real estate	93,519	2.1%	231,794	6.5%
Commercial construction	—	—%	10,987	3.6%
Business banking	649	0.1%	23,434	1.7%
Residential real estate	5,870	0.3%	26,772	2.0%
Consumer home equity	1,365	0.1%	3,432	0.4%
Other consumer	706	0.3%	2,187	0.8%
Total	$106,657	0.9%	$332,682	3.4%
(1)Remaining COVID-19 modifications reflect only those loans which underwent a modification and have not yet resumed payment. We define a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due.
As of December 31, 2021, the aggregate amount of loans that received a COVID-19 modification and have become a non-performing loan after the respective deferral period is $4.7 million and are included in the total remaining COVID-19 modifications shown in the table above.
COVID-19 Pandemic-Impacted Industries. Management evaluated the risk present in our commercial loan portfolios with respect to COVID-19 pandemic-impacted industries as of December 31, 2021 and, in connection with that evaluation, identified commercial real estate loans collateralized by properties with office space as a high risk industry sector primarily resulting from the delay in many companies’ return to office plans. As of December 31, 2021, we believe loans to our borrowers in office, retail, restaurant, and hotel industry categories represent those which have experienced and will likely continue to experience the most adverse effects of the COVID-19 pandemic. As of December 31, 2021, the aggregate outstanding balance of loans to our borrowers in office, retail, restaurant, and hotel industry categories was $1.1 billion, $549.0 million, $188.9 million, and $189.0 million respectively, representing 8.8%, 4.5%, 1.5% and 1.5% of total loans, respectively. As of December 31, 2020, the aggregate outstanding loan balance of loans to our borrowers in office, retail, restaurant, and hotel industry categories was $1.0 billion, $496.4 million, $197.4 million, and $178.7 million, respectively, representing 10.6%, 5.1%, 2.0%, and 1.8% of total loans, respectively.
As of December 31, 2021, the current balance of loans modified which we considered to be COVID-19 modifications was $987.0 million, of which 40% were for full payment deferrals, while 60% were for full deferral of principal only. This includes $631.7 million in commercial real estate (including commercial construction loans), $105.7 million in commercial and industrial loans, $133.5 million in business banking loans, $88.5 million in residential real estate loans, and $27.5 million in consumer loans. The balance of COVID-19 modifications that have not resumed scheduled repayment or have become delinquent as of December 31, 2021 was $106.7 million compared to $332.7 million as of December 31, 2020. As of December 31, 2021, the percentage of loans to our borrowers in retail, restaurant and hotel industries that were modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020 which have not yet resumed payment were less than 0.1%, 2.9%, and 37.6%, respectively. As of December 31, 2021, there were no loans to our borrowers in office industries that were modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020 and which have not yet resumed payment. As of December 31, 2020, the percentage of loans to our borrowers in office, retail, restaurant, and hotel industries that were modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020 which have not yet resumed payment were 7.7%, 2.1%, 12.7%, and 39.4%, respectively.

In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. In response to the COVID-19 pandemic, we reviewed all of our credit exposures in industries that were expected to experience significant problems due to the pandemic and resulting economic contraction. As part of that review, we downgraded our hotel loans, restaurant loans and other loans that we expected to have associated challenges as a result of the economic impact of the COVID-19 pandemic. These loans were neither delinquent nor on non-accrual status. Management evaluated loans to borrowers in our office segment as of December 31, 2021 and observed increases in vacancy rates in properties collateralized by such properties. Due to the long-term nature of leases at such properties, the full impact of the COVID-19 pandemic on borrowers’ ability to repay is not currently reasonably estimable. However, based upon management’s regular evaluation of such loans, downgrades to the respective risk ratings have occurred and may occur again at such time heightened risk is identified. At December 31, 2021 and 2020, our potential problem loans (including these COVID-19 pandemic-impacted loans), or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 days or more past due categories, totaled $470.9 million and $563.3 million, respectively. Included in these potential problem loans was $335.9 million and $319.5 million at December 31, 2021 and 2020, respectively, of loans in COVID-19 impacted industries, which includes borrowers in office industries as previously described at both December 31, 2021 and 2020.
Allowance for loan losses. Because we continued to qualify for emerging growth company status under the Jumpstart Our Business (“JOBS”) Act until December 31, 2021, we were permitted to delay adoption of the CECL standard until the earlier of the date at which non-public business entities are required to adopt the standard and the date we ceased to be an EGC. Included in the Appropriations Act was an extension of the adoption date to the earlier of January 1, 2022 or 60 days after the date on which the COVID-19 national emergency terminates. We elected this extension and, accordingly, adopted the CECL standard on January 1, 2022. As of December 31, 2021, we followed the incurred loss allowance GAAP accounting model. See “Risk Factors—Our loan loss allowance at December 31, 2021 may be difficult to evaluate in comparison to our peers” in Part I, Item 1A of this Annual Report on Form 10-K.
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
For additional discussion of our risk rating methodology, see Note 5, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	For the Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$623	$992	$(2,625)	$893	$(4,489)
Commercial real estate	243	(206)	(12)	(83)	(147)
Commercial construction	—	—	—	—	(21)
Business banking	3,567	4,855	5,370	5,970	4,800
Residential real estate	(87)	(125)	(39)	(125)	43
Consumer home equity	(161)	421	153	225	(16)
Other consumer	1,373	2,129	1,811	1,676	1,707
Total net loan charge-offs (recoveries)	$5,558	$8,066	$4,658	$8,556	$1,877
Average loans:
Commercial and industrial	$2,015,665	$2,053,093	$1,419,875	$1,185,224	$1,074,875
Commercial real estate	3,960,818	3,654,887	3,667,147	3,402,560	3,131,900
Commercial construction	191,771	226,286	263,736	327,781	253,244
Business banking	1,241,770	1,079,779	738,652	738,122	701,704
Residential real estate	1,508,796	1,398,337	1,438,775	1,357,116	1,220,600
Consumer home equity	869,110	902,634	948,089	934,681	913,830
Other consumer	233,932	334,257	471,602	619,406	670,881
Average total loans (1)	$10,021,862	$9,649,273	$8,947,876	$8,564,890	$7,967,034
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.03%	0.05%	(0.18)%	0.08%	(0.42)%
Commercial real estate	0.01	(0.01)	0.00	0.00	0.00
Commercial construction	—	—	—	—	(0.01)
Business banking	0.29	0.45	0.73	0.81	0.68
Residential real estate	(0.01)	(0.01)	0.00	(0.01)	0.00
Consumer home equity	(0.02)	0.05	0.02	0.02	0.00
Other consumer	0.59	0.64	0.38	0.27	0.25
Total net charge-offs (recoveries) to average total loans outstanding during the period	0.06%	0.08%	0.05%	0.10%	0.02%
Total loans	$12,281,510	$9,730,525	$8,987,046	$8,856,003	$8,227,041
Total non-accrual loans	32,993	41,005	42,451	26,172	18,165
Allowance for loan losses	$97,787	$113,031	$82,297	$80,655	$74,111
Allowance for loan losses as a percent of total loans	0.80%	1.16%	0.92%	0.91%	0.90%
Non-accrual loans as a percent of total loans	0.27%	0.42%	0.47%	0.30%	0.22%
Allowance for loan losses as a percent of non-accrual loans	296.39%	275.65%	193.86%	308.17%	407.99%
(1)Average loan balances exclude loans held for sale.
Non-accrual loans decreased $8.0 million, or 20%, to $33.0 million at December 31, 2021 from $41.0 million at December 31, 2020, primarily due to a decrease in non-accrual loans in our business banking portfolio and commercial real estate portfolio, partially offset by an increase in non-accrual loans in our commercial and industrial portfolio.

The allowance for loan losses decreased by $15.2 million, or 13.5%, to $97.8 million, or 0.80% of total loans (including PPP loans), at December 31, 2021 from $113.0 million, or 1.16% of total loans at December 31, 2020. The decrease in the allowance for loan losses was primarily a result of improved macroeconomic conditions, risk rating upgrades in the commercial portfolios during the period and loans acquired from Century for which the estimated incurred losses were substantively included in the initial fair value determination as of the acquisition date of November 12, 2021. The economic environment during the year ended December 31, 2021 was assisted by government stimulus, the impacts of loan deferral programs, reductions in unemployment and reductions in COVID-19 related restrictions. These, along with other factors, resulted in a release of allowance for loan losses of $9.7 million for the year ended December 31, 2021, as compared to a provision for allowance for loan losses of $38.8 million for the year ended December 31, 2020.

The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of December 31,
	2021			2020
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$18,018	18.43%	24.10%	$26,617	23.54%	20.51%
Commercial real estate	52,373	53.56%	36.82%	54,569	48.28%	36.73%
Commercial construction	2,585	2.64%	1.81%	4,553	4.03%	3.14%
Business banking (1)	10,983	11.23%	10.87%	13,152	11.64%	13.76%
Residential real estate	6,556	6.70%	15.69%	6,435	5.69%	14.09%
Consumer home equity	3,722	3.81%	8.96%	3,744	3.31%	8.92%
Other consumer	3,308	3.38%	1.75%	3,467	3.07%	2.85%
Other	242	0.25%	—%	494	0.44%	—%
Total	$97,787	100.00%	100.00%	$113,031	100.00%	100.00%
(1)PPP loans are included within these portfolios as of December 31, 2021 and December 31, 2020; however, as of December 31, 2021 and December 31, 2020, no allowance for loan losses have been recorded on these loans due to the SBA guarantee of 100% of the loans.

	As of December 31,
	2019			2018			2017
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$20,919	25.42%	18.27%	$19,321	23.96%	18.73%	$14,892	20.09%	16.97%
Commercial real estate	34,730	42.20%	39.34%	32,400	40.17%	36.26%	30,807	41.57%	34.40%
Commercial construction	3,424	4.16%	3.05%	4,606	5.71%	3.53%	5,588	7.54%	4.87%
Business banking	8,260	10.04%	8.58%	8,167	10.13%	8.37%	6,497	8.77%	9.25%
Residential real estate	6,380	7.75%	15.90%	7,059	8.75%	16.16%	6,954	9.38%	15.69%
Consumer home equity	4,027	4.89%	10.38%	4,113	5.10%	10.72%	4,040	5.45%	11.32%
Other consumer	4,173	5.07%	4.48%	4,600	5.70%	6.23%	4,751	6.41%	7.50%
Other	384	0.47%	—%	389	0.48%	—%	582	0.79%	—%
Total	$82,297	100.00%	100.00%	$80,655	100.00%	100.00%	$74,111	100.00%	100.00%
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
We adopted the CECL standard on January 1, 2022 and will use the CECL methodology to determine our allowance for loan loss in future periods. For information about risks associated with our adoption of the CECL standard, see “Risk Factors—“We increased our allowance for loan losses as a result of our adoption as of January 1, 2022 of the new accounting standard for determining the amount of the allowance for loan losses and may be required to do so again in the future.” in Part I, Item 1A of this Annual Report on Form 10-K.
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
We held an investment in the FHLBB of $10.9 million and $8.8 million at December 31, 2021 and 2020, respectively.
Goodwill and other intangible assets
Goodwill and other intangible assets were $649.7 million and $376.5 million at December 31, 2021 and 2020, respectively. The increase in goodwill and other intangibles assets was due to our acquisition of Century which resulted in the addition of goodwill and intangible assets of $259.0 million and $11.6 million, respectively, as well as two insurance agency acquisitions which resulted in additional goodwill and intangible assets that are not considered to be material. This was partially offset by amortization of definite-lived intangibles during the year ended December 31, 2021. We did not record any impairment to our goodwill or other intangible assets during the years ended December 31, 2021 and 2020. We routinely assess our goodwill and other intangible assets to determine if impairments are necessary.
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
The following table presents our deposits, including those acquired from Century in 2021, as of the dates presented:
Components of Deposits

	As of December 31,		Change
	2021	2020	Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$7,020,864	$4,910,794	$2,110,070	43.0%
Interest checking	4,478,566	2,380,497	2,098,069	88.1%
Savings	2,077,495	1,256,736	820,759	65.3%
Money market investments	5,525,005	3,348,898	2,176,107	65.0%
Certificates of deposit	526,381	258,859	267,522	103.3%
Total deposits	$19,628,311	$12,155,784	$7,472,527	61.5%

(1)The Bank’s estimate of total uninsured deposits was $11.0 billion and $5.5 billion at December 31, 2021 and December 31, 2020, respectively. The increase in estimated uninsured deposits between December 31, 2020 and December 31, 2021 was primarily due to our acquisition of Century.
The following table presents the composition of deposits acquired in connection with our acquisition of Century at fair value as of the November 12, 2021 acquisition date:
Acquired Deposits at Fair Value

As of November 12, 2021
(Dollars in thousands)
Demand	$1,744,600
Interest checking	1,406,039
Savings	1,011,569
Money market investments	1,611,947
Certificates of deposit	325,666
Total deposits	$6,099,821
Deposits increased by $7.5 billion, or 61.5%, to $19.6 billion at December 31, 2021 from $12.2 billion at December 31, 2020. This increase was primarily a result of our acquisition of Century through which we acquired $6.1 billion total deposits. For more information regarding deposits acquired as a result of the Century acquisition, see Note 26, “Subsequent Events” within the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on form 10-K. Excluding deposits acquired from Century, interest checking deposits, money market deposits and demand deposits, the deposit types primarily contributed to the increase in legacy deposits (e.g., deposits not acquired from Century) and increased $0.7 billion, $0.6 billion and $0.4 billion, respectively. The increases in these deposit categories reflect strong deposit flows, in part due to government stimulus.
The following table presents the classification of deposits on an average basis for the years indicated:
Classification of Deposits on an Average Basis

	For the Year Ended December 31,
	2021		2020		2019
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,547,615	—%	$4,535,066	—%	$3,369,375	—%
Interest checking	2,866,091	0.07%	2,227,185	0.09%	1,842,993	0.21%
Savings	1,483,271	0.02%	1,123,584	0.02%	991,244	0.02%
Money market investments	3,870,712	0.06%	3,212,752	0.23%	2,769,934	0.69%
Time accounts	280,141	0.21%	300,381	0.52%	392,035	1.02%
Total deposits	$14,047,830	0.04%	$11,398,968	0.10%	$9,365,581	0.29%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated had maturities as follows:
Maturities of Time Certificates of Deposit $250,000 and Over

	As of December 31,
	2021	2020
Maturing in	(In thousands)
Three months or less	$113,019	$29,224
Over three months through six months	53,899	12,264
Over six months through twelve months	33,295	13,187
Over twelve months	23,827	4,402
Total	$224,040	$59,077
Borrowings

Our borrowings may consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings increased by $6.2 million, or 22.2%, to $34.3 million at December 31, 2021 compared to $28.0 million at December 31, 2020.
The following table sets forth information concerning balances on our borrowings as of the dates indicated:
Borrowings by Category

	As of December 31,		Change
	2021	2020	Amount ($)	Percentage (%)
	(Dollars in thousands)
Federal Home Loan Bank advances	$14,020	$14,624	$(604)	(4.1)%
Escrow deposits of borrowers	20,258	13,425	6,833	50.9%
Total	$34,278	$28,049	$6,229	22.2%
Results of Operations
Summary of Results of Operations

	For the Year Ended December 31,		Change
	2021	2020	Amount ($)	Percentage (%)
	(Dollars in thousands)
Interest and dividend income	$435,159	$413,328	$21,831	5.3%
Interest expense	5,332	12,077	(6,745)	(55.8)%
Net interest income	429,827	401,251	28,576	7.1%
Provision for loan losses	(9,686)	38,800	(48,486)	(125.0)%
Noninterest income	193,155	178,373	14,782	8.3%
Noninterest expense	443,956	504,923	(60,967)	(12.1)%
Income taxes	34,047	13,163	20,884	158.7%
Net income	$154,665	$22,738	$131,927	580.2%
Comparison of the Years Ended December 31, 2021 and 2020
Interest and Dividend Income
Interest and dividend income increased by $21.8 million, or 5.3%, to $435.2 million during the year ended December 31, 2021 from $413.3 million during the year ended December 31, 2020. This increase was primarily a result of our acquisition of Century on November 12, 2021 which added approximately $6.6 billion in interest-earning assets. Overall, the average balance of our interest-earning assets increased $3.9 billion, or 30.7%, to $16.7 billion as of December 31, 2021 compared to $12.8 billion as of December 31, 2020, reflecting the addition of Century assets and the purchase of investment securities resulting from the investment of the proceeds from our October 2020 IPO. Partially offsetting this increase was a decrease in the yield on average interest-earning assets which decreased by 64 basis points to 2.64% during the year ended December 31, 2021. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans or securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on securities and federal funds sold and other short-term investments increased $26.4 million, or 64.1%, to $67.6 million for the year ended December 31, 2021 compared to $41.2 million for the year ended December 31, 2020. The increase in interest income on securities was primarily due to an increase in the average balance of such securities of $3.6 billion, or 114.0%, to $6.7 billion as of December 31, 2021 compared to $3.1 billion as of December 31, 2020, which was partially offset by a decrease in the yield on such securities. The increase in the average balance of securities was attributable to security purchases of $3.3 billion during the year ended December 31, 2021, reflecting the investment of the proceeds from our October 2020 IPO, and investment securities acquired of $3.1 billion as a result of our acquisition of Century.
•Interest income on loans decreased by $4.6 million, or 1.2%, to $367.6 million during the year ended December 31, 2021 from $372.2 million during the year ended December 31, 2020. The decrease in interest income on our loans was primarily due to the decrease in yield on average loans which was driven by the downward adjustment of the interest rates on our existing adjustable-rate loans as a result of lower interest rates. The FTE yield on average loans decreased 18 basis points to 3.71% during the year ended December 31, 2021. The decrease in loan yields was partially offset by an increase in net accretion of PPP loan deferred fees and costs of $20.4 million to $34.3 million during year ended December 31, 2021 from $13.9 million during the year ended December 31, 2020. Also partially offsetting the decline in average yield was a slight increase in the average balance of loans of $371.9 million, or 3.9%, from $9.7 billion to $10.0 billion which was primarily the result of our acquisition of Century which added $2.9 billion in loans as of November 12, 2021, partially offset by a decline in PPP loan balances of $0.7 billion reflecting pay-offs of such balances.
Interest Expense
Interest expense decreased $6.7 million, or 55.8%, to $5.3 million during the year ended December 31, 2021 from $12.1 million during the year ended December 31, 2020. The decrease was a result of lower funding costs associated with the decline in the market interest rates.
•Interest expense on our interest-bearing deposits decreased by $6.1 million, or 54.3%, to $5.2 million during the year ended December 31, 2021 from $11.3 million during the year ended December 31, 2020.
•Interest expense on borrowed funds decreased by $0.6 million, or 78.3%, to $0.2 million during the year ended December 31, 2021 from $0.8 million during the year ended December 31, 2020.
Average interest-bearing deposits increased $1.6 billion, or 23.8%, for year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the Century acquisition. The increase in deposit costs associated with the increase in average deposits was more than offset by the reduction in rates paid on deposits during the year ended December 31, 2021 compared to the year ended December 31, 2020.
Net Interest Income
Net interest income increased by $28.6 million, or 7.1%, to $429.8 million during the year ended December 31, 2021, from $401.3 million during the year ended December 31, 2020. Net interest income increased slightly as the reduction in interest income associated with the lower interest rate environment was more than offset by a related reduction in interest expense. In addition, the average balances of interest-earning assets substantially increased during the year ended December 31, 2021 compared to year ended December 31, 2020 which reflects assets acquired in connection with our acquisition of Century and the investment of the proceeds from our October 2020 IPO in investment securities.
Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.0% for the year ended December 31, 2021, and 21.8% for the years ended December 31, 2020 and 2019. Net interest margin decreased 57 basis points to 2.61% during the year ended December 31, 2021, from 3.19% during the year ended December 31, 2020.
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

Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the Year Ended December 31,
	2021			2020			2019
	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1):
Residential	$1,510,703	$47,143	3.12%	$1,400,907	$49,767	3.55%	$1,439,845	$53,736	3.73%
Commercial	7,410,024	288,557	3.89%	7,014,044	281,816	4.02%	6,089,410	291,055	4.78%
Consumer	1,103,042	36,019	3.27%	1,236,893	43,729	3.54%	1,419,692	60,009	4.23%
Total loans	10,023,769	371,719	3.71%	9,651,844	375,312	3.89%	8,948,947	404,800	4.52%
Non-taxable investment securities	260,399	9,335	3.58%	265,511	9,899	3.73%	287,128	10,852	3.78%
Taxable investment securities	4,890,737	58,312	1.19%	1,560,610	31,831	2.04%	1,148,591	31,642	2.75%
Federal funds sold and other short-term investments	1,514,351	1,886	0.12%	1,288,714	1,758	0.14%	144,856	2,977	2.06%
Total interest-earning assets	16,689,256	441,252	2.64%	12,766,679	418,800	3.28%	10,529,522	450,271	4.28%
Non-interest-earning assets	1,173,830			1,097,064			874,588
Total assets	$17,863,086			$13,863,743			$11,404,110
Interest-bearing liabilities:
Deposits:
Savings accounts	$1,483,271	$230	0.02%	$1,123,584	$242	0.02%	$991,244	$210	0.02%
Interest checking accounts	2,866,091	1,997	0.07%	2,227,185	2,033	0.09%	1,842,993	3,947	0.21%
Money market investments	3,870,712	2,342	0.06%	3,212,752	7,492	0.23%	2,769,934	19,150	0.69%
Time accounts	280,141	598	0.21%	300,381	1,548	0.52%	392,035	3,994	1.02%
Total interest-bearing deposits	8,500,215	5,167	0.06%	6,863,902	11,315	0.16%	5,996,206	27,301	0.46%
Borrowings	26,495	165	0.62%	72,101	762	1.06%	291,413	6,452	2.21%
Total interest-bearing liabilities	8,526,710	5,332	0.06%	6,936,003	12,077	0.17%	6,287,619	33,753	0.54%
Demand accounts	5,547,615			4,535,066			3,369,375
Other noninterest-bearing liabilities	364,191			352,518			203,925
Total liabilities	14,438,516			11,823,587			9,860,919
Total net worth	3,424,570			2,040,156			1,543,191
Total liabilities and retained earnings	$17,863,086			$13,863,743			$11,404,110
Net interest income - FTE		$435,920			$406,723			$416,518
Net interest rate spread (2)			2.58%			3.11%			3.74%
Net interest-earning assets (3)	$8,162,546			$5,830,676			$4,241,903
Net interest margin - FTE (4)			2.61%			3.19%			3.96%
Average interest-earning assets to interest-bearing liabilities	195.73%			184.06%			167.46%
Return on average assets (5)	0.87%			0.16%			1.18%
Return on average equity (6)	4.52%			1.11%			8.75%
Noninterest expenses to average assets	2.49%			3.64%			3.62%
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
(5)Represents net income divided by average total assets.
(6)Represents net income divided by average equity.

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
Rate and Volume Analysis

	For the Year Ended December 31, 2021 vs. 2020			For the Year Ended December 31, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In thousands)
Interest-earning assets:
Loans
Residential	$(6,339)	$3,715	$(2,624)	$(2,541)	$(1,428)	$(3,969)
Commercial	(8,852)	15,593	6,741	(49,997)	40,758	(9,239)
Consumer	(3,190)	(4,520)	(7,710)	(9,110)	(7,170)	(16,280)
Total loans	(18,381)	14,788	(3,593)	(61,648)	32,160	(29,488)
Non-taxable investment securities	(376)	(188)	(564)	(145)	(808)	(953)
Taxable investment securities	(17,822)	44,303	26,481	(9,452)	9,641	189
Federal funds sold and other short-term investments	(162)	290	128	(5,100)	3,881	(1,219)
Total interest-earning assets	$(36,741)	$59,193	$22,452	$(76,345)	$44,874	$(31,471)
Interest-bearing liabilities:
Deposits:
Savings accounts	$(78)	$66	$(12)	$4	$28	$32
Interest checking accounts	(544)	508	(36)	(2,611)	697	(1,914)
Money market investments	(6,438)	1,288	(5,150)	(14,325)	2,667	(11,658)
Time accounts	(852)	(98)	(950)	(1,660)	(786)	(2,446)
Total interest-bearing deposits	(7,912)	1,764	(6,148)	(18,592)	2,606	(15,986)
Borrowings	(235)	(362)	(597)	(2,332)	(3,358)	(5,690)
Total interest-bearing liabilities	(8,147)	1,402	(6,745)	(20,924)	(752)	(21,676)
Change in net interest income	$(28,594)	$57,791	$29,197	$(55,421)	$45,626	$(9,795)
Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. We currently follow the incurred loss model for determining the provision for loan losses and adopted what is commonly referred to as the “CECL standard” on January 1, 2022.
We recorded a release of the allowance for loan losses of $9.7 million for the year ended December 31, 2021, compared to a provision of $38.8 million for the year ended December 31, 2020. Given the continued improved economic and credit conditions during year ended December 31, 2021, we determined that a release of the allowance was necessary. In March 2020, in response to the COVID-19 pandemic, we downgraded the risk ratings for all commercial loans we expected at the time to be significantly impacted by the pandemic, including our hotel and restaurant loan portfolios, which resulted in a total provision of $28.6 million recorded in the first quarter of 2020.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.

Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	For the Year Ended December 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Insurance commissions	$94,704	$94,495	$209	0.2%
Service charges on deposit accounts	24,271	21,560	2,711	12.6%
Trust and investment advisory fees	24,588	21,102	3,486	16.5%
Debit card processing fees	12,118	10,277	1,841	17.9%
Interest swap income (losses)	5,634	(1,381)	7,015	508.0%
Income from investments held in rabbi trusts	10,217	10,337	(120)	(1.2)%
Losses trading securities gains, net	—	(4)	4	(100.0)%
Gains on sales of mortgage loans held for sale, net	3,605	7,066	(3,461)	(49.0)%
Gains on sales of securities available for sale, net	1,166	288	878	304.9%
Other	16,852	14,633	2,219	15.2%
Total noninterest income	$193,155	$178,373	$14,782	8.3%
Noninterest income increased by $14.8 million, or 8.3%, to $193.2 million for the year ended December 31, 2021 from $178.4 million for the year ended December 31, 2020. The increase was primarily due to a $7.0 million increase in interest rate swap income, and a $3.5 million increase in trust and investment advisory fees, which were partially offset by a $3.5 million decrease in net gains resulting from the sale of mortgage loans held for sale.
•Interest rate swap income increased primarily as a result of a favorable mark-to-market adjustment due to the current interest rate and economic environment.
•Trust and investment advisory fees increased primarily as a result of higher asset values associated with the principal assets in customers’ accounts.
•Net gains resulting from the sale of mortgage loans held for sale decreased primarily due to a combination of fewer residential real estate loans originated as held for sale as we designate more residential mortgage loans originated as held for investment and increases in market rates of interest.

Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	For the Year Ended December 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$295,916	$261,827	$34,089	13.0%
Office occupancy and equipment	40,465	33,796	6,669	19.7%
Data processing	50,839	45,259	5,580	12.3%
Professional services	24,477	18,902	5,575	29.5%
Charitable contributions	—	95,272	(95,272)	(100.0)%
Marketing	8,741	8,879	(138)	(1.6)%
Operational losses	7,786	2,493	5,293	212.3%
Loan expenses	6,516	6,727	(211)	(3.1)%
FDIC insurance	4,226	3,734	492	13.2%
Amortization of intangible assets	2,512	2,857	(345)	(12.1)%
Other	2,478	25,177	(22,699)	(90.2)%
Total noninterest expense	$443,956	$504,923	$(60,967)	(12.1)%
The Company recorded merger and acquisition expenses of $35.5 million during the year ended December 31, 2021 related to the Century acquisition. These merger and acquisition expenses were included in the following line items of the consolidated statements of income:
Century Merger & Acquisition Expenses

For the Year Ended December 31, 2021
(In thousands)
Salaries and employee benefits	$15,947
Office occupancy and equipment	7,198
Data processing	1,286
Professional services	9,223
Other	1,802
Total merger and acquisition expenses	$35,456
Noninterest expense decreased by $61.0 million, or 12.1%, to $444.0 million during the year ended December 31, 2021 from $504.9 million during the year ended December 31, 2020. The decrease was primarily due to a $95.3 million decrease in charitable contributions and a $24.5 million decrease in other noninterest expenses, excluding merger and acquisition expenses. Partially offsetting these decreases were $35.5 million in merger and acquisition expenses, for which there were none during the year ended December 31, 2020, an increase in salaries and employee benefits of $18.1 million, excluding merger and acquisition expenses, and an increase in operational losses of $5.3 million.
•Charitable contributions decreased as the Company made no contributions during the year ended December 31, 2021 following the Company’s $91.3 million stock contribution to the Eastern Bank Foundation made in connection with the Company's IPO during the year ended December 31, 2020.
•Other noninterest expenses, excluding merger and acquisition expenses, decreased primarily due to reduced costs associated with the conversion of each of our noncontributory, defined benefit plan (“Defined Benefit Plan”) and Benefit Equalization Plan (“BEP”) from a traditional final average earnings plan design to a cash balance plan design, which occurred in the fourth quarter of 2020 and was effective as of November 1, 2020. In addition, other noninterest expenses, excluding merger and acquisition expenses, decreased due to a reduction in impairment charges taken on certain tax credit investments. Non-service cost expenses for the Defined Benefit Plan and the BEP decreased by $13.0 million and $2.1 million, respectively, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Impairment charges taken on certain tax credit investments decreased primarily due to write-downs taken of $10.8 million on certain tax credit investments accounted for under the equity method of accounting during the year ended December 31, 2020, which was primarily composed of a $7.6 million impairment charge reflecting management’s estimate of the future benefit of the investments. During the year ended December 31, 2021 we recorded a net recovery of impairment charges of $0.2 million. For additional information on this impairment charge see Note 13, “Low Income Housing Tax Credits and Other Tax Credit Investments” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
•Merger and acquisition expenses were $35.5 million and resulted from our acquisition of Century which we completed on November 12, 2021. No such expenses were incurred during the year ended December 31, 2020 as there were no acquisitions. For additional information on our acquisition of Century, see Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
•Salaries and employee benefits increased primarily as a result of an increase of $7.1 million in ESOP expense, for which fewer expenses were incurred during the year ended December 31, 2020, in which the ESOP was established in October of such year. Also contributing to the increase were pension service costs which increased $6.9 million from the year ended December 31, 2020 which resulted from an increase in the projected retirement benefits earned by plan participants during the year ended December 31, 2021. The higher pension service costs were more than offset by a decrease in the non-service cost components of net periodic pension expense for the Defined Benefit Plan and the BEP, as discussed further above.
•Operational losses increased primarily as a result of an accrual of $3.3 million during the year ended December 31, 2021 for legal expenses associated with the preliminary settlement of the putative consumer class action litigation matters related to overdraft and non-sufficient funds fees.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Combined federal and state income tax provisions	$34,047	$13,163
Effective income tax rates	18.0%	36.7%
Blended statutory tax rate	28.1%	28.1%
Income tax expense increased by $20.9 million to $34.0 million in the year ended December 31, 2021 from $13.2 million in the year ended December 31, 2020. The increase in income tax expense was due primarily to higher pre-tax income during the year ended December 31, 2021 compared to the year ended December 31, 2020, which lessened the impact on the effective rate related to favorable permanent differences, including investment tax credits and tax exempt income. Partially offsetting this increase was a release of $11.3 million related to a valuation allowance of $12.0 million, established as of December 31, 2020 against our charitable contribution carryover deferred tax asset in connection with our 2020 charitable contribution to the Foundation. For additional information related to the Company’s income taxes see Note 12, “Income Taxes” and Note 13, “Low Income Housing Tax Credits and Other Tax Credit Investments” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Financial Position and Results of Operations of our Business Segments

	As of and for the Year Ended December 31,
	2021				2020
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(Dollars in thousands)
Net interest income	$429,827	$—	$—	$429,827	$401,251	$—	$—	$401,251
(Release of) provision for allowance for loan losses	(9,686)	—	—	(9,686)	38,800	—	—	38,800
Net interest income after provision for loan losses	439,513	—	—	439,513	362,451	—	—	362,451
Noninterest income	96,376	97,168	(389)	193,155	82,334	96,739	(700)	178,373
Noninterest expense	365,410	82,780	(4,234)	443,956	431,705	77,806	(4,588)	504,923
Income before provision for income taxes	170,479	14,388	3,845	188,712	13,080	18,933	3,888	35,901
Income tax provision	29,994	4,053	—	34,047	7,870	5,293	—	13,163
Net income	$140,485	$10,335	$3,845	$154,665	$5,210	$13,640	$3,888	$22,738
Total assets	$23,376,521	$204,768	$(69,161)	$23,512,128	$15,831,175	$200,216	$(67,201)	$15,964,190
Total liabilities	$20,125,218	$49,719	$(69,161)	$20,105,776	$12,547,838	$55,501	$(67,201)	$12,536,138
Banking Segment
•Average interest-earning assets increased $3.9 billion, or 30.7%, to $16.7 billion for the year ended December 31, 2021 from $12.8 billion for the year ended December 31, 2020, reflecting the addition of Century assets and the purchase of investment securities representing the investment of the proceeds from our October 2020 IPO. Our acquisition of Century closed on November 12, 2021 and added approximately $6.6 billion in interest-earning assets. The increase in average interest-earning assets resulted in an increase in interest income and was partially offset by a decline in market rates of interest. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-bearing liabilities increased $1.6 billion, or 22.9%, to $8.5 billion for the year ended December 31, 2021 from $6.9 billion for the year ended December 31, 2020, with average total interest-bearing deposits, our largest category of average interest-bearing liabilities, growing $1.6 billion, or 23.8%, to $8.5 billion as of December 31, 2021 compared to $6.9 billion as of December 31, 2020. The increase in average interest-bearing liabilities was more than offset by a reduction in rates paid on deposits resulting in an overall decrease in interest expense. For additional discussion, refer to the earlier “Interest and Dividends” section.
•We recorded a release of allowance for loan losses of $9.7 million for the year ended December 31, 2021, compared to a provision of $38.8 million for the year ended December 31, 2020. Given continued improved economic and credit conditions during the year ended December 31, 2021, we determined that a release of the provision was necessary. For additional discussion, refer to the earlier “Provision for Loan Losses” section.
•Gains related to interest rate swaps were $5.6 million for the year ended December 31, 2021 compared to losses of $1.4 million for the year ended December 31, 2020, representing an increase of 508.0%. This change was due primarily to a favorable mark-to-market adjustment which resulted in an increase in income of $9.8 million which was partially offset by a decrease of $2.7 million attributable to a decline in transactional volume.
•Trust and investment advisory fees increased $3.5 million from $21.1 million for the year ended December 31, 2020 to $24.6 million for the year ended December 31, 2021 primarily as a result of higher asset values associated with the principal assets in customers’ accounts. Assets under management as of December 31, 2021 were $3.4 billion compared to $2.9 billion as of December 31, 2020.
•Noninterest expense decreased during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to charitable contributions which decreased as no contributions were made during the year ended December 31, 2021 following the our $91.3 million stock contribution to the Eastern Bank Foundation made in connection with our IPO during the year ended December 31, 2020. This decrease was partially offset by costs associated with our acquisition of Century of $35.5 million. For additional discussion, refer to the earlier “Noninterest Expense” section.

Insurance Agency Segment
•Noninterest income related to our insurance agency business remained relatively consistent with a slight increase of $0.4 million, or 0.4%, to $97.2 million during the year ended December 31, 2021 from $96.7 million during the year ended December 31, 2020.
•Noninterest expense related to our insurance agency business increased $5.0 million, or 6.4%, to $82.8 million during the year ended December 31, 2021 from $77.8 million during the year ended December 31, 2020, due to increases in salaries, wages and benefits to employees in this business unit.
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
Allowance for Loan Losses. The allowance for loan losses is the amount estimated by us as necessary to absorb loan losses incurred in the loan portfolio that are probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant judgments and estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy due to the high degree of judgement involved in determining the risk characteristics of the loan portfolio, subjectivity of assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. Additionally, various regulatory agencies, as an integral part of the regulatory examination process, periodically assess the appropriateness of the allowance for loan losses and may require us to increase the provision for loan losses or recognize further loan charge-offs, in accordance with GAAP.
The allowance for loan losses is evaluated at least quarterly. While we use current information in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions or conditions relative to borrowers differ substantially from the assumptions used in making the evaluation. We use a methodology to systematically estimate the amount of credit loss incurred in the portfolio. Commercial real estate, commercial construction, commercial and industrial, and business banking loans are evaluated using a loan rating system, historical losses and other factors which form the basis for estimating incurred losses. Portfolios of more homogeneous populations of loans, including residential mortgages and consumer loans, are analyzed as groups using delinquency ratios, historical loss experience and charge-offs.
The allowance consists of specific and general components. The specific component relates to loans that are deemed to be impaired. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than the carrying value of the loan. The general component covers non-impaired, non-classified loans and is based on historical loss experience adjusted for qualitative factors. Through December 31, 2021, we followed the incurred loss methodology for determining our allowance for loan loss. We adopted the CECL standard effective January 1, 2022.
For additional information on our allowance for loan losses, refer to Note 5, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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

For additional information on our income taxes, refer to Note 12, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
For additional information on our goodwill and other intangibles, refer to Note 8, “Goodwill and Other Intangibles” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
For additional information on our investment securities, refer to Note 3, “Securities” and Note 20, “Fair Value of Assets and Liabilities” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Pension and other Post Retirement Benefit Plans. We provide pension benefits for employees using a noncontributory, defined benefit plan, through membership in the SBERA. Effective November 1, 2020, the Defined Benefit Plan was amended to convert the plan from a traditional final average earnings plan design to a cash balance plan design. Benefits earned under the final average earnings plan design were frozen at October 31, 2020. Starting November 1, 2020, future benefits are earned under the cash balance plan design. Our employees become eligible after attaining age 21 and one year of service. Under the final average earnings plan design, benefits became fully vested after three years of eligible service for individuals employed on or before October 31, 1989. For individuals employed subsequent to October 31, 1989 and who were already in the Defined Benefit Plan as of November 1, 2020, benefits became fully vested after five years of eligible service. Under the cash balance plan design, benefits become fully vested after three years of eligible service. Our annual contribution to the plan is based upon standards established by the Pension Protection Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future.
Plan assets are invested in various investment funds and held at fair value which generally represents observable market prices. Pension liability is determined based on the actuarial cost method factoring in assumptions such as salary increases, expected retirement date, mortality rate, and employee turnover. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate (which is the rate at which the projected benefit obligation could be effectively settled as of the measurement date). The discount rate which is utilized is determined using the spot rate approach whereby the individual spot rates on the Financial Times and Stock Exchange (“FTSE”) above-median yield curve are applied to each corresponding year’s projected cash flow used to measure the respective plan’s service cost and interest cost. Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets, if applicable, based on the market value of assets and amortization of actuarial gains and losses. Net period benefit cost excluding service cost is included within other noninterest expense in the consolidated statements of income. Service cost is included in salaries and employee benefits in the consolidated statements of income. The amortization of actuarial gains and losses for the Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) and Outside Directors' Retainer Continuance Plan (“ODRCP”) is determined using the 10%

corridor minimum amortization approach and is taken over the average remaining future service of the plan participants for the ODRCP, and over the average remaining future life expectancy of plan participants for the DB SERP. The amortization of actuarial gains and losses for the Defined Benefit Plan and BEP are determined without using the 10% corridor minimum amortization approach and is taken over the average remaining future service of the plan participants. The overfunded or underfunded status of the plans is recorded as an asset or liability on the consolidated balance sheets, with changes in that status recognized through other comprehensive income, net of related taxes. Funded status represents the difference between the projected benefit obligation of the plan and the market value of the plan’s assets.
For additional information on our employee benefit plans, refer to Note 16, “Employee Benefits” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
For additional information on our derivatives, refer to Note 18, “Derivative Financial Instruments” and Note 19, “Balance Sheet Offsetting” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Fair Value Measurements. “Fair value” is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value in recording acquisition transactions and for financial instruments and any related asset impairment using a variety of valuation methods. For acquisition transactions, the Company uses quotable market prices or observable data when possible in valuing acquired assets and liabilities. Where financial instruments are actively traded and have quoted market prices, quoted market prices as of the measurement date are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment we exercise in determining fair value is greatest for instruments categorized in Level 3.
For additional information on our fair value measurements, refer to Note 20, “Fair Value of Assets and Liabilities” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Recent Accounting Pronouncements
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
Effective January 1, 2022, the Company adopted ASU 2016-13.
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
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then calculate what the net interest income would be for the same period under the assumption that the U.S. Treasury yield curve increases or decreases instantaneously by +200, +300, +400 and -100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column in the table below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at December 31, 2021 and 2020 precluded the modeling of certain falling rate scenarios. We do not model negative interest rate scenarios.

The tables below set forth, as of December 31, 2021 and 2020, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in the U.S. Treasury yield curve.
Interest Rate Sensitivity

	As of December 31, 2021
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$663,207	30.2%
300	624,384	22.6%
200	586,319	15.1%
Flat	509,379	—%
(100)	479,489	(5.9)%

	As of December 31, 2020
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$571,842	50.0%
300	524,847	37.7%
200	478,307	25.5%
Flat	381,259	—%
(100)	362,186	(5.0)%
(1)Assumes an immediate uniform change in interest rates at all maturities, except in the down 100 basis points scenario, where rates are floored at zero at all maturities.
The tables above indicate that at December 31, 2021 and 2020, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced a 15.1% and 25.5% increase, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 100 basis points decrease in interest rates, we would have experienced a 5.9% and a 5.0% decrease at December 31, 2021 and 2020, respectively, in net interest income, on an FTE basis. Management may use interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates.
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The table below represents an analysis of our interest rate risk (excluding the effect of our pension plans) as measured by the estimated changes in our EVE model, resulting from an instantaneous and sustained parallel shift in the yield curve (+200, +300, +400 basis points and -100 basis points) at December 31, 2021 and 2020. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at December 31, 2021 and 2020 precluded the modeling of certain falling rate scenarios, including negative interest rates.
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.

EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	As of December 31, 2021		EVE as a Percentage of Total Assets (3)
		Estimated Increase (Decrease) in EVE from Level
		Amount	Percent
	(Dollars in thousands)
400	$4,573,359	$27,408	0.6%	21.30%
300	4,565,019	19,068	0.4%	20.80%
200	4,589,035	43,084	0.9%	20.39%
Flat	4,545,951	—	—	17.06%
(100)	4,270,433	(275,518)	(6.1)%	17.75%

Change in Interest Rate (basis points) (1)	Estimated EVE (2)	As of December 31, 2020		EVE as a Percentage of Total Assets (3)
		Estimated Increase (Decrease) in EVE from Level
		Amount ($)	Percent (%)
	(Dollars in thousands)
400	$4,385,795	$452,022	11.5%	29.09%
300	4,297,682	363,909	9.3%	28.06%
200	4,205,867	272,094	6.9%	27.00%
Flat	3,933,773	—	—	24.38%
(100)	3,663,432	(270,341)	(6.9)%	22.65%
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
Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies
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
The net proceeds from our IPO significantly increased our liquidity and capital resources at both Eastern Bankshares, Inc. and Eastern Bank. Over time, the initial level of liquidity will be reduced as net proceeds from the IPO are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations were enhanced by the net proceeds from the stock offering and resulted in increased net interest-earning assets and net interest and dividend income. As previously discussed in “Overview” within this section, on November 12, 2021, we completed our previously announced merger with Century for $641.9 million in cash. Although, the transaction reduced the net proceeds from the IPO, we continue to expect that, due to the increase in equity resulting from the net proceeds raised in our IPO, our return on equity has been and will continue to be adversely affected until we can effectively deploy the remaining proceeds of the IPO.
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
We participate in the IntraFi Network (formerly “Promontory”), which allows us to provide access to multi-million dollar FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At December 31, 2021 and 2020, we had a total of $520.5 million and $364.8 million of IntraFi Network one-way sell deposits, respectively. At December 31, 2021 and December 31, 2020, no amounts were repurchased of previously sold reciprocal deposits. The additional capacity of $520.5 million and $364.8 million at December 31, 2021 and 2020, respectively, should be considered a source of liquidity.

Although customer deposits remain our preferred source of funds, maintaining additional back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At December 31, 2021, we had $14.0 million in outstanding advances and the ability to borrow up to an additional $1.8 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At December 31, 2021, we had a $456.1 million collateralized line of credit from the Federal Reserve Bank of Boston with no outstanding balance. Additionally, at December 31, 2020 we had the ability to borrow from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”). The Federal Reserve ended the PPPLF as of July 30, 2021. Accordingly, at December 31, 2021, we no longer had additional capacity under the PPPLF. We had a total of $790.0 million of discretionary lines of credit at December 31, 2021.
Sources of Liquidity

	As of December 31,
	2021		2020
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi Network deposits	$—	$520,461	$—	$364,794
Federal Home Loan Bank (1)	14,020	1,839,540	14,624	1,581,016
Federal Reserve Bank of Boston (2)	—	456,148	—	503,512
Federal Reserve Paycheck Protection Program Liquidity Facility	—	—	—	1,026,117
Unsecured lines of credit	—	790,000	—	620,000
Total deposits	$14,020	$3,606,149	$14,624	$4,095,439
(1)As of December 31, 2021 and December 31, 2020, loans have been pledged to the FHLBB with a carrying value of $2.6 billion and $2.4 billion, respectively, to secure our total borrowing capacity.
(2)Loans with a carrying value of $0.8 billion and $0.9 billion at December 31, 2021 and 2020, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
We believe that advanced preparation, early detection, and prompt responses can avoid, minimize, or shorten potential liquidity crises. Our Board of Directors and our management’s Asset Liability Committee have put a liquidity contingency plan in place to establish methods for assessing and monitoring risk levels, as well as potential responses during unanticipated stress events. As part of our risk management framework, we perform periodic liquidity stress testing to assess our need for liquid assets as well as backup sources of liquidity.
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At December 31, 2021 and 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. For additional information regarding our regulatory capital requirements, refer to Note 15, “Minimum Regulatory Capital Requirements” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. The amounts below assume the contractual obligations and commitments will run through the end of the applicable term and, as such, do not include early termination fees or penalties where applicable.
The following table summarizes our short-term (e.g. maturity of one year or less) and long-term (e.g. maturity of greater than one year) contractual obligations, other commitments and contingencies at December 31, 2021.

	One Year or Less	After One Year	Total
	(In thousands)
Commitments to extend credit (1)	$1,083,198	$4,092,323	$5,175,521
Standby letters of credit	55,424	10,178	65,602
Operating lease obligations	15,731	38,991	54,722
FHLB advances	17	14,003	14,020
Forward commitments to sell loans	24,440	—	24,440
Total	$1,178,810	$4,155,495	$5,334,305
(1)Unused commitments that are deemed to be unconditionally cancellable are included in the less than one year category in the above table. Commitments to extend credit was comprised of $3.0 billion of commitments under commercial loans and lines of credit (including $423.2 million of unadvanced portions of construction loans), $1.9 billion of commitments under home equity loans and lines of credit, $197.2 million in overdraft coverage commitments, $38.6 million of unfunded commitments related to residential real estate loans and $59.9 million in other consumer loans and lines of credit as of December 31, 2021.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is included in Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management of Market Risk.”

ITEM 8. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastern Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastern Bankshares, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses

Description of the matter
The Company’s loan portfolio totaled $12.3 billion as of December 31, 2021. As of December 31, 2021, management established an allowance for loan losses of $97.8 million. The allowance for loan losses represents management’s estimate of incurred losses inherent in the loan portfolio at the balance sheet date. As described in Note 2 and Note 5 to the consolidated financial statements, the Company uses both a formula-based approach and an analysis of certain individual loans to develop its allowance for loan losses estimate. As part of developing the formula-based reserve, management considers both the Company’s historical loss experience and qualitative factors to determine the allowance for loan losses. The Company’s qualitative factor methodology considers factors that may impact the loss experience during the incurred loss horizon period, including internal infrastructure factors, external macroeconomic factors, internal credit quality factors and external industry data, all customized to loan pools that include loans with similar characteristics.

Auditing the allowance for loan losses was challenging due to the subjectivity involved in assessing the judgment management applied in determining the adjustments to the formula-based reserve attributable to the qualitative risk factors for the Company’s commercial real estate, commercial and industrial, and residential real estate loan portfolios. Management’s identification and measurement of the qualitative adjustments was highly judgmental and could have a significant effect on the allowance for loan losses.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the allowance for loan losses process, which included, among others, controls over management’s review of the adjustments to the formula-based reserve attributable to the qualitative risk factors identified. We also evaluated other key allowance for loan losses controls including the review and approval of calculations used to estimate the allowance for loan losses.

We assessed management’s determination of qualitative risk factors for the Company’s commercial real estate, commercial and industrial, and residential real estate loan portfolios and tested these factors by comparing conclusions reached to independently-obtained third-party data or internally available Company-specific data. We evaluated the measurement of the qualitative adjustments by performing procedures including, among others, recalculating management’s application of qualitative risk factors to the allowance for loan losses calculation in a manner consistent with the Company’s approved allowance for loan losses methodology.

Certain qualitative risk factors including management’s application of external macroeconomic factors and external industry data were more subjective in nature given an increased reliance on management judgement. For these qualitative risk factors, we evaluated the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted when considering historical loss experience utilized in the formula-based reserve. Additionally, we considered the existence of new or contrary evidence in evaluating the qualitative risk factors based on macroeconomic or external industry data.

Fair value of loans recognized as part of the acquisition of Century Bancorp

Description of the matter
In 2021, the Company completed its acquisition of Century Bancorp (Century) for total consideration of $642 million, which was accounted for as a business combination. As disclosed in Note 3 to the consolidated financial statements, the Company recognized acquired loans of $2.9 billion, net of a fair value adjustment of $13.5 million.

Auditing the Company's estimate of the fair value adjustment to acquired loans was complex due to the sensitivity of the fair values to underlying assumptions determined by management in estimating the fair values. With the assistance of an external specialist, the Company utilized a discounted cash flow model to measure the fair values of acquired loans. The most significant judgmental assumptions in measuring the fair values of the acquired loans included the estimates of future credit losses and prepayments along with the application of a market-based discount rate applied to those cash flows. These assumptions were primarily based on market data and the Company’s industry experience. These assumptions are forward looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for business combinations. Our tests included controls supporting the recognition and measurement of consideration transferred along with acquired assets and liabilities. We also tested management’s review controls over the assumptions used in the valuation models for acquired loans.

To test the estimated fair values of acquired loans, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company, significant assumptions included in the fair value estimates, and assessment of the competence and objectivity of management’s external specialist.

We assessed the significant assumptions included in the fair value estimates by performing procedures over the estimates of future credit losses and prepayments and the market-based discount rate for the acquired loans.

In our assessment, we considered economic information and historical Company-specific information. We tested, on a sample basis, both the market data and the internally-developed assumptions used by management to calculate the fair values and, on a sample basis, performed independent comparative calculations of the fair value adjustment to the acquired loans.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002
Boston, Massachusetts
February 25, 2022

EASTERN BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
	(In thousands)
ASSETS
Cash and due from banks	$144,634	$116,591
Short-term investments	1,087,158	1,937,479
Cash and cash equivalents	1,231,792	2,054,070
Available for sale securities	8,511,224	3,183,861
Loans held for sale	1,206	1,140
Loans:
Commercial and industrial	2,960,527	1,995,016
Commercial real estate	4,522,513	3,573,630
Commercial construction	222,328	305,708
Business banking	1,334,694	1,339,164
Residential real estate	1,926,810	1,370,957
Consumer home equity	1,100,153	868,270
Other consumer	214,485	277,780
Total loans	12,281,510	9,730,525
Less: allowance for loan losses	(97,787)	(113,031)
Less: unamortized premiums, net of unearned discounts and deferred fees	(26,442)	(23,536)
Net loans	12,157,281	9,593,958
Federal Home Loan Bank stock, at cost	10,904	8,805
Premises and equipment	80,984	49,398
Bank-owned life insurance	157,091	78,561
Goodwill and other intangibles, net	649,703	376,534
Deferred income taxes, net	76,535	13,229
Prepaid expenses	179,330	148,680
Other assets	456,078	455,954
Total assets	$23,512,128	$15,964,190
LIABILITIES AND EQUITY
Deposits:
Demand	$7,020,864	$4,910,794
Interest checking accounts	4,478,566	2,380,497
Savings accounts	2,077,495	1,256,736
Money market investment	5,525,005	3,348,898
Certificates of deposit	526,381	258,859
Total deposits	19,628,311	12,155,784
Borrowed funds:
Federal Home Loan Bank advances	14,020	14,624
Escrow deposits of borrowers	20,258	13,425
Total borrowed funds	34,278	28,049
Other liabilities	443,187	352,305
Total liabilities	20,105,776	12,536,138
Commitments and contingencies (see footnote 17)	—	—
Shareholders’ Equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized; 186,305,332 and 186,758,154 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,863	1,868
Additional paid in capital	1,835,241	1,854,068
Unallocated common shares held by the Employee Stock Ownership Plan	(142,709)	(147,725)
Retained earnings	1,768,653	1,665,607
Accumulated other comprehensive income, net of tax	(56,696)	54,234
Total shareholders’ equity	3,406,352	3,428,052
Total liabilities and shareholders’ equity	$23,512,128	$15,964,190
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$367,585	$372,152	$402,092
Taxable interest and dividends on available for sale securities	58,312	31,825	31,400
Non-taxable interest and dividends on available for sale securities	7,376	7,588	8,306
Interest on federal funds sold and other short-term investments	1,886	1,757	2,977
Interest and dividends on trading securities	—	6	242
Total interest and dividend income	435,159	413,328	445,017
Interest expense:
Interest on deposits	5,167	11,315	27,301
Interest on borrowings	165	762	6,452
Total interest expense	5,332	12,077	33,753
Net interest income	429,827	401,251	411,264
(Release of) provision for loan losses	(9,686)	38,800	6,300
Net interest income after (release of) provision for loan losses	439,513	362,451	404,964
Noninterest income:
Insurance commissions	94,704	94,495	90,587
Service charges on deposit accounts	24,271	21,560	27,043
Trust and investment advisory fees	24,588	21,102	19,653
Debit card processing fees	12,118	10,277	10,452
Interest rate swap income (losses)	5,634	(1,381)	4,362
Income from investments held in rabbi trusts	10,217	10,337	9,866
(Losses) gains on trading securities, net	—	(4)	1,297
Gains on sales of mortgage loans held for sale, net	3,605	7,066	795
Gains on sales of securities available for sale, net	1,166	288	2,016
Other	16,852	14,633	16,228
Total noninterest income	193,155	178,373	182,299
Noninterest expense:
Salaries and employee benefits	295,916	261,827	252,238
Office occupancy and equipment	40,465	33,796	36,458
Data processing	50,839	45,259	45,939
Professional services	24,477	18,902	15,958
Charitable contributions	—	95,272	12,905
Marketing	8,741	8,879	9,619
Operational losses	7,786	2,493	3,215
Loan expenses	6,516	6,727	4,593
FDIC insurance	4,226	3,734	1,878
Amortization of intangible assets	2,512	2,857	3,542
Other	2,478	25,177	26,339
Total noninterest expense	443,956	504,923	412,684
Income before income tax expense	188,712	35,901	174,579
Income tax expense	34,047	13,163	39,481
Net income	$154,665	$22,738	$135,098
Basic earnings per share	$0.90	$0.13	$—
Diluted earnings per share	$0.90	$0.13	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$154,665	$22,738	$135,098
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(104,258)	23,874	41,158
Net change in fair value of cash flow hedges	(22,454)	14,191	12,636
Net change in other comprehensive income for defined benefit postretirement plans	15,782	60,016	(21,880)
Total other comprehensive (loss) income	(110,930)	98,081	31,914
Total comprehensive income	$43,735	$120,819	$167,012
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2018	—	$—	$—	$1,508,902	$(75,761)	$—	$1,433,141
Net income	—	—	—	135,098	—	—	135,098
Other comprehensive income, net of tax	—	—	—	—	31,914	—	31,914
Balance at December 31, 2019	—	—	—	1,644,000	(43,847)	—	1,600,153
Cumulative effect accounting adjustment (1)	—	—	—	(1,131)	—	—	(1,131)
Net income	—	—	—	22,738	—	—	22,738
Other comprehensive income, net of tax	—	—	—	—	98,081	—	98,081
Proceeds of stock offering and issuance of common shares (net of costs of $28.9 million)	179,287,828	1,793	1,762,187	—	—	—	1,763,980
Issuance of common shares donated to the Eastern Bank Foundation	7,470,326	75	91,212	—	—	—	91,287
Purchase of common shares by the ESOP (14,940,652 shares)	—	—	—	—	—	(149,407)	(149,407)
ESOP shares committed to be released	—	—	669	—	—	1,682	2,351
Balance at December 31, 2020	186,758,154	1,868	1,854,068	1,665,607	54,234	(147,725)	3,428,052
Dividends to common shareholders	—	—	—	(51,619)	—	—	(51,619)
Repurchased common stock	(1,135,878)	(12)	(23,212)	—	—	—	(23,224)
Issuance of restricted stock awards	683,056	7	(7)	—	—	—	—
Net income	—	—	—	154,665	—	—	154,665
Other comprehensive income, net of tax	—	—	—	—	(110,930)	—	(110,930)
ESOP shares committed to be released	—	—	4,392	—	—	5,016	9,408
Balance at December 31, 2021	186,305,332	$1,863	$1,835,241	$1,768,653	$(56,696)	$(142,709)	$3,406,352
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

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Operating activities
Net income	$154,665	$22,738	$135,098
Adjustments to reconcile net income to net cash provided by operating activities
(Release of) provision for allowance for loan losses	(9,686)	38,800	6,300
Depreciation and amortization	14,479	15,827	19,482
(Accretion) amortization of deferred loan fees and premiums, net	(27,991)	(14,574)	5,130
Deferred income tax (benefit) expense	(5,313)	(20,359)	1,376
Amortization of investment security premiums and discounts, net	16,713	5,585	3,063
Right-of-use asset amortization	12,703	12,082	—
Increase in cash surrender value of bank-owned life insurance	(2,348)	(2,188)	(2,112)
Gain on life insurance benefits	(1,813)	(174)	—
Gain on sale of securities available for sale, net	(1,166)	(288)	(2,016)
Loss on bank premises and equipment, net	4,715	73	271
Loss on lease termination/modification, net	2,182	—	—
Amortization of gains from terminated interest rate swaps	(31,234)	(15,889)	—
ESOP expense	9,408	2,351	—
Issuance of common shares donated to the Eastern Bank Foundation (1)	—	91,287	—
Other	(526)	(587)	—
Change in:
Trading securities	—	961	51,938
Loans held for sale	(47)	(1,133)	(4)
Prepaid pension expense	1,130	(24,055)	(11,031)
Other assets	61,501	(89,590)	(30,952)
Other liabilities	(22,882)	48,984	19,680
Net cash provided by operating activities	174,490	69,851	196,223
Investing activities
Proceeds from sales of securities available for sale	23,798	9,097	47,985
Proceeds from maturities and principal paydowns of securities available for sale	939,575	452,392	204,065
Purchases of securities available for sale	(3,323,893)	(2,111,773)	(252,571)
Proceeds from sale of Federal Home Loan Bank stock	6,692	749	42,034
Purchases of Federal Home Loan Bank stock	(2,101)	(527)	(33,102)
Contributions to low income housing tax credit investments	(11,379)	(12,372)	(6,349)
Contributions to other equity investments	(2,519)	(4,395)	(4,545)
Distributions from other equity investments	337	201	62
Proceeds from life insurance policies	—	1,347	—
Net decrease (increase) in outstanding loans	380,807	(719,041)	(135,666)
Acquisitions, net of cash and cash equivalents acquired	(13,439)	(1,363)	—
Purchased banking premises and equipment, net	(5,728)	(5,144)	(7,187)
Proceeds from sale of premises held for sale	21,981	—	—
Proceeds from sale of other real estate owned	125	646	—
Net cash used in investing activities	(1,985,744)	(2,390,183)	(145,274)
Financing activities
Net increase in demand, savings, interest checking, and money market investment deposit accounts (2)	1,155,868	2,674,672	297,708
Net decrease in time deposits	(58,144)	(70,280)	(145,809)
Net increase (decrease) in borrowed funds	2,580	(207,346)	(98,892)
Repayment of acquired subordinated debentures (3)	(36,277)	—	—
Contingent consideration paid	(263)	(165)	(716)
Proceeds from issuance of common shares	—	1,792,878	—
Purchase of shares by the ESOP	—	(149,407)	—
Payment of deferred offering costs	—	(28,552)	(346)
Payments for repurchases of common stock	(23,224)	—	—
Dividends declared and paid to common shareholders	(51,564)	—	—
Net cash provided by financing activities	988,976	4,011,800	51,945

Net (decrease) increase in cash, cash equivalents, and restricted cash	(822,278)	1,691,468	102,894
Cash, cash equivalents, and restricted cash at beginning of period	2,054,070	362,602	259,708
Cash, cash equivalents, and restricted cash at end of period	$1,231,792	$2,054,070	$362,602
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$5,354	$13,684	$34,217
Income taxes	43,299	35,128	31,308
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$28,291	$25,816	$10,000
Maturity of acquired securities sold under agreements to repurchase (2)	274,982	—	—
Initial recognition of operating lease right-of-use assets upon adoption of ASU 2016-02	—	92,948	—
Initial recognition of operating lease liabilities upon adoption of ASU 2016-02	—	96,426	—
(1)Represents a non-cash common stock donation of 7,470,326 shares at a fair value of $91.3 million to the Eastern Bank Foundation. The donation is included in charitable contributions as a non-interest expense in the Consolidated Income Statement for the year ended December 31, 2020.
(2)Includes non-cash item representing maturity of acquired securities sold under agreements to repurchase which were converted to deposits upon maturity.
(3)The Company deposited funds into escrow prior to the Century acquisition date to pay the balance of subordinated debentures assumed in the Century acquisition which was considered to be a defeasance of the debt. Accordingly, Century recorded a payable to the Company in the amount of the escrow deposit and the Company recorded a receivable from Century in the same amount. The payable was reclassified to other assets upon acquisition and is reflected as such balance in the summary of net assets acquired included in Note 3 to the consolidated financial statements. Subsequent to the closing of the acquisition and prior to December 31, 2021, the amounts placed in escrow were disbursed to the holders of the subordinated debentures resulting in a full pay-off of the outstanding balance of the debt.
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Corporate Structure and Nature of Operations; Conversion and Reorganization; Basis of Presentation
Corporate Structure and Nature of Operations
Eastern Bankshares, Inc., a Massachusetts corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiaries, Eastern Bank (the “Bank”) and Eastern Insurance Group LLC, the Company provides a variety of banking services, trust and investment services, and insurance services, through its full-service bank branches and insurance offices, located primarily in Eastern Massachusetts, southern and coastal New Hampshire and Rhode Island. Eastern Insurance Group LLC is a wholly-owned subsidiary of the Bank.
The activities of the Company are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The activities of the Bank are subject to the regulatory supervision of the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). The Company and the activities of the Bank are also subject to various Massachusetts and New Hampshire and Rhode Island business and banking regulations.
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
Pursuant to the Plan, the Company sold 179,287,828 shares of common stock in a public offering at $10.00 per share, including 14,940,652 shares of common stock purchased by the Bank’s employee stock ownership plan (the “ESOP”), for gross offering proceeds of approximately $1,792,878,000. The Company completed the offering on October 14, 2020. Effective as of October 15, 2020, the Company donated 7,470,326 shares of common stock to the Eastern Bank Charitable Foundation (now known as the Eastern Bank Foundation, or the “Foundation”). A total of 186,758,154 shares of common stock of the Company were issued and outstanding immediately after the donation to the Foundation. The purchase of common stock by the ESOP was financed by a loan from the Company.
Pursuant to the Plan, eligible account holders have received an interest in a liquidation account maintained by the Company in an amount equal to (i) Eastern Bank Corporation’s ownership interest in the Bank’s total shareholders’ equity as of March 31, 2020, the date of the latest statement of financial position included in the latest prospectus filed with the U.S. Securities and Exchange Commission (“SEC”) for the Company's initial public offering (“IPO”), plus (ii) the value of the net assets of Eastern Bank Corporation as of March 31, 2020 (excluding its ownership of Eastern Bank). Also pursuant to the Plan, a parallel liquidation account maintained at the Bank was established to support the Company’s liquidation account in the event the Company does not have sufficient assets to fund its obligations under its liquidation account. The Company and the Bank hold the liquidation accounts for the benefit of eligible account holders who continue to maintain deposits in the Bank. The Company is not permitted to pay dividends on its capital stock if the shareholders’ equity of the Company would be reduced below the amount of the liquidation account. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. See “Regulation—Liquidation Account Effect on Dividends” included in Item 1A in this Annual Report on Form 10-K.
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and its Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) as well as the rules and interpretive releases of the SEC under the authority of federal securities laws.
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which it holds a controlling financial interest through being the primary beneficiary or through holding a majority of the voting interest. All intercompany accounts and transactions have been eliminated in consolidation.
Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and amounts due from banks, federal funds sold, and other short-term investments including restricted cash pledged, all of which have an original maturity of 90 days or less. Cash and cash equivalents includes $21.3 million and $49.2 million of restricted cash pledged as collateral at December 31, 2021 and 2020, respectively, which for purposes of the Company’s consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.
Securities
Debt securities are classified at the time of purchase as either “trading,” “available for sale” or “held to maturity.” Equity securities are measured at fair value with changes in the fair value recognized through net income. Debt securities that are bought and held principally for the purpose of resale in the near term are classified as trading securities and recorded at fair value, with subsequent changes in fair value included in net income. Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as held to maturity securities and recorded at amortized cost.
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
Loans
Loans are reported at their principal amount outstanding, net of deferred loan fees and any unearned discount or unamortized premium for acquired loans. Unearned discount and unamortized premium are accreted and amortized, respectively, to interest and dividend income on a basis that results in level rates of return over the terms of the loans. For originated loans, origination fees and related direct incremental origination costs are offset, and the resulting net amount is deferred and amortized over the life of the related loans using the effective interest method, assuming a certain level of prepayments. When loans are sold or repaid, the unamortized fees and costs are recorded to interest and dividend income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on non-accrual status. For acquired loans with no signs of credit deterioration at acquisition, interest income is also accrued based upon the daily principal amount outstanding, adjusted further by the accretion of any discount or amortization of any premium associated with the loan.

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
Other Real Estate Owned
OREO consists of properties and other assets acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. OREO is recorded in other assets in the consolidated balance sheets, on an individual asset basis at the fair value less estimated costs to sell on the date we obtain control. Any write-downs to the cost of the related asset upon transfer to OREO to reflect the asset at fair value less estimated costs to sell is recorded through the allowance for loan losses. The Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of December 31, 2021 and 2020, the Company’s OREO was immaterial.
Federal Home Loan Bank Stock
The Company, as a member of the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions, the stock has no quoted market value and is carried at cost.
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
Effective November 1, 2020, the defined benefit plan (“Defined Benefit Plan”) and the benefit equalization plan (“BEP”) were amended to convert the plans from a traditional final average earnings plan design to a cash balance plan design. Benefits earned under the final average earnings plan design were frozen at October 31, 2020. Starting November 1, 2020, future benefits are earned under the cash balance plan design.
The defined benefit plan benefits are provided through membership in the Savings Banks Employees’ Retirement Association (“SBERA”). The Defined Benefit Plan is a noncontributory, defined benefit plan. Under the final average earnings plan design, benefits became fully vested after three years of eligible service for individuals employed on or before October 31, 1989. For individuals employed subsequent to October 31, 1989 and who were already in the Defined Benefit Plan as of November 1, 2020, benefits became fully vested after five years of eligible service. Under the cash balance plan design and for employees who were not already in the Defined Benefit Plan as of November 1, 2020, benefits become fully vested after three years of eligible service. The annual contribution to the Defined Benefit Plan is based upon standards established by the Pension Protection Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future.
The Company also has an unfunded Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) that provides certain retired and currently employed officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. The DB SERP has a plan year end of December 31.
The Company’s BEP, which is an unfunded plan, provides retirement benefits to certain employees whose retirement benefits under the Defined Benefit Plan are limited per the Internal Revenue Code. The BEP has a plan year end of October 31.
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

Employee Tax Deferred Incentive Plan
The Company has an employee tax deferred incentive plan (“401(k) plan”) under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan. The amount contributed by the Company is included in salaries and employee benefits expense.
Defined Contribution Supplemental Executive Retirement Plan
The Company has a defined contribution supplemental executive retirement plan (“DC SERP”), which allows certain senior officers to earn benefits calculated as a percentage of their compensation. The participant benefits are adjusted based upon a deemed investment performance of measurement funds selected by the participant. These measurement funds are for tracking purposes and are used only to track the performance of a mutual fund, market index, savings instrument, or other designated investment or portfolio of investments. Effective December 31, 2021, the Company closed the DC SERP to new participants and froze benefit accruals for active participants.
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
Share-Based Compensation
The Company measures share-based compensation on the grant date fair value on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award; the requisite service period. The Company uses various pricing models to estimate the fair value of stock awards granted. The Company measures the fair value of the restricted stock using the closing market price of the Company’s common stock on the date of grant. The Company records compensation expense equal to the grant date fair value of the Company’s restricted stock with a corresponding increase in equity. Reductions in compensation expense associated with forfeited awards are accounted for as incurred. Upon vesting, the fair value of the award in excess of recorded expense is recognized as a component of income tax expense.
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
Bank Owned Life Insurance
The Company holds bank-owned life insurance on the lives of certain participating executives, primarily as a result of mergers and acquisitions. The amount reported as an asset on the balance sheet is the sum of the cash surrender values reported to the Company by the various insurance carriers. Certain policies are split-dollar life insurance policies whereby the Company recognizes a liability for the postretirement benefit related to the arrangement. This postretirement benefit is included in other liabilities on the balance sheet.
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
Common Share Repurchases
Shares repurchased by the Company under our share repurchase program have been classified as authorized but unissued shares. The cost of shares repurchased by the Company has been accounted for as a reduction to common stock and additional paid in capital balances. Massachusetts state law calls for repurchased shares to be classified as authorized but unissued shares. U.S. GAAP states that the accounting for share repurchases shall conform to state law where applicable.
Earnings Per Share
Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock awards and are determined using the treasury stock method.
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
Recent Accounting Pronouncements
Until December 31, 2021, the Company had qualified as an emerging growth company under the Jumpstart Our Business Act of 2012 (“JOBS Act”) and had elected to defer the adoption of new or revised accounting standards until the nonpublic company effective dates.
Relevant standards that were recently issued but not yet adopted as of December 31, 2021:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update addresses optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. For public and nonpublic entities, the guidance is effective as of March 12, 2020 through December 31, 2022 and does not apply to contract modifications made after December 31, 2022. The Company will adopt this standard on the nonpublic company effective date and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact of the transition away from LIBOR. As of December 31, 2021, there has been no material impact from reference rate discontinuation.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic in the United States to provide economic relief measures including the option to defer adoption of ASU 2016-13 to the earlier of the ending of the national emergency declaration related to the COVID-19 crisis or

December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act (the “Appropriations Act”) was enacted to fund the federal government through their fiscal year, extend certain expiring tax provisions and provide additional emergency relief to individuals and businesses related to the COVID-19 pandemic in the United States. Included within the provisions of the Appropriations Act is an extension of the adoption date for ASU 2016-13 from December 31, 2020 to the earlier of January 1, 2022 or 60 days after the date on which the COVID-19 national emergency terminates. The Company deferred adoption of this standard to January 1, 2022.
On January 1, 2022, the Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. For purchased credit-deteriorated (“PCD”) financial assets that were previously classified as purchased-credit impaired (“PCI”) and accounted for under ASC 310-30, the Company adopted ASU 2016-13 using the prospective transition approach. Accordingly, the Company did not assess whether PCI assets met the criteria of PCD assets as of the date of adoption. To address the impact of ASU 2016-13, the Company formed a committee, including the Chief Credit Officer, the Chief Financial Officer, and Chief Information Officer, to assist in identifying, implementing, and evaluating the impact of the required changes to loan loss estimation models and processes. Additionally, a third party was engaged to assist the Company in project management, documentation, model governance and related internal controls implementation. As of December 31, 2021, the Company has evaluated portfolio segmentation and is finalizing model validation, model calibration, qualitative factors, new disclosures, formal policies and procedures, and other governance and control enhancements. For regulatory capital purposes, the Company has elected to delay certain effects of the adoption of ASU 2016-13 on regulatory capital for two years, followed by a three-year transition period during which it will phase-in, over a period of three years, the day-one regulatory capital effects of adoption of ASU 2016-13 in accordance with the federal banking agencies interim final rule issued in March 2020.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update modifies how an acquiring entity measures contract assets and contract liabilities of an acquiree in a business combination in accordance with Topic 606. The amendments in this update require the acquiring entity in a business combination to account for revenue contracts as if they had originated the contract and assess how the acquiree accounted for the contract under Topic 606. ASU 2021-08 improves comparability of recognition and measurement of revenue contracts with customers both before and after a business combination. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments with early adoption permitted. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
Relevant standards that were adopted during the year ended December 31, 2021:
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20) Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). This update modifies the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. For public companies, ASU 2018-14 is effective for fiscal years ending after December 15, 2020. For nonpublic companies, ASU 2018-14 is effective for fiscal years ending after December 15, 2021. The adoption of this standard on December 31, 2021 did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-use software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). This update addresses accounting for fees paid by a customer for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). The new guidance aligns treatment for capitalization of implementation costs with guidance on internal-use software. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2020, and for all interim periods beginning after December 15, 2021. The adoption of this standard on January 1, 2021 did not have a material impact on the Company's consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) which expands the scope of guidance in ASC 848 so that companies can apply the optional expedients to derivative instruments affected by the clearing house changes. ASU 2021-01 also clarifies and updates several items in ASU 2020-04 as part of the FASB’s monitoring of global reference rate reform activities. ASU 2021-01 permits entities to elect certain optional expedients and exceptions to modifications of interest rate indexes used for computing when accounting derivative contracts and certain hedging relationships impacted by changes in interest rates used for discounting, margining, or contract price alignment. ASU 2021-01 clarifies other aspects of the guidance in ASC 848 and provides new guidance on how to address the effects of the cash compensation adjustment that is provided as part of the above change on certain aspects of hedge accounting. The guidance was effective upon issuance and allows for retrospective or prospective application with certain conditions. The Company did not elect retrospective application. Changes made in connection with the adoption of this update did not have a material impact on the Company’s consolidated financial statements.
3. Mergers and Acquisitions
Century Bancorp, Inc. Acquisition
On November 12, 2021, the Company completed its acquisition of Century Bancorp, Inc. (“Century”). Under the terms of the Merger Agreement, each holder of Century Class A and B common stock received a cash payment of $115.28 per share. The total consideration paid in the acquisition of Century was $641.9 million in cash. In connection with the acquisition, Century Bank and Trust Company, a wholly owned subsidiary of Century, was merged with and into the Bank. The acquisition added $7.1 billion to total assets, including goodwill and intangible assets, $2.9 billion to total loans, which included PCI loans totaling $67.3 million, and $6.1 billion to total deposits, and added 29 full-service banking offices in Massachusetts, as of the date of closing.
The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $259.0 million and was recorded as goodwill. The results of Century’s operations were included in the Company’s consolidated financial statements subsequent to the acquisition date.
The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. As the Company finalizes its analysis of these assets and liabilities, there may be adjustments to the recorded carrying values.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition from Century:

Net Assets Acquired at Fair Value
(In thousands)
Assets
Cash and due from banks	$56,831
Short-term investments	575,953
Investment securities	3,117,022
Loans	2,906,491
FHLB stock	6,690
Premises and equipment	64,521
Bank owned life insurance	95,478
Goodwill	259,024
Core deposit intangible	11,633
Other assets	18,915
Total assets acquired	7,112,558
Liabilities
Deposits	6,099,821
Securities sold under agreements to repurchase	274,982
Escrow deposits of borrowers	3,649
Other liabilities	92,237
Total liabilities assumed	6,470,689
Purchase price	$641,869
Fair Value Measurement of Assets Assumed and Liabilities Assumed

The methods used to determine the fair value of the assets acquired and liabilities assumed in the Century acquisition were as follows:
Investment Securities
The estimated fair values of the available for sale debt securities and held-to-maturity debt securities, primarily comprised of U.S. Government agency mortgage-backed securities, U.S. government agencies, Small Business Administration (“SBA”) pooled securities, and municipal bonds carried on Century’s balance sheet, was confirmed using open market pricing provided by multiple independent securities brokers. Based upon management’s determination, a fair value adjustment of $(37.3) million, reflecting a net discount, was recorded on acquired securities and reflects the net unrealized loss position of such securities at the date of acquisition. Securities acquired that were classified on Century’s balance sheet as held-to-maturity were reclassified as available for sale upon acquisition, reflecting management’s intent with respect to such securities.
Loans
Loans acquired in the Century acquisition were recorded at fair value, and there was no carryover of the allowance for loan losses. The fair value of the loans acquired from Century was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Management retained a third-party valuation specialist to assist with the determination of future credit losses, prepayments and a market-based discount rate, the results of which were reviewed by management. A fair value adjustment of $13.3 million, reflecting a net discount, was recorded on the loans acquired in this transaction and was due primarily to anticipated credit loss, as well as considerations for liquidity and market interest rates.
A portion of the acquired loans exhibited evidence of more-than-insignificant deterioration in credit quality since origination and thus were reviewed to determine if any loans would be deemed PCI. The following is a summary of the PCI loans identified as a result of the review performed as of the date acquired:

As of November 12, 2021
(In thousands)
Contractually required principal and interest at acquisition (1)	$82,900
Contractual cash flows not expected to be collected	6,746
Expected cash flows at acquisition	76,154
Interest component of expected cash flows	8,896
Basis in PCI loans at acquisition - estimated fair value	$67,258
(1)Contractually required principal and interest at acquisition includes interest not expected to be collected due to estimated prepayments.
Premises and Equipment
The Company acquired 29 branches from Century as of the date of closing, 13 of which were owned premises. The fair value of properties acquired was derived by valuations prepared by an independent third party utilizing a combination of the cost approach and the sales comparison approach to value the property as improved.
Included in the acquired premises and equipment of $64.5 million was real estate previously owned by Century and located at 400 Mystic Avenue, Medford, Massachusetts (the “400 Mystic Parcel”). On September 30, 2021, the Company executed a definitive Purchase and Sale Agreement that provided for Eastern Bank to sell the 400 Mystic Parcel, where Century maintained its executive offices. The purchase price for the 400 Mystic Parcel was $20.5 million in cash payable at the closing of the sale which occurred in the mid-fourth quarter of 2021 after the Company completed the acquisition. The fair value of the property was initially recorded at an amount equal to the agreed upon purchase price. Accordingly, no gain or loss was recognized as a result of the sale.
Leases
As part of the Century acquisition the Company added 20 lease obligations. The Company recorded a $13.9 million right-of-use asset and lease liability for these lease obligations.
Core Deposit Intangible
The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through FHLBB borrowing rates and national brokered CD offering rates. The projected cash flows were developed using projected deposit attrition rates. Management retained a third-party valuation specialist to assist with the determination of projected cash flows, the results of which were reviewed by management. The core deposit intangible totaled $11.6 million and is being amortized on a straight-line basis over its estimated useful life of approximately 10 years.
Goodwill
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.
Bank Owned Life Insurance (“BOLI”)
Century’s BOLI cash surrender value was $95.5 million with no fair value adjustment.
Time Deposits
The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit discount of approximately $1.8 million is being amortized into income on a level yield amortization method over the contractual life of the deposits.
Securities Sold Under Agreements to Repurchase
Acquired securities sold under agreements to repurchase were $275.0 million with no fair value adjustment as the fair value approximates carrying value. Such agreements reached their maturity prior to December 31, 2021. Accordingly, the Company had no obligations related to securities sold under agreements to repurchase as of December 31, 2021. Securities sold under agreements to repurchase were customer-related and were converted to deposits upon maturity.
Escrow Deposits of Borrowers
Century’s escrow deposits of borrowers was $3.6 million with no fair value adjustment.
Merger-Related Expenses
The Company recorded merger and acquisition expenses of $35.5 million during the year ended December 31, 2021 related to the Century acquisition. These merger and acquisition expenses were included in the following line items of the consolidated statements of income:

For the Year Ended December 31, 2021
(In thousands)
Salaries and employee benefits	$15,947
Office occupancy and equipment	7,198
Data processing	1,286
Professional services	9,223
Other	1,802
$35,456
The following table presents certain unaudited pro forma information for the years ended December 31, 2021 and 2020. This unaudited estimated pro forma financial information was calculated as if Century had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of Century with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for loan losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma Financial Information for the Years Ended December 31,
	2021	2020
	(In thousands)
Net interest income	$522,621	$502,853
Net income	174,603	61,858
Financial results of Century from the date of acquisition through December 31, 2021 are not presented as management considers the determination of such amounts to be impracticable.
Insurance Agency Acquisitions
During the year ended December 31, 2021, the Company completed acquisitions of two insurance agencies for aggregate total consideration of $4.4 million in cash which is comprised of cash consideration paid for each insurance agency of $3.9 million and $0.5 million, respectively. Both acquisitions were considered to be business combinations and were accounted for using the acquisition method.
The following table summarizes the estimate fair value of the assets acquired and liabilities assumed for the business combinations described above:

Balance
(In thousands)
Assets acquired:
Customer list intangible	$1,860
Non-compete intangible	170
Other	133
Total assets acquired	2,163
Consideration:
Total cash paid	(4,354)
Contingent consideration	(449)
Other liabilities assumed	(355)
Total fair value of consideration	(5,158)
Goodwill	$2,995
In connection with these acquisitions, the Company recorded a contingent consideration liability related to attainment of revenue targets over a period of time after the acquisition date. The amount of contingent consideration recorded was based upon management’s best estimate of possible outcomes as of the date of acquisition. The Company recorded a contingent consideration liability of $0.4 million, and per the purchase agreement, the payouts ranged from $0 to $0.5 million. During the year ended December 31, 2020 the Company did not have any material charges to expense or payments to adjust the acquisition-related contingent consideration liability recorded.
For tax purposes, the acquisitions were considered asset acquisitions and as such, the amortization of goodwill and intangible assets is deductible for tax purposes. Acquisition-related legal and professional fee costs of less than $0.1 million were charged to expense during the year ended December 31, 2021, and was included in the professional services line item of the consolidated statements of income. These acquisitions were not considered significant to the Company’s Consolidated Financial Statements and, therefore, pro forma data and certain other disclosures have been excluded.
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
In connection with this acquisition, the Company recorded a contingent consideration liability related to attainment of revenue targets over a period of time after the acquisition date. The amount of contingent consideration recorded was based upon management’s best estimate of possible outcomes as of the date of acquisition. The Company recorded a contingent consideration liability of $0.3 million, and per the purchase agreement, the payouts ranged from $0 to $0.3 million. During the year ended December 31, 2020 the Company did not have any material charges to expense or payments to adjust the acquisition-related contingent consideration liability recorded.
For tax purposes, the acquisition was considered an asset acquisitions and as such, the amortization of goodwill and intangible assets is deductible for tax purposes. Acquisition-related legal and professional fee costs of $0.1 million was charged to expense during the year ended December 31, 2020, and were included in the professional services line item of the consolidated statements of income. This acquisition was not considered significant to the Company’s Consolidated Financial Statements and, therefore, pro forma data and certain other disclosures have been excluded.
4. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, and fair value of available for sale securities as of the dates indicated were as follows:

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$5,577,292	$17,918	$(70,502)	$5,524,708
Government-sponsored commercial mortgage-backed securities	1,420,748	760	(12,640)	1,408,868
U.S. Agency bonds	1,202,377	1,067	(28,430)	1,175,014
U.S. Treasury securities	89,434	5	(834)	88,605
State and municipal bonds and obligations	263,910	16,460	(41)	280,329
Small Business Administration pooled securities	31,821	282	—	32,103
Other debt securities	1,597	—	—	1,597
	$8,587,179	$36,492	$(112,447)	$8,511,224

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,106,658	$42,142	$—	$2,148,800
Government-sponsored commercial mortgage-backed securities	17,054	27	—	17,081
U.S. Agency bonds	670,468	113	(3,872)	666,709
U.S. Treasury securities	70,106	263	—	70,369
State and municipal bonds and obligations	260,898	20,004	—	280,902
	$3,125,184	$62,549	$(3,872)	$3,183,861
The amortized cost and estimated fair value of available for sale securities by contractual maturities as of December 31, 2021 and 2020 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of available for sale securities as of the dates indicated were as follows:

	As of December 31, 2021
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$24,935	$25,962	$899,169	$892,029	$4,653,188	$4,606,717	$5,577,292	$5,524,708
Government-sponsored commercial mortgage-backed securities	—	—	139,095	137,755	387,177	378,414	894,476	892,699	1,420,748	1,408,868
U.S. Agency bonds	5,508	5,515	531,821	520,935	665,048	648,564	—	—	1,202,377	1,175,014
U.S. Treasury securities	40,010	40,001	49,424	48,604	—	—	—	—	89,434	88,605
State and municipal bonds and obligations	6,137	6,116	33,692	34,704	72,226	75,416	151,855	164,093	263,910	280,329
Small Business Administration pooled securities	—	—	4,062	4,092	—	—	27,759	28,011	31,821	32,103
Other debt securities	300	300	1,297	1,297	—	—	—	—	1,597	1,597
Total	$51,955	$51,932	$784,326	$773,349	$2,023,620	$1,994,423	$5,727,278	$5,691,520	$8,587,179	$8,511,224

	As of December 31, 2020
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$46,293	$48,925	$96,338	$100,278	$1,964,027	$1,999,597	$2,106,658	$2,148,800
Government-sponsored commercial mortgage-backed securities	—	—	—	—	17,054	17,081	—	—	17,054	17,081
U.S. Agency bonds	—	—	99,772	99,834	570,696	566,875	—	—	670,468	666,709
U.S. Treasury securities	50,023	50,251	20,083	20,118	—	—	—	—	70,106	70,369
State and municipal bonds and obligations	406	408	20,511	21,431	74,980	79,635	165,001	179,428	260,898	280,902
Total	$50,429	$50,659	$186,659	$190,308	$759,068	$763,869	$2,129,028	$2,179,025	$3,125,184	$3,183,861
Mortgage-backed securities include investments in securities that are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Mortgage-backed securities are purchased to achieve positive interest rate spread with minimal administrative expense, and to lower the Company’s credit risk. Mortgage-backed securities and callable securities are shown at their contractual maturity dates. However, both are expected to have shorter average lives due to expected prepayments and callable features, respectively. Included in the available for sale securities as of December 31, 2021 and 2020 were $1.1 billion, and $0.7 billion, respectively, of callable securities at fair value.
As of December 31, 2021 and 2020, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Gross realized gains from sales of available for sale securities were $1.2 million, $0.3 million and $2.1 million during the years ended December 31, 2021, 2020, and 2019, respectively. The Company had no significant gross realized losses from sales of securities available for sale during the years ended December 31, 2021, 2020, and 2019. No other-than-temporary impairment (“OTTI”) was recorded during the years ended December 31, 2021, 2020, and 2019.
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

Information pertaining to available for sale securities with gross unrealized losses as of December 31, 2021 and 2020, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2021
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	264	$70,502	$4,615,457	$—	$—	$70,502	$4,615,457
Government-sponsored commercial mortgage-backed securities	165	12,218	1,102,444	422	15,682	12,640	1,118,126
U.S. Agency bonds	27	2,169	191,222	26,261	794,353	28,430	985,575
U.S. Treasury securities	3	834	78,588	—	—	834	78,588
State and municipal bonds and obligations	11	41	5,436	—	—	41	5,436
	470	$85,764	$5,993,147	$26,683	$810,035	$112,447	$6,803,182

	December 31, 2020
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Agency bonds	6	$3,872	$416,824	$—	$—	$3,872	$416,824
	6	$3,872	$416,824	$—	$—	$3,872	$416,824
As of December 31, 2021, the Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company does not consider these investments with gross unrealized losses to be OTTI. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, and volatility of earnings.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the tables above by category are as follows as of December 31, 2021 and 2020:
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
•State and municipal bonds and obligations – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality.
5. Loans and Allowance for Loan Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	As of December 31,
	2021	2020
	(In thousands)
Commercial and industrial	$2,960,527	$1,995,016
Commercial real estate	4,522,513	3,573,630
Commercial construction	222,328	305,708
Business banking	1,334,694	1,339,164
Residential real estate	1,926,810	1,370,957
Consumer home equity	1,100,153	868,270
Other consumer (1)	214,485	277,780
Gross loans before unamortized premiums, unearned discounts and deferred fees	12,281,510	9,730,525
Allowance for loan losses	(97,787)	(113,031)
Unamortized premiums, net of unearned discounts and deferred fees	(26,442)	(23,536)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees	$12,157,281	$9,593,958
(1)Home improvement loans and automobile loans are included in the other consumer portfolio above and amounted to $104.4 million and $53.3 million at December 31, 2021, respectively, and $81.8 million and $126.7 million at December 31, 2020, respectively.
There are no other loan categories that exceed 10% of total loans not already reflected in the preceding table.
The Company’s lending activities are conducted principally in the New England area with the exception of its Shared National Credit Program (“SNC Program”) portfolio. The Company participates in the SNC Program in an effort to improve its industry and geographical diversification. The SNC Program portfolio is included in the Company’s commercial and industrial portfolio. The SNC Program portfolio is defined as loan syndications with exposure over $100 million and with three or more lenders participating.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the FHLBB were $2.6 billion and $2.4 billion at December 31, 2021 and 2020, respectively. The balance of funds borrowed from the FHLBB were $14.0 million and $14.6 million at December 31, 2021 and 2020, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $784.0 million and $884.1 million at December 31, 2021 and 2020, respectively. There were no funds borrowed from the FRB outstanding at December 31, 2021 and 2020.

Serviced Loans
At December 31, 2021 and 2020, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $95.8 million and $13.5 million, respectively. The increase in serviced loans at December 31, 2021 compared to December 31, 2020 is primarily attributable to our acquisition of Century. Accordingly, we acquired mortgage servicing rights (“MSRs”) which amounted to $0.6 million at December 31, 2021. MSRs are included in other assets on the consolidated balance sheets.
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
The following tables summarize changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	For the Year Ended December 31, 2021
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,617	$54,569	$4,553	$13,152	$6,435	$3,744	$3,467	$494	$113,031
Charge-offs	(1,558)	(247)	—	(5,091)	(35)	(24)	(2,047)	—	(9,002)
Recoveries	935	4	—	1,524	122	185	674	—	3,444
(Release of) provision	(7,976)	(1,953)	(1,968)	1,398	34	(183)	1,214	(252)	(9,686)
Ending balance	$18,018	$52,373	$2,585	$10,983	$6,556	$3,722	$3,308	$242	$97,787
Ending balance: individually evaluated for impairment	$1,540	$—	$—	$450	$1,549	$270	$161	$—	$3,970
Ending balance: acquired with deteriorated credit quality	$5	$298	$—	$—	$243	$—	$—	$—	$546
Ending balance: collectively evaluated for impairment	$16,473	$52,075	$2,585	$10,533	$4,764	$3,452	$3,147	$242	$93,271
Loans ending balance:
Individually evaluated for impairment	$16,145	$3,520	$—	$12,060	$22,378	$3,922	$179	$—	$58,204
Acquired with deteriorated credit quality	19,028	47,553	—	—	3,058	—	—	—	69,639
Collectively evaluated for impairment	2,925,354	4,471,440	222,328	1,322,634	1,901,374	1,096,231	214,306	—	12,153,667
Total loans by group	$2,960,527	$4,522,513	$222,328	$1,334,694	$1,926,810	$1,100,153	$214,485	$—	$12,281,510

	For the Year Ended December 31, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,919	$34,730	$3,424	$8,260	$6,380	$4,027	$4,173	$384	$82,297
Charge-offs	(1,770)	(24)	—	(5,147)	—	(574)	(2,338)	—	(9,853)
Recoveries	778	230	—	292	125	153	209	—	1,787
Provision (release of)	6,690	19,633	1,129	9,747	(70)	138	1,423	110	38,800
Ending balance	$26,617	$54,569	$4,553	$13,152	$6,435	$3,744	$3,467	$494	$113,031
Ending balance: individually evaluated for impairment	$4,555	$210	$—	$1,435	$1,565	$289	$—	$—	$8,054
Ending balance: acquired with deteriorated credit quality	$1,283	$822	$—	$—	$327	$—	$—	$—	$2,432
Ending balance: collectively evaluated for impairment	$20,779	$53,537	$4,553	$11,717	$4,543	$3,455	$3,467	$494	$102,545
Loans ending balance:
Individually evaluated for impairment	$17,343	$4,435	$—	$21,901	$27,056	$4,845	$29	$—	$75,609
Acquired with deteriorated credit quality	3,432	2,749	—	—	3,116	—	—	—	9,297
Collectively evaluated for impairment	1,974,241	3,566,446	305,708	1,317,263	1,340,785	863,425	277,751	—	9,645,619
Total loans by group	$1,995,016	$3,573,630	$305,708	$1,339,164	$1,370,957	$868,270	$277,780	$—	$9,730,525

	For the Year Ended December 31, 2019
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$19,321	$32,400	$4,606	$8,167	$7,059	$4,113	$4,600	$389	$80,655
Charge-offs	(1,123)	—	—	(5,974)	(66)	(205)	(2,131)	—	(9,499)
Recoveries	3,748	12	—	604	105	52	320	—	4,841
Provision (release of)	(1,027)	2,318	(1,182)	5,463	(718)	67	1,384	(5)	6,300
Ending balance	$20,919	$34,730	$3,424	$8,260	$6,380	$4,027	$4,173	$384	$82,297
Ending balance: individually evaluated for impairment	$2,337	$40	$—	$571	$1,399	$322	$—	$—	$4,669
Ending balance: acquired with deteriorated credit quality	$936	$—	$—	$—	$256	$—	$—	$—	$1,192
Ending balance: collectively evaluated for impairment	$17,646	$34,690	$3,424	$7,689	$4,725	$3,705	$4,173	$384	$76,436
Loans ending balance:
Individually evaluated for impairment	$32,370	$7,641	$—	$11,658	$29,532	$6,555	$—	$—	$87,756
Acquired with deteriorated credit quality	3,571	6,459	—	—	3,421	—	—	—	13,451
Collectively evaluated for impairment	1,606,243	3,521,341	273,774	759,840	1,395,677	926,533	402,431	—	8,885,839
Total loans by group	$1,642,184	$3,535,441	$273,774	$771,498	$1,428,630	$933,088	$402,431	$—	$8,987,046

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
The following tables detail the internal risk-rating categories for the Company’s commercial and industrial, commercial real estate, commercial construction and business banking portfolios:

	As of December 31, 2021
Category	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	$171,537	$4,378	$—	$696,629	$872,544
Pass	2,656,873	4,199,803	213,744	569,956	7,640,376
Special mention	70,141	104,517	1,889	50,085	226,632
Substandard	50,339	213,815	6,695	17,814	288,663
Doubtful	11,637	—	—	210	11,847
Loss	—	—	—	—	—
Total	$2,960,527	$4,522,513	$222,328	$1,334,694	$9,040,062

	As of December 31, 2020
Category	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Total
	(In thousands)
Unrated	$655,346	$6,585	$—	$918,921	$1,580,852
Pass	1,199,522	3,256,697	280,792	336,657	5,073,668
Special mention	78,117	134,562	10,330	57,092	280,101
Substandard	47,525	173,308	14,586	24,788	260,207
Doubtful	14,506	2,478	—	1,706	18,690
Loss	—	—	—	—	—
Total	$1,995,016	$3,573,630	$305,708	$1,339,164	$7,213,518
Paycheck Protection Program (“PPP”) loans are included within the unrated category of the commercial and industrial and business banking portfolios in the table above. Commercial and industrial PPP and business banking PPP loans amounted to $112.8 million and $218.6 million, respectively, at December 31, 2021 and $568.8 million and $457.4 million, respectively, at December 31, 2020. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.
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
The following is a summary pertaining to the breakdown of the Company’s non-accrual loans:

	As of December 31,
	2021	2020
	(In thousands)
Commercial and industrial	$12,400	$11,714
Commercial real estate	—	915
Commercial construction	—	—
Business banking	8,230	17,430
Residential real estate	6,681	6,815
Consumer home equity	4,732	3,602
Other consumer	950	529
Total non-accrual loans	$32,993	$41,005
The following tables show the age analysis of past due loans as of the dates indicated:

	As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
	(In thousands)
Commercial and industrial	$45	$31	$1,672	$1,748	$2,958,779	$2,960,527	$—
Commercial real estate	25,931	—	1,196	27,127	4,495,386	4,522,513	1,196
Commercial construction	—	—	—	—	222,328	222,328	—
Business banking	5,043	1,793	4,640	11,476	1,323,218	1,334,694	—
Residential real estate	17,523	3,511	5,543	26,577	1,900,233	1,926,810	769
Consumer home equity	3,774	1,510	4,571	9,855	1,090,298	1,100,153	25
Other consumer	1,194	548	889	2,631	211,854	214,485	—
Total	$53,510	$7,393	$18,511	$79,414	$12,202,096	$12,281,510	$1,990

	As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing
	(In thousands)
Commercial and industrial	$4	$268	$1,924	$2,196	$1,992,820	$1,995,016	$848
Commercial real estate	—	556	1,545	2,101	3,571,529	3,573,630	1,111
Commercial construction	—	—	—	—	305,708	305,708	—
Business banking	5,279	3,311	10,196	18,786	1,320,378	1,339,164	—
Residential real estate	9,184	2,517	4,904	16,605	1,354,352	1,370,957	279
Consumer home equity	1,806	364	3,035	5,205	863,065	868,270	9
Other consumer	1,978	234	517	2,729	275,051	277,780	—
Total	$18,251	$7,250	$22,121	$47,622	$9,682,903	$9,730,525	$2,247
In the normal course of business, the Company may become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as non-performing loans (which consist of non-accrual loans and loans that are more than 90 days past due but still accruing interest). Based upon the Company’s past experiences, some of these loans with potential weaknesses will ultimately be restructured or placed in non-accrual status. As of both December 31, 2021 and December 31, 2020, we are unable to reasonably estimate the amount of these loans that will be restructured or placed on non-accrual status.
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
In response to the novel coronavirus (“COVID-19”) pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the COVID-19 pandemic. Modifications granted to customers allowed for full payment deferrals (principal and interest) or deferral of only principal payments. The balance of loans which underwent a modification and had not yet resumed payment as of December 31, 2021 and December 31, 2020 was $106.7 million and $332.7 million, respectively. The Company defines a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due. These modifications with active deferrals met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed TDRs. Additionally, loans that are performing in accordance with the contractual terms of the modification are not reflected as being past due and therefore are not impacting non-accrual or delinquency totals as of December 31, 2021 and December 31, 2020. The Company continued to accrue interest on these COVID-19 modified loans and evaluated the deferred interest for collectability as of December 31, 2021 and December 31, 2020.
The Consolidated Appropriations Act, which was enacted on December 27, 2020, extended certain provisions related to the COVID-19 pandemic in the United States (which were due to expire) and provided additional emergency relief to individuals and businesses. Included within the provisions of the Consolidated Appropriations Act is the extension to January 1, 2022 of Section 4013 of the CARES Act, which provides relief from a requirement to evaluate loans that had received a COVID-19 modification to determine if the loans required TDR treatment, provided certain criteria were met. As such, the Company applied the TDR relief granted pursuant to such section to any qualifying loan modifications executed during the allowable time period.
The Company’s policy is to have any TDR loan which is on non-accrual status prior to being modified remain on non-accrual status for approximately six months subsequent to being modified before management considers its return to accrual status. If the TDR loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.
The following table shows the TDR loans on accrual and non-accrual status as of the dates indicated:

	As of December 31, 2021
	TDRs on Accrual Status		TDRs on Non-accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$3,745	6	$9,983	7	$13,728
Commercial real estate	1	3,520	—	—	1	3,520
Business banking	5	3,830	3	383	8	4,213
Residential real estate	121	19,119	27	3,015	148	22,134
Consumer home equity	67	3,104	16	818	83	3,922
Other consumer	2	18	—	—	2	18
Total	197	$33,336	52	$14,199	249	$47,535

	As of December 31, 2020
	TDRs on Accrual Status		TDRs on Non-accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$5,628	7	$6,819	8	$12,447
Commercial real estate	1	3,521	1	480	2	4,001
Business banking	6	4,471	6	722	12	5,193
Residential real estate	146	23,416	27	3,273	173	26,689
Consumer home equity	91	4,030	12	815	103	4,845
Other consumer	3	29	—	—	3	29
Total	248	$41,095	53	$12,109	301	$53,204
The amount of specific reserve associated with the TDRs was $3.4 million and $3.5 million at December 31, 2021 and 2020, respectively. There were no additional commitments to lend to borrowers who have been party to a TDR as of December 31, 2021 and 2020.
The following tables show the modifications which occurred during the periods and the change in the recorded investment subsequent to the modifications occurring:

	For the Year Ended December 31,
	2021			2020			2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Commercial and industrial	—	$—	$—	1	$140	$140	16	$18,912	$19,212
Commercial real estate	—	—	—	1	506	506	2	3,277	3,277
Business banking	—	—	—	6	1,642	1,642	2	3,184	3,184
Residential real estate	2	498	498	6	920	920	11	2,659	2,696
Consumer home equity	3	300	300	22	969	973	9	2,053	2,392
Other consumer	—	—	—	4	58	58	—	—	—
Total	5	$798	$798	40	$4,235	$4,239	40	$30,085	$30,761

(1)The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.
At December 31, 2021 and 2020, the outstanding recorded investment of loans that were new TDR loans during the period was $0.8 million and $3.9 million, respectively.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Adjusted interest rate and extended maturity	$—	$—	$1,513
Adjusted interest rate and principal deferred	—	—	39
Adjusted interest rate	—	—	3,352
Interest only/principal deferred	—	1,305	2,769
Extended maturity	200	35	—
Extended maturity and interest only/principal deferred	—	427	47
Additional underwriting- increased exposure	—	—	10,822
Principal and interest deferred	—	422	—
Court-ordered concession	396	1,995	355
Subordination	—	—	11,032
Other	202	55	832
Total	$798	$4,239	$30,761
The following table shows the number of loans and the recorded investment amount of those loans, as of the respective date, that have been modified during the prior 12 months which have subsequently defaulted during the periods indicated. There were no TDRs that were modified during the prior 12 months which had subsequently defaulted during the year ended December 31, 2021. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual:

	For the Year Ended December 31,
	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted (1):
Commercial and industrial	—	$—	10	$18,808
Commercial real estate	—	—	2	3,125
Residential real estate	—	—	—	—
Consumer home equity	1	40	—	—
Total	1	$40	12	$21,933
(1)This table does not reflect any TDRs which were fully charged off, paid off, or otherwise settled during the period.
During the years ended December 31, 2021 and 2019, no amounts were charged-off on TDRs modified in the prior 12 months. During the year ended December 31, 2020, there were $0.2 million in charge-offs on TDRs modified in the prior 12 months.
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
The following table summarizes the Company’s impaired loans by loan portfolio as of the dates indicated:

	As of December 31,
	2021			2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$12,309	$13,212	$—	$9,182	$11,212	$—
Commercial real estate	3,520	3,520	—	3,955	3,974	—
Business banking	4,199	5,069	—	5,250	7,659	—
Residential real estate	11,217	12,587	—	14,730	17,010	—
Consumer home equity	1,924	1,924	—	2,571	2,571	—
Other consumer	18	18	—	29	29	—
Sub-total	33,187	36,330	—	35,717	42,455	—
With an allowance recorded:
Commercial and industrial	3,836	4,226	1,540	8,161	8,432	4,555
Commercial real estate	—	—	—	480	497	210
Business banking	7,861	11,240	450	16,651	21,146	1,435
Residential real estate	11,161	11,161	1,549	12,326	12,326	1,565
Consumer home equity	1,998	1,998	270	2,274	2,274	289
Other consumer	161	161	161	—	—	—
Sub-total	25,017	28,786	3,970	39,892	44,675	8,054
Total	$58,204	$65,116	$3,970	$75,609	$87,130	$8,054

The following tables display information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	For the Year Ended December 31,
	2021		2020		2019
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In thousands)
With no allowance recorded:
Commercial and industrial	$11,813	$161	$12,941	$206	$17,695	$615
Commercial real estate	3,916	178	5,124	179	9,987	179
Business banking	4,352	99	3,008	92	2,072	70
Residential real estate	12,506	456	14,654	589	15,501	671
Consumer home equity	2,027	62	3,299	87	2,869	124
Other consumer	23	—	36	1	—	—
Sub-total	34,637	956	39,062	1,154	48,124	1,659
With an allowance recorded:
Commercial and industrial	7,229	—	7,947	—	6,141	—
Commercial real estate	926	—	644	—	391	—
Business banking	13,027	57	13,663	62	7,730	86
Residential real estate	12,322	474	12,194	521	12,215	528
Consumer home equity	2,106	65	2,334	77	2,261	99
Other consumer	63	—	—	—	—	—
Sub-total	35,673	596	36,782	660	28,738	713
Total	$70,310	$1,552	$75,844	$1,814	$76,862	$2,372
Purchased Credit Impaired Loans
The following table displays the outstanding and carrying amounts of PCI loans as of the dates indicated:

	As of December 31,
	2021	2020
	(In thousands)
Outstanding balance	$78,074	$9,982
Carrying amount	69,639	9,297
The excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of period	$2,495	$3,923	$6,161
Acquisition	8,896	—	—
Accretion	(1,194)	(1,374)	(2,132)
Other change in expected cash flows	(1,475)	(185)	(898)
Reclassification from non-accretable difference for loans with improved cash flows	1,649	131	792
Balance at end of period	$10,371	$2,495	$3,923
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
The following table summarizes the Company’s loan participations:

	As of and for the Year Ended December 31,
	2021				2020
	Balance	Non-performing Loan Rate (%)	Impaired (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Impaired (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$732,425	1.36%	1.36%	$—	$598,873	1.11%	1.11%	$—
Commercial real estate	362,898	0.00%	0.00%	—	306,202	0.00%	0.00%	—
Commercial construction	37,081	0.00%	0.00%	—	119,600	0.00%	0.00%	—
Business banking	98	0.00%	0.00%	—	34	0.00%	0.00%	15
Total loan participations	$1,132,502	0.88%	0.88%	$—	$1,024,709	0.65%	0.65%	15
6. Premises and Equipment
The following table summarizes the Company’s premises and equipment:

	As of December 31,		Estimated
	2021	2020	Useful Life
	(In thousands)		(In years)
Premises and equipment used in operations:
Land	$12,814	$7,410	N/A
Buildings	71,415	58,112	5-30
Equipment	48,035	55,919	3-5
Leasehold improvements	42,156	34,561	5-25
Total cost	174,420	156,002
Accumulated depreciation	(108,564)	(107,334)
Premises and equipment used in operations, net	65,856	48,668
Premises and equipment held for sale	15,128	730
Net premises and equipment (1)	$80,984	$49,398
(1)In connection with the Company’s acquisition of Century, the Company acquired $64.5 million in premises and equipment.
The Company recorded depreciation expense related to premises and equipment of $12.0 million, $13.0 million, and $15.9 million during the years ended December 31, 2021, 2020, and 2019, respectively.
Properties transferred to held for sale during the year ended December 31, 2021 amounted to $37.6 million and included five branch locations, of which four were acquired from Century. The company recorded a $1.2 million loss, representing estimated costs to sell, on properties transferred to held for sale during the year ended December 31, 2021. In addition, proceeds from sales of premises and equipment were $22.0 million during the year ended December 31, 2021, which included the premises held for sale as of December 31, 2020. In connection with these sales, the Company recognized no significant gain or loss. No premises and equipment was transferred to held for sale or sold during the year ended December 31, 2020.

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
As of the dates indicated, the Company had the following related to operating leases:

	As of December 31, 2021	As of December 31, 2020
	(In thousands)
Right-of-use assets	$83,821	$81,596
Lease liabilities	89,296	85,330
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s consolidated balance sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
	(In thousands)
Operating lease cost	$14,526	$14,402
Finance lease cost	191	71
Variable lease cost	1,832	1,982
Total lease cost	$16,549	$16,455
During the years ended December 31, 2021 and 2020, the Company made $15.6 million and $14.2 million in cash payments for operating and finance leases, respectively.
The rent expense for operating leases for the year ended December 31, 2019 amounted to $16.2 million. The rent expense for equipment operating leases amounted to $0.7 million for the year ended December 31, 2019.

Supplemental balance sheet information related to operating leases as of the dates indicated is as follows:

	As of December 31, 2021	As of December 31, 2020
Weighted-average remaining lease term (in years)	7.83	8.50
Weighted-average discount rate	2.52%	2.65%
The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding as of December 31, 2021 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s consolidated balance sheets:

As of December 31, 2021
Year	(In thousands)
2022	$15,378
2023	14,838
2024	13,608
2025	12,564
2026	10,890
Thereafter	31,444
Total minimum lease payments	98,722
Less: amount representing interest	9,426
Present value of future minimum lease payments	$89,296
Lease Terminations:

As of December 31, 2021, management made the decision to terminate four leases, one of which was acquired from Century. These leases are expected to be terminated in the first quarter of 2022. Management is currently in the process of negotiating modifications to these leases to allow for a buyout of the leases. Accordingly, the Company remeasured the ROU asset and lease liability which resulted in acceleration of the right of use asset amortization. The additional amortization recorded as a result of the acceleration was $1.7 million during the year ended December 31, 2021.
Lease Abandonments:
As of December 31, 2021, management made the decision to close three lease locations. Management performed an analysis pursuant to ASC 360 and determined that such closures represent lease abandonments. As a result of that analysis, the Company recognized an impairment charge on these leases of $0.3 million.
Sub-leases:
As of December 31, 2021, management made the decision to and is pursuing the sublet of five leases, two of which were acquired from Century. In connection with this decision, management performed a recoverability analysis pursuant to ASC 360. As a result of that analysis, the Company recorded an impairment charge of $0.5 million.
8. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization by reporting unit at the dates indicated below:

	As of December 31, 2021
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$73,861	$631,496
Balances subject to amortization
Insurance agency (1)	—	6,635	6,635
Core deposits	11,572	—	11,572
Total other intangible assets	11,572	6,635	18,207
Total goodwill and other intangible assets	$569,207	$80,496	$649,703
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.

	As of December 31, 2020
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$298,611	$70,866	$369,477
Balances subject to amortization
Insurance agency (1)	—	6,899	6,899
Core deposits	158	—	158
Total other intangible assets	158	6,899	7,057
Total goodwill and other intangible assets	$298,769	$77,765	$376,534
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.

The changes in the carrying value of goodwill for the periods indicated were as follows:

	For the Year Ended December 31, 2021
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balance at beginning of year	$298,611	$70,866	$369,477
Goodwill recorded during the year (1)	259,024	2,995	262,019
Goodwill disposed of during the year	—	—	—
Balance at end of year	$557,635	$73,861	$631,496
(1)The goodwill recorded during the year relates to the acquisition of Century and two insurance agencies. For additional information refer to Note 3, Mergers and Acquisitions.

	For the Year Ended December 31, 2020
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balance at beginning of year	$298,611	$70,420	$369,031
Goodwill recorded during the year	—	446	446
Goodwill disposed of during the year	—	—	—
Balance at end of year	$298,611	$70,866	$369,477

	As of December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Insurance agency (1)	$30,545	$(23,910)	$6,635	$28,515	$(21,616)	$6,899
Core deposits	18,212	(6,640)	11,572	6,579	(6,421)	158
Total	$48,757	$(30,550)	$18,207	$35,094	$(28,037)	$7,057
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has identified and assigned goodwill to two reporting units - the banking business and insurance agency business. The quantitative assessments for both the banking business and insurance agency business were most recently performed as of September 30, 2021. The assessment for the banking business included a market capitalization analysis, as well as a comparison of the banking business’s book value to the implied fair value using a pricing multiple of the Company’s tangible book value. The assessment for the insurance agency business included a price-to-earnings analysis, as well as an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiplier valuation based upon recent and observed agency mergers and acquisitions. The Company considered the economic conditions for the period including the potential impact of the COVID-19 pandemic as it pertains to the goodwill above and determined that there was no indication of impairment related to goodwill during the year ended December 31, 2021. Additionally, the Company did not record any impairment charges during the years ended December 31, 2020 and 2019.
The amortization expense of the Company’s intangible assets were $2.5 million, $2.9 million, and $3.5 million during the years ended December 31, 2021, 2020, and 2019, respectively.
The total weighted-average original amortization period for intangible assets is ten years. The Company has estimated the remaining useful life of its insurance agency intangible assets, comprised primarily of customer lists and non-compete agreements, and its core deposit intangible assets to have a weighted-average life of seven years and ten years, respectively.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Year	(In thousands)
2022	$3,131
2023	2,653
2024	2,313
2025	1,993
2026	1,712
Thereafter	6,405
Total amortization expense	$18,207
Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the impact of the COVID-19 pandemic as it pertains to these intangible assets and determined that there was no indication of impairment related to other intangible assets during the year ended December 31, 2021. Additionally, the Company did not record any impairment charges during the years ended December 31, 2020 and 2019.
9. Deposits
The Company has established overnight programs which sweep certain demand and interest checking accounts into money market investment accounts. Reported deposit balances do not reflect the impact of the overnight sweep programs. At December 31, 2021 and 2020, the Company swept $10.5 billion, and $6.6 billion, respectively, from demand deposit and interest checking balances into money market investments.
At December 31, 2021 and 2020, the Company had a balance of $1.6 million and $1.3 million, respectively, in overdrafts. Overdrafts are included in loans in the consolidated balance sheets.
The following table summarizes certificate of deposits by maturity at December 31, 2021:

	Balance	Percentage of Total
Year	(Dollars in thousands)
2022	$441,473	83.9%
2023	53,806	10.2%
2024	20,600	3.9%
2025	6,225	1.2%
2026	4,153	0.8%
Thereafter	124	—%
Total certificates of deposit	$526,381	100.0%
At December 31, 2021 and 2020, securities with a carrying value of $2.2 billion and $31.3 million, respectively, were pledged to secure public deposits and for other purposes required by law. At December 31, 2021 and 2020, securities pledged as collateral for deposits included Eastern Wealth Management cash accounts and municipal accounts which, at December 31, 2021, included approximately $2.1 billion in securities pledged as collateral for municipal accounts acquired from Century.
The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of time deposits equal to or greater than $250,000, as of December 31, 2021 and 2020, was $224.0 million and $59.1 million, respectively.

10. Borrowed Funds
Borrowed funds were comprised of the following:

	As of December 31,
	2021	2020
	(In thousands)
FHLB advances	$14,020	$14,624
Escrow deposits of borrowers	20,258	13,425
Total borrowed funds	$34,278	$28,049
At December 31, 2021 and 2020, the Company had available and unused borrowing capacity of approximately $455.3 million and $503.5 million, respectively, at the Federal Reserve Discount Window. At December 31, 2020, we also had the ability to borrow from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”). As of December 31, 2020, the Company had $1.0 billion in PPP loans that could have been pledged to the PPPLF. The Federal Reserve ended the PPPLF as of July 30, 2021. Accordingly, at December 31, 2021, the Company no longer had additional capacity under the PPPLF.
Interest expense on borrowed funds was as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Federal funds purchased	$—	$570	$3,976
Federal Home Loan Bank advances	163	190	2,406
Escrow deposits of borrowers	2	2	4
Interest rate swap collateral funds	—	—	66
Total interest expense on borrowed funds	$165	$762	$6,452
A summary of FHLBB advances, by maturities were as follows:

	As of December 31,
	2021		2020
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Within one year	$17	0.14%	$—	—%
Over one year to three years	1,488	0.32%	1,412	0.22%
Over three years to five years	2,854	1.10%	2,309	1.31%
Over five years	9,661	1.24%	10,903	1.22%
Total Federal Home Loan Bank advances	$14,020	1.11%	$14,624	1.14%
At December 31, 2021 and 2020, advances from the FHLBB were secured by stock in FHLBB, residential real estate loans and commercial real estate loans. The collateral value of residential real estate and commercial real estate loans securing these advances was $1.0 billion and $888.3 million, respectively, at December 31, 2021, and $913.7 million and $741.5 million, respectively, at December 31, 2020. At December 31, 2021 and 2020, the Bank had available and unused borrowing capacity of approximately $1.8 billion and $1.6 billion, respectively, with the FHLBB.
As a member of the FHLBB, the Company is required to hold FHLBB stock. At December 31, 2021 and 2020, the Company had investments in the FHLBB of $10.9 million and $8.8 million, respectively. At its discretion, the FHLBB may declare dividends on the stock. Included in other noninterest income in the consolidated statements of income are dividends received of $0.2 million, $0.4 million, and $0.8 million during the years ended December 31, 2021, 2020, and 2019, respectively.

11. Earnings Per Share (“EPS”)
Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. Shares held by the ESOP that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the year ended December 31, 2019 as the Company had no shares outstanding.

	For the Year Ended
	December 31, 2021	December 31, 2020
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$154,665	$22,738

Average number of common shares outstanding	186,713,020	186,663,593
Less: Average unallocated ESOP shares	(14,520,684)	(14,851,058)
Average number of common shares outstanding used to calculate basic earnings per common share	172,192,336	171,812,535
Common stock equivalents - restricted stock awards	59,721	—
Average number of common shares outstanding used to calculate diluted earnings per common share	172,252,057	171,812,535
Earnings per common share
Basic	$0.90	$0.13
Diluted	$0.90	$0.13
All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS.

12. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provisions	$34,047	$13,163	$39,481
Effective income tax rates	18.0%	36.7%	22.6%
The Company’s provision for income taxes was $34.0 million, $13.2 million and $39.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company’s effective tax rate was 18.0% and is lower than the effective tax rate of 36.7% for the prior year ending December 31, 2020. The increase in income tax expense and the decrease in the effective tax rate during the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily due to higher income before income tax expense, decreasing the impact on the effective rate related to favorable permanent differences, including investment tax credits and tax-exempt income. The reduction in the effective tax rate during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a $11.3 million release of a $12.0 million valuation allowance against the Company’s 2020 charitable contribution carryover deferred tax asset which was established as of December 31, 2020.
The provision for income taxes is comprised of the following components:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current tax expense:
Federal	$26,114	$23,002	$26,365
State	13,246	10,520	11,740
Total current tax expense	39,360	33,522	38,105
Deferred tax expense (benefit):
Federal	(7,747)	(13,736)	782
State	2,434	(6,623)	594
Total deferred tax (benefit) expense	(5,313)	(20,359)	1,376
Total income tax expense	$34,047	$13,163	$39,481
A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate is detailed below:

	For the Year Ended December 31,
	2021		2020		2019
	(Dollars in thousands)
Income tax expense at statutory rate	$39,630	21.00%	$7,539	21.00%	$36,662	21.00%
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	12,387	6.56%	43	0.12%	9,744	5.58%
Valuation allowance	(11,300)	(5.99)%	12,000	33.43%	—	—%
Amortization of qualified low-income housing investments	5,753	3.05%	4,977	13.86%	4,782	2.74%
Tax credits	(6,539)	(3.46)%	(7,085)	(19.73)%	(7,570)	(4.34)%
Tax-exempt income	(5,665)	(3.00)%	(4,091)	(11.40)%	(3,923)	(2.25)%
Other, net	(219)	(0.12)%	(220)	(0.61)%	(214)	(0.12)%
Actual income tax expense	$34,047	18.04%	$13,163	36.67%	$39,481	22.61%

Significant components of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$30,335	$34,397
Leases	25,389	24,098
Charitable contribution limitation carryover	18,278	22,942
Employee benefits	13,996	—
Unrealized loss on available for sale securities	17,370	—
Investment losses	10,680	—
Accrued expenses	6,888	5,047
Fixed assets	3,799	4,183
Loan basis difference fair value adjustments	3,949	461
PPP loans fee income	2,967	5,969
Other	1,783	967
Total deferred tax assets before valuation allowance	135,434	98,064
Valuation allowance	(700)	(12,000)
Total deferred tax assets	134,734	86,064
Deferred tax liabilities:
Amortization of intangibles	17,339	13,585
Unrealized gain on available for sale securities	—	13,005
Partnerships	3,324	1,448
Cash flow hedges	2,878	11,658
Trading securities	6,482	5,110
Lease obligation	23,849	23,048
Employee benefits	—	1,613
Other	4,327	3,368
Total deferred tax liabilities	58,199	72,835
Net deferred income tax assets	$76,535	$13,229
The Company assesses the realizability of deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. As of December 31, 2020, the Company established a valuation allowance of $12.0 million related to the $91.3 million stock donation and the $3.7 million cash contribution to the Foundation. Based upon the level of available historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are realizable, a release of $11.3 million was recorded as of December 31, 2021. Management believes it is more likely than not that the Company will realize the remainder of the net deferred tax asset of $76.5 million at December 31, 2021.
Management has performed an evaluation of the Company’s uncertain tax positions and determined that a liability for unrecognized tax benefits at December 31, 2021 of $8.2 million, which includes accrued interest and penalties, was needed related to state tax positions taken. Management performed a similar evaluation as of December 31, 2020 and determined that none was needed.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

As of December 31, 2021
(In thousands)
Beginning	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	7,923
Reductions related to settlements with taxing authorities	—
Reductions as a result of a lapse of the applicable statute of limitations	—
Ending	$7,923
The amount that would reduce the effective tax rate, if recognized, is $8.2 million. The reduction in the effective tax rate is inclusive of the federal benefit for unrecognized state tax benefits, and accrued interest and penalties. The entire balance of unrecognized tax benefits, if recognized, would favorably affect the Company’s effective income tax rate. The Company recognizes penalties and accrued interest related to unrecognized tax benefits in tax expense. Accrued penalties and interest amounted to $2.0 million at December 31, 2021. There were no tax reserves recorded as of December 31, 2020. The change in accrued penalties and interest for the current year impacted goodwill by $1.9 million and the consolidated statements of income as a component of the provision for income taxes by less than $0.1 million. Management anticipates that approximately $2.1 million in unrecognized state tax benefits and $0.6 million of interest and penalties will reverse in 2022 upon expiration of the statute of limitations for the tax year to which the reserve is related.
The Company had no net operating loss carryforwards for federal or state income tax purposes at December 31, 2021 and 2020, respectively.
At December 31, 2021, the Bank’s federal pre-1988 reserve, for which no federal income tax provision has been made, was approximately $20.8 million. Under current federal law, these reserves are subject to recapture into taxable income, should the Company make non-dividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.
The Company’s primary banking activities are in the states of Massachusetts, New Hampshire and Rhode Island; however, the Company also files additional state corporate income and/or franchise tax returns in states in which the Company has a filing requirement. The methods of filing, and the methods for calculating taxable and apportionable income, vary depending upon the laws of the taxing jurisdiction.
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2018.
The Company invests in low-income affordable housing and renewable energy projects which provide the Company with tax benefits, including tax credits, generally over a period of approximately 5-15 years. When permissible, the Company accounts for its investments in Low Income Housing Tax Credit (“LIHTC”) projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment performance in the housing projects is included in other assets. The Company will continue to use the proportional amortization method on any new qualifying LIHTC investments. During the years ended December 31, 2021 and 2020, the Company generated federal tax credits primarily from LIHTC investments of $6.5 million and $7.1 million, respectively. During the year ended December 31, 2021, the Company generated no state tax credits from LIHTC investments and generated $0.3 million of state tax credits from LIHTC investments during the year ended December 31, 2020. The Company treats the investment tax credits received as a reduction of federal income taxes for the year in which the credit arises using the flow-through method (i.e., the credit flows directly through the statement of income in the year of purchase). For additional information on these investments, refer to Note 13, “Low Income Housing Tax Credits and Other Tax Credit Investments.”
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
As of December 31, 2021 and 2020, the Company had $83.8 million and $59.8 million, respectively, in tax credit investments that were included in other assets in the consolidated balance sheets.
When permissible, the Company accounts for its investments in LIHTC projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment in the housing projects is included in other assets in the consolidated balance sheets. The Company will continue to use the proportional amortization method on any new qualifying LIHTC investments.
The following table presents the Company’s investments in LIHTC projects using the proportional amortization method as of the dates indicated:

	As of December 31,
	2021	2020
	(In thousands)
Current recorded investment included in other assets	$81,035	$58,504
Commitments to fund qualified affordable housing projects included in recorded investment noted above	48,399	31,487
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Tax credits and other tax benefits recognized	$6,484	$5,033	$5,962
Amortization expense included in income tax expense	5,753	4,977	4,782

The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the consolidated balance sheet and totaled $2.8 million and $1.2 million at December 31, 2021 and 2020, respectively. There were no outstanding commitments related to these investments as of December 31, 2021. There were $1.7 million in outstanding commitments relating to these investments as of December 31, 2020.
During the year ended December 31, 2020, in reviewing its tax credit equity investments for impairment, the Company identified an immaterial correction to the investment balances related to prior periods. During the year ended December 31, 2020, the Company wrote off $7.6 million of the tax credit equity investment balances as a component of noninterest expense and other assets to reflect the remaining benefits from these investments. Management evaluated the correction in relation to the year ended December 31, 2020, which is when the correction was recorded, as well as the preceding periods in which it originated. Management believes this correction is immaterial to both the previous consolidated quarterly and annual financial statements. During the year ended December 31, 2021, the Company performed a similar review and, accordingly, recorded a net recovery of an impairment of $0.2 million. Management evaluated the correction in relation to the year ended December 31, 2021, which is when the correction was recorded, as well as the preceding periods in which it originated. Management believes this correction is immaterial to the previous consolidated quarterly and annual financial statements.
14. Shareholders’ Equity
Share Repurchases
On November 12, 2021, the Company announced receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System to its previously announced share repurchase program which was approved by the Company’s Board of Directors on October 1, 2021. The program authorizes the purchase of up to 9,337,900 shares, or 5% of the Company’s then outstanding shares of common stock over a 12-month period. Repurchases are made at management’s discretion from time to time at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of shares, general market conditions, the trading price of the shares, alternative uses for capital, and the Company’s financial performance. Repurchases may be suspended, terminated or modified by the Company at any time for any reason. The program is limited to $225.0 million through November 30, 2022.

Information regarding the shares repurchased under the plan is presented in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the Share Repurchase Program	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Program
December 1, 2021 – December 31, 2021	1,135,878	$20.42	1,135,878	8,202,022
Dividends
During the year ended December 31, 2021, the Company declared and paid aggregate dividends of $51.6 million at a weighted average dividend per share of $0.07.
15. Minimum Regulatory Capital Requirements
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
As of December 31, 2021 and 2020, the Company was categorized as “well-capitalized” based on the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10%; (2) a minimum of Tier 1 risk-based capital ratio of 8%; (3) a minimum of common equity Tier 1 capital ratio of 6.5%; and (4) a minimum of Tier 1 leverage ratio of 5%. Management believes that the Company met all capital adequacy requirements to which it is subject to as of December 31, 2021 and 2020. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Total regulatory capital (to risk-weighted assets)	$2,939,016	19.77%	$1,189,466	≥8%	$1,486,832	≥10%
Common equity Tier 1 capital (to risk-weighted assets)	2,831,102	19.04	892,099	4.5	1,189,466	6.5
Tier 1 capital (to risk-weighted assets)	2,831,102	19.04	669,075	6	966,441	8
Tier I capital (to average assets)	2,831,102	13.96	811,000	4	1,013,750	5
As of December 31, 2020
Total regulatory capital (to risk-weighted assets)	$3,135,445	29.61%	$847,069	≥8%	1,058,836	≥10%
Common equity Tier 1 capital (to risk-weighted assets)	3,013,079	28.46	476,476	4.5	688,243	6.5
Tier 1 capital (to risk-weighted assets)	3,013,079	28.46	635,302	6	847,069	8
Tier 1 capital (to average assets)	3,013,079	19.53	617,049	4	771,312	5
The Company is subject to various capital requirements in connection with seller/servicer agreements that have been entered into with secondary market investors. Failure to maintain minimum capital requirements could result in an inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on the Company’s financial statements. Management believes that the Company met all capital requirements in connection with seller/servicer agreements as of December 31, 2021 and 2020.

16. Employee Benefits
Conversion of Defined Benefit Pension Plan and Benefit Equalization Plan to Cash Balance Plan Design
Effective November 1, 2020, each of the Qualified Defined Benefit Pension Plan (“Defined Benefit Plan”) and the Non-Qualified Benefit Equalization Plan, referred to as the BEP, sponsored by the Company were amended to convert the plans from a traditional final average earnings plan design to a cash balance plan design. Benefits earned under the final average earnings plan design were frozen at October 31, 2020. Starting November 1, 2020, future benefits are earned under the cash balance plan design. Under the cash balance plan design, hypothetical account balances are established for each participant and pension benefits are generally stated as the lump sum amount in that hypothetical account. Contribution credits equal to a percentage of a participant’s annual compensation (if the participant works at least 1,000 hours during the year) and interest credits equal to the greater of the 30-Year Treasury rate for September preceding the current plan year or 3.5% are added to a participant’s account each year. For employees hired prior to November 1, 2020, annual contribution credits generally increase as the participant remains employed with the Company. Employees hired on and after November 1, 2020 receive annual contribution credits equal 5% of annual compensation, with no future increases. Notwithstanding the preceding sentence, since a cash balance plan is a defined benefit plan, the annual retirement benefit payable at normal retirement (age 65) is an annuity, which is the actuarial equivalent of the participant’s account balance under the cash balance plan design, plus their frozen benefit under the final average earnings plan design. However, under the Defined Benefit Plan, participants may elect, with the consent of their spouses if they are married, to have the benefits distributed as a lump sum rather than an annuity. The lump sum is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account. Under the BEP, benefits are generally only payable as a lump sum, which is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account.
Pension Plans
The Company provides pension benefits for its employees using a noncontributory, qualified defined benefit plan, through membership in the Savings Banks Employees Retirement Association (“SBERA”). The Company’s employees become eligible after attaining age 21 and completing one year of service. Under the final average earnings plan design, benefits became fully vested after three years of eligible service for individuals employed on or before October 31, 1989. For individuals employed subsequent to October 31, 1989 and who were already in the Defined Benefit Plan as of November 1, 2020, benefits became fully vested after five years of eligible service. Under the new cash balance plan design and for employees who were not already in the Defined Benefit Plan as of November 1, 2020, benefits become fully vested after three years of eligible service. The Company’s annual contribution to the plan is based upon standards established by the Pension Protection Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in the association. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range of 47% to 61% of total common and collective trust portfolio assets. The remainder of the common and collective trust’s portfolio is allocated to fixed income securities with a target range of 24% to 38% and other investments, including global asset allocation and hedge funds, from 9% to 21%. The Trustees of SBERA, through the Association’s Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings. The Defined Benefit Plan has a plan year end of October 31.
In connection with the Company’s acquisition of Century, the Company acquired Century’s Qualified Defined Benefit Pension Plan. At the time of the acquisition, the plan was frozen to new participants, which had occurred in 2006, and all participants in the plan were fully vested. Additionally, all Century employees retained following the acquisition were eligible to join the Company’s Defined Benefit Plan to the extent that eligibility requirements were satisfied based upon such employees’ prior service with Century.
The Company has an unfunded Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) that provides certain retired and currently employed officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. The DB SERP has a plan year end of December 31. In connection with the Company’s acquisition of Century, the Company acquired Century’s Supplemental Executive Insurance/Retirement Plan (the “Supplemental Plan”). Upon completion of the acquisition, the Supplemental Plan was merged for accounting purposes only into the Company’s DB SERP, but it will continue to be administered according to its terms. Further, the plan document of the Century Supplemental Plan contained change in control provisions which became effective upon the Company’s acquisition of Century. Accordingly, all participants of the Century Supplemental Plan were deemed to be fully vested upon the closing of the acquisition.

The Company has an unfunded Benefit Equalization Plan (“BEP”) to provide retirement benefits to certain employees whose retirement benefits under the Defined Benefit Plan are limited per the Internal Revenue Code. The BEP has a plan year end of October 31. In connection with the Company’s acquisition of Century, any Century employee retained following the acquisition and whose retirement benefits under the Defined Benefit Plan are limited per the Internal Revenue Code were added to the BEP. Additionally, such Century employees were credited for prior service with Century for purposes of determining vesting and eligibility pursuant to the BEP.
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
Obligations and Funded Status
The funded status and amounts recognized in the Company’s Consolidated Financial Statements for the Defined Benefit Plan, the DB SERP, the BEP and the ODRCP are set forth in the following table:

	As of and for the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of the year	$361,147	$396,769	$302,317
Service cost	31,660	25,970	18,926
Interest cost	5,694	9,657	10,996
Amendments	(1,106)	(133,439)	—
Actuarial (gain) loss	(1,697)	78,095	74,828
Acquisitions	125,854	—	—
Benefits paid	(20,045)	(15,905)	(10,298)
Benefit obligation at end of the year	$501,507	$361,147	$396,769

Change in plan assets:
Fair value of plan assets at beginning of year	$449,643	$378,879	$305,154
Actual return on plan assets	50,879	48,895	60,723
Acquisitions	63,468	—	—
Employer contribution	2,111	37,773	23,300
Benefits paid	(20,045)	(15,904)	(10,298)
Fair value of plan assets at end of year	546,056	449,643	378,879
Overfunded (underfunded) status	$44,549	$88,496	$(17,890)

Reconciliation of funding status:
Past service credit (cost)	$120,792	$131,482	$(25)
Unrecognized net loss	(128,402)	(161,045)	(113,022)
Prepaid benefit cost	52,159	118,059	95,157
Overfunded (underfunded) status	$44,549	$88,496	$(17,890)

Accumulated benefit obligation	$501,507	$361,147	$290,429

Amounts recognized in accumulated other comprehensive income (“AOCI”), net of tax:
Unrecognized past service credit (cost)	$86,837	$94,522	$(18)
Unrecognized net loss	(92,308)	(115,775)	(81,251)
Net amount	$(5,471)	$(21,253)	$(81,269)
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2021; however, the Company expects to make a contribution of

$7.2 million during such plan year. During the year ended December 31, 2020, the Company made contributions to the Defined Benefit Plan of $32.5 million.
The net actuarial gain of $1.7 million during the year ended December 31, 2021 was primarily attributable to higher returns on plan assets than initially assumed and an increase in the discount rate assumption which was partially offset by changes in demographic assumptions and in the participant mortality rate assumption, which were revised to reflect management’s best estimate as of December 31, 2021, used for determining the benefit obligation. The net actuarial loss of $78.1 million and $74.8 million during the years ended December 31, 2020 and 2019, was primarily attributable to a decrease in the discount rate assumption used for determining the benefit obligation in both years from the corresponding prior year.
Actuarial Assumptions
The assumptions used in determining the benefit obligations at December 31, 2021 and 2020 were as follows:

	DB Plan		BEP		DB SERP		ODRCP
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Discount rate	2.65%	2.26%	2.32%	1.77%	2.68%	1.63%	2.32%	1.81%
Rate of increase in compensation levels	4.50%	5.25%	4.50%	5.25%	—%	—%	—%	—%
Interest rate credit for determining projected cash balance	3.50%	3.50%	3.50%	3.50%	N/A	N/A	N/A	N/A
The assumptions used in determining the net periodic benefit cost for the years ended December 31, 2021, 2020, and 2019 were as follows:

	DB Plan
	For the Year Ended December 31,
	2021	2020	2019
Discount rate - benefit cost	2.26%	3.16%	4.25%
Rate of compensation increase	5.25%	5.25%	5.25%
Expected rate of return on plan assets	7.50%	7.50%	7.50%

	BEP
	For the Year Ended December 31,
	2021	2020	2019
Discount rate - benefit cost	1.77%	3.15%	4.25%
Rate of compensation increase	5.25%	5.25%	5.25%
Expected rate of return on plan assets	—%	—%	—%

	DB SERP
	For the Year Ended December 31,
	2021	2020	2019
Discount rate - benefit cost	1.63%	2.72%	4.25%
Rate of compensation increase	—%	—%	—%
Expected rate of return on plan assets	—%	—%	—%

	ODRCP
	For the Year Ended December 31,
	2021	2020	2019
Discount rate - benefit cost	1.81%	2.86%	4.25%
Rate of compensation increase	—%	3.00%	3.00%
Expected rate of return on plan assets	—%	—%	—%
In general, the Company has selected its assumptions with respect to the expected long-term rate of return based on prevailing yields on high quality fixed income investments increased by a premium for equity return expectations.

To determine the discount rate used in calculating the benefit obligation and the benefit cost for all of its defined benefit plans, the Company uses the spot rate approach whereby the individual spot rates on the FTSE above-median yield curve are applied to each corresponding year’s projected cash flow used to measure the respective plan’s service cost and interest cost.
The Company owns a percentage of the SBERA defined benefit common collective trust. Based upon this ownership percentage, plan assets managed by SBERA on behalf of the Company amounted to $546.1 million and $449.6 million at December 31, 2021 and 2020, respectively. Investments held by the common collective trust include Level 1, 2 and 3 assets such as: collective funds, equity securities, mutual funds, hedge funds and short-term investments. The Fair Value Measurements and Disclosures Topic of the FASB ASC stipulates that an asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As such, the Company classifies its interest in the common collective trust as a Level 3 asset.
The table below presents a reconciliation of the Company’s interest in the SBERA common collective trust during the years indicated:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Balance at beginning of year	$449,643	$378,879
Net realized and unrealized gains and (losses)	50,878	48,895
Contributions	—	32,515
Benefits paid	(17,934)	(10,646)
Acquisition	63,469	—
Balance at end of year	$546,056	$449,643
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Components of net periodic benefit cost:
Service cost	$31,660	$25,970	$18,926
Interest cost	5,694	9,657	10,996
Expected return on plan assets	(33,333)	(29,610)	(23,617)
Past service (credit) cost	(11,796)	(1,931)	44
Recognized net actuarial loss	13,400	10,787	7,242
Net periodic benefit cost	$5,625	$14,873	$13,591
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

Benefits expected to be paid
The following table summarizes estimated benefits to be paid from the Defined Benefit Plan and BEP for the plan years beginning on November 1, and the DB SERP and ODRCP for the plan years beginning January 1:

Year	(In thousands)
2022	$54,475
2023	42,176
2024	40,411
2025	43,103
2026	43,438
In aggregate for 2027-2030	216,891
Employee Tax Deferred Incentive Plan
The Company has an employee tax deferred incentive plan, otherwise known as a 401(k) plan, under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan. The amount contributed by the Company is included in salaries and employee benefits expense. The amounts contributed to the plan for the years ended December 31, 2021, 2020, and 2019, were $4.6 million, $4.4 million and $4.2 million, respectively.
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
Total compensation expense recognized in connection with the ESOP was $9.4 million for the year ended December 31, 2021, compared with a $2.4 million expense recognized during the year ended December 31, 2020. The ESOP made an upfront principal payment of $1.0 million on the loan during year ended December 31, 2020 which resulted in the release and allocation of 63,690 shares and compensation expense of $0.9 million. The Company recorded additional compensation expense of $1.5 million related to the accrual of the loan payment during year ended December 31, 2020. The ESOP made a loan payment during the year ended December 31, 2021 of $7.9 million, of which $3.0 million was allocated to the principal portion of the payment, while $4.9 million was allocated to the interest portion of the payment. During the year ended December 31, 2021, the Company committed 501,444 shares to be allocated. The number of shares committed to be released per year is 501,426 through 2049 and 231,124 in the year 2050.
The following table presents share information held by the ESOP:

	As of December 31,
	2021	2020
	(Dollars in thousands)
Allocated shares	63,690	63,690
Shares committed to be allocated	605,908	104,464
Unallocated shares	14,271,054	14,772,498
Total shares	14,940,652	14,940,652
Fair value of unallocated shares (in thousands)	$287,847	$240,939

Defined Contribution Supplemental Executive Retirement Plan
The Company’s DC SERP, a defined contribution supplemental executive retirement plan, allows certain senior officers to earn benefits calculated as a percentage of their compensation. The participant benefits are adjusted based upon a deemed investment performance of measurement funds selected by the participant. These measurement funds are for tracking purposes and are used only to track the performance of a mutual fund, market index, savings instrument, or other designated investment or portfolio of investments. The Company recorded expense related to the DC SERP of $0.9 million, $0.9 million and $1.3 million in the years ended December 31, 2021, 2020, and 2019, respectively. The total amount due to participants under this plan was included in other liabilities on the Company’s balance sheets and amounted to $33.4 million and $27.6 million at December 31, 2021 and 2020, respectively. Effective December 31, 2021, the Company closed the DC SERP to new participants and froze benefit accruals for active participants.
Deferred Compensation Plans
The Company sponsors three plans which allow for elective compensation deferrals by directors, former trustees, and certain senior-level employees. Each plan allows its participants to designate deemed investments for deferred amounts from certain options which include diversified choices, such as exchange traded funds and mutual funds. Portfolios with various risk profiles are available to participants with the approval of the Compensation Committee of the Board of Directors. The Company purchases and sells investments which track the deemed investment choices, so that it has available funds to meet its payment liabilities. Deferred amounts, adjusted for deemed investment performance, are paid at the time of a participant designated date or event, such as separation from service, death, or disability. The total amounts due to participants under the three plans were included in other liabilities on the Company’s balance sheets and amounted to $31.5 million and $28.9 million at December 31, 2021 and 2020, respectively.
Rabbi Trust Variable Interest Entity
The Company established a rabbi trust to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trust is considered a VIE as the equity investment at risk is insufficient to permit the trust to finance its activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trust as it has the power to direct the activities of the rabbi trust that significantly affect the rabbi trust’s economic performance and it has the obligation to absorb losses of the rabbi trust that could potentially be significant to the rabbi trust by virtue of its contingent call options on the rabbi trust’s assets in the event of the Company’s bankruptcy. As the primary beneficiary of this VIE, the Company consolidates the rabbi trust investments. In general, the rabbi trust investments and any earnings received thereon are accumulated, reinvested and used exclusively for trust purposes. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in other assets in the Company's consolidated balance sheets. Changes in fair value are recorded in noninterest income.
Assets held in rabbi trust accounts by plan type, at fair value, were as follows:

	As of December 31,
	2021	2020
	(In thousands)
DB SERP	$20,810	$22,616
BEP	13,202	7,198
ODRCP	4,316	4,251
DC SERP	32,041	28,134
Deferred compensation plans	34,002	29,484
Total rabbi trust assets	$104,371	$91,683

Investments in rabbi trust accounts are recorded at fair value within the Company’s consolidated balance sheets with changes in fair value recorded through noninterest income. The following tables present the book value, net unrealized gain or loss, and market value of assets held in rabbi trust accounts by asset type for each of the plans included in the rabbi trust:

	DB SERP
	As of December 31, 2021			As of December 31, 2020
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain/(Loss)	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$831	$—	$831	$1,208	$—	$1,208
Equities (1)	9,993	5,788	15,781	10,822	5,508	16,330
Fixed income	4,174	24	4,198	4,854	224	5,078
Total assets	$14,998	$5,812	$20,810	$16,884	$5,732	$22,616
(1)     Equities include mutual funds and other exchange-traded funds.

	BEP
	As of December 31, 2021			As of December 31, 2020
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain/(Loss)	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$567	$—	$567	$320	$—	$320
Equities (1)	6,207	3,412	9,619	3,504	1,730	5,234
Fixed income	2,993	23	3,016	1,565	79	1,644
Total assets	$9,767	$3,435	$13,202	$5,389	$1,809	$7,198
(1)    Equities include mutual funds and other exchange-traded funds.

	ODRCP
	As of December 31, 2021			As of December 31, 2020
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain/(Loss)	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$123	$—	$123	$230	$—	$230
Equities (1)	2,093	1,132	3,225	1,985	959	2,944
Fixed income	959	9	968	1,022	55	1,077
Total assets	$3,175	$1,141	$4,316	$3,237	$1,014	$4,251
(1)    Equities include mutual funds and other exchange-traded funds.

	DC SERP
	As of December 31, 2021			As of December 31, 2020
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain/(Loss)	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$229	$—	$229	$240	$—	$240
Equities (1)	24,837	8,936	33,773	20,966	6,928	27,894
Fixed income	—	—	—	—	—	—
Total assets	$25,066	$8,936	$34,002	$21,206	$6,928	$28,134
(1)     Equities include mutual funds and other exchange-traded funds.

	Deferred Compensation Plans
	As of December 31, 2021			As of December 31, 2020
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain/(Loss)	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$2,744	$—	$2,744	$3,159	$—	$3,159
Equities (1)	24,271	5,027	29,298	21,958	4,367	26,325
Fixed income	—	—	—	—	—	—
Total assets	$27,015	$5,027	$32,042	$25,117	$4,367	$29,484
(1)     Equities include mutual funds and other exchange-traded funds.
The Company had equity securities held in rabbi trust accounts of $91.7 million and $78.7 million as of December 31, 2021 and 2020, respectively. Included in the equity securities presented in the tables above are exchange-traded mutual funds which had a net asset value of $58.1 million and $53.9 million as of December 31, 2021 and 2020, respectively.
Share-Based Compensation Plan
On November 29, 2021, the shareholders of the Company approved the Eastern Bankshares, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 26,146,141 shares of common stock pursuant to grants of restricted stock, restricted stock units (“RSUs”), non-qualified stock options and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Under the 2021 Plan, 7,470,326 shares may be issued as restricted stock or RSUs and 18,675,815 shares may be issued upon the exercise of stock options. These shares may be awarded from the Company’s authorized but unissued shares. However, the 2021 Plan permits the grant of additional awards of restricted stock or RSUs above the aforementioned limit, provided that, for each additional share of restricted stock or RSU awarded in excess of such limit, the pool of shares available to be issued upon the exercise of stock options will be reduced by three shares. Pursuant to the terms of the 2021 Plan, each of the Company’s non-employee directors were automatically granted awards of restricted stock on November 30, 2021. Such restricted stock awards vest pro-rata on an annual basis over a five-year period. The maximum term for stock options is ten years. As of December 31, 2021, there were 6,787,270 shares available for issuance as restricted stock awards and 18,675,815 shares that remain available for issuance upon the exercise of stock options. As of December 31, 2021, no stock options had been awarded under to the 2021 Plan.
The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	—	$—
Granted	683,056	20.13
Non-vested restricted stock at end of year	683,056	20.13
As of December 31, 2021, no restricted stock associated with the non-employee director stock awards was vested.
For the year ended December 31, 2021, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $0.2 million and less than $0.1 million, respectively.
As of December 31, 2021, there was $13.5 million of total unrecognized compensation expense related to non-vested restricted stock granted and issued under the 2021 Plan. This cost is expected to be recognized over a weighted average remaining period of approximately 4.9 years.

17. Commitments and Contingencies
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of December 31,
	2021	2020
	(In Thousands)
Commitments to extend credit	$5,175,521	$3,818,952
Standby letters of credit	65,602	60,221
Forward commitments to sell loans	24,440	41,160
Other Contingencies
The Company has been named a defendant in various legal proceedings arising in the normal course of business. Set out below are descriptions of significant legal matters involving the Company and its subsidiaries. In the opinion of management, and taking into account the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company’s consolidated financial statements.
In the second quarter of 2021, the Company entered into a preliminary settlement of two purported class action matters concerning overdraft and nonsufficient funds fees. The matters were filed in the Massachusetts Superior Court in November 2019 and April 2021, respectively, and are expected to be consolidated into one matter for final settlement purposes. As of December 31, 2021, the Company estimated the settlement expense, including related costs, to be $3.3 million. In addition, the Company’s regulators have been conducting inquiries and reviewing data related to one of these class action matters. In February 2022, the Company's regulators made an additional request for data and notified management that they may require additional restitution for certain matters associated with the nonsufficient funds fees matter. Based on this discussion, management believes a loss contingency for this restitution is probable but is not currently able to determine a reasonable estimate for the loss.
As a member of the Federal Reserve System, the Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. However, in response to the COVID-19 pandemic, the Federal Reserve temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of December 31, 2021 and 2020.
18. Derivative Financial Instruments
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
Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company may enter into interest rate swaps in which they pay floating and receive fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate commercial loans. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. As of December 31, 2021 and 2020, the Company does not have any active interest rate swaps which qualify as cash flow hedges for accounting purposes.
Due to the phase-out, and eventual discontinuation, of the LIBOR, central clearinghouses have begun to transition to alternative rates for valuation purposes. As of October 16, 2020, the Company changed its valuation methodology to reflect changes made by the Chicago Mercantile Exchange (“CME”), through which the Company clears derivative financial instruments that are eligible for clearing. The changes from the CME changed the discounting methodology and interest calculation of cash margin from Overnight Index Swap to SOFR for U.S. dollar cleared interest rate swaps. The Company believes that it’s improvements to its valuation methodology will result in valuations for cleared interest rate swaps that better reflect prices obtainable in the markets in which the Company transacts. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(In thousands)
Unrealized gains on terminated hedges included in AOCI — January 1	$41,473	$—
Unrealized gains on terminated hedges arising during the period	—	57,362
Reclassification adjustments for amortization of unrealized (gains) into net interest income	(31,234)	(15,889)
Unrealized gains on terminated hedges included in AOCI — December 31	$10,239	$41,473
The balance of terminated cash flow hedges in AOCI will be amortized into earnings through January 2023. The Company expects approximately $10.2 million to be reclassified into interest income from other comprehensive income related to the Company’s terminated cash flow hedges in the next 12 months as of December 31, 2021.
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	As of December 31, 2021
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	494	$3,009,150
Risk participation agreements	64	238,772
Foreign exchange contracts:
Matched commercial customer book	72	7,922
Foreign currency loan	6	10,830

	As of December 31, 2020
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	576	$3,652,385
Risk participation agreements	70	287,732
Foreign exchange contracts:
Matched commercial customer book	40	4,242
Foreign currency loan	3	10,798
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet for the periods indicated. There were no derivatives designated as hedging instruments at December 31, 2021 and 2020.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2021	Fair Value at December 31, 2020	Balance Sheet Location	Fair Value at December 31, 2021	Fair Value at December 31, 2020
	(In thousands)
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$64,338	$141,822	Other liabilities	$17,880	$42,600
Risk participation agreements	Other assets	315	722	Other liabilities	580	1,230
Foreign currency exchange contracts — matched customer book	Other assets	61	90	Other liabilities	46	77
Foreign currency exchange contracts — foreign currency loan	Other assets	—	9	Other liabilities	87	69
Total		$64,714	$142,643		$18,593	$43,976

The table below presents the net effect of the Company’s derivative financial instruments on the consolidated income statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Derivatives designated as hedges:
Gain in OCI on derivatives	$—	$46,871	$20,275
Gain reclassified from OCI into interest income (effective portion)	$31,234	$27,131	$2,698
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	$—	$—	$—
Other income	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain (loss) recognized in interest rate swap income	$4,962	$(3,812)	$(2,833)
Gain (loss) recognized in interest rate swap income for risk participation agreements	243	(384)	(83)
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	1	(28)	(47)
Foreign currency loan	(27)	143	(203)
Total gain (loss) for derivatives not designated as hedges	$5,179	$(4,081)	$(3,166)
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
Cleared derivative transactions are with CME and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At December 31, 2021 and 2020, the Company’s exposure to CME for settled variation margin in excess of the customer-related interest rate swap termination values was $0.4 million, and less than $0.1 million, respectively. In addition, at December 31, 2021 and 2020, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $48.9 million and $60.4 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities.
At December 31, 2021 and 2020 the fair value of all customer-related interest rate swap derivatives with credit-risk related contingent features that were in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, was $13.7 million and $42.6 million, respectively. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At December 31, 2021 and 2020, the Company had posted collateral in the form of cash amounting to $21.3 million and $49.2 million, respectively, which was considered to be a restricted asset and was included in other short-term investments. If the Company had breached any of these provisions at December 31, 2021 or 2020, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.

19. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of December 31, 2021 and 2020, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its financial position, as of the dates indicated:

	As of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Customer-related positions:
Interest rate swaps	$64,338	$—	$64,338	$1,440	$—	$62,898
Risk participation agreements	315	—	315	—	—	315
Foreign currency exchange contracts – matched customer book	61	—	61	—	—	61
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$64,714	$—	$64,714	$1,440	$—	$63,274
Derivative Liabilities
Customer-related positions:
Interest rate swaps	$17,880	$—	$17,880	$1,440	$16,440	$—
Risk participation agreements	580	—	580	—	—	580
Foreign currency exchange contracts – matched customer book	46	—	46	—	—	46
Foreign currency exchange contracts – foreign currency loan	87	—	87	—	—	87
	$18,593	$—	$18,593	$1,440	$16,440	$713

	As of December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Customer-related positions:
Interest rate swaps	$141,822	$—	$141,822	$48	$—	$141,774
Risk participation agreements	722	—	722	—	—	722
Foreign currency exchange contracts – matched customer book	90	—	90	—	(1)	89
Foreign currency exchange contracts – foreign currency loan	9	—	9	—	—	9
	$142,643	$—	$142,643	$48	$(1)	$142,594
Derivative Liabilities
Customer-related positions:
Interest rate swaps	$42,600	$—	$42,600	$48	$42,552	$—
Risk participation agreements	1,230	—	1,230	—	—	1,230
Foreign currency exchange contracts – matched customer book	77	—	77	—	—	77
Foreign currency exchange contracts – foreign currency loan	69	—	69	—	—	69
	$43,976	$—	$43,976	$48	$42,552	$1,376
20. Fair Value of Assets and Liabilities
The Company uses fair value measurements to record adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
Available for Sale Securities
Available for sale securities recorded at fair value consisted of U.S. Treasury securities, U.S. government-sponsored residential and commercial mortgage-backed securities, U.S. Agency bonds and state and municipal bonds.
The Company’s U.S. Treasury securities are traded on active markets and therefore these securities were classified as Level 1.
The fair value of U.S. Agency bonds, including Small Business Administration pooled securities, are evaluated using relevant trade data, benchmark quotes and spreads obtained from publicly available trade data, and generated on a price, yield or spread basis as determined by the observed market data. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
The fair value of U.S. government-sponsored residential and commercial mortgage-backed securities were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
The fair value of state and municipal bonds were estimated using a valuation matrix with inputs including observable bond interest rate tables, recent transactions, and yield relationships. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
The fair value of other debt securities were estimated using a valuation matrix with inputs including observable bond interest rate tables, recent transactions, and yield relationships. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
Fair value was based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. The estimated fair value of the Company’s securities available for sale, by type, is disclosed in Note 4, “Securities.”
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $58.1 million and $53.9 million at December 31, 2021 and 2020, respectively. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at December 31, 2021 and 2020, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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
Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$5,524,708	$—	$5,524,708	$—
Government-sponsored commercial mortgage-backed securities	1,408,868	—	1,408,868	—
U.S. Agency bonds	1,175,014	—	1,175,014	—
U.S. Treasury securities	88,605	88,605	—	—
State and municipal bonds and obligations	280,329	—	280,329	—
Small Business Administration pooled securities	32,103	—	32,103	—
Other debt securities	1,597	—	1,597	—
Rabbi trust investments	104,372	96,190	8,182	—
Loans held for sale	1,206	—	1,206	—
Interest rate swap contracts
Customer-related positions	64,338	—	64,338	—
Risk participation agreements	315	—	315	—
Foreign currency forward contracts
Matched customer book	61	—	61	—
Total	$8,681,516	$184,795	$8,496,721	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$17,880	$—	$17,880	$—
Risk participation agreements	580	—	580	—
Foreign currency forward contracts
Matched customer book	46	—	46	—
Foreign currency loan	87	—	87	—
Total	$18,593	$—	$18,593	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,148,800	$—	$2,148,800	$—
Government-sponsored commercial mortgage-backed securities	17,081	—	17,081	—
U.S. Agency bonds	666,709	—	666,709	—
U.S. Treasury securities	70,369	70,369	—	—
State and municipal bonds and obligations	280,902	—	280,902	—
Rabbi trust investments	91,683	83,884	7,799	—
Loans held for sale	1,140	—	1,140	—
Interest rate swap contracts
Customer-related positions	141,822	—	141,822	—
Risk participation agreements	722	—	722	—
Foreign currency forward contracts
Matched customer book	90	—	90	—
Foreign currency loan	9	—	9	—
Total	$3,419,327	$154,253	$3,265,074	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$42,600	$—	$42,600	$—
Risk participation agreements	1,230	—	1,230	—
Foreign currency forward contracts
Matched customer book	77	—	77	—
Foreign currency loan	69	—	69	—
Total	$43,976	$—	$43,976	$—
There were no transfers to or from Level 1, 2 and 3 during the years ended December 31, 2021 and 2020.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2021 or December 31, 2020.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of December 31, 2021 and 2020.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$12,068	$—	$—	$12,068

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$11,036	$—	$—	$11,036
For the valuation of collateral-dependent impaired loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.
Impaired loans in which a reserve was established based upon expected cash flows discounted at the loan’s effective interest rate are not deemed to be measured at fair value.
Disclosures about Fair Value of Financial Instruments
The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2021	Fair Value as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Loans, net of allowance for loan losses	$12,157,281	$12,282,323	$—	$—	$12,282,323
FHLB stock	10,904	10,904	—	10,904	—
Bank-owned life insurance	157,091	157,091	—	157,091	—
Liabilities
Deposits	$19,628,311	$19,626,376	$—	$19,626,376	$—
FHLB advances	14,020	13,558	—	13,558	—
Escrow deposits from borrowers	20,258	20,258	—	20,258	—

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2020	Fair Value as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Loans, net of allowance for loan losses	$9,593,958	$9,779,195	$—	$—	$9,779,195
FHLB stock	8,805	8,805	—	8,805	—
Bank-owned life insurance	78,561	78,561	—	78,561	—
Liabilities
Deposits	$12,155,784	$12,155,843	$—	$12,155,843	$—
FHLB advances	14,624	14,434	—	14,434	—
Escrow deposits from borrowers	13,425	13,425	—	13,425	—
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
21. Revenue from Contracts with Customers
The Company adopted the new revenue recognition standard under ASC 606 on January 1, 2019 using the modified retrospective approach. Revenue recognition remained substantially unchanged following adoption of ASC 606 and, therefore, there were no material changes to the Company’s Consolidated Financial Statements as of or for the year ended December 31, 2019, as a result of adopting the new guidance.
Revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) is recognized when control of goods or services is transferred to the customer, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company measures revenue and timing of recognition by applying the following five steps:
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

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Insurance commissions	$94,704	$94,495	$90,587
Service charges on deposit accounts	24,271	21,560	27,043
Trust and investment advisory fees	24,588	21,102	19,653
Debit card processing fees	12,118	10,277	10,452
Other non-interest income	8,515	7,311	8,483
Total noninterest income in-scope of ASC 606	164,196	154,745	156,218
Total noninterest income out-of-scope of ASC 606	28,959	23,628	26,081
Total noninterest income	$193,155	$178,373	$182,299
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
Insurance commissions earned but not yet received amounted to $15.6 million and $15.8 million as of December 31, 2021, and 2020 respectively, and were included in other assets.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.8 million and $1.0 million as of December 31, 2021 and 2020 respectively, and were included in other assets.

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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both December 31, 2021 and 2020 and were included in other assets.
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
22. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	For the Year Ended December 31, 2021
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized (losses) gains on securities available for sale:
Change in fair value of securities available for sale	$(133,466)	$30,117	$(103,349)
Less: reclassification adjustment for gains included in net income	1,166	(257)	909
Net change in fair value of securities available for sale	(134,632)	30,374	(104,258)
Unrealized (losses) gains on cash flow hedges:
Change in fair value of cash flow hedges(1)	—	—	—
Less: net cash flow hedge gains reclassified into interest income(1)	31,234	(8,780)	22,454
Net change in fair value of cash flow hedges	(31,234)	8,780	(22,454)
Defined benefit pension plans:
Change in actuarial net gain (loss)	19,243	(5,409)	13,834
Less: amortization of actuarial net loss	(13,400)	3,767	(9,633)
Plan amendment – Century acquisition lump sum distribution option	1,106	(311)	795
Less: net accretion of prior service credit	11,796	(3,316)	8,480
Net change in other comprehensive income for defined benefit postretirement plans	21,953	(6,171)	15,782
Total other comprehensive income	$(143,913)	$32,983	$(110,930)

	For the Year Ended December 31, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale	$30,926	$(6,828)	$24,098
Less: reclassification adjustment for gains included in net income	288	(64)	224
Net change in fair value of securities available for sale	30,638	(6,764)	23,874
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges(1)	46,871	(13,175)	33,696
Less: net cash flow hedge gains reclassified into interest income(1)	27,131	(7,626)	19,505
Net change in fair value of cash flow hedges	19,740	(5,549)	14,191
Defined benefit pension plans:
Change in actuarial net loss	(58,811)	16,532	(42,279)
Less: amortization of actuarial net loss	(10,787)	3,033	(7,754)
Plan amendment - prior service credit	133,439	(37,510)	95,929
Less: net accretion of prior service cost	1,931	(543)	1,388
Net change in other comprehensive income for defined benefit postretirement plans	83,484	(23,468)	60,016
Total other comprehensive income	$133,862	$(35,781)	$98,081

	For the Year Ended December 31, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale	$54,881	$(12,166)	$42,715
Less: reclassification adjustment for gains included in net income	2,016	(459)	1,557
Net change in fair value of securities available for sale	52,865	(11,707)	41,158
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	20,275	(5,699)	14,576
Less: net cash flow hedge gains reclassified into interest income	2,698	(758)	1,940
Net change in fair value of cash flow hedges	17,577	(4,941)	12,636
Defined benefit pension plans:
Change in actuarial net loss	(37,722)	10,603	(27,119)
Less: amortization of actuarial net loss	(7,242)	2,036	(5,206)
Less: amortization of prior service cost	(44)	11	(33)
Net change in other comprehensive income for defined benefit postretirement plans	(30,436)	8,556	(21,880)
Total other comprehensive income	$40,006	$(8,092)	$31,914
(1)Includes amortization of $22.5 million and $11.4 million for the years ended December 31, 2021 and 2020, respectively, of the remaining balance of realized but unrecognized gains, net of tax, from the termination of interest rate swaps. The total realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $7.4 million and $29.8 million, net of tax, at December 31, 2021 and December 31, 2020, respectively.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized (Losses) and Gains on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning balance: January 1, 2019	$(19,360)	$2,988	$(59,389)	$(75,761)
Other comprehensive income (loss) before reclassifications	42,715	14,576	(27,119)	30,172
Less: Amounts reclassified from accumulated other comprehensive income	1,557	1,940	(5,239)	(1,742)
Net current-period other comprehensive income	41,158	12,636	(21,880)	31,914
Ending balance: December 31, 2019	$21,798	$15,624	$(81,269)	$(43,847)
Other comprehensive income (loss) before reclassifications	24,098	33,696	53,650	111,444
Less: Amounts reclassified from accumulated other comprehensive income	224	19,505	(6,366)	13,363
Net current-period other comprehensive income	23,874	14,191	60,016	98,081
Ending balance: December 31, 2020	$45,672	$29,815	$(21,253)	$54,234
Other comprehensive income (loss) before reclassifications	(103,349)	—	14,629	(88,720)
Less: Amounts reclassified from accumulated other comprehensive income	909	22,454	(1,153)	22,210
Net current-period other comprehensive income	(104,258)	(22,454)	15,782	(110,930)
Ending balance: December 31, 2021	$(58,586)	$7,361	$(5,471)	$(56,696)

The following table illustrates the significant amounts reclassified out of each component of accumulated other comprehensive income, net of tax:

	Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components	2021	2020	2019	Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)
Unrealized gains and losses on available-for-sale securities	$1,166	$288	$2,016	Gain/(loss) on sale of securities
	1,166	288	2,016	Total before tax
	(257)	(64)	(459)	Tax (expense) or benefit
	$909	$224	$1,557	Net of tax
Unrealized gains and losses on cash flow hedges	$31,234	$27,131	$2,698	Interest income
	31,234	27,131	2,698	Total before tax
	(8,780)	(7,626)	(758)	Tax (expense) or benefit
	$22,454	$19,505	$1,940	Net of tax
Amortization of defined benefit pension items	$(13,400)	$(10,787)	$(7,242)	Net periodic pension cost
Accretion (amortization) of prior service credit (cost)	11,796	1,931	(44)	Employee Benefits footnote
	(1,604)	(8,856)	(7,286)	Total before tax
	451	2,490	2,047	Tax benefit or (expense)
	$(1,153)	$(6,366)	$(5,239)	Net of tax
Total reclassifications for the period	$22,210	$13,363	$(1,742)

23. Segment Reporting
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

Results of operations and selected financial information by segment and reconciliation to the consolidated financial statements as of and for the years ended December 31, 2021, 2020, and 2019 were as follows:

	As of and for the year ended December 31, 2021
	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$429,827	$—	$—	$429,827
Release of allowance for loan losses	(9,686)	—	—	(9,686)
Net interest income after provision for loan losses	439,513	—	—	439,513
Noninterest income	96,376	97,168	(389)	193,155
Noninterest expense	365,410	82,780	(4,234)	443,956
Income before provision for income taxes	170,479	14,388	3,845	188,712
Income tax provision	29,994	4,053	—	34,047
Net income	$140,485	$10,335	$3,845	$154,665
Total assets	$23,376,521	$204,768	$(69,161)	$23,512,128
Total liabilities	$20,125,218	$49,719	$(69,161)	$20,105,776

	As of and for the year ended December 31, 2020
	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$401,251	$—	$—	$401,251
Provision for loan losses	38,800	—	—	38,800
Net interest income after provision for loan losses	362,451	—	—	362,451
Noninterest income	82,334	96,739	(700)	178,373
Noninterest expense	431,705	77,806	(4,588)	504,923
Income before provision for income taxes	13,080	18,933	3,888	35,901
Income tax provision	7,870	5,293	—	13,163
Net income	$5,210	$13,640	$3,888	$22,738
Total assets	$15,831,175	$200,216	$(67,201)	$15,964,190
Total liabilities	$12,547,838	$55,501	$(67,201)	$12,536,138

	As of and for the year ended December 31, 2019
	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$411,264	$—	$—	$411,264
Provision for loan losses	6,300	—	—	6,300
Net interest income after provision for loan losses	404,964	—	—	404,964
Noninterest income	89,840	92,705	(246)	182,299
Noninterest expense	337,323	79,043	(3,682)	412,684
Income before provision for income taxes	157,481	13,662	3,436	174,579
Income tax provision	35,542	3,939	—	39,481
Net income	$121,939	$9,723	$3,436	$135,098
Total assets	$11,515,117	$165,965	$(52,307)	$11,628,775
Total liabilities	$10,046,189	$34,740	$(52,307)	$10,028,622

24. Parent Company Financial Statements
Condensed financial information relative to Eastern Bankshares Inc.'s (“the parent company”) balance sheets at December 31, 2021 and 2020 and the related statements of income and cash flows for the years ended December 31, 2021, 2020 and 2019 are presented below. The statement of shareholders’ equity is not presented below as the parent company’s shareholders’ equity is that of the consolidated Company.

BALANCE SHEETS
	As of December 31,
	2021	2020
	(In thousands)
Assets
Cash and cash equivalents(1)	$134,671	$741,034
Goodwill and other intangibles, net	744	744
Deferred income taxes, net	17,974	10,817
Investment in subsidiaries	3,250,133	2,674,133
Other assets	3,080	1,324
Total assets	$3,406,602	$3,428,052
Liabilities and shareholders’ equity
Other liabilities	$250	$—
Total liabilities	250	—
Shareholders’ equity	3,406,352	3,428,052
Total liabilities and shareholders’ equity	$3,406,602	$3,428,052
(1)Includes $133.5 million that is eliminated in consolidation as of December 31, 2021. The entire balance as of December 31, 2020 is eliminated in consolidation.

STATEMENTS OF INCOME
	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Expenses
Professional services	$7,393	$1,485	$360
Charitable contributions	—	91,287	—
Other	222	151	105
Total expenses	7,615	92,923	465
Loss before income taxes and equity in undistributed income of subsidiaries	(7,615)	(92,923)	(465)
Income tax benefit	(11,344)	(13,933)	(131)
Income (loss) before equity in undistributed income of subsidiaries	3,729	(78,990)	(334)
Equity in undistributed income of subsidiaries	150,936	101,728	135,432
Net income	$154,665	$22,738	$135,098

STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows provided by (used in) operating activities
Net income	$154,665	$22,738	$135,098
Adjustments to reconcile net income to cash provided by operating activities
Equity in undistributed income of subsidiaries	(150,936)	(101,728)	(135,432)
Issuance of common shares donated to the Eastern Bank Foundation	—	91,287	—
ESOP expense	9,408	2,351	—
Change in:
Deferred income taxes, net	(7,157)	(10,817)	—
Other, net	(388)	(350)	25
Net cash provided by operating activities	5,592	3,481	(309)
Cash flows used in investing activities
Investment in Eastern Bank	—	(882,096)	—
Cash paid for acquisition, net of cash acquired	(640,890)	—	—
Return of investments in subsidiary	140,000	—	—
Net cash used in investing activities	(500,890)	(882,096)	—
Cash flows provided by (used in) financing activities
Proceeds from issuance of common shares	—	1,792,878	—
Purchase of shares by ESOP	—	(149,407)	—
Payments for deferred offering costs	—	(28,552)	(346)
Payment of subordinated debentures assumed in business combination (1)	(36,277)	—	—
Payments for shares repurchased under share repurchase plan	(23,224)	—	—
Dividends declared and paid to common shareholders	(51,564)	—	—
Net cash (used in) provided by financing activities	(111,065)	1,614,919	(346)
Net increase in cash and cash equivalents	(606,363)	736,304	(655)
Cash and cash equivalents at beginning of year	741,034	4,730	5,385
Cash and cash equivalents at end of year	$134,671	$741,034	$4,730
(1)The Company deposited funds into escrow prior to the Century acquisition date to pay the balance of subordinated debentures assumed in the Century acquisition which was considered to be defeasance of the debt. Accordingly, Century recorded a payable to the Company in the amount of the escrow deposit and the Company recorded a receivable from Century in the same amount. The payable was reclassified to other assets upon acquisition and is reflected as such balance in the summary of net assets acquired included in Note 3 to the consolidated financial statements. Subsequent to the closing of the acquisition and prior to December 31, 2021, the amounts placed in escrow were disbursed to the holders of the subordinated debentures resulting in a full pay-off of the outstanding balance of the debt.
25. Related Parties
The Company has, and expects to have in the future, related party transactions in the ordinary course of business. The transactions include, but are not limited to, lending activities and deposits services with directors and executive officers of the Company and their affiliates. Based on the Company’s assessment, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Further details relating to certain party transactions are outlined below:
At December 31, 2021 and 2020, the amount of deposits from related parties held by the Company totaled $25.9 million and $10.4 million, respectively.
The amount of loans with related parties at December 31, 2021 and 2020 were $51.5 million and $21.0 million, respectively. The increase in related party loans is primarily attributable to loans acquired from Century for which related party relationships exist. In addition, the Company had commitments to lend to related parties of $35.0 million and $17.3 million at December 31, 2021 and 2020, respectively.
26. Subsequent Events
On January 14, 2022, the Company announced it had entered into an asset purchase agreement for the transfer of the Company’s cannabis-related and money service business deposits relationships, which were acquired from Century, to Needham Bank. The transaction is expected to close in the first half of 2022, subject to regulatory approval and other customary closing conditions. As of December 31, 2021, the aggregate deposit balance of the accounts which are expected to be transferred to Needham Bank was $472.3 million. The Company does not expect to recognize a material gain or loss in connection with this transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K.
Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.
Ernst & Young LLP, Boston, Massachusetts, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, is included below:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastern Bankshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eastern Bankshares, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eastern Bankshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 25, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2022

ITEM 9B. OTHER INFORMATION
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its 2022 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2021 under the headings of “Proposal 1 – Election of Directors,” “Corporate Governance – Code of Business Conduct and Ethics,” “Shareholders Proposals,” “Audit Committee Report,” “Information about our Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” and “Corporate Governance – Audit Committee.”
ITEM 11. EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the Definitive Proxy Statement under the headings of “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information concerning equity compensation plans, the information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	25,463,085	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	25,463,085	(1)
(1)26,146,141 shares were reserved for issuance under the Eastern Bankshares, Inc. 2021 Equity Incentive Plan. Pursuant to the terms of such plan, 683,056 shares of restricted stock were granted and issued to the Company’s non-employee directors on November 30, 2021. For more information, see “Share-Based Compensation Plan” section in Note 16, “Employee Benefits” within these Consolidated Financial Statements.
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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1) The Consolidated Financial Statements (see Item 8 of this Annual Report on Form 10-K):
Reports of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2021 and 2020.
Consolidated statements of income for each of the years in the three-year period ended December 31, 2021.
Consolidated statements of comprehensive income for each of the years in the three-year period ended     December 31, 2021.
Consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2021.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2021.
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
EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.

2.1	Plan of Conversion		S-1	333-239251	06/18/2020	2

2.2	Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Clarion Acquisition Corp., Century Bancorp, Inc. and Century Bank and Trust Company, dated as of April 7, 2021		8-K	001-39610	04/08/2021	2.1

3.1	Amended and Restated Articles of Organization of Eastern Bankshares, Inc.		10-Q	001-39610	11/16/2020	3.1

3.2	Bylaws of Eastern Bankshares, Inc.		10-Q	333-239251	09/24/2020	3.2

4.1	Form of Common Stock Certificate of Eastern Bankshares, Inc.		S-1/A	333-239251	08/05/2020	4

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act		10-K	001-39610	03/29/2021	4.2

10.1	Purchase and Sale Agreement by and among Eastern Bank and Herb Chambers 273 Turnpike Road, LLC (1)		10-Q	001-39610	11/10/2021	10.2

10.2†	Eastern Bank Employee Stock Ownership Plan		S-1	333-239251	06/18/2020	10.1

10.3†	Executive Severance Benefits Agreement with Robert F. Rivers		S-1	333-239251	06/18/2020	10.2

10.4†	Executive Retention and Severance Benefits Agreement with Quincy L. Miller		S-1	333-239251	06/18/2020	10.3

10.5†	Change in Control Agreement with Robert F. Rivers, dated June 15, 2020		S-1	333-239251	06/18/2020	10.4

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.
10.6†	Change in Control Agreement with Quincy L. Miller, dated June 15, 2020		S-1	333-239251	06/18/2020	10.5

10.7†	Form of Change in Control Agreement with other executive officers		S-1	333-239251	06/18/2020	10.6

10.8†	Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.7

10.9†	Amendment to Supplemental Executive Retirement Plan dated July 26, 2021		10-Q	001-39610	11/10/2021	10.1

10.10†	Benefit Equalization Plan		S-1	333-239251	06/18/2020	10.8

10.11†	Outside Directors’ Retainer Continuance Plan, as amended		10-Q	333-239251	09/24/2020	10.9

10.12†	409A Long Term Incentive Plan, as amended		S-1	333-239251	06/18/2020	10.10

10.13†	409A Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.11

10.14†	Eastern Insurance Group LLC Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.12

10.15†	Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.13

10.16†	Eastern Bankshares, Inc. Management Incentive Plan for Eastern Bank Participants		10-Q	001-39610	08/13/2021	10.1

10.17†	Eastern Bankshares, Inc. Management Incentive Plan for Eastern Insurance Group LLC Participants		10-Q	001-39610	08/13/2021	10.2

10.18†	Eastern Bankshares, Inc. 2021 Equity Incentive Plan		S-8	333-239251	11/29/2021	10.1

10.19†	Form of Restricted Stock Award Agreement		S-8	333-239251	11/29/2021	10.2

10.20†	Form of One-Time RSU Award Agreement		8-K	001-39610	01/19/2022	10.1

10.21†	Form of Annual RSU Award Agreement		8-K	001-39610	01/19/2022	10.2

10.22†	Form of One-Time PSU Award Agreement		8-K	001-39610	01/19/2022	10.3

10.23†	Form of Annual PSU Award Agreement		8-K	001-39610	01/19/2022	10.4

21*	Subsidiaries of Eastern Bankshares, Inc.	X

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements.
X

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+.	X
†    Management contract or compensatory plan, contract or arrangement
*    Filed herewith
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

EASTERN BANKSHARES, INC.

/s/ Robert F. Rivers
Robert F. Rivers
Chair and Chief Executive Officer

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert F. Rivers	Director, Chair and Chief Executive Officer	Date: February 25, 2022
Robert F. Rivers	(Principal Executive Officer)

/s/ James B. Fitzgerald	Chief Financial Officer and Chief Administrative Officer	Date: February 25, 2022
James B. Fitzgerald	(Principal Financial Officer)

/s/ David A. Ahlquist	Principal Accounting Officer	Date: February 25, 2022
David A. Ahlquist

/s/ Richard C. Bane	Director	Date: February 25, 2022
Richard C. Bane

/s/ Luis A. Borgen	Director	Date: February 25, 2022
Luis A. Borgen

/s/ Joseph T. Chung	Director	Date: February 25, 2022
Joseph T. Chung

/s/ Paul M. Connolly	Director	Date: February 25, 2022
Paul M. Connolly

/s/ Bari A. Harlam	Director	Date: February 25, 2022
Bari A. Harlam

/s/ Diane S. Hessan	Director	Date: February 25, 2022
Diane S. Hessan

/s/ Richard E. Holbrook	Director	Date: February 25, 2022
Richard E. Holbrook

/s/ Deborah C. Jackson	Director	Date: February 25, 2022
Deborah C. Jackson

/s/ Peter K. Markell	Director	Date: February 25, 2022
Peter K. Markell

/s/ Greg A. Shell	Director	Date: February 25, 2022
Greg A. Shell

/s/ Paul D. Spiess	Director	Date: February 25, 2022
Paul D. Spiess