Form 10-Q
period 2022-03-31
Eastern Bankshares, Inc.
filed 2022-05-10
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☒  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
182,674,973 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of May 4, 2022.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$118,362	$144,634
Short-term investments	712,132	1,087,158
Cash and cash equivalents	830,494	1,231,792
Securities:
Available for sale (amortized cost $8,456,620 and $8,587,179, respectively)	7,917,305	8,511,224
Held to maturity (fair value $392,123 and $0, respectively)	395,434	—
Total securities	8,312,739	8,511,224
Loans held for sale	1,166	1,206
Loans:
Commercial and industrial	2,886,560	2,960,527
Commercial real estate	4,609,824	4,522,513
Commercial construction	246,093	222,328
Business banking	1,201,007	1,334,694
Residential real estate	1,936,182	1,926,810
Consumer home equity	1,099,211	1,100,153
Other consumer	203,326	214,485
Total loans	12,182,203	12,281,510
Less: allowance for loan losses	(124,166)	(97,787)
Less: unamortized premiums, net of unearned discounts and deferred fees	(24,434)	(26,442)
Net loans	12,033,603	12,157,281
Federal Home Loan Bank stock, at cost	10,904	10,904
Premises and equipment	73,180	80,984
Bank-owned life insurance	157,954	157,091
Goodwill and other intangibles, net	654,759	649,703
Deferred income taxes, net	183,137	76,535
Prepaid expenses	188,704	179,330
Other assets	389,432	456,078
Total assets	$22,836,072	$23,512,128
LIABILITIES AND EQUITY
Deposits:
Demand	$6,788,742	$7,020,864
Interest checking accounts	4,662,134	4,478,566
Savings accounts	2,089,427	2,077,495
Money market investment	5,406,198	5,525,005
Certificates of deposit	446,315	526,381
Total deposits	19,392,816	19,628,311
Borrowed funds:
Federal Home Loan Bank advances	13,689	14,020
Escrow deposits of borrowers	21,233	20,258
Total borrowed funds	34,922	34,278
Other liabilities	399,942	443,187
Total liabilities	19,827,680	20,105,776
Commitments and contingencies (see footnote 12)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 183,438,711 and 186,305,332 shares issued and outstanding at, March 31, 2022 and December 31, 2021, respectively	1,834	1,863
Additional paid in capital	1,777,670	1,835,241
Unallocated common shares held by the Employee Stock Ownership Plan	(141,455)	(142,709)
Retained earnings	1,782,997	1,768,653
Accumulated other comprehensive loss, net of tax	(412,654)	(56,696)
Total shareholders’ equity	3,008,392	3,406,352
Total liabilities and shareholders’ equity	$22,836,072	$23,512,128
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$101,367	$88,639
Taxable interest and dividends on securities	27,876	10,206
Non-taxable interest and dividends on securities	1,806	1,856
Interest on federal funds sold and other short-term investments	436	432
Total interest and dividend income	131,485	101,133
Interest expense:
Interest on deposits	3,322	1,002
Interest on borrowings	39	40
Total interest expense	3,361	1,042
Net interest income	128,124	100,091
Release of allowance for loan losses	(485)	(580)
Net interest income after provision for loan losses	128,609	100,671
Noninterest income:
Insurance commissions	28,713	28,147
Service charges on deposit accounts	8,537	5,367
Trust and investment advisory fees	6,141	5,663
Debit card processing fees	2,945	2,749
Interest rate swap income	2,932	5,405
(Losses) income from investments held in rabbi trusts	(4,433)	1,846
Gains on sales of mortgage loans held for sale, net	169	1,479
(Losses) gains on sales of securities available for sale, net	(2,172)	1,164
Other	3,583	3,392
Total noninterest income	46,415	55,212
Noninterest expense:
Salaries and employee benefits	69,526	64,040
Office occupancy and equipment	11,614	8,217
Data processing	15,320	12,129
Professional services	4,701	4,148
Marketing	1,574	1,691
Loan expenses	1,168	1,847
FDIC insurance	1,412	948
Amortization of intangible assets	827	532
Other	2,724	497
Total noninterest expense	108,866	94,049
Income before income tax expense	66,158	61,834
Income tax expense	14,642	14,171
Net income	$51,516	$47,663
Basic earnings per share	$0.30	$0.28
Diluted earnings per share	$0.30	$0.28
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$51,516	$47,663
Other comprehensive loss, net of tax:
Net change in fair value of securities available for sale	(352,025)	(74,904)
Net change in fair value of cash flow hedges	(3,809)	(5,948)
Net change in other comprehensive income for defined benefit postretirement plans	(124)	426
Total other comprehensive loss	(355,958)	(80,426)
Total comprehensive loss	$(304,442)	$(32,763)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2022 and 2021

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2020	186,758,154	$1,868	$1,854,068	$1,665,607	$54,234	$(147,725)	$3,428,052
Dividends to common shareholders	—	—	—	(10,324)	—	—	(10,324)
Net income	—	—	—	47,663	—	—	47,663
Other comprehensive loss, net of tax	—	—	—	—	(80,426)	—	(80,426)
ESOP shares committed to be released	—	—	827	—	—	1,253	2,080
Balance at March 31, 2021	186,758,154	$1,868	$1,854,895	$1,702,946	$(26,192)	$(146,472)	$3,387,045

Balance at December 31, 2021	186,305,332	$1,863	$1,835,241	$1,768,653	$(56,696)	$(142,709)	$3,406,352
Cumulative effect of accounting adjustment (1)	—	—	—	(20,098)	—	—	(20,098)
Dividends to common shareholders	—	—	—	(17,074)	—	—	(17,074)
Repurchased common stock	(2,866,621)	(29)	(60,566)	—	—	—	(60,595)
Share-based compensation	—	—	1,623	—	—	—	1,623
Net income	—	—	—	51,516	—	—	51,516
Other comprehensive loss, net of tax	—	—	—	—	(355,958)	—	(355,958)
ESOP shares committed to be released	—	—	1,372	—	—	1,254	2,626
Balance at March 31, 2022	183,438,711	$1,834	$1,777,670	$1,782,997	$(412,654)	$(141,455)	$3,008,392
(1)Represents gross transition adjustment amount of $28.0 million, net of taxes of $7.9 million, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2016-13. Refer to Note 4, “Loans and Allowance for Credit Losses” for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2022	2021

Operating activities
Net income	$51,516	$47,663
Adjustments to reconcile net income to net cash provided by operating activities
Release of provision for loan losses	(485)	(580)
Depreciation and amortization	3,803	3,283
Accretion of deferred loan fees and premiums, net	(2,653)	(6,859)
Deferred income tax expense	14,129	5,118
Amortization of investment security premiums and discounts	4,669	3,277
Right-of-use asset amortization	3,272	2,862
Share-based compensation	1,623	—
Increase in cash surrender value of bank-owned life insurance	(863)	(549)
Loss (gain) on sale of securities available for sale, net	2,172	(1,164)
Amortization of gains from terminated interest rate swaps	(5,298)	(8,274)
Employee Stock Ownership Plan expense	2,626	2,080
Other	1,013	(8)
Change in:
Loans held for sale	40	(863)
Prepaid pension expense	(7,680)	838
Other assets	40,300	43,683
Other liabilities	(39,806)	(25,597)
Net cash provided by operating activities	68,378	64,910
Investing activities
Proceeds from sales of securities available for sale	232,561	23,236
Proceeds from maturities and principal paydowns of securities available for sale	362,680	214,085
Purchases of securities available for sale	(471,543)	(1,137,969)
Proceeds from maturities and principal paydowns of securities held to maturity	421	—
Purchases of securities held to maturity	(395,835)	—
Contributions to low income housing tax credit investments	(5,642)	(2,727)
Distributions from other equity investments	606	7
Net decrease (increase) in outstanding loans	99,847	(171,325)
Proceeds from life insurance policies	19,736	—
Acquisitions, net of cash and cash equivalents acquired	(5,200)	—
Purchased banking premises and equipment, net	(3,280)	(719)
Proceeds from sale of premises held for sale	8,390	736
Net cash used in investing activities	(157,259)	(1,074,676)
Financing activities
Net (decrease) increase in demand, savings, interest checking, and money market investment deposit accounts	(155,429)	840,423
Net decrease in time deposits	(80,066)	(15,332)
Net increase in borrowed funds	644	1,302
Contingent consideration paid	(63)	(41)
Payments for repurchases of common stock	(60,595)	—
Dividends declared and paid to common shareholders	(16,908)	(10,324)
Net cash provided by financing activities	(312,417)	816,028
Net (decrease) increase in cash, cash equivalents, and restricted cash	(401,298)	(193,738)
Cash, cash equivalents, and restricted cash at beginning of period	1,231,792	2,054,070
Cash, cash equivalents, and restricted cash at end of period	$830,494	$1,860,332
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$3,343	$1,049
Income taxes	5,505	4,858
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$530	$2,943
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
The accompanying consolidated balance sheet as of March 31, 2022, the consolidated statements of income and comprehensive income and of changes in equity for the three months ended March 31, 2022 and 2021 and statement of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of March 31, 2022 and those that were adopted during the three months ended March 31, 2022. For a full discussion of significant accounting policies, refer to the notes included within the Company’s 2021 Form 10-K.
Use of Estimates
In preparing the Consolidated Financial Statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods reported. Actual results could differ from those estimates based on changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, valuation and fair value measurements, the liabilities for benefit obligations (particularly pensions), the provision for income taxes and impairment of goodwill and other intangibles.

Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of March 31, 2022:
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments–Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The amendments in this update eliminate the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on vintage disclosures, referenced in ASC 326-20-50, to require disclosure of current-period gross write-offs by year of origination. This update supersedes the existing account guidance for TDRs in ASC 310-40 in its entirety and requires entities to evaluate all receivable modifications under existing accounting guidance in ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan. In addition to the elimination of TDR accounting guidance, entities that adopt this update no longer consider renewals, modification and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses. Further, if an entity employs a discounted cash flow method to calculate the allowance for credit losses, it will be required to use a post-modification-derived effective interest rate as part of its calculation. The update also requires new disclosures for receivables for which there has been a modification in their contractual cash flows resulting from borrowers experiencing financial difficulties. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities may elect to apply the updated guidance on TDR recognition and measurement by using a modified retrospective transition method. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
Relevant standards that were adopted during the three months ended March 31, 2022:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses on Financial Instruments and relevant amendments (Topic 326) (“ASU 2016-13”). This update was created to replace the then-current GAAP method of calculating credit losses. Specifically, the standard replaces the existing incurred loss impairment guidance by requiring immediate recognition of expected credit losses. For financial assets carried at amortized cost that are held at the reporting date (including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets), credit losses are measured based on historical experience, current conditions and reasonable supportable forecasts. The standard also amends existing impairment guidance for available for sale securities, in which credit losses will be recorded as an allowance versus a write-down of the amortized cost basis of the security. It also allows for a reversal of impairment loss when the credit of the issuer improves. The guidance requires a cumulative effect of the initial application to be recognized in retained earnings at the date of initial application.
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
On January 1, 2022, the Company adopted ASUs 2016-13, 2018-19 and 2019-11 (codified in ASC 326, “Financial Instruments-Credit Losses”), which replaced the incurred loss methodology (codified in ASC 450, “Contingencies,” ASC 310, “Receivables” and ASC 320, “Debt Securities”) with an expected loss methodology that is referred to as current expected credit losses methodology (“CECL methodology”). The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures by means of a cumulative-effect adjustment to the opening retained earnings balance on the Company’s consolidated balance sheet as of the Company’s date of adoption of January 1, 2022. Accordingly, results for reporting periods beginning after December

31, 2021 are presented under ASU 2016-13, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $20.1 million, net of deferred taxes of $7.9 million, as of January 1, 2022, for the cumulative effect of adopting ASU 2016-13. The Company adopted ASU 2016-13 using the prospective transition approach for purchased credit-deteriorated (“PCD”) financial assets that were previously classified as purchased credit-impaired (“PCI”) financial assets and accounted for under ASC 310-30. In accordance with ASU 2016-13, the Company did not reassess whether its assets previously classified as PCI assets met the criteria of PCD assets as of the date of adoption. Rather, loans previously determined to be PCI loans are considered to be PCD loans as of January 1, 2022. On January 1, 2022, the amortized cost basis of the PCD assets was adjusted to reflect the addition of the allowance for loan losses on PCD loans. The remaining noncredit discount will be accreted into the Company’s interest income at the then-effective interest rate as of January 1, 2022. The amount of the adjustment for PCD assets was not material to the Company.
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update addresses optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. For public and nonpublic entities, the guidance is effective as of March 12, 2020 through December 31, 2022 and does not apply to contract modifications made after December 31, 2022. The Company performed a review its contracts and existing processes to assess the risks and potential impact of the transition away from LIBOR and noted no material impact to the Company’s consolidated financial statements as of March 31, 2022.
Significant Accounting Policies
The adoption of the ASUs 2016-13, 2018-19 and 2019-11 resulted in changes in the Company’s accounting policies and estimates as it relates to available for sale securities, held to maturity securities, loans receivable and off-balance sheet commitments to lend. The following describes the changes to the Company’s significant accounting policies from December 31, 2021, that resulted from the adoption of the ASUs described above:
Allowance for Credit Losses - Available for Sale Securities
ASU 2016-13 made targeted changes to ASC 320 to eliminate the concept of “other than temporary” from the impairment loss estimation model for available for sale (“AFS”) securities. A summary of the changes made by the Company to the existing impairment model (previously referred to as the “OTTI” impairment model) as a result of adoption of ASU 2016-13 is as follows:
•The use of an allowance approach, rather than a permanent write-down of a security’s cost basis upon determination of an impairment loss.
•The amount of the allowance is limited to the amount at which the security’s fair value is less than its amortized cost basis.
•The Company may not consider the length of time a security’s fair value has been less than amortized cost.
•The Company may not consider recoveries in fair value after the balance sheet date when assessing whether a credit loss exists.
The Company’s AFS securities are carried at fair value. For AFS securities in an unrealized loss position, management will first evaluate whether there is intent to sell a security, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security’s amortized cost basis to fair value through income. For those AFS securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. federal government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, the security will be written down to fair value, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the security is determined to be uncollectible, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met. On January 1, 2022, the date on which the Company adopted ASU 2016-13, no allowance for credit losses was recorded for AFS securities.

Refer to Note 3, “Securities” for additional information regarding the measurement of impairment losses on AFS securities.
Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on held to maturity (“HTM”) securities on a collective basis by major security type which, as of March 31, 2022, includes government-sponsored residential and commercial mortgage-backed securities. Securities in the Company’s held to maturity portfolio are guaranteed by either the U.S. federal government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined that these securities have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities. The Company held no securities classified as held to maturity at December 31, 2021. Refer to Note 3, “Securities” for additional information regarding the measurement of credit losses on HTM securities.
Allowance for Loan Losses - Loans Held for Investment
Loans Individually Assessed for Impairment
ASU 2016-13 indicates that a loan should be measured for impairment individually if that loan shares no similar risk characteristics with other loans. For the Company, loans which have been identified as those to be individually assessed for impairment under CECL include loans that do not share similar risk characteristics with other loans in the corresponding reserve segment. Characteristics of loans meeting this definition may include, but is not limited to:
•Loans previously restructured and determined to be TDR loans;
•Loans on non-accrual status; and
•Loans with a risk rating of 12 under the Company’s risk rating scale, substandard (well-defined weakness) or worse.
Collateral-Dependent Loans
Management considers a loan to be collateral-dependent when foreclosure of the underlying collateral is probable. In addition, in accordance with ASU 2016-13, the Company elected to apply the collateral-dependent practical expedient whereby the Company measures expected credit losses using the fair value of the collateral, less any estimated costs to sell, when foreclosure is not probable but repayment of the loan is expected to be provided substantially through the operation or sale of the collateral, and the borrower is experiencing financial difficulty.
Troubled Debt Restructured Loans
In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR. Modifications may include adjustments to interest rates, extensions of maturity, consumer loans where the borrower’s obligations have been effectively discharged through Chapter 7 bankruptcy and the borrower has not reaffirmed the debt to the Company, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Prior to the Company’s adoption of ASU 2016-13, all TDR loans were subject to a specific review for impairment loss each period beginning in the period in which the modification was executed. Subsequent to the adoption of ASU 2016-13, management identifies loans as TDR loans when it has a reasonable expectation that it will execute a TDR modification with a borrower. In addition, subsequent to adoption of ASU 2016-13, management estimates expected credit losses on a collective basis if a group of TDR loans share similar risk characteristics. If a TDR loan’s risk characteristics are not similar to those of any of the Company’s other TDR loans, expected credit losses on the TDR loan are measured individually. The impairment analysis discounts the present value of the anticipated cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification or the fair value of collateral if the loan is collateral dependent. The amount of credit loss, if any, is recorded as a specific loss allocation to each individual loan or as a loss allocation to the pool of loans, for those loans for which credit loss is measured on a collective basis, in the allowance for credit losses. Any commercial (commercial and industrial, commercial real estate, commercial construction, and business banking loans) or residential loan that has been classified as a TDR and which subsequently defaults is reviewed to determine if the loan should be deemed collateral-dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell.
The Company’s policy is to retain any restructured loan, which is on non-accrual status prior to being modified, on non-accrual status for approximately six months subsequent to being modified before the Company considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, the Company reviews it to determine if the modified loan should remain on accrual status.

Purchased Credit-Deteriorated Loans
As described above, the Company applied the prospective transition approach with respect to PCD assets upon adoption of ASU 2016-13. Under this approach, loans previously determined to be PCI loans are considered to be PCD loans as of January 1, 2022. PCD loans are acquired individual loans (or acquired groups of loans with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. A PCD loan is recorded at its purchase price plus the allowance for loan losses expected at the time of acquisition, or “gross up” of the amortized cost basis, if any. Changes in the current estimate of the allowance for loan losses subsequent to acquisition from the estimated allowance previously recorded are recognized in the income statement as provision for credit losses or reversal of provision for credit losses in subsequent periods as they arise. A purchased loan that does not qualify as a PCD asset is accounted for similar to the Company’s method of accounting for originated assets, whereby an allowance for loan losses is recognized with a corresponding increase to the income statement provision for loan losses. Evidence that purchased loans, measured at amortized cost, have more-than-insignificant deterioration in credit quality since origination and, therefore meet the PCD definition, may include past-due status, non-accrual status, risk rating and other standard indicators (i.e., TDRs, charge-offs, bankruptcy).
Allowance for Credit Losses
Through December 31, 2021, the allowance for loan losses represented management’s best estimate of incurred probable losses in the Company’s loan portfolios based upon management’s assessment of various factors, including the risk characteristics of its loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs. The Company’s methodology for determining the qualitative component through December 31, 2021 included an assessment of factors affecting the determination of incurred losses in the loan portfolio. Such factors included trends in economic conditions, loan growth, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons, among others. Upon adoption of ASU 2016-13, effective January 1, 2022, the Company changed its reserve methodology to estimate expected credit losses over the contractual life of loans and leases.
The allowance for credit losses, or ACL, is established to provide for the Company’s current estimate of expected lifetime credit losses on loans measured at amortized cost and unfunded lending commitments at the balance sheet date and is established through a provision for credit losses charged to net income. Credit losses are charged directly to the ACL. Subsequent recoveries, if any, are credited to the ACL. Commercial and residential loans are charged-off in the period in which they are deemed uncollectible. Delinquent loans in these product types are subject to ongoing review and analysis to determine if a charge-off in the current period is appropriate. For consumer finance loans, policies and procedures exist that require charge-off consideration upon a certain triggering event depending on the product type. Charge-off triggers include: 120 days delinquent for automobile, home equity, and other consumer loans with the exception of cash reserve loans for which the trigger is 150 days delinquent; death of the borrower; or Chapter 7 bankruptcy. In addition to those events, the charge-off determination includes other loan quality indicators, such as collateral position and adequacy or the presence of other repayment sources.
The ACL is evaluated on a regular basis by management. Management uses a methodology to systematically estimate the amount of expected lifetime losses in the portfolio. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. For commercial and industrial, commercial real estate, commercial construction and business banking portfolios, the quantitative model uses a loan rating system which is comprised of management’s determination of a financial asset’s probability of default (“PD”), loss given default (“LGD”) and exposure at default (“EAD”), which are derived from historical loss experience and other factors. For residential real estate, consumer home equity and other consumer portfolios, the Company’s quantitative model uses historical loss experience.
The quantitative model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company’s historical loss average. Management has determined that a reasonable and supportable forecast period of eight quarters, and a straight-line reversion period of four quarters, are appropriate forecast periods for purposes of estimating expected credit losses. As described above, quantitative model results are adjusted for risk factors not considered within the model but which are relevant in estimating the expected credit losses within the loan portfolio. The qualitative risk factors impacting the expected risk of loss within the loan portfolio include the following:
•Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices;
•Nature and volume of the portfolio;

•Volume and severity of past-due, non-accrual and classified loans;
•The value of the underlying collateral for loans that are not collateral dependent;
•Concentrations of credit risk;
•Model and data limitations; and
•Other external factors, such as changes in legal, regulatory or competitive environments.
Loans that do not share similar risk characteristics with any pools of assets are subject to individual evaluation and are removed from the collectively assessed pools. For loans that are individually evaluated, the Company uses either a discounted cash flow (“DCF”) approach or, for loans deemed to be collateral dependent or when foreclosure is probable, a fair value of collateral approach.
Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within other assets on the consolidated balance sheet. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy. Consistent with the Company's policy for non-accrual loans, accrued interest receivable is typically written off when loans reach 90 days past due and are placed on non-accrual status.
In the ordinary course of business, the Company enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet.
Additionally, various regulatory agencies, as an integral part of the Company’s examination process, periodically assess the appropriateness of the allowance for credit losses and may require the Company to increase its allowance for loan losses or recognize further loan charge-offs, in accordance with GAAP.
Refer to Note 4, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of credit losses on loans receivable and off-balance sheet commitments to lend as of March 31, 2022. For comparative allowance for loan loss information for which ASC 450, “Contingencies” and ASC 310, “Receivables” were applied (i.e., prior to the Company’s adoption of the CECL methodology previously described), refer to Note 5, “Loans and Allowance for Loan Losses.”
3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of AFS securities as of March 31, 2022 and December 31, 2021 were as follows:

	As of March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$5,329,748	$264	$(360,666)	$—	$4,969,346
Government-sponsored commercial mortgage-backed securities	1,707,131	—	(91,204)	—	1,615,927
U.S. Agency bonds	1,099,916	—	(86,017)	—	1,013,899
U.S. Treasury securities	59,458	—	(3,223)	—	56,235
State and municipal bonds and obligations	258,769	2,792	(1,245)	—	260,316
Other debt securities	1,598	—	(16)	—	1,582
	$8,456,620	$3,056	$(542,371)	$—	$7,917,305

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$5,577,292	$17,918	$(70,502)	$5,524,708
Government-sponsored commercial mortgage-backed securities	1,420,748	760	(12,640)	1,408,868
U.S. Agency bonds	1,202,377	1,067	(28,430)	1,175,014
U.S. Treasury securities	89,434	5	(834)	88,605
State and municipal bonds and obligations	263,910	16,460	(41)	280,329
Small business administration pooled securities	31,821	282	—	32,103
Other debt securities	1,597	—	—	1,597
	$8,587,179	$36,492	$(112,447)	$8,511,224
The Company did not record a provision for credit losses on any AFS securities for the three months ended March 31, 2022. Accrued interest receivable on AFS securities totaled $13.8 million and $14.3 million as of March 31, 2022 and December 31, 2021, respectively, and is included within other assets on the consolidated balance sheets. The Company did not record any write-offs of accrued interest income on AFS securities during the three months ended March 31, 2022. No securities held by the Company were delinquent on contractual payments as of March 31, 2022, nor were any securities placed on non-accrual status for the period then ended.
Gross realized gains from sales of AFS securities during the three months ended March 31, 2022 and 2021 were $1.0 million and $1.2 million, respectively. Gross realized losses from sales of AFS securities during the three months ended March 31, 2022 were $3.2 million. The Company had no significant gross realized losses from sales of AFS securities during the three months ended March 31, 2021. There was no OTTI recorded during the three months ended March 31, 2021.
Prior to the Company’s adoption of ASU 2016-13, management prepared an estimate of the Company’s expected cash flows for AFS investment securities that potentially may be deemed to have been an OTTI. This estimate began with the contractual cash flows of the security which was then reduced by an estimate of probable credit losses associated with the security. When estimating the extent of probable losses on the securities, management considered the credit quality and the ability to pay of the underlying issuers. Indicators of diminished credit quality of the issuers included defaults, interest deferrals, or “payments in kind.” Management also considered those factors listed in the “Investments – Debt and Equity Securities” topic of the FASB ASC when estimating the ultimate realizability of the cash flows for each individual security.
The resulting estimate of expected cash flows after considering credit was then subject to a present value computation using a discount rate equal to the current yield used to accrete the beneficial interest or the effective interest rate implicit in the security at the date of acquisition. If the present value of the estimated expected cash flows was less than the current amortized cost basis, an OTTI was considered to have occurred and the security was written down to the fair value indicated by the cash flow analysis. As part of the analysis, management considered whether it intended to sell the security or whether it was more than likely that it would be required to sell the security before the expected recovery of its amortized cost basis.
Information pertaining to AFS securities with gross unrealized losses as of March 31, 2022, for which the Company did not recognize a provision for credit losses under CECL, and as of December 31, 2021, for which the Company did not deem to be OTTI under its prior methodology, aggregated by investment category and length of time that individual securities had been in a continuous loss position, follows:

	As of March 31, 2022
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	322	$223,347	$3,513,073	$137,319	$1,403,234	$360,666	$4,916,307
Government-sponsored commercial mortgage-backed securities	205	85,425	1,548,080	5,779	67,847	91,204	1,615,927
U.S. Agency bonds	37	12,573	226,708	73,444	787,191	86,017	1,013,899
U.S. Treasury securities	2	3,223	56,235	—	—	3,223	56,235
State and municipal bonds and obligations	103	1,245	82,709	—	—	1,245	82,709
Other debt securities	3	16	1,582	—	—	16	1,582
	672	$325,829	$5,428,387	$216,542	$2,258,272	$542,371	$7,686,659

	As of December 31, 2021
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	264	$70,502	$4,615,457	$—	$—	$70,502	$4,615,457
Government-sponsored commercial mortgage-backed securities	165	12,218	1,102,444	422	15,682	12,640	1,118,126
U.S. Agency bonds	27	2,169	191,222	26,261	794,353	28,430	985,575
U.S. Treasury securities	3	834	78,588	—	—	834	78,588
State and municipal bonds and obligations	11	41	5,436	—	—	41	5,436
	470	$85,764	$5,993,147	$26,683	$810,035	$112,447	$6,803,182
The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize a provision for credit losses on these investments as of March 31, 2022. As it relates to securities with gross unrealized losses as of December 31, 2021, the Company did not consider these investments to be OTTI under its prior methodology. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, and volatility of earnings.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the tables above by category are as follows as of March 31, 2022 and December 31, 2021:
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
•U.S. Treasury securities – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. government.
•State and municipal bonds and obligations – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality.
•Other debt securities – This securities portfolio consists of three foreign debt securities which are performing in accordance with the terms of the respective contractual agreements. The decline in market value of these securities is attributable to changes in interest rates and not credit quality.
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, and fair value of HTM securities as of March 31, 2022 were as follows:

	As of March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$192,231	$—	$(3,318)	$—	$188,913
Government-sponsored commercial mortgage-backed securities	203,203	17	(10)	—	203,210
	$395,434	$17	$(3,328)	$—	$392,123
The Company held no HTM securities as of December 31, 2021.
The Company did not record a provision for estimated credit losses on any HTM securities for the three months ended March 31, 2022. Accrued interest receivable on HTM securities totaled $0.8 million as of March 31, 2022 and is included within other assets on the consolidated balance sheets. The Company did not record any write-offs of accrued interest income on HTM securities during the three months ended March 31, 2022. No securities held by the Company were delinquent on contractual payments as of March 31, 2022, nor were any securities placed on non-accrual status for the period then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of March 31, 2022 and December 31, 2021 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of March 31, 2022
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale securities
Government-sponsored residential mortgage-backed securities	$1	$1	$20,992	$21,143	$832,510	$790,125	$4,476,245	$4,158,077	$5,329,748	$4,969,346
Government-sponsored commercial mortgage-backed securities	—	—	190,509	182,639	700,994	658,732	815,628	774,556	1,707,131	1,615,927
U.S. Agency bonds	—	—	578,810	537,301	521,106	476,598	—	—	1,099,916	1,013,899
U.S. Treasury securities	10,000	9,955	49,458	46,280	—	—	—	—	59,458	56,235
State and municipal bonds and obligations	4,659	4,653	36,766	36,723	68,574	68,850	148,770	150,090	258,769	260,316
Other debt securities	300	299	1,298	1,283	—	—	—	—	1,598	1,582
Total available for sale securities	14,960	14,908	877,833	825,369	2,123,184	1,994,305	5,440,643	5,082,723	8,456,620	7,917,305
Held to maturity securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	192,231	188,913	192,231	188,913
Government-sponsored commercial mortgage-backed securities	—	—	—	—	203,203	203,210	—	—	203,203	203,210
Total held to maturity securities	—	—	—	—	203,203	203,210	192,231	188,913	395,434	392,123
Total	$14,960	$14,908	$877,833	$825,369	$2,326,387	$2,197,515	$5,632,874	$5,271,636	$8,852,054	$8,309,428

	As of December 31, 2021
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale securities
Government-sponsored residential mortgage-backed securities	$—	$—	$24,935	$25,962	$899,169	$892,029	$4,653,188	$4,606,717	$5,577,292	$5,524,708
Government-sponsored commercial mortgage-backed securities	—	—	139,095	137,755	387,177	378,414	894,476	892,699	1,420,748	1,408,868
U.S. Agency bonds	5,508	5,515	531,821	520,935	665,048	648,564	—	—	1,202,377	1,175,014
U.S. Treasury securities	40,010	40,001	49,424	48,604	—	—	—	—	89,434	88,605
State and municipal bonds and obligations	6,137	6,116	33,692	34,704	72,226	75,416	151,855	164,093	263,910	280,329
Small Business Administration pooled securities	—	—	4,062	4,092	—	—	27,759	28,011	31,821	32,103
Other debt securities	300	300	1,297	1,297	—	—	—	—	1,597	1,597
Total	$51,955	$51,932	$784,326	$773,349	$2,023,620	$1,994,423	$5,727,278	$5,691,520	$8,587,179	$8,511,224
Securities Pledged as Collateral
As of March 31, 2022 and December 31, 2021, securities with a carrying value of $491.2 million and $2.2 billion, respectively, were pledged to secure public deposits and for other purposes required by law. As of March 31, 2022 and December 31, 2021, deposits with associated pledged collateral included Eastern Wealth Management cash accounts and municipal accounts. At March 31, 2022 and December 31, 2021, the carrying value of securities pledged as collateral with respect to municipal accounts acquired from Century Bancorp, Inc. (“Century”) was approximately $461.9 million and $2.1 billion, respectively. During the first quarter of 2022, the Company eliminated certain pledging arrangements acquired from Century which resulted in the decrease in securities pledged at March 31, 2022 compared to December 31, 2021.

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	At March 31,	At December 31,
	2022	2021
	(In thousands)
Commercial and industrial	$2,886,560	$2,960,527
Commercial real estate	4,609,824	4,522,513
Commercial construction	246,093	222,328
Business banking	1,201,007	1,334,694
Residential real estate	1,936,182	1,926,810
Consumer home equity	1,099,211	1,100,153
Other consumer	203,326	214,485
Gross loans before unamortized premiums, unearned discounts and deferred fees	12,182,203	12,281,510
Allowance for loan losses (1)	(124,166)	(97,787)
Unamortized premiums, net of unearned discounts and deferred fees	(24,434)	(26,442)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees	$12,033,603	$12,157,281
(1)The Company adopted ASU 2016-13 on January 1, 2022 with a modified retrospective approach. Accordingly, at March 31, 2022 the allowance for loan losses at was determined in accordance with ASC 326, “Financial Instruments-Credit Losses” and ASC 310, “Receivables,” as amended. At December 31, 2021 the allowance for loan losses was determined in accordance with ASC 450, “Contingencies” and ASC 310, “Receivables.”
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $3.0 billion and $2.6 billion March 31, 2022 and December 31, 2021, respectively. The balance of funds borrowed from the FHLBB were $13.7 million and $14.0 million at March 31, 2022 and December 31, 2021, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $799.9 million and $784.0 million at March 31, 2022 and December 31, 2021, respectively. There were no funds borrowed from the FRB outstanding at March 31, 2022 and December 31, 2021.
Serviced Loans
At March 31, 2022 and December 31, 2021, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $91.2 million and $95.8 million, respectively.
Allowance for Loan Losses

The allowance for loan losses is established to provide for management’s estimate of expected lifetime credit losses on loans measured at amortized cost at the balance sheet date and is established through a provision for loan losses charged to net income. Charge-offs, net of recoveries, are charged directly to the allowance. Commercial and residential loans are charged-off in the period in which they are deemed uncollectible. Delinquent loans in these product types are subject to ongoing review and analysis to determine if a charge-off in the current period is appropriate. For consumer loans, policies and procedures exist that require charge-off consideration upon a certain triggering event depending on the product type.
The following table summarizes the change in the allowance for loan losses by loan category for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance, prior to adoption of ASU 2016-13	$18,018	$52,373	$2,585	$10,983	$6,556	$3,722	$3,308	$242	$97,787
Cumulative effect of change in accounting principle (1)	11,533	(6,655)	1,485	6,160	13,489	1,857	(541)	(242)	27,086
Charge-offs	(1)	—	—	(945)	—	—	(661)	—	(1,607)
Recoveries	250	14	—	928	10	4	179	—	1,385
(Release of) provision	(2,959)	(1,120)	344	143	2,188	435	484	—	(485)
Ending balance (2)	$26,841	$44,612	$4,414	$17,269	$22,243	$6,018	$2,769	$—	$124,166
(1)Represents the adjustment needed to reflect the cumulative day one impact pursuant to the Company’s adoption of ASU 2016-13 (i.e., cumulative effect adjustment related the adoption of ASU 2016-13 as of January 1, 2022). The adjustment represents a $27.1 million increase to the allowance attributable to the change in accounting methodology for estimating the allowance for loan losses resulting from the Company’s adoption of the standard. The adjustment also includes the adjustment needed to reflect the day one reclassification of the Company’s PCI loan balances to PCD and the associated gross-up of $0.1 million, pursuant to the Company’s adoption of ASU 2016-13.
(2)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $31.4 million at March 31, 2022.
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. Upon adoption of ASU 2016-13 on January 1, 2022, the Company recorded a transition adjustment related to the reserve for unfunded lending commitments of $1.0 million, resulting in a total reserve for unfunded lending commitments of $11.1 million as of January 1, 2022. As of March 31, 2022, the Company’s reserve for unfunded commitments was $10.4 million which is recorded within other liabilities.
Portfolio Segmentation
Management uses a methodology to systematically estimate the amount of expected losses in the portfolio. Commercial and industrial business banking, investment commercial real estate, and commercial and industrial loans are evaluated based upon loan-level risk characteristics, historical losses and other factors which form the basis for estimating expected losses. Other portfolios, including owner occupied commercial real estate, which includes commercial and industrial and business banking owner occupied commercial real estate, commercial construction, residential mortgages, home equity and consumer loans, are analyzed as groups taking into account delinquency ratios, and the Company’s and peer banks’ historical loss experience. For the purposes of estimating the allowance for loan losses, management segregates the loan portfolio into loan categories that share similar risk characteristics such as the purpose of the loan, repayment source, and collateral. These characteristics are considered when determining the appropriate level of the allowance for each category. Some examples of these risk characteristics unique to each loan category include:
Commercial Lending

Commercial and industrial: The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Collateral frequently consists of a first lien position on business assets including, but not limited to accounts receivable, inventory, aircraft and equipment. The primary repayment source is operating cash flow and, secondarily, the liquidation of assets. Under its lending guidelines, the Company generally requires a corporate or personal guarantee from individuals that hold material ownership in the borrowing entity when the loan-to-value of a commercial and industrial loan is in excess of a specified threshold.
Commercial real estate: Collateral values are established by independent third-party appraisals and evaluations. Primary repayment sources include operating income generated by the real estate, permanent debt refinancing, sale of the real estate and, secondarily, liquidation of the collateral. Under its lending guidelines, the Company generally requires a corporate or personal guarantee from individuals that hold material ownership in the borrowing entity when the loan-to-value of a commercial real estate loan is in excess of a specified threshold.
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
Other consumer: The Company’s policy and underwriting in this category, which is comprised primarily of home improvement, automobile loans and aircraft loans, include the following factors, among others: income sources and reliability, credit histories, term of repayment, and collateral value, as applicable. These are typically granted on an unsecured basis, with the exception of aircraft and automobile loans.
Credit Quality
Commercial Lending Credit Quality
The credit quality of the Company’s commercial loan portfolio is actively monitored and supported by a comprehensive credit approval process and all large dollar transactions are sent for approval to a committee of seasoned business line and credit professionals. The Company maintains an independent credit risk review function that reports directly to the Risk Management Committee of the Board of Directors. Credits that demonstrate significant deterioration in credit quality are transferred to a specialized group of experienced officers for individual attention.
The Company monitors credit quality indicators and utilizes portfolio scorecards to assess the risk of its commercial portfolio. Specifically, the Company utilizes a 15-point credit risk-rating system to manage risk and identify potential problem loans. Under this point system, risk-rating assignments are based upon a number of quantitative and qualitative factors that are under continual review. Factors include cash flow, collateral coverage, liquidity, leverage, position within the industry, internal controls and management, financial reporting, and other considerations. Commercial loan risk ratings are (re)evaluated for each loan at least once-per-year. The risk-rating categories under the credit risk-rating system are defined as follows:
0 Risk Rating - Unrated
Certain segments of the portfolios are not rated. These segments include aircraft loans, business banking scored loan products, and other commercial loans managed by exception. Loans within this unrated loan segment are monitored by delinquency status; and for lines of credit greater than $100,000 in exposure, an annual review is conducted which includes the review of the business score and loan and deposit account performance. The Company supplements performance data with current business credit scores for the business banking portfolio on a quarterly basis. Unrated commercial and business banking loans are generally restricted to commercial exposure of less than $1 million. Loans included in this category generally are not required to provide regular financial reporting or regular covenant monitoring.
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
13 Risk Rating – Doubtful (Loss Probable)
Loans classified as doubtful have comparable weaknesses as found in the loans classified as substandard, with the added provision that such weaknesses make collection of the debt in full (based on currently existing facts, conditions and values) highly questionable and improbable. Serious problems exist such that a partial loss of principal is likely. The probability of loss exists, but because of reasonably specific pending factors that may work to strengthen the credit, estimated losses are deferred until a more exact status can be determined. Specific reserves will be the amount identified after specific review. Non-accrual is mandatory in this class.

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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of March 31, 2022:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$117,534	$566,764	$498,791	$231,968	$142,428	$689,728	$504,127	$686	$2,752,026
Special Mention	—	886	—	514	278	4,459	51,581	—	57,718
Substandard	—	11,302	3,756	340	23,031	8,275	790	346	47,840
Doubtful	—	4,996	—	—	—	114	3,384	—	8,494
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	117,534	583,948	502,547	232,822	165,737	702,576	559,882	1,032	2,866,078

Commercial real estate
Pass	378,744	845,405	641,300	676,903	495,084	1,304,769	43,970	3,478	4,389,653
Special Mention	26,613	—	16,142	3,796	19,562	19,776	—	—	85,889
Substandard	29,903	58	4,663	1,654	38,038	49,327	8,000	—	131,643
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	435,260	845,463	662,105	682,353	552,684	1,373,872	51,970	3,478	4,607,185

Commercial construction
Pass	3,623	124,777	59,181	32,857	—	—	15,760	—	236,198
Special Mention	—	—	2,097	—	—	—	—	—	2,097
Substandard	—	—	—	6,743	—	—	—	—	6,743
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	3,623	124,777	61,278	39,600	—	—	15,760	—	245,038

Business banking
Pass	54,881	309,961	200,726	141,974	69,341	285,849	77,782	3,436	1,143,950
Special Mention	2,174	2,176	3,219	9,152	7,181	14,498	1,908	—	40,308
Substandard	—	464	1,617	4,993	564	9,542	1,244	680	19,104
Doubtful	—	—	—	203	—	103	—	—	306
Loss	—	—	—	—	—	—	—	—	—
Total business banking	57,055	312,601	205,562	156,322	77,086	309,992	80,934	4,116	1,203,668

Residential real estate
Current and accruing	81,889	740,106	406,401	112,976	78,320	505,432	—	—	1,925,124
30-89 days past due and accruing	—	2,553	1,387	201	1,513	6,808	—	—	12,462
Accruing loans past 90 days due	—	—	—	—	—	—	—	—	—

Non-accrual	—	—	129	582	784	6,761	—	—	8,256
Total residential real estate	81,889	742,659	407,917	113,759	80,617	519,001	—	—	1,945,842

Consumer home equity
Current and accruing	15,321	12,792	6,903	6,448	26,582	91,599	929,383	1,788	1,090,816
30-89 days past due and accruing	—	33	31	—	170	1,490	2,004	67	3,795
Accruing loans past 90 days due	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	74	679	1,293	1,948	3,147	—	7,141
Total consumer home equity	15,321	12,825	7,008	7,127	28,045	95,037	934,534	1,855	1,101,752

Other consumer
Current and accruing	15,652	39,868	22,534	25,531	33,967	33,664	15,295	—	186,511
30-89 days past due and accruing	12	107	76	117	449	429	—	—	1,190
Accruing loans past 90 days due	—	—	—	—	—	—	—	—	—
Non-accrual	—	95	27	37	174	172	—	—	505
Total other consumer	15,664	40,070	22,637	25,685	34,590	34,265	15,295	—	188,206

Total	$726,346	$2,662,343	$1,869,054	$1,257,668	$938,759	$3,034,743	$1,658,375	$10,481	$12,157,769
(1)The amounts presented represent the amortized cost as of March 31, 2022 of revolving loans that were converted to term loans during the three months ended March 31, 2022.
Paycheck Protection Program (“PPP”) loans are included within the unrated category of the commercial and industrial and business banking portfolios in the tables above. Commercial and industrial PPP loans and business banking PPP loans amounted to $51.7 million and $89.5 million, respectively, at March 31, 2022 and $112.8 million and $218.6 million, respectively, at December 31, 2021 on a recorded investment basis. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.
Asset Quality
The Company manages its loan portfolio with careful monitoring. As a general rule, loans more than 90 days past due with respect to principal and interest are classified as non-accrual loans. Exceptions may be made if management believes that collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest. The Company may also use discretion regarding other loans over 90 days delinquent if the loan is well secured and in the process of collection. Non-accrual loans and loans that are more than 90 days past due but still accruing interest are considered non-performing loans.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$146	$—	$1,994	$2,140	$2,863,938	$2,866,078
Commercial real estate	600	—	501	1,101	4,606,084	4,607,185
Commercial construction	6,743	—	—	6,743	238,295	245,038
Business banking	4,599	875	3,294	8,768	1,194,900	1,203,668
Residential real estate	10,384	2,162	6,379	18,925	1,926,917	1,945,842
Consumer home equity	2,517	1,348	6,726	10,591	1,091,161	1,101,752
Other consumer	971	219	505	1,695	186,511	188,206
Total	$25,960	$4,604	$19,399	$49,963	$12,107,806	$12,157,769

	As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$45	$31	$1,672	$1,748	$2,958,779	$2,960,527
Commercial real estate	25,931	—	1,196	27,127	4,495,386	4,522,513
Commercial construction	—	—	—	—	222,328	222,328
Business banking	5,043	1,793	4,640	11,476	1,323,218	1,334,694
Residential real estate	17,523	3,511	5,543	26,577	1,900,233	1,926,810
Consumer home equity	3,774	1,510	4,571	9,855	1,090,298	1,100,153
Other consumer	1,194	548	889	2,631	211,854	214,485
Total (1)	$53,510	$7,393	$18,511	$79,414	$12,202,096	$12,281,510
(1)The amounts presented in the table above represent the recorded investment balance of loans as of December 31, 2021.
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of and for the Three Months Ended March 31, 2022				As of December 31, 2021
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (4)	Total Non-Accrual Loans	Amortized Cost of Loans >90 DPD and Still Accruing (2)	Total Non-Accrual Loans (1)	Recorded Investment >90 DPD and Still Accruing
	(In thousands)
Commercial and industrial	$3,496	$6,990	$10,486	$—	$12,400	$—
Commercial real estate	—	501	501	—	—	1,196
Commercial construction	—	—	—	—	—	—
Business banking	6,410	522	6,932	—	8,230	—
Residential real estate	8,256	—	8,256	—	6,681	769
Consumer home equity	7,141	—	7,141	—	4,732	25
Other consumer	505	—	505	—	950	—
Total non-accrual loans	$25,808	$8,013	$33,821	$—	$32,993	$1,990
(1)The amounts presented represent the recorded investment balance of loans as of December 31, 2021.
(2)“DPD” indicated in the table above refers to “days past due.”
(3)The amount of interest income recognized on non-accrual loans during the three months ended March 31, 2022 was not significant.
(4)The loans on non-accrual status and without an ACL as of March 31, 2022, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status, and, as such, the Company did not record any interest income on non-accrual loans during the three months ended March 31, 2022. Accrued interest reversed against interest income for the three months ended March 31, 2022 was insignificant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values less estimated costs to sell. As of March 31, 2022 and December 31, 2021, the Company had collateral-dependent residential mortgage and home equity loans totaling $0.8 million and $0.6 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of March 31, 2022 and December 31, 2021, the Company had collateral-dependent commercial loans totaling $11.6 million and $13.1 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both March 31, 2022 and December 31, 2021, the Company had no residential real estate held in other real estate owned (“OREO”). As of both March 31, 2022 and December 31, 2021, there were no mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
In the normal course of business, the Company may become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as non-performing loans (which consist of non-accrual loans and loans that are more than 90 days past due but still accruing interest). Based upon the Company’s past experiences, some of the loans with potential weaknesses will ultimately be restructured or placed in non-accrual status. As of both March 31, 2022 and December 31, 2021, management is unable to reasonably estimate the amount of these loans that will be restructured or placed on non-accrual status.
Troubled Debt Restructurings
As described above in Note 2, “Summary of Significant Accounting Policies,” in cases where a borrower experiences financial difficulty and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR. The process through which management identifies loans as TDR loans, the methodology employed to record any loan losses, and the calculation of any shortfall on collateral dependent loans, is also described above.
In response to the novel coronavirus (“COVID-19”) pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the COVID-19 pandemic. Modifications granted to customers allowed for full payment deferrals (principal and interest) or deferral of only principal payments. The balance of loans which underwent a modification and have not yet resumed payment as of March 31, 2022 and December 31, 2021 was $49.0 million and $106.7 million, respectively. The Company defines a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due. These modifications with active deferrals met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed troubled debt restructurings, or TDRs. Additionally, loans that are performing in accordance with the contractual terms of the modification are not reflected as being past due and therefore are not impacting non-accrual or delinquency totals as of March 31, 2022 and December 31, 2021. The Company continued to accrue interest on these COVID-19 modified loans and evaluated the deferred interest for collectability as of March 31, 2022 and December 31, 2021.
The Consolidated Appropriations Act, which was enacted on December 27, 2020, extended certain provisions related to the COVID-19 pandemic in the United States (which were due to expire) and provided additional emergency relief to individuals and businesses. Included within the provisions of the Consolidated Appropriations Act is the extension to January 1, 2022 of Section 4013 of the CARES Act, which provides relief from a requirement to evaluate loans that had received a COVID-19 modification to determine if the loans required TDR treatment, provided certain criteria were met. As such, the

Company applied the TDR relief granted pursuant to such section to any qualifying loan modification executed during the allowable time period.
The Company’s policy is to have any TDR loan which is on non-accrual status prior to being modified remain on non-accrual status for approximately six months subsequent to being modified before management considers its return to accrual status. If the TDR loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.
TDR loan information as of December 31, 2021 and the period then ended was prepared in accordance with U.S. GAAP effective for the Company as of December 31, 2021, or prior to our adoption of ASU 2016-13.
The following tables show the TDR loans on accrual and non-accrual status as of the dates indicated:

	As of March 31, 2022
	TDRs on Accrual Status		TDRs on Non-Accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$3,894	7	$8,381	8	$12,275
Commercial real estate	1	3,520	—	—	1	3,520
Business banking	5	3,771	8	814	13	4,585
Residential real estate	116	17,786	29	3,583	145	21,369
Consumer home equity	66	3,028	15	859	81	3,887
Other consumer	2	17	—	—	2	17
Total	191	$32,016	59	$13,637	250	$45,653

	As of December 31, 2021
	TDRs on Accrual Status		TDRs on Non-Accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$3,745	6	$9,983	7	$13,728
Commercial real estate	1	3,520	—	—	1	3,520
Business banking	5	3,830	3	383	8	4,213
Residential real estate	121	19,119	27	3,015	148	22,134
Consumer home equity	67	3,104	16	818	83	3,922
Other consumer	2	18	—	—	2	18
Total (1)	197	$33,336	52	$14,199	249	$47,535
(1)The amounts presented in the table above represent the recorded investment balance of loans as of December 31, 2021.
The amount of allowance for loan losses associated with the TDR loans was $2.5 million and $3.4 million at March 31, 2022 and December 31, 2021, respectively. There were no additional commitments to lend to borrowers who have been a party to a TDR loan as of both March 31, 2022 and December 31, 2021.

The following tables show the modifications which occurred during the periods and the change in the recorded investment subsequent to the modifications occurring:

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Business banking	5	$440	$448	—	$—	$—
Residential real estate	1	134	134	1	295	295
Consumer home equity	1	210	210	—	—	—
Total	7	$784	$792	1	$295	$295
(1)The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.
At March 31, 2022 and December 31, 2021, the outstanding recorded investment of loans that were new TDR loans during both the three months ended March 31, 2022 and the year ended December 31, 2021 was $0.8 million.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Extended maturity	$402	$—
Adjusted interest rate and extended maturity	390	—
Court-ordered concession	—	295
Total	$792	$295
The following table shows the number of loans and the recorded investment amount of those loans, as of the respective date, that have been modified during the prior 12 months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual:

	For the Three Months Ended March 31,
	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted (1):
Business banking	—	$—	1	$419
Consumer home equity	—	—	1	59
Total	—	$—	2	$478
(1)This table does not reflect any TDR loans which were fully charged off, paid off, or otherwise settled during the period.
During both the three months ended March 31, 2022 and 2021, no amounts were charged-off on TDR loans modified in the prior 12 months.
Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.

The following table summarizes the Company’s loan participations:

	As of and for the Three Months Ended March 31, 2022			As of and for the Year Ended December 31, 2021
	Balance (1)	Non-performing Loan Rate (%)	Gross Charge-offs	Balance (1)	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$744,231	1.13%	$—	$732,425	1.36%	$—
Commercial real estate	390,540	0.00%	—	362,898	0.00%	—
Commercial construction	42,661	0.00%	—	37,081	0.00%	—
Business banking	143	0.00%	—	98	0.00%	—
Total loan participations	$1,177,575	0.71%	$—	$1,132,502	0.88%	$—
(1)The balance of loan participations as of March 31, 2022 represents the amortized cost basis and the balance as of December 31, 2021 represents the recorded investment balance. The difference between amortized cost basis and recorded investment basis as of March 31, 2022 is not material.

5. Loans and Allowance for Loan Losses
Allowance for Loan Losses
As disclosed in Note 2, “Summary of Significant Accounting Policies,” the Company adopted ASU 2016-13 effective January 1, 2022. As required by U.S. GAAP, the Company has included comparative prior period disclosures of its allowance for loan losses which were prepared in accordance with ASC 450, “Contingencies” and ASC 310, “Receivables” (i.e., prior to the Company’s adoption of ASU 2016-13). Refer to the Company’s 2021 Form 10-K for significant accounting policies related to the Company’s allowance for loan losses as of December 31, 2021. A discussion of the Company’s calculation of its allowance for loan losses for such prior periods follows.
The allowance for loan losses was established to provide for probable losses incurred in the Company’s loan portfolio at the balance sheet date and was established through a provision for loan losses charged to net income. Charge-offs, net of recoveries, were charged directly to the allowance. Commercial and residential loans were charged-off in the period in which they are deemed uncollectible. Delinquent loans in these product types were subject to ongoing review and analysis to determine if a charge-off in the current period was appropriate. For consumer loans, policies and procedures existed that required charge-off consideration upon a certain triggering event depending on the product type.
Management used a methodology to systematically estimate the amount of loss incurred in the portfolio. Commercial real estate, commercial and industrial, commercial construction and business banking loans were evaluated using a loan rating system, historical losses and other factors which formed the basis for estimating incurred losses. Portfolios of more homogeneous populations of loans, including residential mortgages and consumer loans, were analyzed as groups taking into account delinquency ratios, historical loss experience and charge-offs. For the purpose of estimating the allowance for loan losses, management segregated the loan portfolio into the categories noted in the credit quality tables presented in the “Credit Quality” section below. Each of these loan categories possesses unique risk characteristics such as the purpose of the loan, repayment source, and collateral. These characteristics were considered when determining the appropriate level of the allowance for each category. The Company’s historical approach to loan portfolio segmentation by risk characteristics and monitoring of credit quality for commercial loans under previous accounting guidance was consistent with that applied under the newly adopted CECL standard. See Note 4, “Loans and Allowance for Credit Losses” for further discussion regarding the Company’s policies for loan segmentation and credit monitoring.
The following tables summarize the changes in the allowance for loan losses by loan category for the three months ended March 31, 2021:

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

The following tables bifurcate the amount of loans and the allowance for loan losses allocated to each loan category based on the type of impairment analysis as of December 31, 2021:

	As of December 31, 2021
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,540	$—	$—	$450	$1,549	$270	$161	$—	$3,970
Acquired with deteriorated credit quality	5	298	—	—	243	—	—	—	546
Collectively evaluated for impairment	16,473	52,075	2,585	10,533	4,764	3,452	3,147	242	93,271
Total allowance for loan losses by group	$18,018	$52,373	$2,585	$10,983	$6,556	$3,722	$3,308	$242	$97,787
Loans ending balance:
Individually evaluated for impairment	$16,145	$3,520	$—	$12,060	$22,378	$3,922	$179	$—	$58,204
Acquired with deteriorated credit quality	19,028	47,553	—	—	3,058	—	—	—	69,639
Collectively evaluated for impairment	2,925,354	4,471,440	222,328	1,322,634	1,901,374	1,096,231	214,306	—	12,153,667
Total loans by group	$2,960,527	$4,522,513	$222,328	$1,334,694	$1,926,810	$1,100,153	$214,485	$—	$12,281,510
Credit Quality
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
PPP loans are included within the unrated category of the commercial and industrial and business banking portfolios in the table above. Commercial and industrial PPP loans and business banking PPP loans amounted to $112.8 million and $218.6 million, respectively, at December 31, 2021. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.
Impaired Loans
Under previous accounting guidance, impaired loans consisted of all loans for which management had determined it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreements. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.
The Company measured impairment of loans using a discounted cash flow method, the loan’s observable market price, or the fair value of the collateral if the loan was collateral dependent. The Company defined the population of impaired loans to include certain non-accrual loans, TDR loans, and residential and home equity loans that had been partially charged off.

The following table summarizes the Company’s impaired loans by loan portfolio as of December 31, 2021:

	As of December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$12,309	$13,212	$—
Commercial real estate	3,520	3,520	—
Business banking	4,199	5,069	—
Residential real estate	11,217	12,587	—
Consumer home equity	1,924	1,924	—
Other consumer	18	18	—
Sub-total	33,187	36,330	—
With an allowance recorded:
Commercial and industrial	3,836	4,226	1,540
Commercial real estate	—	—	—
Business banking	7,861	11,240	450
Residential real estate	11,161	11,161	1,549
Consumer home equity	1,998	1,998	270
Other consumer	161	161	161
Sub-total	25,017	28,786	3,970
Total	$58,204	$65,116	$3,970
The following table displays information regarding interest income recognized on impaired loans, by portfolio, for the three months ended March 31, 2021:

	For the Three Months Ended March 31, 2021
	Average Recorded Investment	Total Interest Recognized
	(In thousands)
With no related allowance recorded:
Commercial and industrial	$9,899	$46
Commercial real estate	4,176	44
Business banking	5,024	26
Residential real estate	14,648	144
Consumer home equity	2,438	20
Other consumer	27	—
Sub-total	36,212	280
With an allowance recorded:
Commercial and industrial	7,965	—
Commercial real estate	657	—
Business banking	16,325	14
Residential real estate	12,248	127
Consumer home equity	2,150	18
Sub-total	39,345	159
Total	$75,557	$439
Purchased Credit Impaired Loans
The following table displays the outstanding and carrying amounts of PCI loans as of December 31, 2021:

As of December 31, 2021
(In thousands)
Outstanding balance	$78,074
Carrying amount	69,639
Under previous accounting guidance, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” was accreted into interest income over the life of the loans using the effective yield method. The following table summarizes activity in the accretable yield for the PCI loan portfolio:

For the Three Months Ended March 31, 2021
(In thousands)
Balance at beginning of period	$2,495
Accretion	(216)
Other change in expected cash flows	(248)
Balance at end of period	$2,031
The estimate of cash flows expected to be collected was regularly re-assessed subsequent to acquisition. A decrease in expected cash flows in subsequent periods may have indicated that the loan was impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods served, first, to reduce any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and resulted in a recalculation of the amount of accretable yield for the loan. The adjustment of accretable yield due to an increase in expected cash flows was accounted for as a change in estimate. The additional cash flows expected to be collected were reclassified from the non-accretable difference to the accretable yield, and the amount of periodic accretion was adjusted accordingly over the remaining life of the loans.
6. Leases
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
As of the dates indicated, the Company had the following related to operating leases:

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Right-of-use assets	$80,408	$83,821
Lease liabilities	85,573	89,296
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s consolidated balance sheets.
The following tables are a summary of the Company’s components of net lease cost for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating lease cost	$3,694	$3,561
Finance lease cost	88	31
Variable lease cost	829	490
Total lease cost	$4,611	$4,082
During the three months ended March 31, 2022 and 2021 the Company made $4.7 million and $3.6 million, respectively, in cash payments for operating and finance lease payments.

Supplemental balance sheet information related to operating leases are as follows:

	As of March 31, 2022	As of December 31, 2021
Weighted-average remaining lease term (in years)	7.65	7.83
Weighted-average discount rate	2.54%	2.52%

7. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, by reporting unit at the dates indicated below:

	As of March 31, 2022
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$77,144	$634,779
Balances subject to amortization
Insurance agency (1)	—	8,708	8,708
Core deposit intangible	11,272	—	11,272
Total other intangible assets	11,272	8,708	19,980
Total goodwill and other intangible assets	$568,907	$85,852	$654,759
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.

	As of December 31, 2021
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$73,861	$631,496
Balances subject to amortization
Insurance agency (1)	—	6,635	6,635
Core deposit intangible	11,572	—	11,572
Total other intangible assets	11,572	6,635	18,207
Total goodwill and other intangible assets	$569,207	$80,496	$649,703
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.
The Company acquired one insurance agency during the three months ended March 31, 2022. The purchase price and goodwill recorded as a result of the acquisition were not material.
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has identified and assigned goodwill to two reporting units - the banking business and insurance agency business. The quantitative assessments for both the banking business and insurance agency business were most recently performed as of September 30, 2021. The assessment for the banking business included a market capitalization analysis, as well as a comparison of the banking business’ book value to the implied fair value using a pricing multiple of the Company’s tangible book value. The assessment for insurance agency business included a price-to-earnings analysis, as well as an earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiplier valuation based upon recent and observed agency mergers and acquisitions. The Company considered the economic conditions for the period, including the potential impact of the COVID-19 pandemic, as it pertains to the goodwill above and determined that there was no indication of impairment related to goodwill as of March 31, 2022 or December 31, 2021.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic as it pertains to these intangible assets and determined that there was no indication of impairment related to other intangible assets as of March 31, 2022 or December 31, 2021.
8. Earnings Per Share (“EPS”)
Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the three months ended March 31, 2021. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations.

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$51,516	$47,663

Average number of common shares outstanding	184,066,326	186,758,154
Less: Average unallocated ESOP shares	(14,208,376)	(14,709,110)
Average number of common shares outstanding used to calculate basic earnings per common share	169,857,950	172,049,044
Common stock equivalents - share-based compensation	110,206	—
Average number of common shares outstanding used to calculate diluted earnings per common share	169,968,156	172,049,044
Earnings per common share
Basic	$0.30	$0.28
Diluted	$0.30	$0.28
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
As of March 31, 2022 and December 31, 2021, the Company had $82.5 million and $83.8 million, respectively, in tax credit investments that were included in other assets in the consolidated balance sheets.
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

The following table presents the Company’s investments in LIHTC projects accounted for using the proportional amortization method for the periods indicated:

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Current recorded investment included in other assets	$79,722	$81,035
Commitments to fund qualified affordable housing projects included in recorded investment noted above	43,287	48,399
The following table presents additional information related to the Company's investments in LIHTC projects for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Tax credits and benefits recognized	$2,321	$1,464
Amortization expense included in income tax expense	1,843	1,264
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the consolidated balance sheet and totaled $2.8 million as of both March 31, 2022 and December 31, 2021. There were no outstanding commitments related to these investments as of both March 31, 2022 and December 31, 2021.
10. Shareholders’ Equity
Share Repurchases
On November 12, 2021, the Company announced receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System to its previously announced share repurchase program which was approved by the Company’s Board of Directors on October 1, 2021. The program authorizes the purchase of up to 9,337,900 shares, or 5% of the Company’s then-outstanding shares of common stock over a 12-month period. Repurchases are made at management’s discretion from time to time at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of shares, general market conditions, the trading price of the shares, alternative uses for capital, and the Company’s financial performance. Repurchases may be suspended, terminated or modified by the Company at any time for any reason. The program is limited to $225.0 million through November 30, 2022.
Information regarding the shares repurchased under the plan is presented in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the Share Repurchase Program at the end of Each Respective Period	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Program at the end of Each Respective Period
January 1, 2022 – January 31, 2022	987,526	$21.02	2,123,404	7,214,496
February 1, 2022 – February 28, 2022	1,109,697	$21.08	3,233,101	6,104,799
March 1, 2022 – March 31, 2022	769,398	$21.31	4,002,499	5,335,401
The Company repurchased no shares of its common stock during the three months ended March 31, 2021.
Dividends
During the three months ended March 31, 2022, the Company declared and paid aggregate dividends of $16.9 million at a dividend per share of $0.10. During the three months ended March 31, 2021, the Company declared and paid aggregate dividends of $10.3 million at a dividend per share of $0.06.
11. Employee Benefits
Pension Plans

The Company provides pension benefits for its employees through membership in the Savings Banks Employees’ Retirement Association. The plan through which benefits are provided is a noncontributory, qualified defined benefit plan and is referred to as the Defined Benefit Plan. The Company’s annual contribution to the Defined Benefit Plan is based upon standards established by the Pension Protection Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. The Defined Benefit Plan has a plan year end of October 31.
The Company has an unfunded Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) that provides certain retired officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. The DB SERP has a plan year end of December 31.
In addition, the Company has an unfunded Benefit Equalization Plan (“BEP”), to provide retirement benefits to certain employees whose retirement benefits under the qualified pension plan are limited per the Internal Revenue Code. The BEP has a plan year end of October 31.
The Company also has an unfunded Outside Directors’ Retainer Continuance Plan (“ODRCP”) that provides pension benefits to outside directors who retire from service. The ODRCP has a plan year end of December 31. Effective December 31, 2020, the Company closed the ODRCP to new participants and froze benefit accruals for active participants.
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Components of net periodic benefit cost:
Service cost	$8,092	$7,896
Interest cost	2,430	1,269
Expected return on plan assets	(9,281)	(8,141)
Past service credit	(2,970)	(2,946)
Recognized net actuarial loss	2,798	3,538
Net periodic benefit cost	$1,069	$1,616
Service costs for the Defined Benefit Plan, the BEP, and the DB SERP are recognized within salaries and employee benefits in the consolidated statement of income. Service costs for the ODRCP are recognized within professional services in the consolidated statements of income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the consolidated statements of income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2021. The Company chose to make contributions to the Defined Benefit Plan of $7.2 million during the three months ended March 31, 2022. In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2020. Accordingly, during the three months ended March 31, 2021, there were no contributions made to the Defined Benefit Plan.
Rabbi Trust Variable Interest Entity
The Company established a rabbi trust to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trust is considered a variable interest entity (“VIE”) as the equity investment at risk is insufficient to permit the trust to finance its activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trust as it has the power to direct the activities of the rabbi trust that significantly affect the rabbi trust’s economic performance and it has the obligation to absorb losses of the rabbi trust that could potentially be significant to the rabbi trust by virtue of its contingent call options on the rabbi trust’s assets in the event of the Company’s bankruptcy. As the primary beneficiary of this VIE, the Company consolidates the rabbi trust investments. In general, the rabbi trust investments and any earnings received thereon are accumulated, reinvested and used exclusively for trust purposes. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in other assets in the Company's consolidated balance sheet. Changes in fair value are recorded in noninterest income. At March 31, 2022 and December 31, 2021 the amount of rabbi trust investments at fair value were $87.3 million and $104.4 million, respectively.
Investments in rabbi trust accounts are recorded at fair value within the Company's consolidated balance sheets with changes in fair value recorded through noninterest income. The following table presents the book value, mark-to-market, and fair value of assets held in rabbi trust accounts by asset type:

	As of March 31, 2022			As of December 31, 2021
	Book Value	Mark-to-Market	Fair Value	Book Value	Mark-to-Market	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$5,445	$—	$5,445	$4,494	$—	$4,494
Equities (1)	59,487	14,257	73,744	67,401	24,295	91,696
Fixed income	8,466	(363)	8,103	8,126	56	8,182
Total assets	$73,398	$13,894	$87,292	$80,021	$24,351	$104,372
(1)     Equities include mutual funds and other exchange-traded funds.
Share-Based Compensation Plan
On November 29, 2021, the shareholders of the Company approved the Eastern Bankshares, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 26,146,141 shares of common stock pursuant to grants of restricted stock, restricted stock units (“RSUs”), non-qualified stock options and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Under the 2021 Plan, 7,470,326 shares may be issued as restricted stock or RSUs and 18,675,815 shares may be issued upon the exercise of stock options. These shares may be awarded from the Company’s authorized but unissued shares. However, the 2021 Plan permits the grant of additional awards of restricted stock or RSUs above the aforementioned limit, provided that, for each additional share of restricted stock or RSU awarded in excess of such limit, the pool of shares available to be issued upon the exercise of stock options will be reduced by three shares. Pursuant to the terms of the 2021 Plan, each of the Company’s non-employee directors were automatically granted awards of restricted stock on November 30, 2021. Such restricted stock awards vest pro-rata on an annual basis over a five-year period. The maximum term for stock options is ten years. On March 1, 2022, the Company granted to all of the Company’s executive officers and certain other employees a total of 978,364 RSUs, which vest pro-rata on an annual basis over a period of three or five years, and a total of 533,676 performance stock units (“PSUs”), for which vesting is contingent upon the Compensation Committee of the Board of Director’s certification that the Company has attained a threshold level of certain performance criteria over a three-year period. As of March 31, 2022 and December 31, 2021, there were 5,275,230 and 6,787,270 shares available for issuance as restricted stock or RSU awards and 18,675,815 shares that remain available for issuance upon the exercise of stock options, respectively. As of both March 31, 2022 and December 31, 2021, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of December 31, 2021	683,056	$20.13
Granted	—	—
Non-vested restricted stock as of March 31, 2022	683,056	$20.13
The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of December 31, 2021	—	$—
Granted	978,364	21.08
Non-vested restricted stock units as of March 31, 2022	978,364	$21.08

The following table summarizes the Company’s performance stock unit activity for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of December 31, 2021	—	$—
Granted	533,676	21.12
Non-vested performance stock units as of March 31, 2022	533,676	$21.12
As of both March 31, 2022 and December 31, 2021, no awards had vested.
For the three months ended March 31, 2022, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $1.6 million and $0.4 million, respectively. No share-based compensation expense was incurred for the three months ended March 31, 2021 as the Company began issuing awards in November 2021.
As of March 31, 2022 and December 31, 2021, there was $44.0 million and $13.5 million, respectively, of total unrecognized compensation expense related to non-vested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan. This cost is expected to be recognized over a weighted average remaining period of approximately 4.1 years.
12. Commitments and Contingencies
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Commitments to extend credit	$5,306,596	$5,175,521
Standby letters of credit	65,687	65,602
Forward commitments to sell loans	12,917	24,440
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
In the second quarter of 2021, the Company entered into a preliminary settlement of two purported class action matters concerning overdraft and nonsufficient funds fees. The matters were filed in the Massachusetts Superior Court in November 2019 and April 2021, respectively, and were consolidated into one matter for final settlement purposes. The matters were settled during the quarter ended March 31, 2022 and the total settlement expense, including related costs, was $3.3 million. The Company incurred no costs in 2022 related to these matters as the total settlement expense had been accrued in 2021 when management determined the loss contingency to be both probable and estimable. The Company’s regulators conducted inquiries and reviewed data related to one of these class action matters and, in February 2022, made an additional request for data and notified management that they may require additional restitution for certain matters associated with the nonsufficient funds fees matter. Based on this discussion, management believed that a loss contingency for this restitution was probable but was not able to determine a reasonable estimate for the loss. However, later during the quarter ended March 31, 2022, the Company was informed by its regulators that no additional remediation on this issue would be required. As a result, as of March 31, 2022, management no longer believes that a loss contingency for restitution associated with this issue is probable.
As a member of the Federal Reserve System, the Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston (the “FRBB”). However, in response to the COVID-19 pandemic, the Federal Reserve temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of either March 31, 2022 or December 31, 2021.
13. Derivative Financial Instruments
The Company uses derivative financial instruments to manage its interest rate risk resulting from the differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers (“customer-related positions”) and risk participation agreements entered into as financial guarantees of performance on customer-related interest rate swap derivatives. The Company also enters into residential mortgage loan commitments to fund mortgage loans at specified rates and times in the future and enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future, both of which are considered derivative instruments. Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not the instrument qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.
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
Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company may enter into interest rate swaps in which it pays floating and receives fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate commercial loans. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. As of March 31, 2022 and December 31, 2021, the Company did not have any active interest rate swaps which qualify as cash flow hedges for accounting purposes.
Due to the phase-out, and eventual discontinuation, of LIBOR, central clearinghouses have begun to transition to alternative rates for valuation purposes. As of October 16, 2020, the Company changed its valuation methodology to reflect changes made by the Chicago Mercantile Exchange (“CME”), through which the Company clears derivative financial instruments that are eligible for clearing. The changes from the CME changed the discounting methodology and interest calculation of cash margin from Overnight Index Swap to the Secured Overnight Financing Rate, or SOFR, for U.S. dollar cleared interest rate swaps. The Company believes that the improvements to its valuation methodology will result in valuations for cleared interest rate swaps that better reflect prices obtainable in the markets in which the Company transacts. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.
The following table presents the pre-tax impact of terminated cash flow hedges on accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Unrealized gains on terminated hedges included in AOCI – beginning of respective period	$10,239	$41,473
Unrealized gains on terminated hedges arising during the period	—	—
Reclassification adjustments for amortization of unrealized (gains) into net income	(5,298)	(8,274)
Unrealized gains on terminated hedges included in AOCI – end of respective period	$4,941	$33,199
The balance of terminated cash flow hedges in AOCI will be amortized into earnings through January 2023. The Company expects the remaining $4.9 million to be reclassified into interest income from other comprehensive income related to the Company’s terminated cash flow hedges in the next 12 months as of March 31, 2022.
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

	March 31, 2022
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	468	$2,867,637
Risk participation agreements	63	263,496
Foreign exchange contracts:
Matched commercial customer book	70	10,343
Foreign currency loan	5	11,586

	December 31, 2021
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	494	$3,009,150
Risk participation agreements	64	238,772
Foreign exchange contracts:
Matched commercial customer book	72	7,922
Foreign currency loan	6	10,830

The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheet for the periods indicated. There were no derivatives designated as hedging instruments at March 31, 2022 or December 31, 2021.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2022	Fair Value at December 31, 2021	Balance Sheet Location	Fair Value at March 31, 2022	Fair Value at December 31, 2021
	(In thousands)
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$23,725	$64,338	Other liabilities	$24,988	$17,880
Risk participation agreements	Other assets	196	315	Other liabilities	401	580
Foreign currency exchange contracts - matched customer book	Other assets	91	61	Other liabilities	78	46
Foreign currency exchange contracts - foreign currency loan	Other assets	7	—	Other liabilities	16	87
Total		$24,019	$64,714		$25,483	$18,593
The table below presents the net effect of the Company’s derivative financial instruments on the consolidated income statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Derivatives designated as hedges:
(Loss) gain in OCI on derivatives	$—	$—
Gain reclassified from OCI into interest income (effective portion)	$5,298	$8,274
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—
Other income	—	—
Total	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain recognized in interest rate swap income	$2,298	$4,851
Gain recognized in interest rate swap income for risk participation agreements	60	369
(Loss) gain recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	(2)	6
Foreign currency loan	78	73
Total gain for derivatives not designated as hedges	$2,434	$5,299
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At March 31, 2022 and December 31, 2021, the Company’s exposure to CME for settled variation margin in excess of the customer-related interest rate swap termination values was $1.4 million and $0.4 million, respectively. In addition, at March 31, 2022 and December 31, 2021, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $37.0 million and $48.9 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in AFS securities.
At March 31, 2022 and December 31, 2021 the fair value of all customer-related interest rate swap derivatives with credit-risk related contingent features that were in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, was $0.2 million and $13.7 million, respectively. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At March 31, 2022 and December 31, 2021, the Company had posted collateral in the form of cash amounting to $5.5 million and $21.3 million, respectively, which was considered to be a restricted asset and was included in other short-term investments. If the Company had breached any of these provisions at March 31, 2022 or December 31, 2021, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the consolidated statements of income. As of March 31, 2022 and December 31, 2021, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $22.8 million and $31.9 million, respectively and forward sale commitments of $12.9 million and $24.4 million, respectively. During both the three months ended March 31, 2022 and 2021, the Company recorded $0.2 million of net losses related to the change in fair value of commitments to originate and sell mortgage loans. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of March 31, 2022 was $0.2 million and $0.2 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2021 was $0.3 million and $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the consolidated balance sheet. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
14. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of March 31, 2022 and December 31, 2021, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its consolidated balance sheet, as of the dates indicated:

	As of March 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Customer-related positions:
Interest rate swaps	$23,725	$—	$23,725	$3,470	$—	$20,255
Risk participation agreements	196	—	196	—	—	196
Foreign currency exchange contracts – matched customer book	91	—	91	—	—	91
Foreign currency exchange contracts – foreign currency loan	7	—	7	—	—	7
	$24,019	$—	$24,019	$3,470	$—	$20,549
Derivative Liabilities
Customer-related positions:
Interest rate swaps	$24,988	$—	$24,988	$3,470	$21,518	$—
Risk participation agreements	401	—	401	—	—	401
Foreign currency exchange contracts – matched customer book	78	—	78	—	—	78
Foreign currency exchange contracts – foreign currency loan	16	—	16	—	—	16
	$25,483	$—	$25,483	$3,470	$21,518	$495

	As of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Customer-related positions:
Interest rate swaps	$64,338	$—	$64,338	$1,440	$—	$62,898
Risk participation agreements	315	—	315	—	—	315
Foreign currency exchange contracts – matched customer book	61	—	61	—	—	61
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$64,714	$—	$64,714	$1,440	$—	$63,274
Derivative Liabilities
Customer-related positions:
Interest rate swaps	$17,880	$—	$17,880	$1,440	$16,440	$—
Risk participation agreements	580	—	580	—	—	580
Foreign currency exchange contracts – matched customer book	46	—	46	—	—	46
Foreign currency exchange contracts – foreign currency loan	87	—	87	—	—	87
	$18,593	$—	$18,593	$1,440	$16,440	$713
15. Fair Value of Assets and Liabilities
The Company uses fair value measurements to record adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
Securities
Securities consisted of U.S. Treasury securities, U.S. government-sponsored residential and commercial mortgage-backed securities, U.S. Agency bonds and state and municipal bonds. AFS securities are recorded at fair value.
The Company’s U.S. Treasury securities are traded on active markets and therefore these securities were classified as Level 1.
The fair value of U.S. Agency bonds, including SBA pooled securities, are evaluated using relevant trade data, benchmark quotes and spreads obtained from publicly available trade data, and generated on a price, yield or spread basis as determined by the observed market data. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
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
Fair value was based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. The estimated fair value of the Company’s securities, by type, is disclosed in Note 3, “Securities.”
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
Loans are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. Loans that are deemed to be collateral-dependent, as described in Note 2, “Summary of Significant Accounting Policies” were recorded at the fair value of the underlying collateral.
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $45.8 million at March 31, 2022 and $58.1 million at December 31, 2021. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at March 31, 2022 and December 31, 2021, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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
Mortgage Derivatives
The fair value of mortgage derivatives is determined based upon current market prices for similar assets in the secondary market and, therefore are classified as Level 2 within the fair value hierarchy.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$4,969,346	$—	$4,969,346	$—
Government-sponsored commercial mortgage-backed securities	1,615,927	—	1,615,927	—
U.S. Agency bonds	1,013,899	—	1,013,899	—
U.S. Treasury securities	56,235	56,235	—	—
State and municipal bonds and obligations	260,316	—	260,316	—
Other debt securities	1,582	—	1,582	—
Rabbi trust investments	87,292	79,189	8,103	—
Loans held for sale	1,166	—	1,166	—
Interest rate swap contracts
Customer-related positions	23,725	—	23,725	—
Risk participation agreements	196	—	196	—
Foreign currency forward contracts
Matched customer book	91	—	91	—
Foreign currency loan	7	—	7	—
Mortgage derivatives	239	—	239	—
Total	$8,030,021	$135,424	$7,894,597	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$24,988	$—	$24,988	$—
Risk participation agreements	401	—	401	—
Foreign currency forward contracts
Matched customer book	78	—	78	—
Foreign currency loan	16	—	16	—
Mortgage derivatives	168	—	168	—
Total	$25,651	$—	$25,651	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$5,524,708	$—	$5,524,708	$—
Government-sponsored commercial mortgage-backed securities	1,408,868	—	1,408,868	—
U.S. Agency bonds	1,175,014	—	1,175,014	—
U.S. Treasury securities	88,605	88,605	—	—
State and municipal bonds and obligations	280,329	—	280,329	—
Small Business Administration pooled securities	32,103	—	32,103	—
Other debt securities	1,597	—	1,597	—
Rabbi trust investments	104,372	96,190	8,182	—
Loans held for sale	1,206	—	1,206	—
Interest rate swap contracts
Customer-related positions	64,338	—	64,338	—
Risk participation agreements	315	—	315	—
Foreign currency forward contracts
Matched customer book	61	—	61	—
Mortgage derivatives	256	—	256	—
Total	$8,681,772	$184,795	$8,496,977	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$17,880	$—	$17,880	$—
Risk participation agreements	580	—	580	—
Foreign currency forward contracts
Matched customer book	46	—	46	—
Foreign currency loan	87	—	87	—
Mortgage derivatives	16	—	16	—
Total	$18,609	$—	$18,609	$—
There were no transfers to or from Level 1, 2 and 3 during the three months ended March 31, 2022 and twelve months ended December 31, 2021.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2022 or December 31, 2021.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of March 31, 2022 and December 31, 2021.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$11,879	$—	$—	$11,879

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$12,068	$—	$—	$12,068
For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. Refer to Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans and Allowance for Credit Losses” for further discussion regarding the Company’s adoption of ASU 2016-13 and the effect of that adoption on the management’s process for estimating the allowance for loan losses.
Loans for which a reserve was established based upon expected cash flows discounted at the loan’s effective interest rate are not deemed to be measured at fair value.
Disclosures about Fair Value of Financial Instruments
The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of March 31, 2022	Fair Value as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$192,231	$188,913	$—	$188,913	$—
Government-sponsored commercial mortgage-backed securities	203,203	203,210	—	203,210	—
Loans, net of allowance for loan losses	12,033,603	11,817,706	—	—	11,817,706
FHLB stock	10,904	10,904	—	10,904	—
Bank-owned life insurance	157,954	157,954	—	157,954	—
Liabilities
Deposits	$19,392,816	$19,387,023	$—	$19,387,023	$—
FHLB advances	13,689	12,767	—	12,767	—
Escrow deposits from borrowers	21,233	21,233	—	21,233	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2021	Fair Value as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Loans, net of allowance for loan losses	$12,157,281	$12,282,323	$—	$—	$12,282,323
FHLB stock	10,904	10,904	—	10,904	—
Bank-owned life insurance	157,091	157,091	—	157,091	—
Liabilities
Deposits	$19,628,311	$19,626,376	$—	$19,626,376	$—
FHLB advances	14,020	13,558	—	13,558	—
Escrow deposits from borrowers	20,258	20,258	—	20,258	—
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
16. Revenue from Contracts with Customers
Revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) is recognized when control of goods or services is transferred to the customer, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company measures revenue and timing of recognition by applying the following five steps:
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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Insurance commissions	$28,713	$28,147
Service charges on deposit accounts	8,537	5,367
Trust and investment advisory fees	6,141	5,663
Debit card processing fees	2,945	2,749
Other noninterest income	2,361	1,792
Total noninterest income in-scope of ASC 606	48,697	43,718
Total noninterest (loss) income out-of-scope of ASC 606	(2,282)	11,494
Total noninterest income	$46,415	$55,212
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
Insurance commissions earned but not yet received amounted to $11.9 million as of March 31, 2022, and $15.6 million as of December 31, 2021 and were included in other assets.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $2.3 million and $1.8 million as of March 31, 2022 and December 31, 2021 and were included in other assets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both March 31, 2022 and December 31, 2021 and were included in other assets.
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

17. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive (loss) income:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(465,532)	$112,008	$(353,524)	$(94,979)	$20,982	$(73,997)
Less: reclassification adjustment for gains included in net income	(2,172)	673	(1,499)	1,164	(257)	907
Net change in fair value of securities available for sale	(463,360)	111,335	(352,025)	(96,143)	21,239	(74,904)
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	—	—	—	—	—	—
Less: net cash flow hedge gains reclassified into interest income(1)	5,298	(1,489)	3,809	8,274	(2,326)	5,948
Net change in fair value of cash flow hedges	(5,298)	1,489	(3,809)	(8,274)	2,326	(5,948)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(2,798)	787	(2,011)	(3,537)	994	(2,543)
Less: accretion of prior service credit	2,970	(835)	2,135	2,945	(828)	2,117
Net change in other comprehensive income for defined benefit postretirement plans	(172)	48	(124)	592	(166)	426
Total other comprehensive loss	$(468,830)	$112,872	$(355,958)	$(103,825)	$23,399	$(80,426)
(1)Represents amortization of realized gains on terminated cash flow hedges for the three months ended March 31, 2022 and 2021. The total realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $3.6 million and $7.4 million, net of tax, at March 31, 2022 and December 31, 2021, respectively.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2022	$(58,586)	$7,361	$(5,471)	$(56,696)
Other comprehensive loss before reclassifications	(353,524)	—	—	(353,524)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(1,499)	3,809	124	2,434
Net current-period other comprehensive loss	(352,025)	(3,809)	(124)	(355,958)
Ending Balance: March 31, 2022	$(410,611)	$3,552	$(5,595)	$(412,654)
Beginning Balance: January 1, 2021	$45,672	$29,815	$(21,253)	$54,234
Other comprehensive loss before reclassifications	(73,997)	—	—	(73,997)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	907	5,948	(426)	6,429
Net current-period other comprehensive (loss) income	(74,904)	(5,948)	426	(80,426)
Ending Balance: March 31, 2021	$(29,232)	$23,867	$(20,827)	$(26,192)

18. Segment Reporting

The Company’s primary reportable segment is its banking business, which offers a range of commercial, retail, wealth management and banking services and consists primarily of attracting deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, to originate loans in a variety of sectors and to invest in securities. Revenue from the banking business reportable segment consists primarily of interest earned on loans and investment securities. In addition to its banking business reportable segment, the Company has an insurance agency business reportable segment, which consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients. Revenue from the insurance agency business consists primarily of commissions on sales of insurance products and services.
Results of operations and selected financial information by segment and reconciliation to the consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 was as follows:

	As of and for the three months ended March 31,
	2022				2021
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$128,124	$—	$—	$128,124	$100,091	$—	$—	$100,091
(Release of) provision for loan losses	(485)	—	—	(485)	(580)	—	—	(580)
Net interest income after provision for loan losses	128,609	—	—	128,609	100,671	—	—	100,671
Noninterest income	18,137	28,449	(171)	46,415	26,960	28,284	(32)	55,212
Noninterest expense	90,446	19,473	(1,053)	108,866	75,274	19,811	(1,036)	94,049
Income before provision for income taxes	56,300	8,976	882	66,158	52,357	8,473	1,004	61,834
Income tax provision	12,108	2,534	—	14,642	11,793	2,378	—	14,171
Net income	$44,192	$6,442	$882	$51,516	$40,564	$6,095	$1,004	$47,663
Total assets	$22,695,895	$211,401	$(71,224)	$22,836,072	$16,595,311	$194,664	$(63,180)	$16,726,795
Total liabilities	$19,848,995	$49,909	$(71,224)	$19,827,680	$13,359,075	$43,855	$(63,180)	$13,339,750
19. Subsequent Events
On January 14, 2022, the Company announced it had entered into an asset purchase agreement for the transfer of the Company’s cannabis-related and money service business deposits relationships, which it had acquired from Century, to Needham Bank. On April 1, 2022, the Company completed the transfer of such deposits which amounted to $297.7 million. The Company did not recognize a material gain or loss in connection with this transaction. The terms of the transfer included a post-transfer settlement period of 60 days from the date of the initial transfer of April 1, 2022.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2022, and our results of operations for the three months ended March 31, 2022 and 2021. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2021 Form 10-K.
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
•changes in regulation and associated increases in compliance costs, as well as enforcement and litigation risk;
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
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in Part I, Item 1A of our 2021 Form 10-K.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in our 2021 Form 10-K, as updated by the notes to our unaudited interim condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q. Effective January 1, 2022, we adopted ASU 2016-13 (“CECL”), the accounting policy for which is described in Note 2, “Summary of Significant Accounting Policies,” Note 3, “Securities,” and Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. There have been no other material changes in critical accounting policies during the three months ended March 31, 2022.

Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $22.8 billion and $23.5 billion at March 31, 2022 and December 31, 2021, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business, which contributed $146.3 million, or 83.7%, of our total income (pre-provision net interest and dividend income and noninterest income) for the three months ended March 31, 2022, and our insurance agency business, which contributed $28.4 million, or 16.3%, of our total income for the three months ended March 31, 2022. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division. Our insurance agency business consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients.
Net income for the three months ended March 31, 2022 computed in accordance with GAAP was $51.5 million, as compared to $47.7 million for the three months ended March 31, 2021, representing an 8.1% increase. This increase was primarily due to an increase in average interest earning assets, which primarily was the result of our 2021 acquisition of Century. Refer to the “Results of Operations” section below for additional discussion. Net income for the three months ended March 31, 2022 and 2021 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three months ended March 31, 2022 was $55.1 million compared to operating net income for the three months ended March 31, 2021 of $46.5 million, representing an increase of 18.4%. This increase was largely driven by the aforementioned change in average interest-earning assets. See “Non-GAAP Financial Measures” below for a reconciliation of operating net income to GAAP net income.
The following chart shows our basic earnings per share on a GAAP and operating basis over the past five quarters (refer to the “Non-GAAP Financial Measures” section below for a reconciliation of GAAP earnings to operating earnings):

Earnings Per Share (basic)
0.34
0.32
0.30
0.28
0.26
0.24
0.22
0.20
0.18
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
EPS
Operating EPS

Earnings per share increased from $0.28 for the three months ended March 31, 2021 to $0.30 for the three months ended March 31, 2022, a 9.5% increase. This increase was due to an increase in net income and a decrease in average number of common shares outstanding, which was caused by our previously announced share repurchase program.

The following chart shows our efficiency ratio on a GAAP and operating basis over the past five quarters (refer to the “Non-GAAP Financial Measures” section below for additional information on the determination of each measure):

Efficiency Ratio
85.00%
80.00%
75.00%
70.00%
65.00%
60.00%
55.00%
2021 Q1
2021 Q2
2021 Q3
2021 Q4
2022 Q1
GAAP
Operating

The GAAP efficiency ratio for the three months ended March 31, 2022 remained consistent with the three months ended March 31, 2021 and decreased quarter-over-quarter. The decrease in the GAAP efficiency ratio from the prior quarter was primarily attributable to higher prior period noninterest expenses associated with our acquisition of Century which were primarily incurred during the fourth quarter of 2021. The decrease in the operating efficiency ratio from the prior quarter is primarily attributable to increased noninterest income.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of March 31, 2022 and December 31, 2021, we had total commercial and industrial loans of $2.9 billion and $3.0 billion, representing 23.7% and 24.2%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. As of March 31, 2022 and December 31, 2021, our SNC Program portfolio totaled $499.7 million and $480.9 million, or 17.3% and 16.2%, respectively, of our commercial and industrial portfolio, and 37.9% and 40.3%, respectively, of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”). As of March 31, 2022 and December 31, 2021, our ABL Portfolio totaled $225.2 million and $224.8 million, or 7.8% and 7.6%, respectively, of our commercial and industrial portfolio. Our commercial and industrial portfolio also includes a portion of our PPP loans. As of March 31, 2022 and December 31, 2021, the amount of PPP loans included in our commercial and industrial portfolio was $51.7 million and $112.8 million, respectively. Our commercial and industrial portfolio also includes industrial revenue bonds (“IRBs”), which are municipal bonds issued to finance major capital projects. As of both March 31, 2022 and December 31, 2021, our commercial and industrial IRB portfolio totaled $1.0 billion.
•Commercial real estate: Loans in this category include mortgage loans on commercial real estate, both investment and owner occupied. As of March 31, 2022 and December 31, 2021, we had total commercial real estate loans of $4.6 billion and $4.5 billion, representing 37.9% and 36.9%, respectively, of our total loans. As of March 31, 2022, and December 31, 2021, owner occupied loans totaled $966.8 million and $958.5 million, representing 21.0% and 21.2%, respectively, of our commercial real estate loans. In connection with our adoption of ASU 2016-13, we revised our methodology for determining owner occupied commercial real estate loans in order to conform with our corresponding pools for CECL reserve modeling purposes, and our totals as of March 31, 2022 reflect such revision. Accordingly, the amount of our owner occupied commercial real estate loans as of December 31, 2021 was also revised from the amount disclosed in our 2021 Form 10-K to accommodate comparability. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also includes IRB loans of $601.5 million and $629.6 million as of March 31, 2022 and December 31, 2021, respectively.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of March 31, 2022 and December 31, 2021, we had total commercial construction loans of $246.1 million and $222.3 million, representing 2.0% and 1.8%, respectively, of our total loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1 million and small investment real estate projects with exposures of under $3 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of March 31, 2022 and December 31, 2021, we had total business banking loans of $1.2 billion and $1.3 billion, respectively, representing 9.9% and 10.9% of our total loans for each period end, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $304.3 million and $896.7 million, respectively, as of March 31, 2022, and $440.6 million and $894.1 million, respectively, as of December 31, 2021. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans. We also engage in SBA lending. SBA guarantees reduce our risk of loss when default occurs and are considered a credit enhancement to the loan structure. Our business banking portfolio also includes a portion of our PPP loans which are included in the aforementioned commercial and industrial business banking total. As of March 31, 2022 and December 31, 2021, the amount of PPP loans included in our business banking portfolio was $89.5 million and $218.6 million, respectively.
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both March 31, 2022 and December 31, 2021, we had total residential loans of $1.9 billion, representing 15.9% and 15.7%, respectively, of our total loans for such periods. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs.

During the three months ended March 31, 2022, residential real estate mortgage originations were $118.3 million of which $29.2 million were sold on the secondary markets. Comparatively, during the three months ended March 31, 2021, residential real estate mortgage originations were $260.1 million of which $57.2 million were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of both March 31, 2022 and December 31, 2021, we had total consumer home equity loans of $1.1 billion, representing 9.0% and 9.0%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of March 31, 2022 and December 31, 2021, we had total other consumer loans of $203.3 million and $214.5 million, representing 1.7% and 1.8%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
Other Banking Products and Services
In addition to our lending activities, which are the core part of our banking business, we offer other banking products and services primarily related to (i) other commercial banking products, (ii) other consumer deposit products and (iii) wealth management services.
Other Commercial Banking Products
•We offer a variety of deposit, treasury management, electronic banking, interest rate protection and foreign exchange products to our customers. In addition, we offer automated lock box collection services, cash management services and account reconciliation services to our corporate and institutional customers, as well as cash management services to our municipal clients. Deposit products include checking products, both interest-bearing and noninterest-bearing, as well as money market deposits, savings deposits and certificates of deposits. Our treasury management products include a variety of cash management and payment products. Our interest rate protection and foreign exchange products include interest rate swaps and currency related transactions. As of March 31, 2022 and December 31, 2021, our total commercial deposits were $7.9 billion and $8.1 billion, respectively. During the three months ended March 31, 2022 our commercial noninterest income was $5.8 million compared to $5.1 million for the three months ended March 31, 2021.
Other Consumer Deposit Products
•We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 96 branches located in eastern Massachusetts and New Hampshire, through our call center in our facility in Lynn, Massachusetts and through our online and mobile banking applications.
Wealth Management Services
•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of March 31, 2022 and December 31, 2021, we held $3.2 billion and $3.4 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the consolidated balance sheets included in this Quarterly Report on Form 10-Q. For the three months ended March 31, 2022, we had noninterest income of $6.1 million from providing these services compared to $5.7 million for the three months ended March 31, 2021.
Insurance Agency Business

Our insurance agency business consists of insurance-related activities such as acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients through our wholly-owned agency, Eastern Insurance Group. Our insurance products include commercial property and liability, workers compensation, life, accident and health and automobile insurance. We also offer a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and executive services. As an agency business, we do not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services is the most significant portion of our noninterest income, representing $28.7 million and $28.1 million, respectively, or 61.9% and 51.0%, respectively, of our noninterest income during the three months ended March 31, 2022. Our insurance business operates through 22 non-branch offices located primarily in eastern Massachusetts and had 399 full-time equivalent employees as of March 31, 2022.
Acquisitions
During the three months ended March 31, 2022, Eastern Insurance Group completed one insurance agency acquisition. The purchase price and goodwill recorded as a result of the acquisition were not material.
Outlook and Trends
Interest Rates
We expect additional increases in the federal funds rate in 2022 which is anticipated to be beneficial to our net interest income and net interest margin. On March 16, 2022, the Federal Open Market Committee (the “Committee”) voted to increase interest rates by a quarter of a percentage point to a range of 0.25% to 0.50%. The Committee then further raised the target range on May 4, 2022 to a range of 0.75% to 1.00% and stated that it anticipates that ongoing increases in the target range will be appropriate. Approximately 40% of our loans are indexed to a market rate that is expected to reprice along with the federal funds rate. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income which assumes a variety of immediate and parallel changes in the U.S. Treasury yield curve.
Paycheck Protection Program Loans
We are a participating lender in the SBA’s Paycheck Protection Program, or PPP. We concluded PPP loan originations in the second quarter of 2021 as the SBA announced in May 2021 that PPP funds were exhausted. The majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of our Eastern Wealth Management division and Eastern Insurance Group. As of March 31, 2022 and December 31, 2021, the remaining balance of our PPP loans was $141.2 million and $331.4 million, respectively. Net PPP loan fee accretion (fee accretion less cost amortization) for all PPP loans for the three months ended March 31, 2022 and 2021 was $5.8 million and $8.3 million, respectively. We expect to recognize the remaining net unearned fees of $3.4 million as of March 31, 2022 during the remainder of the year ended December 31, 2022 resulting in total recognized net fee accretion of $9.2 million for the year ended December 31, 2022 compared to $34.3 million recognized during the year ended December 31, 2021. Our net interest margin is expected to be adversely affected as a result of the decline in net fee accretion, which is associated with the decreased volume of PPP loan payoffs. The impact to our net interest margin resulting from the decline in net PPP loan fee accretion is estimated to be 0.25% (change computed based upon average total loans for the year ended December 31, 2021).
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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi)

expenses indirectly associated with our initial public offering (“IPO”), (vii) OREO gains and losses, (viii) merger and acquisition expenses, (ix) the stock donation to the Eastern Bank Foundation (the “Foundation”) in connection with our mutual-to-stock conversion and IPO, and (x) settlement of putative consumer class action litigation matters related to overdraft and non-sufficient funds fees, and associated settlement expenses. There were no expenses indirectly associated with our IPO, stock donations to the Foundation, OREO gains or losses, impairment charges on tax credit investments and associated tax credit benefits, or expenses associated with the settlement for putative consumer class action matters during the three-month periods presented in this Quarterly Report on Form 10-Q.
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
The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Net income (GAAP)	$51,516	$47,663
Non-GAAP adjustments:
Add:
Noninterest income components:
Losses (income) from investments held in rabbi trusts	4,433	(1,846)
Losses (gains) on sales of securities available for sale, net	2,172	(1,164)
Losses (gains) on sales of other assets	274	(18)
Noninterest expense components:
Rabbi trust employee (income) benefit expense	(2,087)	986
Merger and acquisition expenses	34	589
Total impact of non-GAAP adjustments	4,826	(1,453)
Less net tax benefit (expense) associated with non-GAAP adjustment (2)	1,235	(327)
Non-GAAP adjustments, net of tax	$3,591	$(1,126)
Operating net income (non-GAAP)	$55,107	$46,537

Weighted average common shares outstanding during the period:
Basic	169,857,950	172,049,044
Diluted	169,968,156	172,049,044

Earnings per share, basic	$0.30	$0.28
Earnings per share, diluted	$0.30	$0.28

Operating earnings per share, basic (non-GAAP)	$0.32	$0.27
Operating earnings per share, diluted (non-GAAP)	$0.32	$0.27

(1)The net tax benefit (expense) associated with these items is determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income.
The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income, noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net interest income (GAAP)	$128,124	$100,091
Add:
Tax-equivalent adjustment (non-GAAP)	2,261	1,297
Fully-taxable equivalent net interest income (non-GAAP)	130,385	101,388
Noninterest income (GAAP)	46,415	55,212
Less:
(Loss) income from investments held in rabbi trusts	(4,433)	1,846
Gains (losses) on sales of securities available for sale, net	(2,172)	1,164
Gains (losses) on sales of other assets	(274)	18
Noninterest income on an operating basis (non-GAAP)	53,294	52,184
Noninterest expense (GAAP)	$108,866	$94,049
Less:
Rabbi trust (income) benefit expense	(2,087)	986
Merger and acquisition expenses	34	589
Noninterest expense on an operating basis (non- GAAP)	$110,919	$92,474
Total revenue (GAAP)	$174,539	$155,303
Total operating revenue (non-GAAP)	$183,679	$153,572
Ratios:
Efficiency ratio (GAAP)	62.37%	60.56%
Operating efficiency ratio (non-GAAP)	60.39%	60.22%

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of March 31,	As of December 31,
	2022	2021
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$3,008,392	$3,406,352
Less: Goodwill and other intangibles	654,759	649,703
Tangible shareholders’ equity (non-GAAP)	2,353,633	2,756,649
Tangible assets:
Total assets (GAAP)	22,836,072	23,512,128
Less: Goodwill and other intangibles	654,759	649,703
Tangible assets (Non-GAAP)	$22,181,313	$22,862,425
Shareholders’ equity to assets ratio (GAAP)	13.2%	14.5%
Tangible shareholders’ equity to tangible assets ratio (Non-GAAP)	10.6%	12.1%
Book value per share:
Common shares issued and outstanding	183,438,711	186,305,332
Book value per share (GAAP)	$16.40	$18.28
Tangible book value per share (non-GAAP)	$12.83	$14.80
Financial Position
Summary of Financial Position

	As of March 31, 2022	As of December 31, 2021	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$830,494	$1,231,792	$(401,298)	(32.6)%
Securities available for sale	7,917,305	8,511,224	(593,919)	(7.0)%
Securities held to maturity	395,434	—	395,434	100.0%
Loans, net of allowance for loan losses	12,033,603	12,157,281	(123,678)	(1.0)%
Federal Home Loan Bank Stock	10,904	10,904	—	—%
Goodwill and other intangible assets	654,759	649,703	5,056	0.8%
Deposits	19,392,816	19,628,311	(235,495)	(1.2)%
Borrowed funds	34,922	34,278	644	1.9%
Cash and cash equivalents
Total cash and cash equivalents decreased by $0.4 billion, or 32.6%, to $0.8 billion at March 31, 2022 from $1.2 billion at December 31, 2021. This decrease was primarily due to security purchases and a decrease in total customer deposits.
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
U.S. government securities: At March 31, 2022, our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. At December 31, 2021, our U.S. government securities consisted of U.S. Agency bonds, U.S.

Treasury securities and Small Business Administration pooled securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
Mortgage-backed securities: We invest in residential and commercial mortgage-backed securities insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae, including collateralized mortgage obligations. We have not purchased any privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve a positive interest rate spread with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Ginnie Mae or Fannie Mae.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$4,969,346	$5,524,708
Government-sponsored commercial mortgage-backed securities	1,615,927	1,408,868
U.S. Agency bonds	1,013,899	1,175,014
U.S. Treasury securities	56,235	88,605
State and municipal bonds and obligations	260,316	280,329
Small Business Administration pooled securities	—	32,103
Other debt securities	1,582	1,597
Total available for sale securities, at fair value	7,917,305	8,511,224
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	192,231	—
Government-sponsored commercial mortgage-backed securities	203,203	—
Total held to maturity securities, at amortized cost	395,434	—
Total	$8,312,739	$8,511,224
Our securities portfolio has decreased year-to-date. Available for sale (“AFS”) securities decreased $0.6 billion, or 7.0%, to $7.9 billion at March 31, 2022 from $8.5 billion at December 31, 2021. This decrease is primarily due to a decrease in the fair value of AFS securities. At March 31, 2022, the unrealized loss was $539.3 million compared to an unrealized loss of $76.0 million at December 31, 2021, representing a $463.4 million decrease in the fair value of AFS securities. The change from December 31, 2021 to March 31, 2022 is primarily driven by rising market rates of interest. In addition, AFS securities sales, maturities and principal paydowns totaled $595.2 million during the three months ended March 31, 2022 which also contributed to the overall decline. Partially offsetting the decrease in the securities portfolio from December 31, 2021 to March 31, 2022 were purchases of available for sale securities of $471.5 million. In addition, during the three months ended

March 31, 2022, we purchased $395.8 million of securities classified as held to maturity (“HTM”). We did not have any securities classified as HTM at December 31, 2021.
We did not have trading investments at March 31, 2022 or December 31, 2021.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $259.9 million at March 31, 2022 compared to $279.8 million at December 31, 2021.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both March 31, 2022 and December 31, 2021, we had no securities categorized as Level 3 within the fair value hierarchy.
Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.
The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the period ended March 31, 2022 and contractual maturities of our AFS and weighted average yields at and for the period ended December 31, 2021. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted-Average Yield

	Securities Maturing as of March 31, 2022
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.74%	2.64%	0.96%	1.48%	1.41%
Government-sponsored commercial mortgage-backed securities	—	1.34	1.23	1.94	1.58
U.S. Agency bonds	—	0.72	0.93	—	0.82
U.S. Treasury securities	0.13	0.78	—	—	0.67
State and municipal bonds and obligations	0.75	2.50	3.19	4.04	3.54
Other debt securities	1.01	0.84	—	—	0.87
Total available for sale securities	0.34	0.98	1.11	1.62	1.43
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—	—	—	2.64	2.64
Government-sponsored commercial mortgage-backed securities	—	—	2.23	—	2.23
Total held to maturity securities	—	—	2.23	2.64	2.43
Total	0.34%	0.98%	1.21%	1.66%	1.47%

	Securities Maturing as of December 31, 2021
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.64%	1.01%	1.44%	1.38%
Government-sponsored commercial mortgage-backed securities	—	1.14	1.20	1.95	1.67
U.S. Agency bonds	1.11	0.73	1.00	—	0.88
U.S. Treasury securities	0.15	0.78	—	—	0.50
State and municipal bonds and obligations (2)	(1.24)	2.46	3.17	4.04	3.48
Small Business Administration pooled securities	—	1.72	—	1.93	1.90
Other debt securities	1.01	0.84	—	—	0.87
Total	0.10%	0.95%	1.12%	1.60%	1.42%
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
Net unrealized losses on AFS securities as of March 31, 2022 and December 31, 2021 totaled $539.3 million and $76.0 million, respectively. The change from December 31, 2021 to March 31, 2022 is primarily driven by rising market rates of interest.
Loans
We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans decreased $99.3 million, or 0.8%, to $12.2 billion at March 31, 2022 from $12.3 billion at December 31, 2021. The decrease as of March 31, 2022 was primarily due to a decrease in our PPP loan balances within the C&I and business banking portfolios, as further noted below.
•Our business banking portfolio decreased by $133.7 million primarily as a result of a $129.1 million decrease in business banking PPP loan balances during the three months ended March 31, 2022 as such loans were paid off or forgiven by the SBA.
•Similarly, our commercial and industrial portfolio decreased by $74.0 million primarily as a result of a decrease of $61.1 million in commercial and industrial PPP loan balances during the three months ended March 31, 2022.
•Our retail portfolio decreased slightly by $2.7 million which was primarily attributable to our other consumer portfolio which decreased by $11.2 million and was partially offset by an increase of $9.4 million in our residential real estate loans during the three months ended March 31, 2022.
•Partially offsetting the above balance declines was an increase in our commercial real estate loans of $87.3 million from December 31, 2021 to March 31, 2022 which was primarily attributable to an increase of $81.1 million in commercial real estate investment loan balances. Such loans represent loans secured by commercial real estate that are non-owner-occupied.
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:

Loan Portfolio Composition

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Commercial and industrial	$2,886,560	$2,960,527
Commercial real estate	4,609,824	4,522,513
Commercial construction	246,093	222,328
Business banking	1,201,007	1,334,694
Residential real estate	1,936,182	1,926,810
Consumer home equity	1,099,211	1,100,153
Other consumer	203,326	214,485
Total loans	12,182,203	12,281,510
Allowance for loan losses	(124,166)	(97,787)
Unamortized premiums, net of unearned discounts and deferred fees	(24,434)	(26,442)
Total loans receivable, net	$12,033,603	$12,157,281
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and is concentrated in the New England geographical area, with 83.3% of our commercial loans in Massachusetts and New Hampshire as of March 31, 2022.
Asset quality. We continually monitor the asset quality of our loan portfolio utilizing portfolio scorecards and various credit quality indicators. Based on this process, loans meeting certain criteria are categorized as delinquent or non-performing and further assessed to determine if non-accrual status is appropriate.
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
Special mention, substandard and doubtful loans totaled 4.5% and 5.8% of total commercial loans outstanding at March 31, 2022 and December 31, 2021, respectively. This decrease was driven by risk rating upgrades in the construction and commercial and industrial portfolios.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio decreased to 0.41% at March 31, 2022 from 0.65% at December 31, 2021.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of (1)(2)
	March 31, 2022	December 31, 2021
Portfolio
Commercial and industrial	0.07%	0.06%
Commercial real estate	0.02%	0.60%
Commercial construction	2.74%	—%
Business banking	0.73%	0.86%
Residential real estate	0.98%	1.38%
Consumer home equity	0.96%	0.90%
Other consumer	0.83%	1.23%
Total	0.41%	0.65%
(1)In the calculation of the delinquency rate as of March 31, 2022 and December 31, 2021, the total amount of loans outstanding includes $0.1 billion and $0.3 billion, respectively, of PPP loans.
(2)Delinquency rates as of March 31, 2022 were computed based upon amortized cost balances while delinquency rates as of December 31, 2021 were computed based upon recorded investment balances. The effect on the above delinquency rates of the difference in methodology is not significant.
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
NPLs decreased $1.2 million, or 3.3%, to $33.8 million at March 31, 2022 from $35.0 million at December 31, 2021. NPLs as a percentage of total loans decreased to 0.28% at March 31, 2022 from 0.29% at December 31, 2021 primarily due to a decrease in business banking non-accrual loans, commercial and industrial non-accrual loans, and commercial real estate nonperforming loans. Loans that were past due 90 days or more and still accruing at December 31, 2021 were comprised solely of purchased credit impaired (PCI) loans. PCI loans were not subject to classification as non-accrual in the same manner as originated loans as their interest income related to the accretable yield recognized and not to contractual interest payments at the loan level. In connection with our adoption of ASU 2016-13 on January 1, 2022, all PCI loans are now considered purchased credit deteriorated (PCD) loans. Interest income recognition for PCD loans is consistent with originated loans and, therefore, PCD loans cease accruing interest at 90 days past due unless management believes that the applicable collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest. There were no PCD or originated loans at March 31, 2022 that were past due 90 days or more and still accruing. For additional discussion of non-accrual loans, refer to the later “Credit Ratios” section in this Item 2.
The total amount of interest recorded on NPLs during both the three months ended March 31, 2022 and 2021 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $0.5 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. We review each loan that is modified to identify whether a TDR has occurred. TDRs involve situations in which, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. As noted within Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q, loan modifications made in response to the COVID-19 pandemic that met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) are not deemed TDRs. This election afforded by the CARES Act and Interagency guidance expired on January 1, 2022.
In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a TDR. Loans modified during the three months ended March 31, 2022 and 2021 which were determined to be TDRs were $0.8 million (post modification balance) and $0.3 million, respectively. The overall increase in TDR loans modified during the aforementioned periods consisted of an increase of $0.5 million in commercial loan TDR modifications. No loans were modified during the preceding 12 months, which subsequently defaulted during the three months ended March 31, 2022 or 2021.
It is our policy to have any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
PCD loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. As of March 31, 2022, the carrying amount of PCD loans was $67.6 million. As discussed further below, we adopted ASU 2016-13, which is commonly referred to as CECL, on January 1, 2022. Prior to such adoption, our acquired loans that exhibited evidence of deterioration of credit quality since origination were designated as PCI loans. As of December 31, 2021, the carrying amount of PCI loans was $69.6 million.
COVID-19 Modifications. In light of the COVID-19 pandemic, we implemented loan modification programs for our borrowers that allowed for either full payment deferrals (both interest and principal) or deferral of principal only. These modifications met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) and therefore are not deemed TDRs. We have deemed these modified loans "COVID-19 modifications".
The Appropriations Act, which was enacted on December 27, 2020, extended certain expiring tax provisions related to the COVID-19 pandemic in the United States and provided additional emergency relief to individuals and businesses. Included within the provisions of the Appropriations Act is the extension of Section 4013 of the CARES Act to January 1, 2022. As such, we applied CARES Act TDR relief to any qualifying loan modifications executed during the allowable time period.
The following table presents the balance of loans that received a COVID-19 modification and have not yet resumed repayment as of March 31, 2022 and December 31, 2021:

	Remaining COVID-19 Modifications as of March 31, 2022 (1)		Remaining COVID-19 Modifications as of December 31, 2021 (1)
	Balance	% of Total Portfolio	Balance	% of Total Portfolio
	(Dollars in thousands)
Portfolio
Commercial and industrial	$—	—%	$4,548	0.2%
Commercial real estate	39,438	0.9%	93,519	2.1%
Commercial construction	—	—%	—	—%
Business banking	882	0.1%	649	0.1%
Residential real estate	6,660	0.3%	5,870	0.3%
Consumer home equity	1,521	0.1%	1,365	0.1%
Other consumer	532	0.3%	706	0.3%
Total	$49,033	0.4%	$106,657	0.9%
(1)Remaining COVID-19 modifications reflect only those loans which underwent a modification and have not yet resumed repayment. We define a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due.
As of March 31, 2022 and December 31, 2021, the aggregate amount of loans that received a COVID-19 modification and have become a non-performing loan after the respective deferral period is $4.6 million and $4.7 million, respectively.
COVID-19 Pandemic-Impacted Industries. As of March 31, 2022, we believe loans to our borrowers in office, retail, restaurant, and hotel industry categories represent those which have experienced and will likely continue to experience the most adverse effects of the COVID-19 pandemic. As of March 31, 2022, the aggregate outstanding loan balance of loans to our borrowers in office, retail, restaurant, and hotel industry categories was $1.1 billion, $586.6 million, $197.1 million and $170.6 million, respectively, representing 8.9%, 4.8%, 1.6% and 1.4% of total loans, respectively. As of December 31, 2021, the aggregate outstanding loan balance of loans to our borrowers in retail, restaurant, and hotel industry categories was $1.1 billion, $549.0 million, $188.9 million and $189.0 million, respectively, representing 8.8%, 4.5%, 1.5% and 1.5% of total loans, respectively.
As of March 31, 2022, the percentage of loans to our borrowers in the hotel industry category that we modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020 and which have not yet resumed repayment was 23.1%. As of December 31, 2021, the percentage of loans to our borrowers in retail, restaurant, and hotel industry categories that we modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020 and which had not yet resumed repayment were less than 0.1%, 2.9% and 37.6%, respectively. As of March 31, 2022 there were no loans to our borrowers in office, retail or restaurant industries that had been modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020 and which had not yet resumed repayment. As of December 31, 2021, there were no loans to our borrowers in office industries that were modified primarily due to the effects on borrowers of the COVID-19 pandemic and related economic slowdown beginning in late March 2020 and which had not yet resumed repayment.
In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. At March 31, 2022 and December 31, 2021, our potential problem loans (including COVID-19-related loans), or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 days or more past due categories, totaled $382.7 million and $470.9 million, respectively. Of these potential problem loans, $266.6 million and $335.9 million at March 31, 2022 and December 31, 2021, respectively, are loans in COVID-19 impacted industries.
Allowance for credit losses. Because we continued to qualify for emerging growth company (“EGC”) status under the Jumpstart Our Business (“JOBS”) Act until December 31, 2021, we were permitted to delay adoption of the CECL standard until the earlier of the date at which non-public business entities are required to adopt the standard and the date that we ceased to be an EGC. Included in the Appropriations Act was an extension of the adoption date to the earlier of January 1, 2022 or 60 days after the date on which the COVID-19 national emergency terminates. We elected this extension and, accordingly, adopted the CECL standard on January 1, 2022. As of December 31, 2021, we followed the incurred loss allowance GAAP accounting model.
For the purpose of estimating our allowance for loan losses, we segregate the loan portfolio into loan categories, for loans that share similar risk characteristics, that possess unique risk characteristics such as loan purpose, repayment source, and collateral that are considered when determining the appropriate level of the allowance for loan losses for each category. Loans that do not share risk characteristics with other loans are evaluated individually.
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
•corporate goals and objectives;
•lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; and
•current and forecasted banking industry conditions, as well as the regulatory and competitive environment.
Loans are evaluated on a regular basis by management. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. For commercial and industrial, commercial real estate, commercial construction and business banking portfolios, the quantitative model uses a loan rating system which is comprised of management’s determination of probability of default, or PD, loss given default, or LGD and exposure at default, or EAD, which are derived from historical loss experience and other factors. For residential real estate, consumer home equity and other consumer portfolios, the Company’s quantitative model uses historical loss experience
The allowance for loan losses is allocated to loan categories using both a formula-based approach and an analysis of certain individual loans for impairment. We use a methodology to systematically estimate the amount of expected credit loss in the loan portfolio. Under our current methodology, the allowance for loan losses contains reserves related to loans for which the related allowance for loan losses is determined on individual loan basis and on a collective basis, and other qualitative components.
In the ordinary course of business, the Company enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet.
The allowance for loan losses increased by $26.4 million, or 27.0%, to $124.2 million, or 1.02% of total loans, at March 31, 2022 from $97.8 million, or 0.80% of total loans at December 31, 2021. The increase in the allowance for loan losses was primarily a result of our adoption of CECL, as previously described above. The additional reserves required as a result of our adoption of CECL were primarily attributable to the loans we acquired in connection with our acquisition of Century which were recorded at fair value at the time of acquisition. Under ASU 2016-13, the credit mark that is a component of the day-one fair value adjustment on acquired loans cannot be considered in the allowance computation, whereas under the incurred loss model, the credit mark could be considered for reserve determination purposes. In connection with our adoption of this standard, we recorded an increase to the allowance for loan losses of $27.1 million.
For additional discussion of our allowance for credit losses measurement methodology, see Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. For discussion of our previous methodology for estimating the allowance for loan losses, refer to Note 5, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q and Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8 of the 2021 Form 10-K.
The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(249)	$(9)
Commercial real estate	(14)	234
Commercial construction	—	—
Business banking	17	1,019
Residential real estate	(10)	(10)
Consumer home equity	(4)	(71)
Other consumer	482	208
Total net loan charge-offs	222	1,371
Average loans:
Commercial and industrial	2,963,414	2,029,252
Commercial real estate	4,735,257	3,761,767
Commercial construction	169,608	206,315
Business banking	1,104,815	1,320,617
Residential real estate	1,936,629	1,391,935
Consumer home equity	1,088,487	843,120
Other consumer	205,002	262,578
Average total loans (1)	$12,203,212	$9,815,584
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	(0.01)%	0.00%
Commercial real estate	—	0.01
Commercial construction	—	—
Business banking	—	0.08
Residential real estate	—	—
Consumer home equity	—	(0.01)
Other consumer	0.24	0.08
Total net charge-offs (recoveries) to average loans outstanding during the period:	0.00%	0.01%
Total loans	$12,157,769	$9,883,802
Total non-accrual loans	33,821	42,275
Allowance for loan losses	124,166	109,138
Allowance for loan losses as a percent of total loans	1.02%	1.10%
Non-accrual loans as a percent of total loans	0.28%	0.43%
Allowance for loan losses as a percent of non-accrual loans	367.13%	258.16%

(1)Average loan balances exclude loans held for sale.
Non-accrual loans decreased $8.5 million, or 20.0%, to $33.8 million at March 31, 2022 from $42.3 million at March 31, 2021, primarily due to a decrease in non-accrual loans in our business banking portfolio which was partially offset by an increase in non-accrual loans in our consumer home equity portfolio. Non-accrual business banking loans decreased $10.1 million, or 59.2%, to $6.9 million at March 31, 2022 from $17.0 million at March 31, 2021 primarily due to payoffs and curing of delinquency of such loans. Non-accrual consumer home equity loans increased $3.6 million, or 102.6%, to $7.1 million at March 31, 2022 from $3.5 million at March 31, 2021 primarily due to several loans moving to non-accrual status which had been acquired in connection with our acquisition of Century.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of March 31, 2022			As of December 31, 2021
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$26,841	21.62%	23.57%	$18,018	18.43%	24.10%
Commercial real estate	44,612	35.93%	37.90%	52,373	53.56%	36.82%
Commercial construction	4,414	3.55%	2.02%	2,585	2.64%	1.81%
Business banking (1)	17,269	13.91%	9.90%	10,983	11.23%	10.87%
Residential real estate	22,243	17.91%	16.00%	6,556	6.70%	15.69%
Consumer home equity	6,018	4.85%	9.06%	3,722	3.81%	8.96%
Other consumer	2,769	2.23%	1.55%	3,308	3.38%	1.75%
Other	—	—%	—%	242	0.25%	—%
Total	$124,166	100.00%	100.00%	$97,787	100.00%	100.00%
(1)PPP loans are included within these portfolios as of March 31, 2022 and December 31, 2021; however, as of March 31, 2022 and December 31, 2021 no allowance for loan losses was recorded on these loans due to the SBA guarantee of 100% of the loans
To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, liquidation of the collateral and the strength of co-makers or guarantors. When available information confirms that specific loans or portions thereof are uncollectible, these amounts are promptly charged-off against the allowance for loan losses and any recoveries of such previously charged-off amounts are credited to the allowance for loan losses.
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
For additional information regarding our allowance for loan losses, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
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

We held an investment in the FHLBB of $10.9 million at both March 31, 2022 and December 31, 2021.
Goodwill and other intangible assets
Goodwill and other intangible assets were $654.8 million and $649.7 million at March 31, 2022 and December 31, 2021, respectively. The increase in goodwill and other intangibles assets was due to the purchase of one insurance agency during the three months ended March 31, 2022. We did not record any impairment to our goodwill or other intangible assets during the three months ended March 31, 2022. We regularly assess our goodwill and other intangible assets to determine if impairments are necessary.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of March 31, 2022	As of December 31, 2021	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$6,788,742	$7,020,864	$(232,122)	(3.3)%
Interest checking	4,662,134	4,478,566	183,568	4.1%
Savings	2,089,427	2,077,495	11,932	0.6%
Money market investments	5,406,198	5,525,005	(118,807)	(2.2)%
Certificate of deposits	446,315	526,381	(80,066)	(15.2)%
Total deposits	$19,392,816	$19,628,311	$(235,495)	(1.2)%
(1)The Bank’s estimate of total uninsured deposits was $10.6 billion and $11.0 billion at March 31, 2022 and December 31, 2021, respectively.
Deposits decreased by $0.2 billion, or 1.2%, to $19.4 billion at March 31, 2022 from $19.6 billion at December 31, 2021. This decrease was primarily the result of a decrease in demand deposits of $232.1 million, a decrease in money market deposits of $118.8 million and a decrease in certificate of deposits of $80.1 million. These decreases were partially offset by an increase in interest checking deposits of $183.6 million and reflected normal deposit activity during the three months ended March 31, 2022.
The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Three Months Ended March 31, 2022		For the Year Ended December 31, 2021
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$6,821,811	—%	$5,547,615	—%
Interest checking	4,596,026	0.18%	2,866,091	0.07%
Savings	2,076,754	0.01%	1,483,271	0.02%
Money market investments	5,568,264	0.07%	3,870,712	0.06%
Certificate of deposits	481,833	0.27%	280,141	0.21%
Total deposits	$19,544,688	0.07%	$14,047,830	0.04%

Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated had maturities as follows:
Maturities of Time Certificates of Deposit $250,000 and Over

	As of March 31, 2022	As of December 31, 2021
Maturing in	(In thousands)
Three months or less	$61,465	$113,019
Over three months through six months	51,411	53,899
Over six months through 12 months	28,945	33,295
Over 12 months	23,368	23,827
Total	$165,189	$224,040
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings increased by $0.6 million, or 1.9%, to $34.9 million at March 31, 2022 compared to $34.3 million at December 31, 2021. The increase was primarily due to an increase in escrow deposits of our borrowers.
The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of March 31, 2022	As of December 31, 2021	Amount ($)	Percentage (%)
	(In thousands)
FHLB advances	$13,689	$14,020	$(331)	(2.4)%
Escrow deposits of borrowers	21,233	20,258	975	4.8%
Total	$34,922	$34,278	$644	1.9%
Results of Operations
Summary of Results of Operations

	Three Months Ended March 31,
			Change
	2022	2021	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$131,485	$101,133	$30,352	30.0%
Interest expense	3,361	1,042	2,319	222.6%
Net interest income	128,124	100,091	28,033	28.0%
Release of allowance for loan losses	(485)	(580)	95	(16.4)%
Noninterest income	46,415	55,212	(8,797)	(15.9)%
Noninterest expense	108,866	94,049	14,817	15.8%
Income tax expense	14,642	14,171	471	3.3%
Net income	51,516	47,663	3,853	8.1%
Comparison of the three months ended March 31, 2022 and 2021
Interest and Dividend Income

Interest and dividend income increased by $30.4 million, or 30.0%, to $131.5 million during the three months ended March 31, 2022 from $101.1 million during the three months ended March 31, 2021. The increase was primarily a result of our acquisition of Century on November 12, 2021, which added approximately $6.6 billion in interest-earning assets. Overall, the average balance of our interest-earning assets increased $6.7 billion, or 43.9%, to $21.9 billion as of March 31, 2022 compared to $15.2 billion as of March 31, 2021, reflecting the addition of Century assets. Partially offsetting this increase was a decrease in the yield on average interest-earning assets which decreased by 25 basis points compared with the three months ended March 31, 2021. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans or securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on securities and federal funds sold and other short-term investments increased $17.6 million, or 141.1%, to $30.1 million during the three months ended March 31, 2022 from $12.5 million during the three months ended March 31, 2021. The increase in interest income on our securities was primarily due to an increase in the average balance of such securities of $4.3 billion, or 79.6%, to $9.7 billion for the three months ended March 31, 2022 from $5.4 billion for the three months ended March 31, 2021, which was primarily due to securities acquired in connection with our acquisition of Century of $3.1 billion combined with security purchases.
•Interest income on loans increased $12.7 million, or 14.4%, to $101.4 million during the three months ended March 31, 2022 from $88.6 million during the three months ended March 31, 2021. The increase in interest income on our loans was primarily due to a $2.4 billion, or 24%, increase in average totals loans. Average loans increased to $12.2 billion during the three months ended March 31, 2022 from $9.8 billion during the three months ended March 31, 2021. The increase in interest income on our loans was partially offset by a decrease in net accretion of PPP loan deferred fees and costs of $2.5 million, or 30.1%, to $5.8 million during the three months ended March 31, 2022 from $8.3 million during three months ended March 31, 2021.
Interest Expense
Interest expense increased $2.3 million, or 222.6%, to $3.4 million during the three months ended March 31, 2022 from $1.0 million during the three months ended March 31, 2021. The increase was attributable to an increase in deposit interest expense.
Interest expense on our interest-bearing deposits increased by $2.3 million, or 231.5%, to $3.3 million during the three months ended March 31, 2022 from $1.0 million during the three months ended March 31, 2021. This increase was primarily due to an increase in average interest-bearing deposits which increased $5.3 billion, or 72.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the Century acquisition. An increase in rates paid on deposits also contributed to the overall increase in deposit interest expense. Rates paid on deposits increased by 5 basis points to 0.11% during the three months ended March 31, 2022 from 0.06% during the three months ended March 31, 2021.
Net Interest Income
Net interest income increased by $28.0 million, or 28.0%, to $128.1 million during the three months ended March 31, 2022 from $100.1 million during the three months ended March 31, 2021. Net interest income increased primarily due to an increase in net interest-earning assets of $1.3 billion, or 17.0%, to $9.1 billion during the three months ended March 31, 2022 from $7.8 billion during the three months ended March 31, 2021.
The following chart shows our net interest margin over the past five quarters including and excluding net PPP loan fee accretion:

Net Interest Margin ("NIM")
2.80%
2.70%
2.60%
2.50%
2.40%
2.30%
2021 Q1
2021 Q2
2021 Q3
2021 Q4
2022 Q1
NIM
NIM excluding PPP

Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.5% for the three months ended March 31, 2022 and 21.0% for the three months ended March 31, 2021. Net interest margin, including PPP loan interest income, decreased 29 basis points to 2.42% during the three months ended March 31, 2022, from 2.71% during the three months ended March 31, 2021, which was primarily due to the downward repricing of our commercial loans and investment securities since March 31, 2021. Refer to the above “Interest and Dividend Income” and “Interest Expense” sections for a description of the primary causes of the decline in net interest margin.

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
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended March 31,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,937,494	$14,471	3.03%	$1,393,139	$11,274	3.28%
Commercial	8,973,094	78,226	3.54%	7,317,951	69,210	3.84%
Consumer	1,293,489	10,450	3.28%	1,105,698	8,937	3.28%
Total loans	12,204,077	103,147	3.43%	9,816,788	89,421	3.69%
Non-taxable investment securities	259,908	2,287	3.57%	260,870	2,371	3.69%
Taxable investment securities	8,387,292	27,876	1.35%	3,370,660	10,206	1.23%
Federal funds sold and other short-term investments	1,003,416	436	0.18%	1,740,561	432	0.10%
Total interest-earning assets	21,854,693	133,746	2.48%	15,188,879	102,430	2.73%
Non-interest-earning assets	1,436,702			1,120,603
Total assets	$23,291,395			$16,309,482
Interest-bearing liabilities:
Deposits:
Savings account	$2,076,754	$51	0.01%	$1,300,057	$64	0.02%
Interest checking account	4,596,026	2,032	0.18%	2,391,025	234	0.04%
Money market investment	5,568,264	920	0.07%	3,440,214	587	0.07%
Time account	481,833	319	0.27%	251,115	117	0.19%
Total interest-bearing deposits	12,722,877	3,322	0.11%	7,382,411	1,002	0.06%
Borrowings	30,669	39	0.52%	25,625	40	0.63%
Total interest-bearing liabilities	12,753,546	3,361	0.11%	7,408,036	1,042	0.06%
Demand accounts	6,821,811			5,125,831
Other noninterest-bearing liabilities	442,591			358,087
Total liabilities	20,017,948			12,891,954
Shareholders’ equity	3,273,447			3,417,528
Total liabilities and shareholders’ equity	$23,291,395			$16,309,482
Net interest income – FTE		$130,385			$101,388
Net interest rate spread (2)			2.37%			2.67%
Net interest-earning assets (3)	$9,101,147			$7,780,843
Net interest margin – FTE (4)			2.42%			2.71%
Average interest-earning assets to interest-bearing liabilities	171.36%			205.03%
Return on average assets (5)	0.90%			1.19%
Return on average equity (6)	6.38%			5.66%
Noninterest expenses to average assets	1.90%			2.34%
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
The following chart shows the composition of our interest-earning assets as of the end of the past five quarters:

Interest-Earning Assets
$25,000
$20,000
$15,000
$10,000
$5,000
$—
(in millions)
2021 Q1
2021 Q2
2021 Q3
2021 Q4
2022 Q1
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded a release of the allowance for loan losses of $0.5 million for the three months ended March 31, 2022, compared to a release of provision of $0.6 million for the three months ended March 31, 2021. Given relatively consistent economic and credit conditions during the three months ended March 31, 2022 compared with three months ended March 31, 2021, we determined that a slight release of the allowance was necessary.
Our periodic evaluation of the appropriate allowance for loan losses considers, among other criteria, the risk characteristics of the loan portfolio, current and expected future economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended March 31,
			Change
	2022	2021	Amount	%
	(Dollars in thousands)
Insurance commissions	$28,713	$28,147	$566	2.0%
Service charges on deposit accounts	8,537	5,367	3,170	59.1%
Trust and investment advisory fees	6,141	5,663	478	8.4%
Debit card processing fees	2,945	2,749	196	7.1%
Interest swap income	2,932	5,405	(2,473)	(45.8)%
(Losses) income from investments held in rabbi trusts	(4,433)	1,846	(6,279)	(340.1)%
Gains on sales of mortgage loans held for sale, net	169	1,479	(1,310)	(88.6)%
(Losses) gains on sales of securities available for sale, net	(2,172)	1,164	(3,336)	(286.6)%
Other	3,583	3,392	191	5.6%
Total noninterest income	$46,415	$55,212	$(8,797)	(15.9)%
Noninterest income decreased by $8.8 million, or 15.9%, to $46.4 million for the three months ended March 31, 2022 from $55.2 million for the three months ended March 31, 2021. This decrease was primarily due to a $6.3 million decrease in income from investments held in rabbi trusts which resulted from a current period net loss, a $3.3 million decrease in gain on sales of securities available for sale which resulted from a current period net loss on sale, and a $2.5 million decrease in interest swap income. The decreases in these line items were partially offset by a $3.2 million increase in service charges on deposit accounts.
•Income from investments held in rabbi trusts decreased to a net loss primarily as a result of an unfavorable mark-to-market adjustment on equity securities held in these accounts resulting from a decline in the market value of equity securities held in the rabbi trusts.
•Gains on sales of securities available for sale, net, decreased to a net loss due to the decision by management to sell certain available for sale securities during the three months ended March 31, 2022, the majority of which were acquired in connection with our acquisition of Century and were in a net unrealized loss position at the time of sale.
•Interest rate swap income decreased primarily as a result of a less favorable mark-to-market adjustment during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
•Service charges on deposit accounts increased primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity and increased overdraft fees as a result of greater customer deposit activity. The increased customer deposit activity is primarily attributable to our acquisition of Century.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:

Noninterest Expense

	Three Months Ended March 31,
			Change
	2022	2021	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$69,526	$64,040	$5,486	8.6%
Office occupancy and equipment	11,614	8,217	3,397	41.3%
Data processing	15,320	12,129	3,191	26.3%
Professional services	4,701	4,148	553	13.3%
Marketing	1,574	1,691	(117)	(6.9)%
Loan expenses	1,168	1,847	(679)	(36.8)%
FDIC insurance	1,412	948	464	48.9%
Amortization of intangible assets	827	532	295	55.5%
Other	2,724	497	2,227	448.1%
Total noninterest expense	$108,866	$94,049	$14,817	15.8%

Noninterest expense increased by $14.8 million, or 15.8%, to $108.9 million during the three months ended March 31, 2022 from $94.0 million during the three months ended March 31, 2021. This increase was primarily due to an $5.5 million increase in salaries and employee benefits, a $3.4 million increase in office occupancy and equipment expenses, a $3.2 million increase in data processing, and a $2.2 million increase in other noninterest expenses.
•Salaries and employee benefits increased primarily due to salaries and wages for former employees of Century who were retained subsequent to the acquisition. In addition, we incurred $1.6 million in share-based compensation expense related to restricted stock awards granted in the fourth quarter of 2021 and awards of restricted stock units and performance stock units granted in the first quarter of 2022. No related expenses were incurred during the three months ended March 31, 2021 as no such awards had been granted.
•Office occupancy and equipment increased during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to a $0.8 million increase in depreciation expense, which was related to fixed assets acquired from Century, lease impairment charges of $0.6 million, which were due to an early termination of a lease acquired from Century, and a $0.6 million increase in outsourced facilities maintenance expenses, which was primarily due to janitorial services at properties acquired from Century.
•Data processing expenses are primarily comprised of costs associated with the processing of customer transactions including loans and deposits and are partially impacted by fluctuations in related transaction volume. Such expenses increased during the three months ended March 31, 2022 from the three months ended March 31, 2021 primarily due to our acquisition of Century in the fourth quarter of 2022 which resulted in the acquisition of additional loan and deposit customers.
•Other noninterest expenses increased primarily due to a $1.1 million increase in customer bad check losses during the three months ended March 31, 2022 compared to during three months ended March 31, 2021, consistent with a nationwide increase in mail-based check fraud, and a $0.7 million increase in liability insurance expense, which was primarily due to regular insurance rate premium increases and our acquisition of Century, which increased the number of our properties and, therefore, our required insurance coverage.

Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Combined federal and state income tax provisions	$14,642	$14,171
Effective income tax rates	22.1%	22.9%
Blended statutory tax rate	28.1%	28.1%
Income tax expense increased by $0.4 million, or 3.3%, to $14.6 million during the three months ended March 31, 2022 from $14.2 million during the three months ended March 31, 2021. The effective tax rate was 22.1% for the three months ended March 31, 2022 as compared to 22.9% for the three months ended March 31, 2021. The increase in income tax expense was due primarily to higher pre-tax income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in the effective tax rate primarily resulted from increases in favorable permanent differences, including investment tax credits and tax exempt income. For additional information related to the Company’s income taxes see Note 12, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s 2021 10-K.

Financial Position and Results of Operations of our Business Segments
Comparison of the three months ended March 31, 2022 and 2021

	As of and for the three months ended March 31,
	2022				2021
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$128,124	$—	$—	$128,124	$100,091	$—	$—	$100,091
(Release of) provision for loan losses	(485)	—	—	(485)	(580)	—	—	(580)
Net interest income after provision for loan losses	128,609	—	—	128,609	100,671	—	—	100,671
Noninterest income	18,137	28,449	(171)	46,415	26,960	28,284	(32)	55,212
Noninterest expense	90,446	19,473	(1,053)	108,866	75,274	19,811	(1,036)	94,049
Income before provision for income taxes	56,300	8,976	882	66,158	52,357	8,473	1,004	61,834
Income tax provision	12,108	2,534	—	14,642	11,793	2,378	—	14,171
Net income	$44,192	$6,442	$882	$51,516	$40,564	$6,095	$1,004	$47,663
Total assets	$22,695,895	$211,401	$(71,224)	$22,836,072	$16,595,311	$194,664	$(63,180)	$16,726,795
Total liabilities	$19,848,995	$49,909	$(71,224)	$19,827,680	$13,359,075	$43,855	$(63,180)	$13,339,750
Banking Segment
•Average interest-earning assets increased $6.7 billion, or 43.9%, to $21.9 billion for the three months ended March 31, 2022 from $15.2 billion for the three months ended March 31, 2021. The increase is primarily due the acquisition of Century, which closed on November 12, 2021 and added $6.6 billion in interest-earning assets. The increase in average interest-earning assets resulted in an increase in interest income which was partially offset by a decline in yields on interest-earning assets. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-bearing liabilities grew $5.3 billion, or 72%, to $12.8 billion for the three months ended March 31, 2022 from $7.4 billion for the three months ended March 31, 2021, with average total interest-bearing deposits, our largest category of average interest-bearing liabilities, growing $5.3 billion, or 72%, to $12.7 billion for the three months ended March 31, 2022 compared to $7.4 billion for the three months ended March 31, 2021. Average deposits increased due to our acquisition of Century, which added $4.4 billion in interest-bearing deposits. Also contributing to the increase in interest expense was an increase of 5 basis points in rates paid on deposits. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Losses from investments held in rabbi trust accounts were $3.9 million for the three months ended March 31, 2022, which represents a decrease of $5.7 million, compared to gains of $1.8 million during three months ended March 31, 2021. The decrease was primarily a result of an unfavorable mark-to-market adjustment on equity securities held in these accounts during the three months ended March 31, 2022.
•Interest rate swap income decreased $2.5 million primarily as a result of a less favorable mark-to-market adjustment during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
•Gains on sales of securities available for sale, net, decreased $3.2 million to a net loss due to the decision by management to sell certain AFS securities during the three months ended March 31, 2022, the majority of which were acquired in connection with our acquisition of Century and were in a net unrealized loss position at the time of sale.
•Service charges on deposit accounts increased $3.2 million primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity and increased overdraft fees as a result of greater customer deposit activity.

•Noninterest expense increased $15.2 million, or 20.2%, to $90.4 million during the three months ended March 31, 2022 from $75.3 million during the three months ended March 31, 2021. This increase was driven primarily by a $4.5 million increase in salary and wages expenses, a $3.4 million increase in office occupancy and equipment expenses, a $3.2 million increase in data processing expenses, and a $1.8 million increase in operational losses, which was driven by a $1.1 million increase in bad check losses. Refer to the earlier “Noninterest Expense” section for additional discussion of this items.
Insurance Agency Segment
•Noninterest income related to our insurance agency business remained relatively consistent with a slight increase of $0.2 million, or 0.58%, to $28.4 million during the three months ended March 31, 2022 from $28.3 million during the three months ended March 31, 2021.
•Noninterest expense related to our insurance agency business decreased $0.3 million 1.7% to $19.5 million during three months ended March 31, 2022 from $19.8 million during three months ended March 31, 2021.

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
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then calculate what the net interest income would be for the same period under the assumption that the U.S. Treasury yield curve increases or decreases instantaneously by +200, +300, +400 and -100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at March 31, 2022 and December 31, 2021 precluded the modeling of certain falling rate scenarios. We do not model negative interest rate scenarios.
The tables below set forth, as of March 31, 2022 and December 31, 2021, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in the U.S. Treasury yield curve:
Interest Rate Sensitivity

	As of March 31, 2022
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Flat
	(Dollars in thousands)
400	$659,394	22.4%
300	628,624	16.7%
200	598,666	11.2%
Flat	538,605	—%
(100)	506,509	(6.0)%

	As of December 31, 2021
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Flat
	(Dollars in thousands)
400	$663,207	30.2%
300	624,384	22.6%
200	586,319	15.1%
Flat	509,379	—%
(100)	479,489	(5.9)%
(1)Assumes an immediate uniform change in interest rates at all maturities, except in the down 100 basis points scenario, where rates are floored at zero at all maturities.
The tables above indicate that at March 31, 2022 and December 31, 2021, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced an 11.2% and 15.1% increase, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 100 basis points decrease in interest rates, we would have experienced a 6.0% and a 5.9% decrease at March 31, 2022 and December 31, 2021, respectively, in net interest income, on an FTE basis. Management may use interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates.
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The table below represents an analysis of our interest rate risk (excluding the effect of our pension plans) as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+200, +300, +400 basis points and -100 basis points) at March 31, 2022 and December 31, 2021. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at March 31, 2022 and December 31, 2021 precluded the modeling of certain falling rate scenarios, including negative interest rates.
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.

EVE Interest Rate Sensitivity

Change in Interest Rate (basis points) (1)		As of March 31, 2022
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Flat		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$4,383,545	$(92,836)	(2.1)%	21.61%
300	4,398,598	(77,783)	(1.7)%	21.20%
200	4,438,315	(38,066)	(0.9)%	20.88%
Flat	4,476,381	—	—	20.02%
(100)	4,409,709	(66,672)	(1.5)%	19.22%

Change in Interest Rate (basis points) (1)		As of December 31, 2021
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Flat		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$4,573,359	$27,408	0.6%	21.30%
300	4,565,019	19,068	0.4%	20.80%
200	4,589,035	43,084	0.9%	20.39%
Flat	4,545,951	—	—	17.06%
(100)	4,270,433	(275,518)	(6.1)%	17.75%
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
The net proceeds from our IPO significantly increased our liquidity and capital resources at both Eastern Bankshares, Inc. and Eastern Bank. Over time, the initial level of liquidity has been and will continue to be reduced as net proceeds from the IPO are used for general corporate purposes. Our financial condition and results of operations were enhanced by the net proceeds from the stock offering and resulted in increased net interest-earning assets and net interest and dividend income. On November 12, 2021, we completed our merger with Century for $641.9 million in cash. Although the transaction reduced the net proceeds from the IPO, we continue to expect that, due to the increase in equity resulting from the net proceeds raised in our IPO, our return on equity has been and will continue to be adversely affected until we can effectively deploy the remaining proceeds of the IPO.
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities, subject to market conditions. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are unencumbered cash and cash equivalents and securities classified as available for sale. In the future, our liquidity position will be affected by the level of customer deposits and payments, as well as acquisitions, dividends, and stock repurchases in which we may engage. We believe that our existing resources will be sufficient to meet the liquidity and capital requirements of our operations for the foreseeable future.
We participate in the IntraFi Network, which allows us to provide access to multi-million dollar FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At March 31, 2022 and December 31, 2021, we had a total of $656.3 million and $520.5 million of IntraFi Network one-way sell deposits, respectively. At March 31, 2022, we had repurchased $29.1 million of previously sold reciprocal deposits. At December 31, 2021, no amounts were repurchased of previously sold reciprocal deposits. The additional capacity of $656.3 million and $520.5 million at March 31, 2022 and December 31, 2021, respectively, should be considered a source of liquidity.
Although customer deposits remain our preferred source of funds, maintaining additional back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At March 31, 2022, we had $13.7 million in outstanding advances and the ability to borrow up to an additional $2.1 billion. At March 31, 2022, we had a $412.9 million collateralized line of credit from the FRBB with no outstanding balance. We had a total of $790.0 million of discretionary lines of credit at March 31, 2022.
Sources of Liquidity

	As of March 31, 2022		As of December 31, 2021
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi Network deposits	$29,098	$656,295	$—	$520,461
Federal Home Loan Bank (1)	13,689	2,138,705	14,020	1,839,540
Federal Reserve Bank of Boston (2)	—	412,902	—	456,148
Unsecured lines of credit	—	790,000	—	790,000
Total deposits	$42,787	$3,997,902	$14,020	$3,606,149
(1)As of March 31, 2022 and December 31, 2021, loans have been pledged to the FHLBB with a carrying value of $3.0 billion and $2.6 billion, respectively, to secure additional borrowing capacity.
(2)Loans with a carrying value of $799.9 million and $784.0 million at March 31, 2022 and December 31, 2021, respectively, have been pledged to the FRBB resulting in this additional unused borrowing capacity.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At March 31, 2022 and December 31, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10%; (2) a minimum of Tier 1 risk-based capital ratio of 8%; (3) a minimum of common equity Tier 1 capital ratio of 6.5%; and (4) a minimum of Tier 1 leverage ratio of 5%. Management believes that the Company met all capital adequacy requirements to which it is subject to as of March 31, 2022 and December 31, 2021. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
The Company’s actual capital ratios are presented in the following table:

	As of March 31, 2022	As of December 31, 2021
Capital Ratios:
Average equity to average assets	14.05%	19.17%
Total regulatory capital (to risk-weighted assets)	19.42%	19.77%
Common equity Tier 1 capital (to risk-weighted assets)	18.53%	19.04%
Tier 1 capital (to risk-weighted assets)	18.53%	19.04%
Tier 1 capital (to average assets) leverage	12.18%	13.96%

Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At March 31, 2022, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2021 Form 10-K.
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
At March 31, 2022, we had $5.3 billion of commitments to originate loans, comprised of $3.1 billion of commitments under commercial loans and lines of credit (including $473.8 million of unadvanced portions of construction loans), $1.9 billion of commitments under home equity loans and lines of credit, $196.9 million in standard overdraft coverage commitments, $41.7 million of unfunded commitments related to residential real estate loans and $60.5 million in other consumer loans and lines of credit. In addition, at March 31, 2022, we had $65.7 million in standby letters of credit outstanding. We also had $12.9 million in forward commitments to sell loans.
Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
The information required by this Item is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management of Market Risk.”
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see “Business—Legal and Regulatory Proceedings” in Part I, Item 1 of the 2021 Form 10-K.
As of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceeding as a plaintiff or a defendant the outcome of which we believe would be material to our financial condition or results of operations.

For additional information related to the Company’s ongoing legal proceedings see Note 12, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2021 Form 10-K. Other than the additional risk factor set forth below, as of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2021 Form 10-K. The COVID-19 pandemic has led to general uncertainty and adverse changes in economic conditions and has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our 2021 Form 10-K. The risk factors disclosure in our 2021 Form 10-K is therefore qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q.
Regulatory developments could adversely affect our business by increasing our costs and thereby making our business less profitable.
Our profitability may be adversely affected by current and future rulemaking and enforcement activity by the various federal, state and self-regulatory organizations to which we are subject. Regulations can adversely affect our compliance costs and other non-interest expenses, and failure to comply with regulations could subject us to regulatory actions or litigation, which could have a material adverse effect on our business, results of operations, or financial condition.
New laws, rules and regulations, or changes to the interpretation or enforcement of existing laws, rules or regulations, from time to time could increase our expenses, causing our recent historical expenses not to be indicative of future expenses, and could result in limitations on the lines of business we conduct or plan to conduct, modifications to our current or future business practices, and increased capital requirements. For example, in March 2022 the SEC proposed extensive rules to standardize climate-related disclosures for investors. In addition, regulators, including the FDIC, have also proposed principles for banks to manage exposures to climate-related financial risks. We expect that these developments could negatively impact our results, including by increasing our legal, compliance, and information technology expenditures and could result in other costs, as well as greater risks of lawsuits and enforcement activity by regulators. These changes may also affect the array of products and services we offer to our customers.
It is unclear how and whether our regulators, including the SEC, FDIC, other banking regulators and other state insurance regulators may respond to, or enforce elements of, these new regulations or develop their own similar laws and regulations. The impacts, degree and timing of the effect of applicable laws, future regulations and industry principles on our business cannot now be anticipated and may have further impacts on our products and services and the results of operations. Please consult the “Regulation” section within Part I, “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for specific information about risks associated with various regulations and their potential impact on our operations.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES
The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2022:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Share Repurchase Program	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Program (1)
January 1, 2022 – January 31, 2022	987,526	$21.02	2,123,404	7,214,496
February 1, 2022 – February 28, 2022	1,109,697	$21.08	3,233,101	6,104,799
March 1, 2022 – March 31, 2022	769,398	$21.31	4,002,499	5,335,401
Total	2,866,621	$21.12
(1)On October 28, 2021, the Company announced that its Board of Directors had approved a share repurchase program, subject to receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System (“Non-Objection Notice”). On November 12, 2021, the Company announced it had received the Non-Objection Notice to the share repurchase program, which authorizes the purchase of up to 9,337,900 shares over a 12-month period. The program is limited to $225 million through November 30, 2022.

See Note 10, Shareholders’ Equity, within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional information.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.1	Form of One-Time RSU Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 19, 2022)

10.2	Form of Annual RSU Award Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on January 19, 2022)

10.3	Form of One-Time PSU Award Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on January 19, 2022)

10.4	Form of Annual PSU Award Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on January 19, 2022)

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) the Unaudited Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and 2021, (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

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

EASTERN BANKSHARES, INC.

Date : May 10, 2022	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date : May 10, 2022	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer
(Principal Financial Officer)