Form 10-Q
period 2022-06-30
Eastern Bankshares, Inc.
filed 2022-08-05
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
178,344,016 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of August 3, 2022.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$100,309	$144,634
Short-term investments	268,605	1,087,158
Cash and cash equivalents	368,914	1,231,792
Securities:
Available for sale (amortized cost $8,384,025 and $8,587,179, respectively)	7,536,921	8,511,224
Held to maturity (fair value $451,747 and $0, respectively)	488,581	—
Total securities	8,025,502	8,511,224
Loans held for sale	764	1,206
Loans:
Commercial and industrial	2,840,734	2,960,527
Commercial real estate	4,792,345	4,522,513
Commercial construction	303,463	222,328
Business banking	1,126,853	1,334,694
Residential real estate	1,989,621	1,926,810
Consumer home equity	1,147,425	1,100,153
Other consumer	198,253	214,485
Total loans	12,398,694	12,281,510
Allowance for loan losses	(125,531)	(97,787)
Unamortized premiums, net of unearned discounts and deferred fees	(20,988)	(26,442)
Net loans	12,252,175	12,157,281
Federal Home Loan Bank stock, at cost	5,714	10,904
Premises and equipment	69,019	80,984
Bank-owned life insurance	158,890	157,091
Goodwill and other intangibles, net	653,853	649,703
Deferred income taxes, net	244,153	76,535
Prepaid expenses	188,115	179,330
Other assets	383,749	456,078
Total assets	$22,350,848	$23,512,128
LIABILITIES AND EQUITY
Deposits:
Demand	$6,604,154	$7,020,864
Interest checking accounts	5,348,181	4,478,566
Savings accounts	2,015,865	2,077,495
Money market investment	4,787,603	5,525,005
Certificates of deposit	407,998	526,381
Total deposits	19,163,801	19,628,311
Borrowed funds:
Federal Home Loan Bank advances	13,560	14,020
Escrow deposits of borrowers	19,456	20,258
Interest rate swap collateral funds	10,100	—
Total borrowed funds	43,116	34,278
Other liabilities	425,535	443,187
Total liabilities	19,632,452	20,105,776
Commitments and contingencies (see footnote 12)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 179,253,801 and 186,305,332 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,793	1,863
Additional paid in capital	1,700,495	1,835,241
Unallocated common shares held by the Employee Stock Ownership Plan	(140,203)	(142,709)
Retained earnings	1,817,474	1,768,653
Accumulated other comprehensive income, net of tax	(661,163)	(56,696)
Total shareholders’ equity	2,718,396	3,406,352
Total liabilities and shareholders’ equity	$22,350,848	$23,512,128
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$107,236	$90,936	$208,603	$179,575
Taxable interest and dividends on securities	31,121	12,457	58,997	22,663
Non-taxable interest and dividends on securities	1,862	1,857	3,668	3,713
Interest on federal funds sold and other short-term investments	652	431	1,088	863
Total interest and dividend income	140,871	105,681	272,356	206,814
Interest expense:
Interest on deposits	3,061	1,031	6,383	2,033
Interest on borrowings	53	42	92	82
Total interest expense	3,114	1,073	6,475	2,115
Net interest income	137,757	104,608	265,881	204,699
Provision for (release of) allowance for loan losses	1,050	(3,300)	565	(3,880)
Net interest income after provision for loan losses	136,707	107,908	265,316	208,579
Noninterest income:
Insurance commissions	24,682	23,664	53,395	51,811
Service charges on deposit accounts	8,313	5,708	16,850	11,075
Trust and investment advisory fees	5,994	6,074	12,135	11,737
Debit card processing fees	3,223	3,170	6,168	5,919
Interest rate swap income (losses)	1,593	(1,164)	4,525	4,241
(Losses) income from investments held in rabbi trusts	(7,316)	4,216	(11,749)	6,062
Gains on sales of mortgage loans held for sale, net	49	848	218	2,327
(Losses) gains on sales of securities available for sale, net	(104)	1	(2,276)	1,165
Other	5,443	3,216	9,026	6,608
Total noninterest income	41,877	45,733	88,292	100,945
Noninterest expense:
Salaries and employee benefits	72,996	69,276	142,522	133,316
Office occupancy and equipment	9,888	8,094	21,502	16,311
Data processing	14,345	13,572	29,665	25,701
Professional services	4,034	6,439	8,735	10,587
Marketing	2,651	3,497	4,225	5,188
Loan expenses	1,124	1,854	2,292	3,701
FDIC insurance	1,720	985	3,132	1,933
Amortization of intangible assets	907	625	1,734	1,157
Other	3,474	2,993	6,198	3,490
Total noninterest expense	111,139	107,335	220,005	201,384
Income before income tax expense	67,445	46,306	133,603	108,140
Income tax expense	16,273	11,497	30,915	25,668
Net income	$51,172	$34,809	$102,688	$82,472
Basic earnings per share	$0.31	$0.20	$0.61	$0.48
Diluted earnings per share	$0.31	$0.20	$0.61	$0.48
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$51,172	$34,809	$102,688	$82,472
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(246,775)	25,428	(598,800)	(49,476)
Net change in fair value of cash flow hedges	(1,611)	(5,909)	(5,420)	(11,857)
Net change in other comprehensive income for defined benefit postretirement plans	(123)	426	(247)	852
Total other comprehensive (loss) income	(248,509)	19,945	(604,467)	(60,481)
Total comprehensive (loss) income	$(197,337)	$54,754	$(501,779)	$21,991
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended June 30, 2022 and 2021

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at March 31, 2021	186,758,154	$1,868	$1,854,895	$1,702,946	$(26,192)	$(146,472)	$3,387,045
Dividends to common shareholders	—	—	—	(13,776)	—	—	(13,776)
Net income	—	—	—	34,809	—	—	34,809
Other comprehensive income, net of tax	—	—	—	—	19,945	—	19,945
ESOP shares committed to be released	—	—	1,346	—	—	1,253	2,599
Balance at June 30, 2021	186,758,154	$1,868	$1,856,241	$1,723,979	$(6,247)	$(145,219)	$3,430,622

Balance at March 31, 2022	183,438,711	$1,834	$1,777,670	$1,782,997	$(412,654)	$(141,455)	$3,008,392
Dividends to common shareholders	—	—	—	(16,695)	—	—	(16,695)
Repurchased common stock	(4,216,469)	(42)	(81,184)	—	—	—	(81,226)
Issuance of restricted stock awards	31,559	1	(1)	—	—	—	—
Share-based compensation	—	—	2,908	—	—	—	2,908
Net income	—	—	—	51,172	—	—	51,172
Other comprehensive income, net of tax	—	—	—	—	(248,509)	—	(248,509)
ESOP shares committed to be released	—	—	1,102	—	—	1,252	2,354
Balance at June 30, 2022	179,253,801	$1,793	$1,700,495	$1,817,474	$(661,163)	$(140,203)	$2,718,396
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2022 and 2021

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2020	186,758,154	$1,868	$1,854,068	$1,665,607	$54,234	$(147,725)	$3,428,052
Dividends to common shareholders	—	—	—	(24,100)	—	—	(24,100)
Net income	—	—	—	82,472	—	—	82,472
Other comprehensive income, net of tax	—	—	—	—	(60,481)	—	(60,481)
ESOP shares committed to be released	—	—	2,173	—	—	2,506	4,679
Balance at June 30, 2021	186,758,154	$1,868	$1,856,241	$1,723,979	$(6,247)	$(145,219)	$3,430,622

Balance at December 31, 2021	186,305,332	$1,863	$1,835,241	$1,768,653	$(56,696)	$(142,709)	$3,406,352
Cumulative effect of accounting adjustment (1)	—	—	—	(20,098)	—	—	(20,098)
Dividends to common shareholders	—	—	—	(33,769)	—	—	(33,769)
Repurchased common stock	(7,083,090)	(71)	(141,750)	—	—	—	(141,821)
Issuance of restricted stock awards	31,559	1	(1)	—	—	—	—
Share-based compensation	—	—	4,531	—	—	—	4,531
Net income	—	—	—	102,688	—	—	102,688
Other comprehensive loss, net of tax	—	—	—	—	(604,467)	—	(604,467)
ESOP shares committed to be released	—	—	2,474	—	—	2,506	4,980
Balance at June 30, 2022	179,253,801	$1,793	$1,700,495	$1,817,474	$(661,163)	$(140,203)	$2,718,396
(1)Represents gross transition adjustment amount of $28.0 million, net of taxes of $7.9 million, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2016-13. Refer to Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2022	2021

Operating activities
Net income	$102,688	$82,472
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (release of) allowance for loan losses	565	(3,880)
Depreciation and amortization	7,327	6,636
Accretion of deferred loan fees and premiums, net	(4,722)	(14,767)
Deferred income tax expense	14,824	5,407
Amortization of investment security premiums and discounts	8,936	6,397
Right-of-use asset amortization	6,559	6,130
Share-based compensation	4,531	—
Increase in cash surrender value of bank-owned life insurance	(1,799)	(1,073)
Loss (gain) on sale of securities available for sale, net	2,276	(1,165)
Amortization of gains from terminated interest rate swaps	(8,389)	(16,493)
Employee Stock Ownership Plan expense	4,980	4,679
Other	337	248
Change in:
Loans held for sale	435	(1,583)
Prepaid pension expense	(8,140)	1,676
Other assets	49,483	9,746
Other liabilities	(14,075)	(24,794)
Net cash provided by operating activities	165,816	59,636
Investing activities
Proceeds from sales of securities available for sale	238,197	23,237
Proceeds from maturities and principal paydowns of securities available for sale	624,350	381,123
Purchases of securities available for sale	(670,728)	(2,138,024)
Proceeds from maturities and principal paydowns of securities held to maturity	5,219	—
Purchases of securities held to maturity	(493,678)	—
Proceeds from sale of Federal Home Loan Bank stock	5,190	—
Purchases of Federal Home Loan Bank stock	—	(1,796)
Contributions to low income housing tax credit investments	(11,228)	(4,553)
Contributions to other equity investments	(450)	(1,920)
Distributions from other equity investments	669	170
Net (increase) decrease in outstanding loans	(117,706)	126,868
Proceeds from life insurance policies	20,446	—
Acquisitions, net of cash and cash equivalents acquired	(5,200)	(4,354)
Purchased banking premises and equipment, net	(4,863)	(1,809)
Proceeds from sale of premises held for sale	12,200	736
Net cash used in investing activities	(397,582)	(1,620,322)
Financing activities
Net (decrease) increase in demand, savings, interest checking, and money market investment deposit accounts	(346,127)	1,107,351
Net decrease in time deposits	(118,383)	(12,702)
Net increase in borrowed funds	8,838	393
Contingent consideration paid	(185)	(79)
Payments for repurchases of common stock	(141,821)	—
Dividends declared and paid to common shareholders	(33,434)	(24,100)
Net cash provided by financing activities	(631,112)	1,070,863
Net (decrease) increase in cash, cash equivalents, and restricted cash	(862,878)	(489,823)
Cash, cash equivalents, and restricted cash at beginning of period	1,231,792	2,054,070
Cash, cash equivalents, and restricted cash at end of period	$368,914	$1,564,247

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$6,471	$2,127
Income taxes	19,960	35,122
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$6,905	$14,446
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Corporate Structure and Nature of Operations; Basis of Presentation
Corporate Structure and Nature of Operations
Eastern Bankshares, Inc., a Massachusetts corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiaries, Eastern Bank (the “Bank”) and Eastern Insurance Group LLC (“Eastern Insurance Group”), the Company provides a variety of banking services, trust and investment services, and insurance services, through its full-service bank branches and insurance offices, located primarily in eastern Massachusetts, southern and coastal New Hampshire and Rhode Island. Eastern Insurance Group LLC is a wholly-owned subsidiary of the Bank.
The activities of the Company are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The activities of the Bank are subject to the regulatory supervision of the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau. The Company and the activities of the Bank and its subsidiaries are also subject to various Massachusetts, New Hampshire and Rhode Island business, banking and insurance regulations.

Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) and its Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) as well as the rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under the authority of federal securities laws.
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
The accompanying consolidated balance sheet as of June 30, 2022, the consolidated statements of income and comprehensive income and of changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021 and statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of June 30, 2022 and those that were adopted during the six months ended June 30, 2022. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2021 Form 10-K.
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

Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of June 30, 2022:
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments–Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The amendments in this update eliminate the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on vintage disclosures, referenced in ASC 326-20-50, to require disclosure of current-period gross write-offs by year of origination. This update supersedes the existing accounting guidance for TDRs in ASC 310-40 in its entirety and requires entities to evaluate all receivable modifications under existing accounting guidance in ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan. In addition to the elimination of TDR accounting guidance, entities that adopt this update will no longer consider renewals, modifications and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses. Further, if an entity employs a discounted cash flow method to calculate the allowance for credit losses, it will be required to use a post-modification-derived effective interest rate as part of its calculation. The update also requires new disclosures for receivables for which there has been a modification in their contractual cash flows resulting from borrowers experiencing financial difficulties. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities may elect to apply the updated guidance on TDR recognition and measurement by using a modified retrospective transition method. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.
Relevant standards that were adopted during the six months ended June 30, 2022:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses on Financial Instruments and relevant amendments (Topic 326) (“ASU 2016-13”). This update was created to replace the then-current GAAP method of calculating credit losses. Specifically, the standard replaced the previous incurred loss impairment guidance by requiring immediate recognition of expected credit losses. For financial assets carried at amortized cost that are held at the reporting date (including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets), credit losses are measured based on historical experience, current conditions and reasonable supportable forecasts. The standard also amends previous impairment guidance for available for sale securities, in which credit losses are recorded as an allowance versus a write-down of the amortized cost basis of the security. It also allows for a reversal of impairment loss when the credit of the issuer improves. The guidance requires a cumulative effect of the initial application to be recognized in retained earnings at the date of initial application.
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
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update addresses optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships that exist as of December 31, 2022, for which an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. For public and nonpublic entities, the guidance is effective as of March 12, 2020 through December 31, 2022 and does not apply to contract modifications made after December 31, 2022. The Company performed a review its contracts and existing processes to assess the risks and potential impact of the transition away from LIBOR and noted no material impact to the Company’s consolidated financial statements as of June 30, 2022.
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
Allowance for Credit Losses - Available for Sale Securities
ASU 2016-13 made targeted changes to ASC 320 to eliminate the concept of “other than temporary” from the impairment loss estimation model for available for sale (“AFS”) securities. A summary of the changes made by the Company to the existing impairment model (previously referred to as the “OTTI” model) as a result of adoption of ASU 2016-13 is as follows:
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
Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on held to maturity (“HTM”) securities on a collective basis by major security type which, as of June 30, 2022, includes government-sponsored residential and commercial mortgage-backed securities. Securities in the Company’s held to maturity portfolio are guaranteed by either the U.S. federal government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined that these securities have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities. The Company held no securities classified as held to maturity at December 31, 2021. Refer to Note 3, “Securities” for additional information regarding the measurement of credit losses on HTM securities.
Allowance for Loan Losses - Loans Held for Investment
Loans Individually Assessed for Impairment
ASU 2016-13 indicates that a loan should be measured for impairment individually if that loan shares no similar risk characteristics with other loans. For the Company, loans which have been identified as those to be individually assessed for impairment under CECL include loans that do not share similar risk characteristics with other loans in the corresponding reserve segment. Characteristics of loans meeting this definition may include, but are not limited to:
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
Refer to Note 4, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of credit losses on loans receivable and off-balance sheet commitments to lend as of June 30, 2022. For comparative allowance for loan loss information for which ASC 450, “Contingencies” and ASC 310, “Receivables” were applied (i.e., prior to the Company’s adoption of the CECL methodology previously described), refer to Note 5, “Loans and Allowance for Loan Losses.”
3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS securities as of June 30, 2022 and December 31, 2021 were as follows:

	As of June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$5,167,131	$163	$(556,885)	$—	$4,610,409
Government-sponsored commercial mortgage-backed securities	1,751,973	—	(164,014)	—	1,587,959
U.S. Agency bonds	1,100,240	—	(111,296)	—	988,944
U.S. Treasury securities	89,377	—	(4,011)	—	85,366
State and municipal bonds and obligations	273,705	445	(11,480)	—	262,670
Other debt securities	1,599	—	(26)	—	1,573
	$8,384,025	$608	$(847,712)	$—	$7,536,921

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$5,577,292	$17,918	$(70,502)	$5,524,708
Government-sponsored commercial mortgage-backed securities	1,420,748	760	(12,640)	1,408,868
U.S. Agency bonds	1,202,377	1,067	(28,430)	1,175,014
U.S. Treasury securities	89,434	5	(834)	88,605
State and municipal bonds and obligations	263,910	16,460	(41)	280,329
Small business administration pooled securities	31,821	282	—	32,103
Other debt securities	1,597	—	—	1,597
	$8,587,179	$36,492	$(112,447)	$8,511,224
The Company did not record a provision for credit losses on any AFS securities for the three and six months ended June 30, 2022. Accrued interest receivable on AFS securities totaled $14.2 million and $14.3 million as of June 30, 2022 and December 31, 2021, respectively, and is included within other assets on the consolidated balance sheets. The Company did not record any write-offs of accrued interest income on AFS securities during the three and six months ended June 30, 2022. No securities held by the Company were delinquent on contractual payments as of June 30, 2022, nor were any securities placed on non-accrual status for the period then ended.
There were no gross realized gains from sales of AFS securities during the three months ended June 30, 2022. There were less than $0.1 million in gross realized gains from sales of AFS securities during the three months ended June 30, 2021. Gross realized gains from sales of AFS securities during the six months ended June 30, 2022 and 2021 were $1.0 million and $1.2 million, respectively. Gross realized losses from sales of AFS securities during the three and six months ended June 30, 2022 were $0.1 million and $3.3 million, respectively. The Company had no significant gross realized losses from sales of AFS securities during the three and six months ended June 30, 2021. There was no OTTI recorded during the six months ended June 30, 2021.
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
Information pertaining to AFS securities with gross unrealized losses as of June 30, 2022, for which the Company did not recognize a provision for credit losses under CECL, and as of December 31, 2021, for which the Company did not deem to be OTTI under its prior methodology, aggregated by investment category and length of time that individual securities had been in a continuous loss position, follows:

	As of June 30, 2022
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	321	$357,393	$3,265,906	$199,492	$1,293,926	$556,885	$4,559,832
Government-sponsored commercial mortgage-backed securities	205	153,477	1,496,513	10,537	91,446	164,014	1,587,959
U.S. Agency bonds	37	18,574	221,011	92,722	767,933	111,296	988,944
U.S. Treasury securities	3	4,011	85,366	—	—	4,011	85,366
State and municipal bonds and obligations	254	11,480	198,463	—	—	11,480	198,463
Other debt securities	3	26	1,573	—	—	26	1,573
	823	$544,961	$5,268,832	$302,751	$2,153,305	$847,712	$7,422,137

	As of December 31, 2021
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	264	$70,502	$4,615,457	$—	$—	$70,502	$4,615,457
Government-sponsored commercial mortgage-backed securities	165	12,218	1,102,444	422	15,682	12,640	1,118,126
U.S. Agency bonds	27	2,169	191,222	26,261	794,353	28,430	985,575
U.S. Treasury securities	3	834	78,588	—	—	834	78,588
State and municipal bonds and obligations	11	41	5,436	—	—	41	5,436
	470	$85,764	$5,993,147	$26,683	$810,035	$112,447	$6,803,182
The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of June 30, 2022. As it relates to AFS securities with gross unrealized losses as of December 31, 2021, the Company did not consider these investments to be OTTI under its prior methodology. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, and volatility of earnings.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the tables above by category are as follows as of June 30, 2022 and December 31, 2021:
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
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, and fair value of HTM securities as of June 30, 2022 were as follows:

	As of June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$286,472	$—	$(18,638)	$—	$267,834
Government-sponsored commercial mortgage-backed securities	202,109	—	(18,196)	—	183,913
	$488,581	$—	$(36,834)	$—	$451,747
The Company held no HTM securities as of December 31, 2021.
The Company did not record a provision for estimated credit losses on any HTM securities for the three and six months ended June 30, 2022. The accrued interest receivable on HTM securities totaled $1.0 million as of June 30, 2022 and is included within other assets on the consolidated balance sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during the three and six months ended June 30, 2022. No securities held by the Company were delinquent on contractual payments as of June 30, 2022, nor were any securities placed on non-accrual status for the period then ended.
Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS securities by contractual maturities as of June 30, 2022 and December 31, 2021 and amortized cost and estimated fair value of HTM securities by contractual maturities as of June 30, 2022 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of June 30, 2022
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$18,737	$18,595	$796,456	$739,970	$4,351,938	$3,851,844	$5,167,131	$4,610,409
Government-sponsored commercial mortgage-backed securities	8,471	8,395	189,245	176,074	773,510	696,256	780,747	707,234	1,751,973	1,587,959
U.S. Agency bonds	—	—	608,187	554,542	492,053	434,402	—	—	1,100,240	988,944
U.S. Treasury securities	10,000	9,958	79,377	75,408	—	—	—	—	89,377	85,366
State and municipal bonds and obligations	2,165	2,167	47,101	46,778	74,549	73,425	149,890	140,300	273,705	262,670
Other debt securities	1,499	1,475	100	98	—	—	—	—	1,599	1,573
Total available for sale securities	22,135	21,995	942,747	871,495	2,136,568	1,944,053	5,282,575	4,699,378	8,384,025	7,536,921
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	286,472	267,834	286,472	267,834
Government-sponsored commercial mortgage-backed securities	—	—	—	—	202,109	183,913	—	—	202,109	183,913
Total held to maturity securities	—	—	—	—	202,109	183,913	286,472	267,834	488,581	451,747
Total	$22,135	$21,995	$942,747	$871,495	$2,338,677	$2,127,966	$5,569,047	$4,967,212	$8,872,606	$7,988,668

	As of December 31, 2021
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$24,935	$25,962	$899,169	$892,029	$4,653,188	$4,606,717	$5,577,292	$5,524,708
Government-sponsored commercial mortgage-backed securities	—	—	139,095	137,755	387,177	378,414	894,476	892,699	1,420,748	1,408,868
U.S. Agency bonds	5,508	5,515	531,821	520,935	665,048	648,564	—	—	1,202,377	1,175,014
U.S. Treasury securities	40,010	40,001	49,424	48,604	—	—	—	—	89,434	88,605
State and municipal bonds and obligations	6,137	6,116	33,692	34,704	72,226	75,416	151,855	164,093	263,910	280,329
Small Business Administration pooled securities	—	—	4,062	4,092	—	—	27,759	28,011	31,821	32,103
Other debt securities	300	300	1,297	1,297	—	—	—	—	1,597	1,597
Total	$51,955	$51,932	$784,326	$773,349	$2,023,620	$1,994,423	$5,727,278	$5,691,520	$8,587,179	$8,511,224

Securities Pledged as Collateral
As of June 30, 2022 and December 31, 2021, securities with a carrying value of $481.7 million and $2.2 billion, respectively, were pledged to secure public deposits and for other purposes required by law. As of June 30, 2022 and December 31, 2021, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Eastern Wealth Management”) and municipal deposit accounts. At June 30, 2022 and December 31, 2021, the carrying value of securities pledged as collateral with respect to municipal deposit accounts acquired from Century Bancorp, Inc. (“Century”) was approximately $453.7 million and $2.1 billion, respectively. During the first and second quarter of 2022, the Company eliminated certain pledging arrangements acquired from Century which resulted in the decrease in securities pledged at June 30, 2022 compared to December 31, 2021.

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	At June 30,	At December 31,
	2022	2021
	(In thousands)
Commercial and industrial	$2,840,734	$2,960,527
Commercial real estate	4,792,345	4,522,513
Commercial construction	303,463	222,328
Business banking	1,126,853	1,334,694
Residential real estate	1,989,621	1,926,810
Consumer home equity	1,147,425	1,100,153
Other consumer (2)	198,253	214,485
Gross loans before unamortized premiums, unearned discounts and deferred fees	12,398,694	12,281,510
Allowance for loan losses (1)	(125,531)	(97,787)
Unamortized premiums, net of unearned discounts and deferred fees	(20,988)	(26,442)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees	$12,252,175	$12,157,281
(1)The Company adopted ASU 2016-13 on January 1, 2022 with a modified retrospective approach. Accordingly, at June 30, 2022 the allowance for loan losses at was determined in accordance with ASC 326, “Financial Instruments-Credit Losses” and ASC 310, “Receivables,” as amended. At December 31, 2021 the allowance for loan losses was determined in accordance with ASC 450, “Contingencies” and ASC 310, “Receivables.”
(2)Automobile loans are included in the other consumer portfolio and amounted to $31.9 million and $53.3 million at June 30, 2022 and December 31, 2021, respectively.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $2.9 billion and $2.6 billion at June 30, 2022 and December 31, 2021, respectively. The balance of funds borrowed from the FHLBB were $13.6 million and $14.0 million at June 30, 2022 and December 31, 2021, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $1.0 billion and $784.0 million at June 30, 2022 and December 31, 2021, respectively. There were no funds borrowed from the FRB outstanding at June 30, 2022 and December 31, 2021.
Serviced Loans
At June 30, 2022 and December 31, 2021, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $88.5 million and $95.8 million, respectively.

Allowance for Loan Losses
The allowance for loan losses is established to provide for management’s estimate of expected lifetime credit losses on loans measured at amortized cost at the balance sheet date and is established through a provision for loan losses charged to net income. Charge-offs, net of recoveries, are charged directly to the allowance for loan losses. Commercial and residential loans are charged-off in the period in which they are deemed uncollectible. Delinquent loans in these product types are subject to ongoing review and analysis to determine if a charge-off in the current period is appropriate. For consumer loans, policies and procedures exist that require charge-off consideration upon a certain triggering event depending on the product type.
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended June 30, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,841	$44,612	$4,414	$17,269	$22,243	$6,018	$2,769	$124,166
Charge-offs	(1)	—	—	(608)	—	—	(490)	(1,099)
Recoveries	698	36	—	464	14	6	196	1,414
Provision (release)	(1,686)	2,907	1,060	(426)	(594)	(362)	151	1,050
Ending balance (2)	$25,852	$47,555	$5,474	$16,699	$21,663	$5,662	$2,626	$125,531

	For the Six Months Ended June 30, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$18,018	$52,373	$2,585	$10,983	$6,556	$3,722	$3,308	$242	$97,787
Cumulative effect of change in accounting principle (1)	11,533	(6,655)	1,485	6,160	13,489	1,857	(541)	(242)	27,086
Charge-offs	(2)	—	—	(1,553)	—	—	(1,151)	—	(2,706)
Recoveries	948	50	—	1,392	24	10	375	—	2,799
Provision (release)	(4,645)	1,787	1,404	(283)	1,594	73	635	—	565
Ending balance (2)	$25,852	$47,555	$5,474	$16,699	$21,663	$5,662	$2,626	$—	$125,531
(1)Represents the adjustment needed to reflect the cumulative day one impact pursuant to the Company’s adoption of ASU 2016-13 (i.e., cumulative effect adjustment related to the adoption of ASU 2016-13 as of January 1, 2022). The adjustment represents a $27.1 million increase to the allowance attributable to the change in accounting methodology for estimating the allowance for loan losses resulting from the Company’s adoption of the standard. The adjustment also includes the adjustment needed to reflect the day one reclassification of the Company’s PCI loan balances to PCD and the associated gross-up of $0.1 million, pursuant to the Company’s adoption of ASU 2016-13.
(2)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $32.8 million at June 30, 2022.
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. Upon adoption of ASU 2016-13 on January 1, 2022, the Company recorded a transition adjustment related to the reserve for unfunded lending commitments of $1.0 million, resulting in a total reserve for unfunded lending commitments of $11.1 million as of January 1, 2022. As of June 30, 2022, the Company’s reserve for unfunded lending commitments was $10.3 million which is recorded within other liabilities.

Portfolio Segmentation
Management uses a methodology to systematically estimate the amount of expected losses in each segment of loans in the Company’s portfolio. Commercial and industrial business banking, investment commercial real estate, and commercial and industrial loans are evaluated based upon loan-level risk characteristics, historical losses and other factors which form the basis for estimating expected losses. Other portfolios, including owner occupied commercial real estate, which includes commercial and industrial and business banking owner occupied commercial real estate, commercial construction, residential mortgages, home equity and consumer loans, are analyzed as groups taking into account delinquency ratios, and the Company’s and peer banks’ historical loss experience. For the purposes of estimating the allowance for loan losses, management segregates the loan portfolio into loan categories that share similar risk characteristics such as the purpose of the loan, repayment source, and collateral. These characteristics are considered when determining the appropriate level of the allowance for each category. Some examples of these risk characteristics unique to each loan category include:
Commercial Lending
Commercial and industrial: The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Collateral frequently consists of a first lien position on business assets including, but not limited to, accounts receivable, inventory, aircraft and equipment. The primary repayment source is operating cash flow and, secondarily, the liquidation of assets. Under its lending guidelines, the Company generally requires a corporate or personal guarantee from individuals that hold material ownership in the borrowing entity when the loan-to-value of a commercial and industrial loan is in excess of a specified threshold.
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
Residential Lending
These loans are made to borrowers who demonstrate the ability to repay principal and interest on a monthly basis. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources (including cash reserves) and the value of the collateral. The Company maintains policy standards for minimum credit score and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on 1-4 family residential dwellings. The Company does not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or retained in the Company’s loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and the Company’s capital needs.
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
Other consumer: The Company’s policy and underwriting in this category, which is comprised primarily of home improvement, automobile and aircraft loans, include the following factors, among others: income sources and reliability, credit histories, term of repayment, and collateral value, as applicable. These are typically granted on an unsecured basis, with the exception of aircraft and automobile loans.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of June 30, 2022:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$293,918	$482,409	$463,288	$234,213	$124,650	$667,809	$506,738	$725	$2,773,750
Special Mention	—	—	—	177	235	1,291	2,490	—	4,193
Substandard	305	13,798	3,384	231	6,614	8,214	319	760	33,625
Doubtful	—	7,133	—	—	—	59	3,346	—	10,538
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	294,223	503,340	466,672	234,621	131,499	677,373	512,893	1,485	2,822,106

Commercial real estate
Pass	812,311	820,986	608,409	649,381	464,355	1,177,711	41,899	3,950	4,579,002
Special Mention	27,589	—	16,144	—	28,306	11,901	—	—	83,940
Substandard	28,520	54	2,768	1,642	37,810	47,608	8,000	—	126,402
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	868,420	821,040	627,321	651,023	530,471	1,237,220	49,899	3,950	4,789,344

Commercial construction
Pass	43,769	162,991	52,390	31,788	—	—	8,949	—	299,887
Special Mention	—	—	2,099	—	—	—	—	—	2,099
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	43,769	162,991	54,489	31,788	—	—	8,949	—	301,986

Business banking
Pass	97,026	249,905	187,103	133,405	65,266	269,394	79,070	3,432	1,084,601
Special Mention	831	—	3,147	7,510	3,994	10,486	1,494	—	27,462
Substandard	—	861	1,468	4,111	785	10,078	817	780	18,900
Doubtful	—	—	—	196	—	93	—	—	289
Loss	—	—	—	—	—	—	—	—	—
Total business banking	97,857	250,766	191,718	145,222	70,045	290,051	81,381	4,212	1,131,252

Residential real estate
Current and accruing	203,207	718,754	393,156	107,265	72,669	471,627	—	—	1,966,678
30-89 days past due and accruing	909	7,425	4,109	492	2,222	8,023	—	—	23,180
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	599	582	509	7,796	—	—	9,486
Total residential real estate	204,116	726,179	397,864	108,339	75,400	487,446	—	—	1,999,344

Consumer home equity
Current and accruing	43,068	11,934	6,408	5,494	24,231	83,865	961,256	4,312	1,140,568
30-89 days past due and accruing	—	—	—	68	70	282	3,084	36	3,540
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	458	1,573	4,182	160	6,373
Total consumer home equity	43,068	11,934	6,408	5,562	24,759	85,720	968,522	4,508	1,150,481

Other consumer
Current and accruing	27,271	37,075	20,762	22,272	28,651	26,629	19,003	15	181,678
30-89 days past due and accruing	21	199	77	88	329	289	119	—	1,122
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	2	101	16	78	92	89	15	—	393
Total other consumer	27,294	37,375	20,855	22,438	29,072	27,007	19,137	15	183,193

Total	$1,578,747	$2,513,625	$1,765,327	$1,198,993	$861,246	$2,804,817	$1,640,781	$14,170	$12,377,706
(1)The amounts presented represent the amortized cost as of June 30, 2022 of revolving loans that were converted to term loans during the six months ended June 30, 2022.
Paycheck Protection Program (“PPP”) loans are included within the unrated category of the commercial and industrial and business banking portfolios in the table above. Commercial and industrial PPP loans and business banking PPP loans amounted to $7.5 million and $35.0 million, respectively, at June 30, 2022 and $112.8 million and $218.6 million respectively, at December 31, 2021 on a recorded investment basis. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$—	$—	$2,104	$2,104	$2,820,002	$2,822,106
Commercial real estate	—	25,000	—	25,000	4,764,344	4,789,344
Commercial construction	—	—	—	—	301,986	301,986
Business banking	8,848	640	2,108	11,596	1,119,656	1,131,252
Residential real estate	20,434	3,378	6,538	30,350	1,968,994	1,999,344
Consumer home equity	3,278	324	5,837	9,439	1,141,042	1,150,481
Other consumer	755	367	393	1,515	181,678	183,193
Total	$33,315	$29,709	$16,980	$80,004	$12,297,702	$12,377,706

	As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$45	$31	$1,672	$1,748	$2,958,779	$2,960,527
Commercial real estate	25,931	—	1,196	27,127	4,495,386	4,522,513
Commercial construction	—	—	—	—	222,328	222,328
Business banking	5,043	1,793	4,640	11,476	1,323,218	1,334,694
Residential real estate	17,523	3,511	5,543	26,577	1,900,233	1,926,810
Consumer home equity	3,774	1,510	4,571	9,855	1,090,298	1,100,153
Other consumer	1,194	548	889	2,631	211,854	214,485
Total (1)	$53,510	$7,393	$18,511	$79,414	$12,202,096	$12,281,510
(1)The amounts presented in the table above represent the recorded investment balance of loans as of December 31, 2021.
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of June 30, 2022				As of December 31, 2021
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (3)	Total Non-Accrual Loans	Amortized Cost of Loans >90 DPD and Still Accruing (2)	Total Non-Accrual Loans (1)	Recorded Investment >90 DPD and Still Accruing
	(In thousands)
Commercial and industrial	$3,511	$9,127	$12,638	$—	$12,400	$—
Commercial real estate	—	25,000	25,000	—	—	1,196
Commercial construction	—	—	—	—	—	—
Business banking	5,413	577	5,990	—	8,230	—
Residential real estate	9,486	—	9,486	—	6,681	769
Consumer home equity	6,373	—	6,373	—	4,732	25
Other consumer	377	16	393	—	950	—
Total non-accrual loans	$25,160	$34,720	$59,880	$—	$32,993	$1,990
(1)The amounts presented represent the recorded investment balance of loans as of December 31, 2021.
(2)“DPD” indicated in the table above refers to “days past due.”

(3)The loans on non-accrual status and without an ACL as of June 30, 2022, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three and six months ended June 30, 2022 was not significant.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three and six months ended June 30, 2022 was insignificant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of June 30, 2022 and December 31, 2021, the Company had collateral-dependent residential mortgage and home equity loans totaling $0.8 million and $0.6 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of June 30, 2022 and December 31, 2021, the Company had collateral-dependent commercial loans totaling $38.2 million and $13.1 million, respectively. The increase in collateral-dependent commercial loans at June 30, 2022 from December 31, 2021 was primarily due to one syndicated commercial real estate loan which migrated to non-accrual status during the six months ended June 30, 2022 and, at that time, was determined to be collateral-dependent. This loan is in an active workout process and management estimated that the fair value of the underlying collateral exceeded the remaining principal balance of the loan.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both June 30, 2022 and December 31, 2021, the Company had no residential real estate held in other real estate owned (“OREO”). As of both June 30, 2022 and December 31, 2021, there were no mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
In the normal course of business, the Company may become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as non-performing loans (which consist of non-accrual loans and loans that are more than 90 days past due but still accruing interest). Based upon the Company’s past experiences, some of the loans with potential weaknesses will ultimately be restructured or placed in non-accrual status. As of both June 30, 2022 and December 31, 2021, management is unable to reasonably estimate the amount of these loans that will be restructured or placed on non-accrual status.
Troubled Debt Restructurings (“TDR”)
As described previously in Note 2, “Summary of Significant Accounting Policies,” in cases where a borrower experiences financial difficulty and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR. The process through which management identifies loans as TDR loans, the methodology employed to record any loan losses, and the calculation of any shortfall on collateral dependent loans, is also described within Note 2, “Summary of Significant Accounting Policies".
In response to the novel coronavirus (“COVID-19”) pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the COVID-19 pandemic. Modifications granted to customers allowed for full payment deferrals (principal and interest) or deferral of only principal payments. The balance of loans which underwent a modification and have not yet resumed payment as of June 30, 2022 and December 31, 2021 was $19.9 million and $106.7 million, respectively. The Company defines a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due. These modifications with active deferrals met the criteria of either Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) at the time of such modification, and therefore are not deemed troubled debt restructurings, referred to as TDRs. Additionally, loans that are performing in accordance with the contractual terms of the modification are not reflected as being past due and therefore are not impacting non-accrual or delinquency totals as of June 30, 2022 and December 31, 2021. The Company continued to accrue interest on these COVID-19 modified loans and evaluated the deferred interest for collectability as of June 30, 2022 and December 31, 2021.
The Consolidated Appropriations Act, which was enacted on December 27, 2020, extended certain provisions related to the COVID-19 pandemic in the United States (which were due to expire) and provided additional emergency relief to individuals and businesses. Included within the provisions of the Consolidated Appropriations Act was the extension to January 1, 2022 of Section 4013 of the CARES Act, which provided relief from a requirement to evaluate loans that had received a COVID-19 modification to determine if the loans required TDR treatment, provided certain criteria were met. As such, the Company applied the TDR relief granted pursuant to such section to any qualifying loan modification executed during the allowable time period.
The Company’s policy is to have any TDR loan which is on non-accrual status prior to being modified remain on non-accrual status for approximately six months subsequent to being modified before management considers its return to accrual status. If the TDR loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.
TDR loan information as of December 31, 2021 and the period then ended was prepared in accordance with GAAP effective for the Company as of December 31, 2021, or prior to the Company's adoption of ASU 2016-13.
The following tables show the TDR loans on accrual and non-accrual status as of the dates indicated:

	As of June 30, 2022
	TDRs on Accrual Status		TDRs on Non-Accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	2	$6,181	6	$10,479	8	$16,660
Commercial real estate	1	3,520	—	—	1	3,520
Business banking	5	3,698	13	837	18	4,535
Residential real estate	114	17,347	27	3,487	141	20,834
Consumer home equity	58	2,772	14	777	72	3,549
Other consumer	—	—	2	16	2	16
Total	180	$33,518	62	$15,596	242	$49,114

	As of December 31, 2021
	TDRs on Accrual Status		TDRs on Non-Accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$3,745	6	$9,983	7	$13,728
Commercial real estate	1	3,520	—	—	1	3,520
Business banking	5	3,830	3	383	8	4,213
Residential real estate	121	19,119	27	3,015	148	22,134
Consumer home equity	67	3,104	16	818	83	3,922
Other consumer	2	18	—	—	2	18
Total (1)	197	$33,336	52	$14,199	249	$47,535
(1)The amounts presented in the table above represent the recorded investment balance of loans as of December 31, 2021.
The amount of allowance for loan losses associated with the TDR loans was $2.3 million and $3.4 million at June 30, 2022 and December 31, 2021, respectively. There were no additional commitments to lend to borrowers who have been party to a TDR as of both June 30, 2022 and December 31, 2021.

The following tables show the modifications which occurred during the periods and the change in the recorded investment subsequent to the modifications occurring:

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Commercial and industrial	1	$2,418	$2,418	1	$2,418	$2,418
Business banking	6	130	130	11	570	578
Residential real estate	2	595	595	3	729	729
Consumer home equity	1	22	22	2	232	232
Total	10	$3,165	$3,165	17	$3,949	$3,957
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
At June 30, 2022 and December 31, 2021, the outstanding recorded investment of loans that were new TDR loans during the six months ended June 30, 2022 and the year ended December 31, 2021 was $3.6 million and $0.8 million, respectively. The difference between such balances reported on an amortized cost basis and recorded investment basis at both June 30, 2022 and December 31, 2021 was not significant.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Extended maturity	$595	$—	$997	$—
Adjusted interest rate and extended maturity	22	—	412	—
Interest only/principal deferred	130	—	130	—
Covenant modification	2,418	—	2,418	—
Court-ordered concession	—	—	—	295
Principal and interest deferred	—	462	—	462
Total	$3,165	$462	$3,957	$757
The following table shows the number of loans and the recorded investment amount of those loans, as of the respective date, that have been modified during the prior 12 months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted (1):
Business banking	—	$—	—	$—	—	$—	1	$411
Consumer home equity	—	—	—	—	—	—	1	57
Total	—	$—	—	$—	—	$—	2	$468
(1)This table does not reflect any TDRs which were fully charged off, paid off, or otherwise settled during the period.
During both the three and six months ended June 30, 2022 and 2021, no amounts were charged-off on TDRs modified in the prior 12 months.
Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Six Months Ended June 30, 2022			As of and for the Year Ended December 31, 2021
	Balance (1)	Non-performing Loan Rate (%)	Gross Charge-offs	Balance (1)	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$696,770	1.50%	$—	$732,425	1.36%	$—
Commercial real estate	436,762	5.72%	—	362,898	0.00%	—
Commercial construction	52,994	0.00%	—	37,081	0.00%	—
Business banking	135	0.00%	—	98	0.00%	—
Total loan participations	$1,186,661	2.99%	$—	$1,132,502	0.88%	$—
(1)The balance of loan participations as of June 30, 2022 represents the amortized cost basis and the balance as of December 31, 2021 represents the recorded investment balance. The difference between amortized cost basis and recorded investment basis as of June 30, 2022 is not material.
5. Loans and Allowance for Loan Losses
Allowance for Loan Losses
As disclosed in Note 2, “Summary of Significant Accounting Policies,” the Company adopted ASU 2016-13 effective January 1, 2022. As required by GAAP, the Company has included comparative prior period disclosures of its allowance for loan losses which were prepared in accordance with ASC 450, “Contingencies” and ASC 310, “Receivables” (i.e., prior to the Company’s adoption of ASU 2016-13). Refer to the Company’s 2021 Form 10-K for significant accounting policies related to the Company’s allowance for loan losses as of December 31, 2021. A discussion of the Company’s calculation of its allowance for loan losses for such prior periods follows.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the three and six months ended June 30, 2021:

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

The following table displays information regarding interest income recognized on impaired loans, by portfolio, for the three and six months ended June 30, 2021 :

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
Under previous accounting guidance, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” was accreted into interest income over the life of the loans using the effective yield method. The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	(In thousands)
Balance at beginning of period	$2,031	$2,495
Accretion	(416)	(632)
Other change in expected cash flows	39	(209)
Reclassification from non-accretable difference for loans with improved cash flows	1,327	1,327
Balance at end of period	$2,981	$2,981

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
As of the dates indicated, the Company had the following related to operating leases:

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Right-of-use assets	$77,233	$83,821
Lease liabilities	81,350	89,296
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s consolidated balance sheets.
The following tables are a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease cost	$3,685	$3,521	$7,379	$7,082
Finance lease cost	92	35	180	66
Variable lease cost	601	457	1,430	947
Total lease cost	$4,378	$4,013	$8,989	$8,095
During the three and six months ended June 30, 2022, the Company made $4.8 million and $9.5 million, respectively, in cash payments for operating and finance lease payments. During the three and six months ended June 30, 2021, the Company made $3.5 million and $7.1 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of June 30, 2022	As of December 31, 2021
Weighted-average remaining lease term (in years)	7.57	7.83
Weighted-average discount rate	2.55%	2.52%
7. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, by reporting unit as of the dates indicated below:

	As of June 30, 2022
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$77,144	$634,779
Balances subject to amortization
Insurance agency (1)	—	8,101	8,101
Core deposit intangible	10,973	—	10,973
Total other intangible assets	10,973	8,101	19,074
Total goodwill and other intangible assets	$568,608	$85,245	$653,853
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.

	As of December 31, 2021
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$73,861	$631,496
Balances subject to amortization
Insurance agency (1)	—	6,635	6,635
Core deposit intangible	11,572	—	11,572
Total other intangible assets	11,572	6,635	18,207
Total goodwill and other intangible assets	$569,207	$80,496	$649,703
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.
The Company acquired one insurance agency during the six months ended June 30, 2022. The purchase price and goodwill recorded as a result of the acquisition were not material.
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has identified and assigned goodwill to two reporting units - the banking business and insurance agency business. The quantitative assessments for both the banking business and insurance agency business were most recently performed as of September 30, 2021. The assessment for the banking business included a market capitalization analysis, as well as a comparison of the banking business’ book value to the implied fair value using a pricing multiple of the Company’s tangible book value. The assessment for the insurance agency business included a price-to-earnings analysis, as well as an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiplier valuation based upon recent and observed agency mergers and acquisitions. The Company considered the economic conditions for the period, including the potential impact of the COVID-19 pandemic, as it pertains to the goodwill above and determined that there was no indication of impairment related to goodwill as of June 30, 2022 or December 31, 2021.
Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic as it pertains to these intangible assets and determined that there was no indication of impairment related to other intangible assets as of June 30, 2022 or December 31, 2021.

8. Earnings Per Share (“EPS”)
Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the three and six months ended June 30, 2021. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations.

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$51,172	$102,688

Average number of common shares outstanding	180,616,939	182,329,881
Less: Average unallocated ESOP shares	(14,083,019)	(14,145,353)
Average number of common shares outstanding used to calculate basic earnings per common share	166,533,920	168,184,528
Common stock equivalents	39,707	63,718
Average number of common shares outstanding used to calculate diluted earnings per common share	166,573,627	168,248,246
Earnings per common share
Basic	$0.31	$0.61
Diluted	$0.31	$0.61

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$34,809	$82,472

Average number of common shares outstanding	186,758,154	186,758,154
Less: Average unallocated ESOP shares	(14,584,447)	(14,646,782)
Average number of common shares outstanding used to calculate basic earnings per common share	172,173,707	172,111,372
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	172,173,707	172,111,372
Earnings per common share
Basic	$0.20	$0.48
Diluted	$0.20	$0.48
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
As of June 30, 2022 and December 31, 2021, the Company had $87.0 million and $83.8 million, respectively, in tax credit investments that were included in other assets in the consolidated balance sheets.

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
The following table presents the Company’s investments in low income housing projects accounted for using the proportional amortization method for the periods indicated:

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Current recorded investment included in other assets	$84,211	$81,035
Commitments to fund qualified affordable housing projects included in recorded investment noted above	44,075	48,399
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Tax credits and benefits recognized	$2,334	$1,523	$4,655	$2,987
Amortization expense included in income tax expense	1,887	1,495	3,730	2,759
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the consolidated balance sheets and totaled $2.7 million and $2.8 million as of June 30, 2022 and December 31, 2021, respectively. There were no outstanding commitments related to these investments as of both June 30, 2022 and December 31, 2021.
10. Shareholders' Equity
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
Information regarding the shares repurchased under the plan is presented in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the Share Repurchase Program at the end of Each Respective Period	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Program at the end of Each Respective Period
January 1, 2022 – January 31, 2022	987,526	$21.02	2,123,404	7,214,496
February 1, 2022 – February 28, 2022	1,109,697	$21.08	3,233,101	6,104,799
March 1, 2022 – March 31, 2022	769,398	$21.31	4,002,499	5,335,401
April 1, 2022 - April 30, 2022	1,194,185	$20.19	5,196,684	4,141,216
May 1, 2022 - May 31, 2022	1,880,381	$18.93	7,077,065	2,260,835
June 1, 2022 - June 30, 2022	1,141,903	$18.78	8,218,968	1,118,932
The Company repurchased no shares of its common stock during the three and six months ended June 30, 2021.
Dividends
Information regarding dividends declared and paid is presented in the following table:

	Dividends Declared per Share	Dividends Declared	Dividends Paid
	(In millions, except per share data)
Three Months Ended March 31, 2022	$0.10	$17.1	$16.9
Three Months Ended June 30, 2022	$0.10	$16.7	$16.5

Three Months Ended March 31, 2021	$0.06	$10.3	$10.3
Three Months Ended June 30, 2021	$0.08	$13.8	$13.8
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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Components of net periodic benefit cost:
Service cost	$8,092	$7,898	$16,184	$15,794
Interest cost	2,430	1,267	4,860	2,536
Expected return on plan assets	(9,281)	(8,141)	(18,562)	(16,283)
Past service cost	(2,970)	(2,945)	(5,940)	(5,890)
Recognized net actuarial loss	2,798	3,538	5,596	7,075
Net periodic benefit cost	$1,069	$1,617	$2,138	$3,232
Service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the consolidated statements of income. There were no service costs associated with the DB SERP or ODRCP during the three and six months ended June 30, 2022 and June 30, 2021. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the consolidated statements of income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2021. However, the Company made a discretionary contribution to the Defined Benefit Plan of $7.2 million during the six months ended June 30, 2022. During the three months ended June 30, 2021, there were no contributions made to the Defined Benefit Plan. In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1,

2020. Accordingly, during the three and six months ended June 30, 2021, there were no contributions made to the Defined Benefit Plan.
Rabbi Trust Variable Interest Entity
The Company established a rabbi trust to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trust is considered a variable interest entity (“VIE”) as the equity investment at risk is insufficient to permit the trust to finance its activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trust as it has the power to direct the activities of the rabbi trust that significantly affect the rabbi trust’s economic performance and it has the obligation to absorb losses of the rabbi trust that could potentially be significant to the rabbi trust by virtue of its contingent call options on the rabbi trust’s assets in the event of the Company’s bankruptcy. As the primary beneficiary of this VIE, the Company consolidates the rabbi trust investments. In general, the rabbi trust investments and any earnings received thereon are accumulated, reinvested and used exclusively for trust purposes. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in other assets in the Company's consolidated balance sheets. Changes in fair value are recorded in noninterest income in the Company's consolidated statements of income. At June 30, 2022 and December 31, 2021 the amount of rabbi trust investments at fair value were $75.3 million and $104.4 million, respectively.
Investments in rabbi trust accounts are recorded at fair value within the Company's consolidated balance sheets with changes in fair value recorded through noninterest income. The following table presents the book value, mark-to-market, and fair value of assets held in rabbi trust accounts by asset type:

	As of June 30, 2022			As of December 31, 2021
	Book Value	Mark-to-Market	Fair Value	Book Value	Mark-to-Market	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$5,199	$—	$5,199	$4,494	$—	$4,494
Equities (1)	58,968	3,577	62,545	67,401	24,295	91,696
Fixed income	8,209	(634)	7,575	8,126	56	8,182
Total assets	$72,376	$2,943	$75,319	$80,021	$24,351	$104,372
(1)Equities include mutual funds and other exchange-traded funds.
Share-Based Compensation Plan
On November 29, 2021, the shareholders of the Company approved the Eastern Bankshares, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 26,146,141 shares of common stock pursuant to grants of restricted stock, restricted stock units (“RSUs”), non-qualified stock options and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Under the 2021 Plan, 7,470,326 shares may be issued as restricted stock or RSUs, including those issued as performance shares and performance share units (“PSUs”), and 18,675,815 shares may be issued upon the exercise of stock options. These shares may be awarded from the Company’s authorized but unissued shares. However, the 2021 Plan permits the grant of additional awards of restricted stock or RSUs above the aforementioned limit, provided that, for each additional share of restricted stock or RSU awarded in excess of such limit, the pool of shares available to be issued upon the exercise of stock options will be reduced by three shares. Pursuant to the terms of the 2021 Plan, each of the Company’s non-employee directors were automatically granted awards of restricted stock on November 30, 2021. Such restricted stock awards vest pro-rata on an annual basis over a five-year period. The maximum term for stock options is ten years.
On March 1, 2022, the Company granted to all of the Company’s executive officers and certain other employees a total of 978,364 RSUs, which vest pro-rata on an annual basis over a period of three or five years, and a total of 533,676 PSUs, for which vesting is contingent upon the Compensation Committee of the Board of Director’s certification, after the conclusion of a three-year period, that the Company has attained a threshold level of certain performance criteria over such period. On May 17, 2022, the Company granted a total of 31,559 shares of restricted stock to the Company’s non-employee directors which vest after approximately one year from the date of grant. As of June 30, 2022 and December 31, 2021, there were 5,247,712 shares and 6,787,270 shares that remained available for issuance as restricted stock or RSU awards, respectively, and 18,675,815 shares that remain available for issuance upon the exercise of stock options at both dates. As of both June 30, 2022 and December 31, 2021, no stock options had been awarded under the 2021 Plan.

The following table summarizes the Company’s restricted stock award activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of December 31, 2021	683,056	$20.13
Granted	31,559	19.17
Non-vested restricted stock as of June 30, 2022	714,615	$20.09
The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of December 31, 2021	—	$—
Granted	978,364	21.08
Forfeited	(4,041)	21.08
Non-vested restricted stock units as of June 30, 2022	974,323	$21.08
The following table summarizes the Company’s performance stock unit activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of December 31, 2021	—	$—
Granted	533,676	21.12
Non-vested performance stock units as of June 30, 2022	533,676	$21.12
As of both June 30, 2022 and December 31, 2021, no awards had vested.
For the three months ended June 30, 2022, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $2.9 million and $0.9 million, respectively. For the six months ended June 30, 2022, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $4.5 million and $1.3 million, respectively. No share-based compensation expense was incurred for the three and six months ended June 30, 2021 as the Company began granting awards in November 2021.
As of June 30, 2022 and December 31, 2021, there was $41.6 million and $13.5 million, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan, as applicable. As of June 30, 2022, this cost is expected to be recognized over a weighted average remaining period of approximately 3.8 years. As of December 31, 2021, this cost was expected to be recognized over a weighted average remaining period of approximately 4.9 years.
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Commitments to extend credit	$5,483,898	$5,175,521
Standby letters of credit	64,839	65,602
Forward commitments to sell loans	6,812	24,440
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
In the second quarter of 2021, the Company entered into a preliminary settlement of two purported class action matters concerning overdraft and nonsufficient funds fees. The matters were filed in the Massachusetts Superior Court in November 2019 and April 2021, respectively, and were consolidated into one matter for final settlement purposes. The matters were settled during the first quarter of 2022 and the total settlement expense, including related costs, was $3.3 million. The Company incurred no costs in 2022 related to these matters as the total settlement expense had been accrued in 2021 when management determined the loss contingency to be both probable and estimable. The Company’s regulators conducted inquiries and reviewed data related to one of these class action matters and, in February 2022, made an additional request for data and notified management that they may require additional restitution for certain matters associated with the nonsufficient funds fees matter. Based on this discussion, management believed that a loss contingency for this restitution was probable but was not able to determine a reasonable estimate for the loss. However, later during the first quarter of 2022, the Company was informed by its regulators that no additional remediation on this issue would be required. As a result, as of June 30, 2022, management no longer believes that a loss contingency for restitution associated with this issue is probable.
As a member of the Federal Reserve System, the Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston (the “FRBB”). However, in response to the COVID-19 pandemic, the Federal Reserve temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of either June 30, 2022 or December 31, 2021.
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
By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company’s discounting methodology and interest calculation of cash margin uses the Secured Overnight Financing Rate, or SOFR, for U.S. dollar cleared interest rate swaps.

Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into interest rate swaps in which it pays floating and receives fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate commercial loans. Such interest rate swaps include those which effectively convert the floating rate one-month LIBOR, SOFR or overnight indexed swap rate interest payments received on the commercial loans to a fixed rate and consequently reduce the Company’s exposure to variability in short-term interest rates. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. The following table reflects the Company’s derivative positions as of June 30, 2022 for interest rate swaps which qualify as cash flow hedges for accounting purposes:

			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$1,000,000	4.96	1.33%	2.81%	$(2,006)
Total	$1,000,000				$(2,006)
(1)The fair value included a net accrued interest receivable balance of $0.4 million as of June 30, 2022. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the CME from a gross basis to a net basis in accordance with applicable accounting guidance. As of June 30, 2022, the fair value was reduced to a net liability as a result of the inclusion of variation margin payments.
As of December 31, 2021, the Company did not have any active interest rate swaps which qualified as cash flow hedges for accounting purposes.
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 5 years.
The Company expects approximately $1.5 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of June 30, 2022. The reclassification is due to anticipated payments that will be received on the swaps based upon the forward curve as of June 30, 2022.
The Company discontinues cash flow hedge accounting if it is probable the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in accumulated other comprehensive income (“AOCI”) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings.
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Unrealized gains on terminated hedges included in AOCI – beginning of respective period	$4,941	$33,199	$10,239	$41,473
Unrealized gains on terminated hedges arising during the period	—	—	—	—
Reclassification adjustments for amortization of unrealized gains into net income	(3,091)	(8,219)	(8,389)	(16,493)
Unrealized gains on terminated hedges included in AOCI – end of respective period	$1,850	$24,980	$1,850	$24,980

The balance of terminated cash flow hedges in AOCI will be amortized into earnings through January 2023. The Company expects the remaining $1.9 million to be reclassified into interest income from other comprehensive income related to the Company’s terminated cash flow hedges in the next 12 months as of June 30, 2022.
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

	June 30, 2022
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	424	$2,669,859
Risk participation agreements	62	258,574
Foreign exchange contracts:
Matched commercial customer book	66	12,012
Foreign currency loan	6	12,389

	December 31, 2021
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	494	$3,009,150
Risk participation agreements	64	238,772
Foreign exchange contracts:
Matched commercial customer book	72	7,922
Foreign currency loan	6	10,830
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets for the periods indicated. There were no derivatives designated as hedging instruments at December 31, 2021.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2022	Fair Value at December 31, 2021	Balance Sheet Location	Fair Value at June 30, 2022	Fair Value at December 31, 2021
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	Other liabilities	$2,006	$—
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$17,276	$64,338	Other liabilities	$41,531	$17,880
Risk participation agreements	Other assets	122	315	Other liabilities	239	580
Foreign currency exchange contracts - matched customer book	Other assets	269	61	Other liabilities	254	46
Foreign currency exchange contracts - foreign currency loan	Other assets	58	—	Other liabilities	—	87
		$17,725	$64,714		$42,024	$18,593
Total		$17,725	$64,714		$44,030	$18,593
The table below presents the net effect of the Company’s derivative financial instruments on the consolidated income statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Derivatives designated as hedges:
Gain in OCI on derivatives	$1,485	$—	$1,485	$—
Gain reclassified from OCI into interest income (effective portion)	$3,744	$8,219	$9,042	$16,493
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—	—	—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain (loss) recognized in interest rate swap income	$1,427	$(1,087)	$3,725	$3,764
Gain (loss) recognized in interest rate swap income for risk participation agreements	88	(105)	148	264
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	2	(14)	—	(8)
Foreign currency loan	67	36	145	109
Total gain (loss) for derivatives not designated as hedges	$1,584	$(1,170)	$4,018	$4,129
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At June 30, 2022 and December 31, 2021, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $1.3 million and $0.4 million, respectively. In addition, at June 30, 2022 and December 31, 2021, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $66.3 million and $48.9 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s consolidated balance sheets.
At June 30, 2022, there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. At December 31, 2021 the fair value of all customer-related interest rate swap derivatives with credit-risk related contingent features that were in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, totaled $13.7 million. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At June 30, 2022 and December 31, 2021, the Company had posted collateral in the form of cash amounting to $3.3 million and $21.3 million, respectively, which was considered to be a restricted asset and was included in other short-term investments within the Company's consolidated balance sheets. If the Company had breached any of these provisions at June 30, 2022 or December 31, 2021, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the consolidated statements of income. As of June 30, 2022 and December 31, 2021, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $8.8 million and $31.9 million, respectively and forward sale commitments of $6.8 million and $24.4 million, respectively. During the three months ended June 30, 2022 and June 30, 2021, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of less than $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of $0.2 million and $0.4 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of June 30, 2022 was $0.1 million and less than $0.1 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2021 was $0.3 million and $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the consolidated balance sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
14. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of June 30, 2022 and December 31, 2021, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its consolidated balance sheet, as of the dates indicated:

	As of June 30, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	17,276	—	17,276	491	(10,100)	6,685
Risk participation agreements	122	—	122	—	—	122
Foreign currency exchange contracts – matched customer book	269	—	269	—	—	269
Foreign currency exchange contracts – foreign currency loan	58	—	58	—	—	58
	$17,725	$—	$17,725	$491	$(10,100)	$7,134
Derivative Liabilities
Interest rate swaps	$2,006	$—	$2,006	$—	$2,006	$—
Customer-related positions:
Interest rate swaps	41,531	—	41,531	491	41,040	—
Risk participation agreements	239	—	239	—	—	239
Foreign currency exchange contracts – matched customer book	254	—	254	—	—	254
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$44,030	$—	$44,030	$491	$43,046	$493

	As of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Customer-related positions:
Interest rate swaps	$64,338	$—	$64,338	$1,440	$—	$62,898
Risk participation agreements	315	—	315	—	—	315
Foreign currency exchange contracts – matched customer book	61	—	61	—	—	61
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$64,714	$—	$64,714	$1,440	$—	$63,274
Derivative Liabilities
Customer-related positions:
Interest rate swaps	$17,880	$—	$17,880	$1,440	$16,440	$—
Risk participation agreements	580	—	580	—	—	580
Foreign currency exchange contracts – matched customer book	46	—	46	—	—	46
Foreign currency exchange contracts – foreign currency loan	87	—	87	—	—	87
	$18,593	$—	$18,593	$1,440	$16,440	$713
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
Securities
Securities consisted of U.S. Treasury securities, U.S. Agency bonds (including SBA pooled securities), U.S. government-sponsored residential and commercial mortgage-backed securities, state and municipal bonds, and other debt securities. AFS securities are recorded at fair value.
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $38.9 million at June 30, 2022 and $58.1 million at December 31, 2021. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swap Collateral Funds
The fair value of interest rate swap collateral funds approximates the carrying amount. Interest rate swap collateral funds were classified as level 2.
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at June 30, 2022 and December 31, 2021, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$4,610,409	$—	$4,610,409	$—
Government-sponsored commercial mortgage-backed securities	1,587,959	—	1,587,959	—
U.S. Agency bonds	988,944	—	988,944	—
U.S. Treasury securities	85,366	85,366	—	—
State and municipal bonds and obligations	262,670	—	262,670	—
Other debt securities	1,573	—	1,573	—
Rabbi trust investments	75,319	67,744	7,575	—
Loans held for sale	764	—	764	—
Interest rate swap contracts
Customer-related positions	17,276	—	17,276	—
Risk participation agreements	122	—	122	—
Foreign currency forward contracts
Matched customer book	269	—	269	—
Foreign currency loan	58	—	58	—
Mortgage derivatives	80	—	80	—
Total	$7,630,809	$153,110	$7,477,699	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$2,006	$—	$2,006	$—
Customer-related positions	41,531	—	41,531	—
Risk participation agreements	239	—	239	—
Foreign currency forward contracts
Matched customer book	254	—	254	—
Foreign currency loan	—	—	—	—
Mortgage derivatives	41	—	41	—
Total	$44,071	$—	$44,071	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$5,524,708	$—	$5,524,708	$—
Government-sponsored commercial mortgage-backed securities	1,408,868	—	1,408,868	—
U.S. Agency bonds	1,175,014	—	1,175,014	—
U.S. Treasury securities	88,605	88,605	—	—
State and municipal bonds and obligations	280,329	—	280,329	—
Small Business Administration pooled securities	32,103	—	32,103	—
Other debt securities	1,597	—	1,597	—
Rabbi trust investments	104,372	96,190	8,182	—
Loans held for sale	1,206	—	1,206	—
Interest rate swap contracts
Customer-related positions	64,338	—	64,338	—
Risk participation agreements	315	—	315	—
Foreign currency forward contracts
Matched customer book	61	—	61	—
Mortgage derivatives	256	—	256	—
Total	$8,681,772	$184,795	$8,496,977	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$17,880	$—	$17,880	$—
Risk participation agreements	580	—	580	—
Foreign currency forward contracts
Matched customer book	46	—	46	—
Foreign currency loan	87	—	87	—
Mortgage derivatives	16	—	16	—
Total	$18,609	$—	$18,609	$—
There were no transfers to or from Level 1, 2 and 3 during the six months ended June 30, 2022 and twelve months ended December 31, 2021.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2022 or December 31, 2021.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of June 30, 2022 and December 31, 2021.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$38,557	$—	$—	$38,557

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$12,068	$—	$—	12,068
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of June 30, 2022	Fair Value as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$286,472	$267,834	$—	$267,834	$—
Government-sponsored commercial mortgage-backed securities	202,109	183,913	—	183,913	—
Loans, net of allowance for loan losses	12,252,175	12,116,768	—	—	12,116,768
FHLB stock	5,714	5,714	—	5,714	—
Bank-owned life insurance	158,890	158,890	—	158,890	—
Liabilities
Deposits	$19,163,801	$19,155,653	$—	$19,155,653	$—
FHLB advances	13,560	12,436	—	12,436	—
Escrow deposits from borrowers	19,456	19,456	—	19,456	—
Interest rate swap collateral funds	10,100	10,100	—	10,100	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2021	Fair Value as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Loans, net of allowance for loan losses	$12,157,281	$12,282,323	$—	$—	$12,282,323
FHLB stock	10,904	10,904	—	10,904	—
Bank-owned life insurance	157,091	157,091	—	157,091	—
Liabilities
Deposits	$19,628,311	$19,626,376	$—	$19,626,376	$—
FHLB advances	14,020	13,558	—	13,558	—
Escrow deposits from borrowers	20,258	20,258	—	20,258	—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Insurance commissions	$24,682	$23,664	$53,395	$51,811
Service charges on deposit accounts	8,313	5,708	16,850	11,075
Trust and investment advisory fees	5,994	6,074	12,135	11,737
Debit card processing fees	3,223	3,170	6,168	5,919
Other noninterest income	3,006	2,123	5,367	3,915
Total noninterest income in-scope of ASC 606	45,218	40,739	93,915	84,457
Total noninterest income out-of-scope of ASC 606	(3,341)	4,994	(5,623)	16,488
Total noninterest income	$41,877	$45,733	$88,292	$100,945
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
Insurance commissions earned but not yet received amounted to $13.9 million as of June 30, 2022, and $15.6 million as of December 31, 2021, and were included in other assets.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $2.4 million and $1.8 million as of June 30, 2022 and December 31, 2021 and were included in other assets.
Trust and Investment Advisory Fees
The Company offers investment management and trust services to individuals, institutions, small businesses and charitable institutions through its Eastern Wealth Management division. Each investment management product is governed by its own contract along with a separate identifiable fee schedule unique to that product. The Company also offers additional services, such as estate settlement, financial planning, tax services, and other special services quoted at the customer’s request.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both June 30, 2022 and December 31, 2021 and were included in other assets.
Other Noninterest Income
The Company earns various types of other noninterest income that have been aggregated into one general revenue stream in the table noted above. Other noninterest income includes, but is not limited to, the following types of revenue with customers: safe deposit rent, ATM surcharge fees and customer checkbook fees. Individually, these sources of noninterest income are immaterial.

17. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive (loss) income:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(307,893)	$61,043	$(246,850)	$(773,425)	$173,051	$(600,374)
Less: reclassification adjustment for losses included in net income	(104)	29	(75)	(2,276)	702	(1,574)
Net change in fair value of securities available for sale	(307,789)	61,014	(246,775)	(771,149)	172,349	(598,800)
Unrealized gains on cash flow hedges:
Change in fair value of cash flow hedges	1,485	(405)	1,080	1,485	(405)	1,080
Less: net cash flow hedge gains reclassified into interest income(1)	3,744	(1,053)	2,691	9,042	(2,542)	6,500
Net change in fair value of cash flow hedges	(2,259)	648	(1,611)	(7,557)	2,137	(5,420)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(2,798)	786	(2,012)	(5,596)	1,573	(4,023)
Less: accretion of prior service cost	2,970	(835)	2,135	5,940	(1,670)	4,270
Net change in other comprehensive income for defined benefit postretirement plans	(172)	49	(123)	(344)	97	(247)
Total other comprehensive loss	$(310,220)	$61,711	$(248,509)	$(779,050)	$174,583	$(604,467)
(1)Includes amortization of realized gains on terminated cash flow hedges for the three and six months ended June 30, 2022. The total realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $1.3 million, net of tax, at June 30, 2022.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized (losses) gains on securities available for sale:
Change in fair value of securities available for sale	$32,632	$(7,203)	$25,429	$(62,347)	$13,779	$(48,568)
Less: reclassification adjustment for gains included in net income	1	—	1	1,165	(257)	908
Net change in fair value of securities available for sale	32,631	(7,203)	25,428	(63,512)	14,036	(49,476)
Unrealized gains on cash flow hedges:
Change in fair value of cash flow hedges	—	—	—	—	—	—
Less: net cash flow hedge gains reclassified into interest income(1)	8,219	(2,310)	5,909	16,493	(4,636)	11,857
Net change in fair value of cash flow hedges	(8,219)	2,310	(5,909)	(16,493)	4,636	(11,857)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(3,538)	995	(2,543)	(7,075)	1,989	(5,086)
Less: amortization of prior service cost	2,945	(828)	2,117	5,890	(1,656)	4,234
Net change in other comprehensive income for defined benefit postretirement plans	593	(167)	426	1,185	(333)	852
Total other comprehensive (loss) income	$25,005	$(5,060)	$19,945	$(78,820)	$18,339	$(60,481)
(1)Represents amortization of realized gains on terminated cash flow hedges for the three and six months ended June 30, 2021. The original realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $18.0 million, net of tax, at June 30, 2021.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2022	$(58,586)	$7,361	$(5,471)	$(56,696)
Other comprehensive loss before reclassifications	(600,374)	1,080	—	(599,294)
Less: Amounts reclassified from accumulated other comprehensive loss	(1,574)	6,500	247	5,173
Net current-period other comprehensive loss	(598,800)	(5,420)	(247)	(604,467)
Ending Balance: June 30, 2022	$(657,386)	$1,941	$(5,718)	$(661,163)
Beginning Balance: January 1, 2021	$45,672	$29,815	$(21,253)	$54,234
Other comprehensive loss before reclassifications	(48,568)	—	—	(48,568)
Less: Amounts reclassified from accumulated other comprehensive loss	908	11,857	(852)	11,913
Net current-period other comprehensive (loss) income	(49,476)	(11,857)	852	(60,481)
Ending Balance: June 30, 2021	$(3,804)	$17,958	$(20,401)	$(6,247)

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
Results of operations and selected financial information by segment and reconciliation to the consolidated financial statements as of and for the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2022 and 2021, was as follows:

	As of and for the three months ended June 30,
	2022				2021
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$137,757	$—	$—	$137,757	$104,608	$—	$—	$104,608
Provision for (release of) allowance for loan losses	1,050	—	—	1,050	(3,300)	—	—	(3,300)
Net interest income after provision for loan losses	136,707	—	—	136,707	107,908	—	—	107,908
Noninterest income	18,005	23,891	(19)	41,877	21,567	24,166	—	45,733
Noninterest expense	92,628	19,516	(1,005)	111,139	87,799	20,496	(960)	107,335
Income before income tax expense	62,084	4,375	986	67,445	41,676	3,670	960	46,306
Income tax expense	15,045	1,228	—	16,273	10,464	1,033	—	11,497
Net income	$47,039	$3,147	$986	$51,172	$31,212	$2,637	$960	$34,809
Total assets	$22,210,434	$217,669	$(77,255)	$22,350,848	$16,905,267	$209,416	$(67,230)	$17,047,453
Total liabilities	$19,656,675	$53,032	$(77,255)	$19,632,452	$13,628,092	$55,969	$(67,230)	$13,616,831

	For the six months ended June 30,
	2022				2021
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$265,881	$—	$—	$265,881	$204,699	$—	$—	$204,699
Provision for (release of) allowance for loan losses	565	—	—	565	(3,880)	—	—	(3,880)
Net interest income after provision for loan losses	265,316	—	—	265,316	208,579	—	—	208,579
Noninterest income	36,142	52,340	(190)	88,292	48,527	52,450	(32)	100,945
Noninterest expense	183,074	38,989	(2,058)	220,005	163,074	40,307	(1,997)	201,384
Income before income tax expense	118,384	13,351	1,868	133,603	94,032	12,143	1,965	108,140
Income tax expense	27,153	3,762	—	30,915	22,257	3,411	—	25,668
Net income	$91,231	$9,589	$1,868	$102,688	$71,775	$8,732	$1,965	$82,472
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2022, and our results of operations for the three and six months ended June 30, 2022 and 2021. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2021 Form 10-K.

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
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in Part I, Item 1A of our 2021 Form 10-K, as updated by Part II, Item 1A “Risk Factors” of the Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (“Q1 Form 10-Q”), as updated by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and as may be further updated in our filings with the SEC from time to time.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in our 2021 Form 10-K, as updated by the notes to our unaudited interim condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q. Effective January 1, 2022, we adopted ASU 2016-13, or CECL, the accounting policy for which is described in Note 2, “Summary of Significant Accounting Policies,” Note 3, “Securities,” and Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. There have been no other material changes in critical accounting policies during the three and six months ended June 30, 2022.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $22.4 billion and $23.5 billion at June 30, 2022 and December 31, 2021, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business, which contributed $155.8 million, or 86.7%, of our total income (pre-provision net interest and dividend income and noninterest income) for the three months ended June 30, 2022 and $302.0 million, or 85.2%, of our total income for the six months ended June 30, 2022, and our insurance agency business, which contributed $23.9 million, or 13.3%, of our total income for the three months ended June 30, 2022 and $52.3 million, or 14.8%, of our total income for the six months ended June 30, 2022. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division. Our insurance agency business consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients.
Net income for the three and six months ended June 30, 2022 computed in accordance with GAAP was $51.2 million and $102.7 million, respectively, as compared to $34.8 million and $82.5 million for the three and six months ended June 30, 2021, respectively, representing increases of 47.0% and 24.5%, respectively. These increases were primarily due to an increase in average interest earning assets, which was primarily the result of our 2021 acquisition of Century. Refer to the “Results of Operations” section below for additional discussion. Net income for the three and six months ended June 30, 2022 and 2021 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and six months ended June 30, 2022 was $52.5 million and $107.6 million, respectively, compared to operating net income for the three and six months ended June 30, 2021 of $37.1 million and $83.6 million, respectively, representing increases of 41.6% and 28.7%, respectively. These increasess were largely driven by the aforementioned change in average interest-earning assets. See “Non-GAAP Financial Measures” below for a reconciliation of operating net income to GAAP net income.

The following chart shows our basic earnings per share on a GAAP and operating basis over the past five quarters (refer to the “Non-GAAP Financial Measures” section below for a reconciliation of GAAP earnings to operating earnings):

Earnings Per Share (basic)
$0.34
$0.32
$0.30
$0.28
$0.26
$0.24
$0.22
$0.20
$0.18
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
EPS
Operating EPS

Earnings per share increased from $0.20 for the three months ended June 30, 2021 to $0.31 for the three months ended June 30, 2022, a 52.0% increase. Earnings per share increased from $0.48 for the six months ended June 30, 2021 to $0.61 for the six months ended June 30, 2022, a 27.4% increase. These increases were due to increases in net income and decreases in the average number of common shares outstanding during each such period. The decreases in the average number of common shares outstanding are attributable to share repurchases in connection with our previously announced share repurchase program.

The following chart shows our efficiency ratio on a GAAP and operating basis over the past five quarters (refer to the “Non-GAAP Financial Measures” section below for additional information on the determination of each measure):

Efficiency Ratio
85.00%
80.00%
75.00%
70.00%
65.00%
60.00%
55.00%
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
GAAP
Operating

The GAAP efficiency and non-GAAP operating efficiency ratios for both the three and six months ended June 30, 2022 decreased compared to the ratios for the three and six months ended June 30, 2021. The decrease in the efficiency ratios for such periods was primarily attributable to increased net interest income, which resulted in a margin of increase in total revenue that exceeded the rate at which interest expense increased for the same periods. Refer to the “Results of Operations” section below for additional discussion of the changes in net interest income, noninterest income and noninterest expense.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of June 30, 2022 and December 31, 2021, we had total commercial and industrial loans of $2.8 billion and $3.0 billion, representing 23.0% and 24.2%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. As of June 30, 2022 and December 31, 2021, our SNC Program portfolio totaled $447.0 million and $480.9 million, or 15.7% and 16.2%, respectively, of our commercial and industrial portfolio, and 33.8% and 40.3%, respectively, of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”), a portion of our PPP loans, and industrial revenue bonds (“IRBs”), the balances of which are detailed below:
◦As of June 30, 2022 and December 31, 2021, our ABL Portfolio totaled $244.5 million and $224.8 million, or 8.6% and 7.6%, respectively, of our commercial and industrial portfolio.
◦As of June 30, 2022 and December 31, 2021, the amount of PPP loans included in our commercial and industrial portfolio was $7.5 million and $112.8 million, respectively.
◦As of both June 30, 2022 and December 31, 2021, our commercial and industrial IRB portfolio, which is comprised of municipal bonds issued to finance major capital projects, totaled $1.0 billion.
•Commercial real estate: Loans in this category include mortgage loans on commercial real estate, both investment and owner occupied. As of June 30, 2022 and December 31, 2021, we had total commercial real estate loans of $4.8 billion and $4.5 billion, representing 38.7% and 36.9%, respectively, of our total loans. As of June 30, 2022, and December 31, 2021, owner occupied loans totaled $984.1 million and $958.5 million, representing 20.5% and 21.2%, respectively, of our commercial real estate loans. In connection with our adoption of ASU 2016-13, we revised our methodology for determining owner occupied commercial real estate loans in order to conform with our corresponding pools for CECL reserve modeling purposes, and our totals as of June 30, 2022 reflect such revision. Accordingly, the amount of our owner occupied commercial real estate loans as of December 31, 2021 was also revised from the amount disclosed in our 2021 Form 10-K to accommodate comparability. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also includes IRB loans of $588.1 million and $629.6 million as of June 30, 2022 and December 31, 2021, respectively.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of June 30, 2022 and December 31, 2021, we had total commercial construction loans of $303.5 million and $222.3 million, representing 2.5% and 1.8%, respectively, of our total loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1 million and small investment real estate projects with exposures of under $3 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of June 30, 2022 and December 31, 2021, we had total business banking loans of $1.1 billion and $1.3 billion, respectively, representing 9.1% and 10.9% of our total loans for each period end, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $244.0 million and $882.8 million, respectively, as of June 30, 2022, and $440.6 million and $894.1 million, respectively, as of December 31, 2021.
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
Our business banking portfolio also includes a portion of our PPP loans which are included in the aforementioned commercial and industrial business banking total. As of June 30, 2022 and December 31, 2021, the amount of PPP loans included in our business banking portfolio was $35.0 million and $218.6 million, respectively.
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of June 30, 2022 and December 31, 2021, we had total residential loans of $2.0 billion and $1.9 billion, respectively, representing 16.1% and 15.7%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and six months ended June 30, 2022, residential real estate mortgage originations were $159.4 million and $277.7 million, respectively, of which $15.8 million and $45.1 million, respectively, were sold on the secondary markets. Comparatively, during the three and six months ended June 30, 2021, residential real estate mortgage originations were $236.5 million and $496.6 million, respectively, of which $46.1 million and $103.3 million, respectively, were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of both June 30, 2022 and December 31, 2021, we had total consumer home equity loans of $1.1 billion, representing 9.3% and 9.0%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of June 30, 2022 and December 31, 2021, we had total other consumer loans of $198.3 million and $214.5 million, representing 1.6% and 1.8%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
Other Banking Products and Services
In addition to our lending activities, which are the core part of our banking business, we offer other banking products and services primarily related to (i) other commercial banking products, (ii) other consumer deposit products and (iii) wealth management services.
Other Commercial Banking Products
•We offer a variety of deposit, treasury management, electronic banking, interest rate protection and foreign exchange products to our customers. In addition, we offer cash management services to our corporate and municipal clients. Deposit products include checking products, both interest-bearing and noninterest-bearing, as well as money market deposits, savings deposits and certificates of deposits. Our treasury management products include a variety of cash management and payment products. Our interest rate protection and foreign exchange products include interest rate swaps and currency related transactions. As of June 30, 2022 and December 31, 2021, our total commercial deposits were $7.6 billion and $8.1 billion, respectively. During the three and six months ended June 30, 2022 our commercial noninterest income was $5.8 million and $11.6 million, respectively, compared to $4.1 million and $8.3 million for the three and six months ended June 30, 2021, respectively.
Other Consumer Deposit Products
•We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 98 branches located in eastern Massachusetts and New Hampshire, through our call center in our facility in Lynn, MA and through our online and mobile banking applications.
Wealth Management Services

•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of June 30, 2022 and December 31, 2021, we held $2.8 billion and $3.4 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the consolidated balance sheets included in this Quarterly Report on Form 10-Q. For the three and six months ended June 30, 2022, we had noninterest income of $6.0 million and $12.1 million, respectively, from providing these services compared to $6.1 million and $11.7 million for the three and six months ended June 30, 2021, respectively.
Insurance Agency Business
Our insurance agency business consists of insurance-related activities such as acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients through our wholly-owned agency, Eastern Insurance Group. Our insurance products include commercial property and liability, workers compensation, life, accident and health and automobile insurance. We also offer a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and executive services. As an agency business, we do not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services is the most significant portion of our noninterest income, representing $24.7 million and $53.4 million, respectively, or 58.9% and 60.5%, respectively of our noninterest income during the three and six months ended June 30, 2022. Comparatively, during the three and six months ended June 30, 2021, such income represented $23.7 million and $51.8 million, respectively, or 51.7% and 51.3%, respectively, of our noninterest income. Our insurance business operates through 22 non-branch offices located primarily in eastern Massachusetts and had 401 full-time equivalent employees as of June 30, 2022.
Acquisitions
During the six months ended June 30, 2022, Eastern Insurance Group completed one insurance agency acquisition. The purchase price and goodwill recorded as a result of the acquisition were not material. There were no acquisitions during the three months ended June 30, 2022.
Outlook and Trends
Interest Rates
We expect additional increases in the federal funds rate in 2022 which is anticipated to be beneficial to our net interest income and net interest margin. The Federal Open Market Committee (the “FOMC”) voted to increase rates multiple times thus far in 2022, which is detailed as follows:
•On March 16, 2022, the FOMC voted to increase interest rates by 25 basis points to a range of 0.25% to 0.50%.
•On May 4, 2022, the FOMC voted to increase interest rates by 50 basis points to a range of 0.75% to 1.00%.
•On June 15, 2022, the FOMC voted to increase interest rates by 75 basis points to a range of 1.50% to 1.75%.
•On July 27, 2022, the FOMC voted to increase interest rates by 75 basis points to a range of 2.25% to 2.50% and stated that it anticipates that ongoing rate increases will be appropriate.
Approximately 40% of our loans are indexed to a market rate that is expected to reprice along with the federal funds rate. As rates have risen and the shape of the yield curve has changed during the first and second quarters of 2022, a portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. For more detail regarding such hedging financial instruments, refer to Note 13, “Derivative Financial Instruments” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Management expects to continue to evaluate the scope of our hedging program in order to manage interest rate risk exposure to lower rate scenarios. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income which assumes a variety of immediate and parallel changes in interest rates.
Paycheck Protection Program Loans
We are a participating lender in the SBA’s Paycheck Protection Program, or PPP. We concluded PPP loan originations in the second quarter of 2021 as the SBA announced in May 2021 that PPP funds were exhausted. The majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of our Eastern Wealth Management division and Eastern Insurance Group. As of June 30, 2022 and December 31, 2021, the remaining balance of our PPP loans was $42.5 million and $331.4 million, respectively. Net PPP loan fee accretion (fee accretion less cost amortization) for all PPP loans for the three and six months ended June 30, 2022 was $2.5 million and $8.3 million, respectively. Net PPP loan fee accretion (fee accretion less cost amortization) for all PPP loans for the three and six months ended June 30, 2021 was $9.3 million and $17.6 million, respectively. We expect to recognize the remaining net unearned fees of $0.9 million as of June 30, 2022 during the remainder of the year ended December 31, 2022 resulting in total recognized net fee accretion of $9.2 million for the year ended December 31, 2022 compared to $34.3 million recognized during the year ended December 31, 2021. Our net interest margin is expected to be adversely affected as a result of the decline in net fee accretion, which is associated with the decreased volume of PPP loan payoffs. The impact to our net interest margin resulting from the decline in net PPP loan fee accretion is estimated to be 0.25% (change computed based upon average total loans for the year ended December 31, 2021).
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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, operating net income to average tangible shareholders’s equity, tangible book value per share and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) expenses indirectly associated with our initial public offering (“IPO”), (vii) OREO gains and losses, (viii) merger and acquisition expenses, (ix) the stock donation to the Eastern Bank Foundation (the “Foundation”) in connection with our mutual-to-stock conversion and IPO, and (x) settlement of putative consumer class action litigation matters related to overdraft and non-sufficient funds fees, and associated settlement expenses. There were no expenses indirectly associated with our IPO, OREO gains or stock donations to the Foundation during the periods presented in this Quarterly Report on Form 10-Q.
We also present tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, average tangible shareholders’ equity, the ratios of net income and operating net income to average tangible shareholders’ equity and tangible book value per share, each of which excludes the impact of goodwill and other intangible assets, as we believe these financial measures provide investors with the ability to further assess our performance, identify trends in our core business and provide a comparison of our capital adequacy to other companies. We have included the tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.
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

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income (GAAP)	$51,172	$34,809	$102,688	$82,472
Non-GAAP adjustments:
Add:
Noninterest income components:
Loss (income) from investments held in rabbi trusts	7,316	(4,216)	11,749	(6,062)
Losses (gains) on sales of securities available for sale, net	104	(1)	2,276	(1,165)
Gains on sales of other assets	(1,251)	(29)	(977)	(47)
Noninterest expense components:
Rabbi trust employee benefit (income) expense	(3,310)	2,063	(5,397)	3,049
Impairment reversal on tax credit investments	—	(1,419)	—	(1,419)
Merger and acquisition expenses	—	3,479	34	4,068
Settlement and expenses for putative consumer class action matters	—	3,325	—	3,325
Total impact of non-GAAP adjustments	2,859	3,202	7,685	1,749
Less net tax benefit associated with non-GAAP adjustment (1)	1,513	914	2,748	587
Non-GAAP adjustments, net of tax	$1,346	$2,288	$4,937	$1,162
Operating net income (non-GAAP)	$52,518	$37,097	$107,625	$83,634

Weighted average common shares outstanding during the period:
Basic	166,533,920	172,173,707	168,184,528	172,111,372
Diluted	166,573,627	172,173,707	168,248,246	172,111,372

Earnings per share, basic	$0.31	$0.20	$0.61	$0.48
Earnings per share, diluted	$0.31	$0.20	$0.61	$0.48

Operating earnings per share, basic (non-GAAP)	$0.32	$0.22	$0.64	$0.49
Operating earnings per share, diluted (non-GAAP)	$0.32	$0.22	$0.64	$0.49
(1)The net tax benefit associated with these items is determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. The net tax benefit amount for the 2022 periods reflects the impact of the reversal of the remaining $0.7 million of a $12.0 million valuation allowance (“EBF Valuation Allowance”) established in 2020 associated with the 2020 stock donation to the Foundation. The reversal of the valuation allowance during the three months ended June 30, 2022 was considered appropriate based upon our determination of the realizability of such deductions for tax purposes as of June 30, 2022. The initial $11.3 million reversal of the EBF Valuation Allowance occurred in 2021.

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income, noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net interest income (GAAP)	$137,757	$104,608	$265,881	$204,699
Add:
Tax-equivalent adjustment (non-GAAP)	3,023	1,269	5,284	2,566
Fully-taxable equivalent net interest income (non-GAAP)	140,780	105,877	271,165	207,265
Noninterest income (GAAP)	41,877	45,733	88,292	100,945
Less:
(Loss) income from investments held in rabbi trusts	(7,316)	4,216	(11,749)	6,062
(Losses) gains on sales of securities available for sale, net	(104)	1	(2,276)	1,165
Gains on sales of other assets	1,251	29	977	47
Noninterest income on an operating basis (non-GAAP)	48,046	41,487	101,340	93,671
Noninterest expense (GAAP)	$111,139	$107,335	$220,005	$201,384
Less:
Rabbi trust (income) benefit expense	(3,310)	2,063	(5,397)	3,049
Impairment reversal on tax credit investments	—	(1,419)	—	(1,419)
Merger and acquisition expenses	—	3,479	34	4,068
Settlement and expenses for putative consumer class action matters	—	3,325	—	3,325
Noninterest expense on an operating basis (non- GAAP)	$114,449	$99,887	$225,368	$192,361
Total revenue (GAAP)	$179,634	$150,341	$354,173	$305,644
Total operating revenue (non-GAAP)	$188,826	$147,364	$372,505	$300,936
Ratios:
Efficiency ratio (GAAP)	61.87%	71.39%	62.12%	65.89%
Operating efficiency ratio (non-GAAP)	60.61%	67.78%	60.50%	63.92%

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of June 30,	As of December 31,
	2022	2021
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$2,718,396	$3,406,352
Less: Goodwill and other intangibles	653,853	649,703
Tangible shareholders’ equity (non-GAAP)	2,064,543	2,756,649
Tangible assets:
Total assets (GAAP)	22,350,848	23,512,128
Less: Goodwill and other intangibles	653,853	649,703
Tangible assets (non-GAAP)	$21,696,995	$22,862,425
Shareholders’ equity to assets ratio (GAAP)	12.2%	14.5%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	9.5%	12.1%
Book value per share:
Common shares issued and outstanding	179,253,801	186,305,332
Book value per share (GAAP)	$15.17	$18.28
Tangible book value per share (non-GAAP)	$11.52	$14.80
The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income (GAAP)	$51,172	$34,809	$102,688	$82,472
Operating net income (non-GAAP) (1)	52,518	37,097	107,625	83,634
Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$2,865,799	$3,406,497	$3,068,497	$3,411,982
Less: Average goodwill and other intangibles	654,444	379,044	651,984	377,699
Average tangible shareholders’ equity (non-GAAP)	2,211,355	3,027,453	2,416,513	3,034,283
Ratios:
Return on average total shareholders’ equity (GAAP) (2)	7.16%	4.10%	6.75%	4.87%
Return on average tangible shareholders’ equity (non-GAAP) (2)	9.28%	4.61%	8.57%	5.48%
Operating return on average tangible shareholders’ equity (non-GAAP) (2)	9.53%	4.91%	8.98%	5.56%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income.
(2)Presented on an annualized basis.

Financial Position
Summary of Financial Position

	As of June 30, 2022	As of December 31, 2021	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$368,914	$1,231,792	$(862,878)	(70.1)%
Securities available for sale	7,536,921	8,511,224	(974,303)	(11.4)%
Securities held to maturity	488,581	—	488,581	100.0%
Loans, net of allowance for loan losses	12,252,175	12,157,281	94,894	0.8%
Federal Home Loan Bank Stock	5,714	10,904	(5,190)	(47.6)%
Goodwill and other intangible assets	653,853	649,703	4,150	0.6%
Deposits	19,163,801	19,628,311	(464,510)	(2.4)%
Borrowed funds	43,116	34,278	8,838	25.8%
Cash and cash equivalents
Total cash and cash equivalents decreased by $0.9 billion, or 70.1%, to $0.4 billion at June 30, 2022 from $1.2 billion at December 31, 2021. This decrease was primarily due to a decrease in total customer deposits of $464.5 million, net cash outflows related to AFS and HTM securities of $296.6 million, which included security purchases partially offset by proceeds from sales of securities available for sale, maturities and principal paydowns, and $141.8 million in share repurchases during the six months ended June 30, 2022, respectively. The decrease in customer deposits is primarily due to the transfer of our cannabis-related and money service business deposits relationships, which we acquired from Century, to Needham Bank in the second quarter of 2022. For further discussion of the deposit transfer, refer to the later “Components of Deposits” section in this Item 2. For further discussion of the change in securities, refer to the later “Security Portfolio Composition” section in this Item 2.
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
U.S. government securities: At June 30, 2022 our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. At December 31, 2021, our U.S. government securities consisted of U.S. Agency bonds, U.S. Treasury securities and Small Business Administration pooled securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$4,610,409	$5,524,708
Government-sponsored commercial mortgage-backed securities	1,587,959	1,408,868
U.S. Agency bonds	988,944	1,175,014
U.S. Treasury securities	85,366	88,605
State and municipal bonds and obligations	262,670	280,329
Small Business Administration pooled securities	—	32,103
Other debt securities	1,573	1,597
Total available for sale securities, at fair value	7,536,921	8,511,224
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	286,472	—
Government-sponsored commercial mortgage-backed securities	202,109	—
Total held to maturity securities, at amortized cost	488,581	—
Total	$8,025,502	$8,511,224
Our securities portfolio has decreased $0.5 billion, or 5.7%, to $8.0 billion at June 30, 2022 from $8.5 billion at December 31, 2021. This decrease was primarily due to a decrease in the fair value of AFS securities, sales of AFS securities and maturities and principal paydowns of our AFS and held to maturity (“HTM”) securities. Partially offsetting this activity, were AFS and HTM security purchases during the six months ended June 30, 2022.
•At June 30, 2022, the unrealized loss on AFS securities was $847.1 million compared to an unrealized loss of $76.0 million at December 31, 2021, representing a $771.1 million decrease in the fair value of such securities. The change from December 31, 2021 to June 30, 2022 is primarily driven by rising market rates of interest.
•AFS securities sales totaled $238.2 million during the six months ended June 30, 2022. AFS and HTM security maturities and principal paydowns totaled $624.4 million and $5.2 million, respectively, during the six months ended June 30, 2022.
•Partially offsetting the decrease in the securities portfolio from December 31, 2021 to June 30, 2022 were purchases of AFS and HTM securities of $670.7 million and $493.7 million, respectively, during the six months ended June 30, 2022.
We did not have trading investments at June 30, 2022 or December 31, 2021.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $262.4 million at June 30, 2022 compared to $279.8 million at December 31, 2021.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both June 30, 2022 and December 31, 2021, we had no securities categorized as Level 3 within the fair value hierarchy.

Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.
The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the period ended June 30, 2022 and contractual maturities of our AFS securities and weighted average yields at and for the period ended December 31, 2021. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Amounts Maturing

	Securities Maturing as of June 30, 2022 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.67%	0.96%	1.52%	1.44%
Government-sponsored commercial mortgage-backed securities	1.58	1.30	1.66	1.94	1.74
U.S. Agency bonds	—	0.76	0.91	—	0.82
U.S. Treasury securities	0.13	1.57	—	—	1.41
State and municipal bonds and obligations	2.56	2.61	3.28	4.05	3.58
Other debt securities	0.87	0.87	—	—	0.87
Total available for sale securities	0.97	1.06	1.28	1.65	1.49
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—	—	—	2.86	2.86
Government-sponsored commercial mortgage-backed securities	—	—	2.23	—	2.23
Total held to maturity securities	—	—	2.23	2.86	2.60
Total	0.97%	1.06%	1.36%	1.71%	1.55%

	Securities Maturing as of December 31, 2021 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.64%	1.01%	1.44%	1.38%
Government-sponsored commercial mortgage-backed securities	—	1.14	1.20	1.95	1.67
U.S. Agency bonds	1.11	0.73	1.00	—	0.88
U.S. Treasury securities	0.15	0.78	—	—	0.50
State and municipal bonds and obligations (2)	(1.24)	2.46	3.17	4.04	3.48
Small Business Administration pooled securities	—	1.72	—	1.93	1.90
Other debt securities	1.01	0.84	—	—	0.87
Total available for sale securities	0.10%	0.95%	1.12%	1.60%	1.42%
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

We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans increased $117.2 million, or 1.0%, to $12.4 billion at June 30, 2022 from $12.3 billion at December 31, 2021. The increase as of June 30, 2022 was primarily due to an increase in our commercial real estate, retail, and commercial construction portfolio balances, partially offset by decreases in our business banking and commercial and industrial portfolios, as further noted below.
•Our commercial real estate portfolio increased by $269.8 million from December 31, 2021 to June 30, 2022 which was primarily attributable to an increase of $283.0 million in commercial real estate investment loan balances. Such loans represent loans secured by commercial real estate that are non-owner-occupied. The increase in such loan balances was primarily due to management’s active focus on originating loans collateralized by industrial/warehouse and multi-family property types, which are included in the commercial real estate investment loan category, due to management’s stable outlook as it relates to the credit performance of such loans.
•Our retail portfolio increased by $93.9 million, which was primarily attributable to increases of $62.8 million and $47.3 million in residential and consumer home equity loan balances, respectively, during the six months ended June 30, 2022. The increase in residential real estate loan balances was primarily due to reduced volume of loan sales, which was precipitated by rising market rates of interest, and led to us retaining a larger number of residential real estate mortgage loan originations. Consumer home equity loan balances increased primarily due to additional customer draws on home equity lines of credit during the period attributable to normal customer activity.
•Our commercial construction portfolio increased by $81.1 million which was primarily attributable to increases of $22.6 million and $22.1 million in our industrial/warehouse and multi-family collateral type loan balances, respectively, during the six months ended June 30, 2022. The increase in the balance of loans collateralized by industrial/warehouse and multi-family property types is due to management’s active focus on originating these types of loans as mentioned above.
•Our business banking portfolio decreased by $207.8 million primarily as a result of a $183.6 million decrease in business banking PPP loan balances during the six months ended June 30, 2022 as such loans were paid off or forgiven by the SBA.
•Similarly, our commercial and industrial portfolio decreased by $119.8 million primarily as a result of a decrease of $105.3 million in commercial and industrial PPP loan balances during the six months ended June 30, 2022.

The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Commercial and industrial	$2,840,734	$2,960,527
Commercial real estate	4,792,345	4,522,513
Commercial construction	303,463	222,328
Business banking	1,126,853	1,334,694
Residential real estate	1,989,621	1,926,810
Consumer home equity	1,147,425	1,100,153
Other consumer	198,253	214,485
Total loans	12,398,694	12,281,510
Allowance for loan losses	(125,531)	(97,787)
Unamortized premiums, net of unearned discounts and deferred fees	(20,988)	(26,442)
Total loans receivable, net	$12,252,175	$12,157,281
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and is concentrated in the New England geographical area, with 83.5% of our commercial loans in Massachusetts and New Hampshire as of June 30, 2022.
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
Special mention, substandard and doubtful loans totaled 3.4% and 5.8% of total commercial loans outstanding at June 30, 2022 and December 31, 2021, respectively. This decrease was driven by risk rating upgrades in the commercial real estate and commercial and industrial portfolios.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio remained consistent at 0.65% at June 30, 2022, compared to 0.65% at December 31, 2021.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of (1)(2)
	June 30, 2022	December 31, 2021
Portfolio
Commercial and industrial	0.07%	0.06%
Commercial real estate	0.52%	0.60%
Commercial construction	—%	—%
Business banking	1.03%	0.86%
Residential real estate	1.52%	1.38%
Consumer home equity	0.82%	0.90%
Other consumer	0.83%	1.23%
Total	0.65%	0.65%
(1)In the calculation of the delinquency rate as of June 30, 2022 and December 31, 2021, the total amount of loans outstanding includes $42.5 million and $331.4 million, respectively, of PPP loans.
(2)Delinquency rates as of June 30, 2022 were computed based upon amortized cost balances while delinquency rates as of December 31, 2021 were computed based upon recorded investment balances. The effect on the above delinquency rates of the difference in methodology is not significant.
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
NPLs increased $24.9 million, or 71.2%, to $59.9 million at June 30, 2022 from $35.0 million at December 31, 2021. NPLs as a percentage of total loans increased to 0.48% at June 30, 2022 from 0.29% at December 31, 2021. Refer to the later “Allowance for Loan Losses” section in this Item 2 for a discussion of the change in non-accrual loans which comprise our NPLs as of June 30, 2022. As of December 31, 2021, NPLs included loans that were past due 90 days or more and still accruing which were comprised solely of purchased credit impaired (PCI) loans. PCI loans were not subject to classification as non-accrual in the same manner as originated loans as their interest income related to the accretable yield recognized and not to contractual interest payments at the loan level. In connection with our adoption of ASU 2016-13 on January 1, 2022, all PCI loans are now considered purchased credit deteriorated (PCD) loans. Interest income recognition for PCD loans is consistent with originated loans and, therefore, PCD loans cease accruing interest at 90 days past due unless management believes that the applicable collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest. There were no PCD or originated loans at June 30, 2022 that were past due 90 days or more and still accruing.
The total amount of interest recorded on NPLs during both the six months ended June 30, 2022 and 2021 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.7 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.
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
In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a TDR. Loans modified during the six months ended June 30, 2022 and 2021 which were determined to be TDRs were $4.0 million (post modification balance) and $0.8 million (post modification balance), respectively. The overall increase in TDR loans modified during the aforementioned periods consisted of an increase of $2.5 million and $0.7 million in commercial and consumer loan TDR modifications, respectively. There were no loans that had been modified during the preceding 12 months and which subsequently defaulted during the six months ended June 30, 2022. Two loans totaling $0.5 million were modified during the preceding 12 months, which subsequently defaulted during the six months ended June 30, 2021.
It is our policy to have any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
PCD loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. As of June 30, 2022, the carrying amount of PCD loans was $58.1 million. As discussed further below, we adopted ASU 2016-13, commonly referred to as CECL, on January 1, 2022. Prior to such adoption, our acquired loans that exhibited evidence of deterioration of credit quality since origination were designated as PCI loans. As of December 31, 2021, the carrying amount of PCI loans was $69.6 million.
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

The following table presents the balance of loans that received a COVID-19 modification and have not yet resumed repayment as of June 30, 2022 and December 31, 2021:

	Remaining COVID-19 Modifications as of June 30, 2022 (1)		Remaining COVID-19 Modifications as of December 31, 2021 (1)
	Balance	% of Total Portfolio	Balance	% of Total Portfolio
	(Dollars in thousands)
Portfolio
Commercial and industrial	$—	—%	$4,548	0.2%
Commercial real estate	12,825	0.3%	93,519	2.1%
Commercial construction	—	—%	—	—%
Business banking	611	0.1%	649	0.1%
Residential real estate	5,290	0.3%	5,870	0.3%
Consumer home equity	772	0.1%	1,365	0.1%
Other consumer	416	0.2%	706	0.3%
Total (2)	$19,914	0.2%	$106,657	0.9%
(1)Remaining COVID-19 modifications reflect only those loans which underwent a modification and have not yet resumed repayment. We define a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due.
(2)As of June 30, 2022 and December 31, 2021, remaining COVID-19 modifications included $12.8 million and $71.0 million, respectively, of loans to borrowers in the hotel industry.
As of June 30, 2022 and December 31, 2021, the aggregate amount of loans that received a COVID-19 modification and have become a non-performing loan after the respective deferral period is $4.8 million and $4.7 million, respectively.
COVID-19 Pandemic-Impacted Industries. As of June 30, 2022, we believe loans to our borrowers in the categories of office, retail, restaurant, and hotel industry to represent those which have experienced and will likely continue to experience the most adverse effects of the COVID-19 pandemic. As of June 30, 2022, the aggregate outstanding loan balance of loans to our borrowers in the office, retail, restaurant, and hotel industry categories was $1.1 billion, $591.3 million, $187.7 million, and $156.8 million respectively, representing 9.3%, 4.8%, 1.5%, and 1.3% of total loans, respectively. As of December 31, 2021, the aggregate outstanding loan balance of loans to our borrowers in the office, retail, restaurant, and hotel industry categories was $1.1 billion, $549.0 million, $188.9 million and $189.0 million, respectively, representing 8.8%, 4.5%, 1.5% and 1.5% of total loans, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. At June 30, 2022 and December 31, 2021, our potential problem loans (including COVID-19-related loans), or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 days or more past due categories, totaled $262.8 million and $470.9 million, respectively. Of these potential problem loans, $171.8 million and $335.9 million at June 30, 2022 and December 31, 2021, respectively, are loans in COVID-19 pandemic-impacted industries.
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
For the purpose of estimating our allowance for loan losses, we segregate the loan portfolio into loan categories, for loans that share similar risk characteristics, that possess unique risk characteristics such as loan purpose, repayment source, and collateral that are considered when determining the appropriate level of the allowance for loan losses for each category. Loans that do not share similar risk characteristics with other loans are evaluated individually.

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
Loans are evaluated on a regular basis by management. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. For commercial and industrial, commercial real estate, commercial construction and business banking portfolios, the quantitative model uses a loan rating system which is comprised of management’s determination of probability of default, or PD, loss given default, or LGD and exposure at default, or EAD, which are derived from historical loss experience and other factors. For residential real estate, consumer home equity and other consumer portfolios, our quantitative model uses historical loss experience
The allowance for loan losses is allocated to loan categories using both a formula-based approach and an analysis of certain individual loans for impairment. We use a methodology to systematically estimate the amount of expected credit loss in the loan portfolio. Under our current methodology, the allowance for loan losses contains reserves related to loans for which the related allowance for loan losses is determined on individual loan basis and on a collective basis, and other qualitative components.
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
The allowance for loan losses increased by $27.7 million, or 28.4%, to $125.5 million, or 1.01% of total loans, at June 30, 2022 from $97.8 million, or 0.80% of total loans at December 31, 2021. The increase in the allowance for loan losses was primarily a result of our adoption of CECL, as previously described above. The additional reserves required as a result of our adoption of CECL were primarily attributable to the loans we acquired in connection with our acquisition of Century which were recorded at fair value at the time of acquisition. Under ASU 2016-13, the credit mark that is a component of the day-one fair value adjustment on acquired loans cannot be considered in the allowance computation, whereas under the incurred loss model, the credit mark could be considered for reserve determination purposes. In connection with our adoption of this standard, we recorded an increase to the allowance for loan losses of $27.1 million which represented the one-time cumulative-effect adjustment.
For additional discussion of our allowance for credit losses measurement methodology, see Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. For additional discussion of the change in allowance for loan losses, refer to the later “Provision for Loan Losses,” included in the “Results of Operations” section within this Item 2. For discussion of our previous methodology for estimating the allowance for loan losses, refer to Note 5,

“Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q and Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8 of the 2021 Form 10-K.
The following table summarizes credit ratios for the periods presented:
Summary of Changes in the Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(697)	$537	$(946)	$528
Commercial real estate	(36)	(4)	(50)	230
Commercial construction	—	—	—	—
Business banking	144	1,547	161	2,566
Residential real estate	(14)	(17)	(24)	(27)
Consumer home equity	(6)	(3)	(10)	(74)
Other consumer	294	83	776	291
Total net loan (recoveries) charge-offs	(315)	2,143	(93)	3,514
Average loans:
Commercial and industrial	2,866,551	1,954,733	2,913,763	1,987,974
Commercial real estate	4,781,439	3,759,236	4,723,630	3,726,316
Commercial construction	278,125	264,600	258,996	269,818
Business banking	1,018,537	1,323,175	1,062,406	1,325,695
Residential real estate	1,959,190	1,430,400	1,947,971	1,411,274
Consumer home equity	1,113,142	823,737	1,100,882	833,377
Other consumer	196,722	238,163	200,839	250,300
Average total loans (1)	$12,213,706	$9,794,045	$12,208,487	$9,804,754
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	(0.02)%	0.03%	(0.03)%	0.03%
Commercial real estate	0.00	0.00	0.00	0.01
Commercial construction	—	—	—	—
Business banking	0.01	0.12	0.02	0.19
Residential real estate	0.00	0.00	0.00	0.00
Consumer home equity	0.00	0.00	0.00	(0.01)
Other consumer	0.15	0.03	0.39	0.12
Total net (recoveries) charge-offs to average loans outstanding during the period:	(0.01)%	0.02%	(0.01)%	0.04%
Total loans	$12,377,706	$9,591,336	$12,377,706	$9,591,336
Total non-accrual loans	59,880	39,907	59,880	39,907
Allowance for loan losses	$125,531	$105,637	$125,531	$105,637
Allowance for loan losses as a percent of total loans	1.01%	1.10%	1.01%	1.10%
Non-accrual loans as a percent of total loans	0.48%	0.42%	0.48%	0.42%
Allowance for loan losses as a percent of non-accrual loans	209.64%	264.71%	209.64%	264.71%
(1)Average loan balances exclude loans held for sale

Non-accrual loans increased $20.0 million, or 50.0%, to $59.9 million at June 30, 2022 from $39.9 million at June 30, 2021, primarily due to increases in non-accrual loans in our commercial real estate, residential real estate, and consumer home equity portfolios. Partially offsetting this increase was a $8.2 million decrease in business banking loans. Non-accrual commercial real estate loans increased $24.5 million to $25.0 million at June 30, 2022 from $0.5 million at June 30, 2021 primarily due to the migration of one syndicated commercial real estate loan to non-accrual status during the six months ended June 30, 2022. As of the date of this filing, this loan is in an active workout process. Non-accrual residential real estate loans increased $3.0 million, or 47.2%, to $9.5 million at June 30, 2022 from $6.4 million at June 30, 2021, primarily due to several loans moving to non-accrual status which had been acquired in connection with our acquisition of Century. Similarly, non-accrual consumer home equity loans increased $2.8 million, or 77.4%, to $6.4 million at June 30, 2022 from $3.6 million at June 30, 2021, primarily due to several loans moving to non-accrual status which had been acquired in connection with our acquisition of Century. Non-accrual business banking loans decreased $8.2 million, or 57.9%, to $6.0 million at June 30, 2022, from $14.2 million at June 30, 2021 primarily due to payoffs and curing of delinquency of such loans.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of June 30, 2022			As of December 31, 2021
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$25,852	20.59%	22.91%	$18,018	18.43%	24.10%
Commercial real estate	47,555	37.89%	38.65%	52,373	53.56%	36.82%
Commercial construction	5,474	4.36%	2.45%	2,585	2.64%	1.81%
Business banking (1)	16,699	13.30%	9.09%	10,983	11.23%	10.87%
Residential real estate	21,663	17.26%	16.05%	6,556	6.70%	15.69%
Consumer home equity	5,662	4.51%	9.25%	3,722	3.81%	8.96%
Other consumer	2,626	2.09%	1.60%	3,308	3.38%	1.75%
Other	—	—%	—%	242	0.25%	—%
Total	$125,531	100.00%	100.00%	$97,787	100.00%	100.00%
(1)PPP loans are included within these portfolios as of June 30, 2022 and December 31, 2021; however, as of June 30, 2022 and December 31, 2021 no allowance for loan losses was recorded on these loans due to the SBA guarantee of 100% of the loans
To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, liquidation of the collateral and the strength of co-makers or guarantors. When available information confirms that specific loans or portions thereof are uncollectible, these amounts are promptly charged-off against the allowance for loan losses and any recoveries of such previously charged-off amounts are credited to the allowance for loan losses.
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
We held an investment in the FHLBB of $5.7 million and $10.9 million at June 30, 2022 and December 31, 2021, respectively.
Goodwill and other intangible assets
Goodwill and other intangible assets were $653.9 million and $649.7 million at June 30, 2022 and December 31, 2021, respectively. The increase in goodwill and other intangibles assets was due to the purchase of one insurance agency during the six months ended June 30, 2022. We did not record any impairment to our goodwill or other intangible assets during the six months ended June 30, 2022. We will continue to assess our goodwill and other intangible assets to determine if impairments are necessary.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of June 30, 2022	As of December 31, 2021	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$6,604,154	$7,020,864	$(416,710)	(5.9)%
Interest checking	5,348,181	4,478,566	869,615	19.4%
Savings	2,015,865	2,077,495	(61,630)	(3.0)%
Money market investments	4,787,603	5,525,005	(737,402)	(13.3)%
Certificate of deposits	407,998	526,381	(118,383)	(22.5)%
Total deposits	$19,163,801	$19,628,311	$(464,510)	(2.4)%
(1)The Bank’s estimate of total uninsured deposits was $10.1 billion and $11.0 billion at June 30, 2022 and December 31, 2021, respectively.
Deposits decreased by $0.5 billion, or 2.4%, to $19.2 billion at June 30, 2022 from $19.6 billion at December 31, 2021. This decrease was primarily the result of a decrease in money market investments of $0.7 billion, a decrease in demand deposits of $0.4 billion, and a decrease in certificate of deposits of $0.1 billion. These decreases were partially offset by an increase of $0.9 billion in interest checking deposits. The overall decrease is due to normal deposit activity and a transfer of deposits during the second quarter of 2022. On January 14, 2022, we announced we had entered into an asset purchase agreement for the transfer of our cannabis-related and money service business deposits relationships, which we acquired from Century, to Needham Bank. On April 1, 2022, we completed the transfer of such deposits, which was subject to a post-transfer settlement period of 60 days. The total amount transferred, which includes amounts transferred during the post-transfer settlement period, was $278.0 million.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Six Months Ended June 30, 2022		For the Year Ended December 31, 2021
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$6,741,424	—%	$5,547,615	—%
Interest checking	4,737,418	0.17%	2,866,091	0.07%
Savings	2,059,027	0.01%	1,483,271	0.02%
Money market investments	5,317,559	0.06%	3,870,712	0.06%
Certificate of deposits	454,226	0.23%	280,141	0.21%
Total deposits	$19,309,654	0.06%	$14,047,830	0.04%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of June 30, 2022	As of December 31, 2021
Maturing in	(In thousands)
Three months or less	$67,194	$113,019
Over three months through six months	25,749	53,899
Over six months through 12 months	34,987	33,295
Over 12 months	13,109	23,827
Total	$141,039	$224,040
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings increased by $8.8 million, or 25.8%, to $43.1 million at June 30, 2022 compared to $34.3 million at December 31, 2021. The increase was primarily due to an increase in interest rate swap collateral funds, which represents collateral posted to us by our financial institution counterparties for over-the-counter interest rate swaps. At December 31, 2021, our financial institution counterparties were not required to post collateral to us due to the low level of market interest rates. Conversely, at June 30, 2022, following increases in market interest rates during the second quarter of 2022, our financial institutions counterparties were required to post collateral to us of $10.1 million.
The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of June 30, 2022	As of December 31, 2021	Amount ($)	Percentage (%)
	(In thousands)
FHLB advances	$13,560	$14,020	$(460)	(3.3)%
Escrow deposits of borrowers	19,456	20,258	(802)	(4.0)%
Interest rate swap collateral funds	10,100	—	10,100	100.0%
Total	$43,116	$34,278	$8,838	25.8%
Results of Operations
Summary of Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2022	2021	Amount ($)	Percentage	2022	2021	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$140,871	$105,681	$35,190	33.3%	$272,356	$206,814	$65,542	31.7%
Interest expense	3,114	1,073	2,041	190.2%	6,475	2,115	4,360	206.1%
Net interest income	137,757	104,608	33,149	31.7%	265,881	204,699	61,182	29.9%
Provision for (release of) allowance for loan losses	1,050	(3,300)	4,350	(131.8)%	565	(3,880)	4,445	(114.6)%
Noninterest income	41,877	45,733	(3,856)	(8.4)%	88,292	100,945	(12,653)	(12.5)%
Noninterest expense	111,139	107,335	3,804	3.5%	220,005	201,384	18,621	9.2%
Income tax expense	16,273	11,497	4,776	41.5%	30,915	25,668	5,247	20.4%
Net income	51,172	34,809	16,363	47.0%	102,688	82,472	20,216	24.5%
Comparison of the three and six months ended June 30, 2022 and 2021
Interest and Dividend Income
Interest and dividend income increased by $35.2 million, or 33.3%, to $140.9 million during the three months ended June 30, 2022 from $105.7 million during the three months ended June 30, 2021. The increase was primarily a result of our acquisition of Century on November 12, 2021, which added approximately $6.6 billion in interest-earning assets. Overall, the average balance of our interest-earning assets increased $5.7 billion, or 36.1%, to $21.4 billion during the three months ended June 30, 2022 compared to $15.8 billion during the three months ended June 30, 2021, reflecting the addition of Century assets. Partially offsetting this increase was a decrease in the yield on average interest-earning assets which decreased by 3 basis points compared with the three months ended June 30, 2021. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans or securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on securities and federal funds sold and other short-term investments increased $18.9 million, or 128.1%, to $33.6 million during the three months ended June 30, 2022 from $14.7 million during the three months ended June 30, 2021. The increase in interest income on our securities was due to an increase in the average balance and yield of such securities. The average balance of our securities increased $3.3 billion, or 54.8%, to $9.2 billion for the three months ended June 30, 2022 from $6.0 billion for the three months ended June 30, 2021 which was primarily due to securities acquired in connection with our acquisition of Century of $3.1 billion combined with security purchases. The yield on our securities increased 46 basis points during the three months ended June 30, 2022 in comparison to the three months ended June 30, 2021 due to increases in market rates of interest.
•Interest income on loans increased $16.3 million, or 17.9%, to $107.2 million during the three months ended June 30, 2022 from $90.9 million during the three months ended June 30, 2021. The increase in interest income on our loans was primarily due to an increase in the average balance of loans and was partially offset by a decrease in net accretion of PPP loan deferred fees and costs. The average balance of our loans increased $2.4 billion, or 24.7%, to $12.2 billion during the three months ended June 30, 2022 from $9.8 billion during the three months ended June 30, 2021 which was primarily due to loans acquired in connection with our acquisition of Century of $2.9 billion. The increase in interest income attributable to the increase in average total loans was partially offset by a decrease in net accretion of PPP loan deferred fees and costs of $6.8 million, or 73.1%, to $2.5 million during the three months ended June 30, 2022 from $9.3 million during three months ended June 30, 2021.
Interest and dividend income increased by $65.5 million, or 31.7%, to $272.4 million during the six months ended June 30, 2022 from $206.8 million during the six months ended June 30, 2021. This increase was primarily a result of our acquisition of Century on November 12, 2021, which added approximately $6.6 billion in interest-earning assets. Overall, the average balance of our interest-earning assets increased $6.2 billion, or 40%, to $21.6 billion during the six months ended June 30, 2022 compared to $15.5 billion during the six months ended June 30, 2021, reflecting the addition of Century assets. Partially offsetting this increase was a decrease in the yield on average interest-earning assets which decreased by 14 basis points compared with the six months ended June 30, 2021.

•Interest income on securities and federal funds sold and other short-term investments increased $36.5 million, or 134.1%, to $63.8 million for the six months ended June 30, 2022 compared to $27.2 million for the six months ended June 30, 2021. The increase in interest income on securities was due to an increase in the average balance and yield of such securities. The balance of our securities increased $3.8 billion, or 66.5%, to $9.4 billion during the six months ended June 30, 2022 compared to $5.7 billion during the six months ended June 30, 2021, which was primarily due to securities acquired in connection with our acquisition of Century of $3.1 billion combined with security purchases. The yield on our securities increased 38 basis points during the six months ended June 30, 2022 in comparison to the six months ended June 30, 2021 due to increases in market rates of interest.
•Interest income on loans increased by $29.0 million, or 16.2%, to $208.6 million during the six months ended June 30, 2022 from $179.6 million during the six months ended June 30, 2021. The increase in interest income on our loans was primarily due to an increase in the average balance of loans and was partially offset by a decrease in net accretion of PPP loan deferred fees and costs. The average balance of our loans increased $2.4 billion, or 24.5%, increase in average total loans. Average loans increased to $12.2 billion during the six months ended June 30, 2022 from $9.8 billion during the six months ended June 30, 2021 which was primarily due to loans acquired in connection with our acquisition of Century of $2.9 billion. The increase in interest income attributable to the increase in average total loans was partially offset by a decrease in net accretion of PPP loan deferred fees and costs of $9.3 million, or 52.8%, to $8.3 million during the six months ended June 30, 2022 from $17.6 million during the six months ended June 30, 2021.
Interest Expense
During the three and six months ended June 30, 2022, interest expense increased $2.0 million and $4.4 million, respectively, or 190.2% and 206.1%, respectively, to $3.1 million and $6.5 million, respectively, from $1.1 million and $2.1 million during the three and six months ended June 30, 2021. The increase was attributable to an increase in deposit interest expense.
During the three months ended June 30, 2022, interest expense on our interest-bearing deposits increased by $2.0 million, or 196.9%, to $3.1 million from $1.0 million during the three months ended June 30, 2021. This increase was primarily due to an increase in average interest-bearing deposits which increased $4.7 billion, or 61.3%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the Century acquisition. An increase in rates paid on deposits also contributed to the overall increase in deposit interest expense. Rates paid on deposits increased by 5 basis points to 0.10% during the three months ended June 30, 2022 from 0.05% during the three months ended June 30, 2021.
During the six months ended June 30, 2022, interest expense on our interest-bearing deposits increased by $4.4 million, or 214.0%, to $6.4 million from $2.0 million during the six months ended June 30, 2021. This increase was primarily due to an increase in average interest-bearing deposits which increased $5.0 billion, or 66.7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the Century acquisition. An increase in rates paid on deposits also contributed to the overall increase in deposit interest expense. Rates paid on deposits increased by 5 basis points to 0.10% during the six months ended June 30, 2022 from 0.05% during the six months ended June 30, 2021.
Net Interest Income
Net interest income increased by $33.1 million, or 31.7%, to $137.8 million during the three months ended June 30, 2022 from $104.6 million for the three months ended June 30, 2021. Net interest income increased primarily due to an increase in net interest-earning assets of $1.0 billion, or 12%, to $9.0 billion during the three months ended June 30, 2022 from $8.0 billion during the three months ended June 30, 2021.
Net interest income increased by $61.2 million, or 29.9%, to $265.9 million during the six months ended June 30, 2022 from $204.7 million for the six months ended June 30, 2021. Net interest income increased primarily due to an increase in net interest-earning assets of $1.1 billion, or 14%, to $9.0 billion during the six months ended June 30, 2022 from $7.9 billion during the six months ended June 30, 2021.

The following chart shows our net interest margin over the past five quarters including and excluding net PPP loan fee accretion:

Net Interest Margin ("NIM")
2.80%
2.70%
2.60%
2.50%
2.40%
2.30%
2.20%
2021 Q2
2021 Q3
2021 Q4
2022 Q1
2022 Q2
NIM
NIM excluding PPP

Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.5% for the three and six months ended June 30, 2022 and 20.9% for the three and six months ended June 30, 2021. Net interest margin, including PPP loan interest income, decreased 6 basis points to 2.63% during the three months ended June 30, 2022, from 2.69% during the three months ended June 30, 2021. Net interest margin, including PPP loan interest income, decreased 17 basis points to 2.53% during the six months ended June 30, 2022, from 2.70% during the six months ended June 30, 2021. The overall decline in net interest margin for both the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021 was primarily due to a decrease in the amount of PPP loan net fee accretion as such balances pay down. The increase in net interest margin excluding PPP net fee accretion during the three months ended June 30, 2022 from the three months ended June 30, 2021 and the prior quarter was primarily due to increases in market rates of interest. For additional discussion of the decline in the PPP loan net fee accretion and increased interest rates, refer to the earlier “Outlook and Trends” section.

The following tables set forth average balance sheet items, annualized average yields and costs, and certain other information for the periods indicated. All average balances in the table reflect daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums that are amortized or accreted to interest income or expense.
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,960,014	$14,683	3.00%	$1,433,056	$11,397	3.19%
Commercial	8,944,652	83,586	3.75%	7,301,745	71,747	3.94%
Consumer	1,309,864	11,494	3.52%	1,061,900	8,597	3.25%
Total loans	12,214,530	109,763	3.60%	9,796,701	91,741	3.76%
Non-taxable investment securities	264,232	2,358	3.58%	260,418	2,321	3.57%
Taxable investment securities	8,619,478	31,121	1.45%	4,084,272	12,457	1.22%
Federal funds sold and other short-term investments	345,731	652	0.76%	1,617,741	431	0.11%
Total interest-earning assets	21,443,971	143,894	2.69%	15,759,132	106,950	2.72%
Non-interest-earning assets	962,734			1,061,121
Total assets	$22,406,705			$16,820,253
Interest-bearing liabilities:
Deposits:
Savings account	$2,041,495	$51	0.01%	$1,385,735	$69	0.02%
Interest checking account	4,877,256	2,061	0.17%	2,541,862	253	0.04%
Money market investment	5,069,609	745	0.06%	3,523,330	605	0.07%
Time account	426,923	204	0.19%	246,801	104	0.17%
Total interest-bearing deposits	12,415,283	3,061	0.10%	7,697,728	1,031	0.05%
Borrowings	35,330	53	0.60%	25,042	42	0.67%
Total interest-bearing liabilities	12,450,613	3,114	0.10%	7,722,770	1,073	0.06%
Demand accounts	6,661,920			5,355,170
Other noninterest-bearing liabilities	428,373			335,816
Total liabilities	19,540,906			13,413,756
Shareholders’ equity	2,865,799			3,406,497
Total liabilities and shareholders’ equity	$22,406,705			$16,820,253
Net interest income – FTE		$140,780			$105,877
Net interest rate spread (2)			2.59%			2.66%
Net interest-earning assets (3)	$8,993,358			$8,036,362
Net interest margin – FTE (4)			2.63%			2.69%
Average interest-earning assets to interest-bearing liabilities	172.23%			204.06%
Return on average assets (5)(6)	0.92%			0.83%
Return on average equity (5)(7)	7.16%			4.10%
Noninterest expense to average assets	1.99%			2.56%
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

(5)Presented on an annualized basis.
(6)Represents net income divided by average total assets.
(7)Represents net income divided by average equity.

	As of and for the six months ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,948,816	$29,155	3.02%	$1,413,208	$22,671	3.24%
Commercial	8,958,795	161,811	3.64%	7,309,803	140,952	3.89%
Consumer	1,301,721	21,944	3.40%	1,083,677	17,534	3.26%
Total loans	12,209,332	212,910	3.52%	9,806,688	181,157	3.73%
Non-taxable investment securities	262,082	4,645	3.57%	260,643	4,697	3.63%
Taxable investment securities	8,504,026	58,997	1.40%	3,729,437	22,663	1.23%
Federal funds sold and other short-term investments	672,757	1,088	0.33%	1,678,812	863	0.10%
Total interest-earning assets	21,648,197	277,640	2.59%	15,475,580	209,380	2.73%
Non-interest-earning assets	1,198,409			1,089,585
Total assets	$22,846,606			$16,565,165
Interest-bearing liabilities:
Deposits:
Savings account	$2,059,027	$102	0.01%	$1,343,133	$133	0.02%
Interest checking account	4,737,418	4,093	0.17%	2,466,860	487	0.04%
Money market investment	5,317,559	1,665	0.06%	3,482,002	1,193	0.07%
Time account	454,226	523	0.23%	248,946	220	0.18%
Total interest-bearing deposits	12,568,230	6,383	0.10%	7,540,941	2,033	0.05%
Borrowings	33,012	92	0.56%	25,332	82	0.65%
Total interest-bearing liabilities	12,601,242	6,475	0.10%	7,566,273	2,115	0.06%
Demand accounts	6,741,424			5,241,134
Other noninterest-bearing liabilities	435,443			345,776
Total liabilities	19,778,109			13,153,183
Shareholders’ equity	3,068,497			3,411,982
Total liabilities and shareholders’ equity	$22,846,606			$16,565,165
Net interest income – FTE		$271,165			$207,265
Net interest rate spread (2)			2.49%			2.67%
Net interest-earning assets (3)	$9,046,955			$7,909,307
Net interest margin – FTE (4)			2.53%			2.70%
Average interest-earning assets to interest-bearing liabilities	171.79%			204.53%
Return on average assets (5)(6)	0.91%			1.00%
Return on average equity (5)(7)	6.75%			4.87%
Noninterest expense to average assets	1.94%			2.45%
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
(5)Presented on an annualized basis.
(6)Represents net income divided by average total assets.
(7)Represents net income divided by average equity.

The following chart shows the composition of our quarterly average interest-earning assets for the past five quarters:

Average Interest-Earning Assets
$25,000
$20,000
$15,000
$10,000
$5,000
$—
(in millions)
2021 Q2
2021 Q3
2021 Q4
2022 Q1
2022 Q2
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded a provision for loan losses of $1.1 million for the three months ended June 30, 2022, compared to a release of $3.3 million for the three months ended June 30, 2021. Management determined a provision to be necessary due to increased loan balances, which were partially offset by continued low historical losses during the three months ended June 30, 2022, compared with average historical losses for periods preceding the three months ended June 30, 2022. With respect to the three months ended June 30, 2021, management had determined that a release was necessary given the continued improved economic and credit conditions experienced at that time. Overall, we recorded a net provision for allowance for loan losses of $0.6 million for the six months ended June 30, 2022 compared to a release of $3.9 million for the six months ended June 30, 2021 during which period management determined the Company’s allowance for loan losses in accordance with ASC 450, “Contingencies” and ASC 310, “Receivables” (i.e., prior to our adoption of ASU 2016-13).
To determine our allowance for loan losses as of June 30, 2022 and the provision for loan losses for the three and six months ended June 30, 2022, we used Oxford Economics June 2022 Baseline forecast (“the forecast”) to generate our modelled expected losses by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions, which remained relatively stable in comparison to the first quarter of 2022. The forecast assumed overall positive but slower economic growth supported by strong employment and consumer spending. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included continued decline of unemployment rates partially offset by slowing gross domestic product growth. Further, the forecast assumed that COVID-19 pandemic-related impacts, such as lockdowns in China, and the impact of the Russian invasion of Ukraine, will continue to place inflationary pressures on the U.S. economy and result in a more gradual descent in the pace of inflation than otherwise could reasonably be expected given the increase in the FOMC’s target interest rate. The forecast also assumed a decrease in core consumer price index inflation but which is expected to remain above the Federal Open Market Committee’s 2% target until mid-2023. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. For discussion of our previous methodology for estimating the allowance for loan losses, refer to Note 5, “Loans and Allowance for Loan Losses” within the Notes to the

Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q and Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8 of the 2021 Form 10-K.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(Dollars in thousands)
Insurance commissions	$24,682	$23,664	$1,018	4.3%	$53,395	$51,811	$1,584	3.1%
Service charges on deposit accounts	8,313	5,708	2,605	45.6%	16,850	11,075	5,775	52.1%
Trust and investment advisory fees	5,994	6,074	(80)	(1.3)%	12,135	11,737	398	3.4%
Debit card processing fees	3,223	3,170	53	1.7%	6,168	5,919	249	4.2%
Interest rate swap income (losses)	1,593	(1,164)	2,757	(236.9)%	4,525	4,241	284	6.7%
(Losses) income from investments held in rabbi trusts	(7,316)	4,216	(11,532)	(273.5)%	(11,749)	6,062	(17,811)	(293.8)%
Gains on sales of mortgage loans held for sale, net	49	848	(799)	(94.2)%	218	2,327	(2,109)	(90.6)%
(Losses) gains on sales of securities available for sale, net	(104)	1	(105)	(10,500.0)%	(2,276)	1,165	(3,441)	(295.4)%
Other	5,443	3,216	2,227	69.2%	9,026	6,608	2,418	36.6%
Total noninterest income	$41,877	$45,733	$(3,856)	(8.4)%	$88,292	$100,945	$(12,653)	(12.5)%
Noninterest income decreased by $3.9 million, or 8.4%, to $41.9 million for the three months ended June 30, 2022 from $45.7 million for the three months ended June 30, 2021. This decrease was primarily due to an $11.5 million decrease in income from investments held in rabbi trusts which resulted from a current period net loss from such investments. This decrease was partially offset by a $2.8 million increase in interest rate swap income and a $2.6 million increase in service charges on deposit accounts.
•Income from investments held in rabbi trusts decreased to a net loss primarily as a result of an unfavorable mark-to-market adjustment on equity securities held in these accounts resulting from a decline in the market value of equity securities held in the rabbi trusts.
•Interest rate swap income increased primarily as a result of a favorable mark-to-market adjustment during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
•Service charges on deposit accounts increased primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity and increased overdraft fees as a result of greater customer deposit activity. The increased customer deposit activity is primarily attributable to our acquisition of Century.
Noninterest income decreased by $12.7 million, or 12.5%, to $88.3 million for the six months ended June 30, 2022 from $100.9 million for the six months ended June 30, 2021. The decrease was primarily due to a $17.8 million decrease in income from investments held in rabbi trusts which resulted from a current period net loss from such investments and a $3.4 million decrease in gains on sales of securities available for sale which resulted from a current period net loss from such sales. These decreases were partially offset by a $5.8 million increase in service charges on deposit accounts.
•Income from investments held in rabbi trusts decreased to a net loss primarily as a result of an unfavorable mark-to-market adjustment on equity securities held in these accounts resulting from a decline in the market value of equity securities held in the rabbi trusts.
•Gains on sales of securities available for sale, net, decreased to a net loss due to the decision by management to sell certain available for sale securities during the six months ended June 30, 2022, the majority of which were acquired in connection with our acquisition of Century and were in a net unrealized loss position at the time of sale.
•Service charges on deposit accounts increased primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity and increased overdraft fees as a result of greater customer deposit activity. The increased customer deposit activity is primarily attributable to our acquisition of Century.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2022	2021	Amount	%	2022	2021	Amount	%
				(Dollars in thousands)
Salaries and employee benefits	$72,996	$69,276	$3,720	5.4%	$142,522	$133,316	$9,206	6.9%
Office occupancy and equipment	9,888	8,094	1,794	22.2%	21,502	16,311	5,191	31.8%
Data processing	14,345	13,572	773	5.7%	29,665	25,701	3,964	15.4%
Professional services	4,034	6,439	(2,405)	(37.4)%	8,735	10,587	(1,852)	(17.5)%
Marketing	2,651	3,497	(846)	(24.2)%	4,225	5,188	(963)	(18.6)%
Loan expenses	1,124	1,854	(730)	(39.4)%	2,292	3,701	(1,409)	(38.1)%
FDIC insurance	1,720	985	735	74.6%	3,132	1,933	1,199	62.0%
Amortization of intangible assets	907	625	282	45.1%	1,734	1,157	577	49.9%
Other	3,474	2,993	481	16.1%	6,198	3,490	2,708	77.6%
Total noninterest expense	$111,139	$107,335	$3,804	3.5%	$220,005	$201,384	$18,621	9.2%

Noninterest expense increased by $3.8 million, or 3.5%, to $111.1 million during the three months ended June 30, 2022 from $107.3 million during the three months ended June 30, 2021. This increase was primarily due to a $3.7 million increase in salaries and employee benefits. This increase was partially offset by a $2.4 million decrease in professional services.
•Salaries and employee benefits increased primarily due to salaries and wages for newly hired employees and former employees of Century who were retained subsequent to the acquisition. In addition, we incurred $2.9 million in share-based compensation expense related to restricted stock awards granted in the fourth quarter of 2021 and awards of RSUs and performance stock units granted in the first quarter of 2022 and restricted stock awards granted in the second quarter of 2022. No related expenses were incurred during the three months ended June 30, 2021 as no such awards had been granted.
•Professional services decreased primarily as a result of costs associated with our acquisition of Century which were incurred during the three months ended June 30, 2021 and did not recur in the three months ended June 30, 2022.
•Other noninterest expense increased $0.5 million during the three months ended June 30, 2022 compared with the three months ended June 30, 2021 which included a one-time accrual for legal expenses associated with the settlement of two putative class action litigation matters related to overdraft and non-sufficient funds fees of $3.3 million recognized during such period, as further described below. Partially offsetting the legal accrual during such period was a $1.4 million reversal of impairment related to a tax credit investment. No such reversal or impairment charges were recorded during the three months ended June 30, 2022. Offsetting the net impact of the one-time accrual for legal expenses and the tax credit investment impairment reversal were a $0.7 million increase in liability insurance expense, which was primarily due to regular insurance rate premium increases and our acquisition of Century, which increased the number of our properties and, therefore, the scope of our required insurance coverage, a $0.5 million increase in customer bad check losses, consistent with a nationwide increase in mail-based check fraud, a $0.5 million increase in charitable contributions, and additional increases in other noninterest expense items that were not significant either individually or collectively.

Noninterest expense increased by $18.6 million, or 9.2%, to $220.0 million during the six months ended June 30, 2022 from $201.4 million during the six months ended June 30, 2021. The increase was primarily due to a $9.2 million increase in salaries and employee benefits, a $5.2 million increase in office occupancy and equipment expenses, a $4.0 million increase in data processing expenses and a $2.7 million increase in other noninterest expenses.
•Salaries and employee benefits increased primarily due to salaries and wages for newly hired employees and former employees of Century who were retained subsequent to the acquisition. In addition, we incurred $4.5 million in share-based compensation expense related to restricted stock awards granted in the fourth quarter of 2021 and awards of RSUs and performance stock units granted in the first quarter of 2022 and restricted stock awards granted in the second quarter of 2022. No comparable expenses were incurred during the six months ended June 30, 2021, during which period the Company did not have an equity incentive plan and no such awards were granted.
•Office occupancy and equipment increased during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to the addition of properties resulting from our acquisition of Century which includes a $1.4 million increase in depreciation expense, and lease impairment charges of $0.6 million, which were due to an early termination of a lease acquired from Century.
•Data processing expenses are primarily comprised of costs associated with the processing of customer transactions including loans and deposits and are partially impacted by fluctuations in related transaction volume. Such expenses increased during the six months ended June 30, 2022 from the six months ended June 30, 2021 primarily due to our acquisition of Century in the fourth quarter of 2022 which resulted in the acquisition of additional loan and deposit customers.
•Other noninterest expenses increased primarily due to a $1.7 million increase in customer bad check losses during the six months ended June 30, 2022 compared to during six months ended June 30, 2021, consistent with a nationwide increase in mail-based check fraud, and a $1.4 million increase in liability insurance expense, which was primarily due to regular insurance rate premium increases and our acquisition of Century, which increased the number of our properties and, therefore, the scope of our required insurance coverage. In addition, as described above, there was a $1.4 million reversal of impairment related to a tax credit investment during the six months ended June 30, 2021. No such reversal of impairment charges were recorded during the six months ended June 30, 2022. Partially offsetting the effect of these items, was a decrease of $3.3 million in legal expenses associated with the settlement of two putative class action litigation matters related to overdraft and non-sufficient funds fees. The accrual for such expenses was initially recorded during the three months ended June 30, 2021 and final settlement of the legal matters occurred during the first quarter of 2022. For additional information, refer to Note 12, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Combined federal and state income tax provisions	$16,273	$11,497	$30,915	$25,668
Effective income tax rates	24.1%	24.8%	23.1%	23.7%
Blended statutory tax rate	28.1%	28.1%	28.1%	28.1%
Income tax expense increased by $4.8 million, or 41.5%, to $16.3 million in the three months ended June 30, 2022 from $11.5 million in the three months ended June 30, 2021 and increased by $5.2 million, or 20.4%, to $30.9 million in the six months ended June 30, 2022 from $25.7 million in the six months ended June 30, 2021. The increase in income tax expense was due primarily to higher pre-tax income during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. Partially offsetting the increase attributable to higher pre-tax income, was a decrease in our effective tax rate which was primarily the result of increases in favorable permanent differences, including investment tax credits and tax exempt income, for both the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. For additional information related to the Company’s income taxes see Note 12, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2021 Form 10-K.

Financial Position and Results of Operations of our Business Segments
Comparison of the three and six months ended June 30, 2022 and 2021

	As of and for the three months ended June 30,
	2022				2021
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$137,757	$—	$—	$137,757	$104,608	$—	$—	$104,608
Provision for (release of) allowance for loan losses	1,050	—	—	1,050	(3,300)	—	—	(3,300)
Net interest income after provision for loan losses	136,707	—	—	136,707	107,908	—	—	107,908
Noninterest income	18,005	23,891	(19)	41,877	21,567	24,166	—	45,733
Noninterest expense	92,628	19,516	(1,005)	111,139	87,799	20,496	(960)	107,335
Income before income tax expense	62,084	4,375	986	67,445	41,676	3,670	960	46,306
Income tax expense	15,045	1,228	—	16,273	10,464	1,033	—	11,497
Net income	$47,039	$3,147	$986	$51,172	$31,212	$2,637	$960	$34,809
Total assets	$22,210,434	$217,669	$(77,255)	$22,350,848	$16,905,267	$209,416	$(67,230)	$17,047,453
Total liabilities	$19,656,675	$53,032	$(77,255)	$19,632,452	$13,628,092	$55,969	$(67,230)	$13,616,831

	For the six months ended June 30,
	2022				2021
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$265,881	$—	$—	$265,881	$204,699	$—	$—	$204,699
Provision for (release of) allowance for loan losses	565	—	—	565	(3,880)	—	—	(3,880)
Net interest income after provision for loan losses	265,316	—	—	265,316	208,579	—	—	208,579
Noninterest income	36,142	52,340	(190)	88,292	48,527	52,450	(32)	100,945
Noninterest expense	183,074	38,989	(2,058)	220,005	163,074	40,307	(1,997)	201,384
Income before income tax expense	118,384	13,351	1,868	133,603	94,032	12,143	1,965	108,140
Income tax expense	27,153	3,762	—	30,915	22,257	3,411	—	25,668
Net income	$91,231	$9,589	$1,868	$102,688	$71,775	$8,732	$1,965	$82,472
Banking Segment
•Average interest-earning assets grew $5.7 billion, or 36.1%, to $21.4 billion for the three months ended June 30, 2022 from $15.8 billion for the three months ended June 30, 2021. The increase is primarily due to the acquisition of Century, which closed on November 12, 2021 and added $6.6 billion in interest-earning assets. The increase in average interest-earning assets resulted in an increase in interest income which was partially offset by a decline of 3 basis points in yields on interest-earning assets. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-bearing liabilities grew $4.7 billion, or 61.2%, to $12.5 billion for the three months ended June 30, 2022 from $7.7 billion for the three months ended June 30, 2021, with average total interest-bearing deposits, our largest category of average interest-bearing liabilities, growing $4.7 billion, or 61.3%, to $12.4 billion for the three months ended June 30, 2022 compared to $7.7 billion for the three months ended June 30, 2021. Average deposits increased due to our acquisition of Century, which added $4.4 billion in interest-bearing deposits. Also contributing to the increase in interest expenses was an increase of 5 basis points in rates paid on deposits. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-earning assets grew $6.2 billion, or 39.9%, to $21.6 billion for the six months ended June 30, 2022 from $15.5 billion for the six months ended June 30, 2021. The increase is primarily due to the acquisition of Century, which closed on November 12, 2021 and added $6.6 billion in interest-earning assets.

The increase in average interest-earning assets resulted in an increase in interest income which was partially offset by a decline in yields on interest-earning assets. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-bearing liabilities grew $5.0 billion, or 66.5%, to $12.6 billion for the six months ended June 30, 2022 from $7.6 billion for the six months ended June 30, 2021, with average total interest-bearing deposits, our largest category of average interest-bearing liabilities, growing $5.0 billion, or 66.7%, to $12.6 billion for the six months ended June 30, 2022 compared to $7.5 billion for the six months ended June 30, 2021. Average deposits increased due to our acquisition of Century, which added $4.4 billion in interest-bearing deposits. Also contributing to the increase in interest expenses was an increase of 5 basis points in rates paid on deposits. For additional discussion, refer to the earlier “Interest and Dividends” section.
•We recorded a provision for loan losses of $1.1 million for the three months ended June 30, 2022, compared to a release of $3.3 million for the three months ended June 30, 2021. We determined a provision to be appropriate due to overall increased loan balances during the three months ended June 30, 2022 in comparison to the first quarter of 2022. Comparatively, in March 2020, in response to the COVID-19 pandemic, we downgraded the risk ratings for all commercial loans we expected to be significantly impacted by the COVID-19 pandemic, including our hotel and restaurant loan portfolios. During the three months ended June 30, 2021 and following continued improved economic and credit conditions, we determined that a release of the provision was necessary. For additional discussion, refer to the earlier “Provision for Loan Losses” section.
•Losses from investments held in rabbi trust accounts were $6.4 million for the three months ended June 30, 2022 which represents a decrease of $10.2 million, or 270.8%, from income of $3.8 million in income recorded for the three months ended June 30, 2021. The decrease was primarily a result of an unfavorable mark-to-market adjustment on equity securities held in these accounts during the three months ended June 30, 2022.
•Losses from investments held in rabbi trust accounts were $10.4 million for the six months ended June 30, 2022 which represents a decrease of $15.9 million, or 286.6%, from income of $5.6 million for the six months ended June 30, 2021. The decrease was primarily as a result of an unfavorable mark-to-market adjustment on equity securities held in these accounts during the six months ended June 30, 2022.
•Losses on sales of securities available for sale, net, were $2.3 million during the six months ended June 30, 2022 which represents a decrease of $3.4 million from the six months ended June 30, 2021, a period during which we recognized a gain of $1.2 million. The net loss on sale was due to the decision by management to sell certain AFS securities during the six months ended June 30, 2022, the majority of which were acquired in connection with our acquisition of Century and were in a net unrealized loss position at the time of sale.
•Partially offsetting the losses from investments held in rabbi trust accounts during the three months ended June 30, 2022 was interest rate swap income which increased $2.8 million primarily as a result of a favorable mark-to-market adjustment during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
•Partially offsetting the losses from investments held in rabbi trust accounts during the three and six months ended June 30, 2022 and losses on sales of securities available for sale during the six months ended June 30, 2022 were service charges on deposit accounts which increased $2.6 million and $5.8 million during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity and increased overdraft fees as a result of greater customer deposit activity.
•Noninterest expense increased $4.8 million, or 5.5%, to $92.6 million during the three months ended June 30, 2022 from $87.8 million during the three months ended June 30, 2021. This increase was driven primarily by a $5.5 million increase in salaries and wages expense and a $1.8 million increase in office occupancy and equipment expenses. Refer to the earlier “Noninterest Expense” section for additional discussion of this items.
•Noninterest expense increased $20.0 million, or 12.3%, to $183.1 million during the six months ended June 30, 2022 from $163.1 million during the six months ended June 30, 2021. This increase was driven primarily by a $10.0 million increase in salaries and wages expense, a $5.2 million increase in office occupancy and equipment expenses, and a $4.2 million increase in data processing expenses. Partially offsetting these increases, was a decrease of $3.3 million in legal expenses associated with the settlement of two putative class action litigation matters related to overdraft and non-sufficient funds fees. The accrual for such expenses was initially recorded during the three months ended June 30, 2021 and final settlement of the legal matters occurred during the first quarter of 2022. Refer to the earlier “Noninterest Expense” section for additional discussion of this items.
Insurance Agency Segment
•Noninterest income related to our insurance agency business remained relatively consistent with a slight decrease of $0.3 million, or 1.1%, to $23.9 million during the three months ended June 30, 2022 from $24.2 million during the three months ended June 30, 2021. Similarly, noninterest income related to our insurance agency business remained relatively consistent with a slight decrease of $0.1 million, or 0.2%, to $52.3 million during the six months ended June 30, 2022 from $52.5 million during the six months ended June 30, 2021.
•Noninterest expense related to our insurance agency business remained relatively consistent with a slight increase of $1.0 million, or 4.8%, to $19.5 million during three months ended June 30, 2022 from $20.5 million during three months ended June 30, 2021. Similarly, noninterest expense related to our insurance agency business remained relatively consistent with a slight increase of $1.3 million, or 3.3%, to $39.0 million during the six months ended June 30, 2022 from $40.3 million during the six months ended June 30, 2021. The increase in noninterest expense for both the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021 was primarily due to an increase in executive retirement benefit costs.
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
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then calculate what the net interest income would be for the same period under the assumption that the U.S. Treasury yield curve increases or decreases instantaneously by +200, +300, +400 and -100 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at June 30, 2022 and December 31, 2021 precluded the modeling of certain falling rate scenarios. We do not model negative interest rate scenarios.
The tables below set forth, as of June 30, 2022 and December 31, 2021, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in the U.S. Treasury yield curve:

Interest Rate Sensitivity

	As of June 30, 2022
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$687,413	9.4%
300	672,384	7.0%
200	658,025	4.7%
Flat	628,539	—%
(100)	578,846	(7.9)%

	As of December 31, 2021
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$663,207	30.2%
300	624,384	22.6%
200	586,319	15.1%
Flat	509,379	—%
(100)	479,489	(5.9)%
(1)Assumes an immediate uniform change in interest rates at all maturities, except in the down 100 basis points scenario, where rates are floored at zero at all maturities.
The tables above indicate that at June 30, 2022 and December 31, 2021, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced an 4.7% and 15.1% increase, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 100 basis points decrease in interest rates, we would have experienced a 7.9% and a 5.9% decrease at June 30, 2022 and December 31, 2021, respectively, in net interest income, on an FTE basis. Management may use investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates. For additional information related to our interest rate derivative financial instruments, see Note 13, “Derivative Financial Instruments” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The table below represents an analysis of our interest rate risk (excluding the effect of our pension plans) as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+200, +300, +400 basis points and -100 basis points) at June 30, 2022 and December 31, 2021. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at June 30, 2022 and December 31, 2021 precluded the modeling of certain falling rate scenarios, including negative interest rates.
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.

EVE Interest Rate Sensitivity

Change in Interest Rate (basis points) (1)		As of June 30, 2022
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$4,222,640	$(403,369)	(8.7)%	21.24%
300	4,303,486	(322,523)	(7.0)%	21.12%
200	4,404,762	(221,248)	(4.8)%	21.04%
Flat	4,626,010	—	—	20.87%
(100)	4,652,136	26,126	0.6%	20.40%

Change in Interest Rate (basis points) (1)		As of December 31, 2021
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$4,573,359	$27,408	0.6%	21.30%
300	4,565,019	19,068	0.4%	20.80%
200	4,589,035	43,084	0.9%	20.39%
Flat	4,545,951	—	—	17.06%
(100)	4,270,433	(275,518)	(6.1)%	17.75%
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
We participate in the IntraFi Network, which allows us to provide access to multi-million dollar FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At June 30, 2022 and December 31, 2021, we had a total of $110.7 million and $520.5 million of IntraFi Network one-way sell deposits, respectively. At June 30, 2022, we had repurchased $594.2 million of previously sold reciprocal deposits. At December 31, 2021, no amounts were repurchased of previously sold reciprocal deposits. The additional capacity of $110.7 million and $520.5 million at June 30, 2022 and December 31, 2021, respectively, should be considered a source of liquidity.
Although customer deposits remain our preferred source of funds, maintaining additional back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At June 30, 2022, we had $13.6 million in outstanding advances and the ability to borrow up to an additional $2.1 billion. At June 30, 2022, we had a $537.5 million collateralized line of credit from the FRBB with no outstanding balance. We had a total of $790.0 million of discretionary lines of credit at June 30, 2022.
Sources of Liquidity

	As of June 30, 2022		As of December 31, 2021
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi Network deposits	$594,240	$110,685	$—	$520,461
Federal Home Loan Bank (1)	13,560	2,108,018	14,020	1,839,540
Federal Reserve Bank of Boston (2)	—	537,514	—	456,148
Unsecured lines of credit	—	790,000	—	790,000
Total deposits	$607,800	$3,546,217	$14,020	$3,606,149
(1)As of June 30, 2022 and December 31, 2021, loans have been pledged to the FHLBB with a carrying value of $2.9 billion and $2.6 billion to secure additional borrowing capacity.
(2)Loans with a carrying value of $1.0 billion and $784.0 million at June 30, 2022 and December 31, 2021, respectively, have been pledged to the FRBB resulting in this additional unused borrowing capacity.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At June 30, 2022 and December 31, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10%; (2) a minimum of Tier 1 risk-based capital ratio of 8%; (3) a minimum of common equity Tier 1 capital ratio of 6.5%; and (4) a minimum of Tier 1 leverage ratio of 5%. Management believes that the Company met all capital adequacy requirements to which it is subject as of June 30, 2022 and December 31, 2021. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
The Company’s actual capital ratios are presented in the following table:

	As of June 30, 2022	As of December 31, 2021
Capital Ratios:
Average equity to average assets (1)	13.43%	19.17%
Total regulatory capital (to risk-weighted assets)	18.76%	19.77%
Common equity Tier 1 capital (to risk-weighted assets)	17.88%	19.04%
Tier 1 capital (to risk-weighted assets)	17.88%	19.04%
Tier 1 capital (to average assets) leverage	12.21%	13.96%
(1)The ratio presented as of June 30, 2022 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.

Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At June 30, 2022, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2021 Form 10-K.
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
At June 30, 2022, we had $5.5 billion of commitments to originate loans, comprised of $3.1 billion of commitments under commercial loans and lines of credit (including $563.1 million of unadvanced portions of construction loans), $2.1 billion of commitments under home equity loans and lines of credit, $198.3 million in standard overdraft coverage commitments, $48.2 million of unfunded commitments related to residential real estate loans and $55.0 million in other consumer loans and lines of credit. In addition, at June 30, 2022, we had $64.8 million in standby letters of credit outstanding. We also had $6.8 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
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
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2021 Form 10-K, as updated by Part II, Item 1A “Risk Factors” in our Q1 Form 10-Q. Except for the revised risk factors below regarding “Changes in interest rates have impacted and may continue to impact our profitability” and “The fair value of Eastern Bank’s investments has and could in the future decline,” as of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2021 Form 10-K, as updated by the Q1 Form 10-Q. The COVID-19 pandemic has led to general uncertainty and adverse changes in economic conditions and has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our 2021 Form 10-K and updated in the Q1 Form 10-Q. The risk factors disclosure in our 2021 Form 10-K and our Q1 Form 10-Q is therefore qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q.
Changes in interest rates have impacted and may continue to impact our profitability.
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
The Federal Open Market Committee raised the target range for the federal funds rate in March, May, June and July of 2022, and, with particular attention given to ongoing supply chain disruptions, rising energy and commodity prices and the global economic impact of the Russia-Ukraine conflict, has signaled that additional rate increases may be appropriate if inflation pressures remain elevated or intensify. Aggressive increases to the target range for the federal funds rate, combined with ongoing geopolitical instability, could raise the risk of an economic recession. Any such downturn, especially domestically and in the markets in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
Higher interest rates generally are associated with a lower volume of loan originations and refinancings, while lower interest rates are usually associated with higher loan originations and refinancings. Our ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations. Cash flows are affected by changes in market interest rates. Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, loan prepayment rates are likely to increase. A significant amount of our commercial, commercial real estate and multi-family residential real estate loans are adjustable-rate loans and an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates, prepayment speeds and other factors may also cause the value of our loans held for sale to change.
However, any decision by the Federal Open Market Committee to increase interest rates could subsequently be modified or reversed depending on future changes in the U.S. economy. Should interest rates move lower, we would expect our net interest income to decline, as our interest earning assets are expected to decline at a faster pace than the interest rates on our interest-bearing liabilities.
Interest rate changes may impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolio. We are unable to control or predict with certainty changes in market interest rates. Global, national, regional and local economic conditions, the effects of a widespread outbreak of disease pandemics such as COVID-19, competitive pressures and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. Although we have strategies, such as hedging certain loans indexed to a market rate that are expected to reprice with the federal funds rate by using interest rate swaps, as well as policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability.
If our ongoing assumptions regarding borrower or depositor behavior or overall economic conditions are significantly different than we anticipate, then our risk mitigation may be insufficient to protect against interest rate risk and our net income would be adversely affected.
The fair value of Eastern Bank’s investments has and could in the future decline.
Most of Eastern Bank’s investment securities portfolio is designated as available-for-sale. Accordingly, unrealized gains and losses, net of tax, in the estimated fair value of the available-for-sale portfolio is recorded as other comprehensive income, a separate component of shareholders’ equity. Due to the recent increases in interest rates, the fair value of Eastern Bank’s investment portfolio has declined, causing a corresponding decline in shareholders’ equity. If interest rates rise further, the fair value of our investment portfolio may further decline and contribute to a further corresponding decline in shareholders’ equity. Management believes that several factors will affect the fair values of the investment portfolio, including, but not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve. These and other factors may impact specific categories of the portfolio differently and the effect any of these factors may have on any specific category of the portfolio cannot be predicted.
In addition, unrealized losses on investment securities may result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. Under accounting principles generally accepted in the United States (“GAAP”), we are required to review our investment portfolio periodically for the presence of credit-related impairment of our investment securities, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, and our ability and intent to hold investments until a recovery in fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to measure and recognize an allowance for credit losses in a future period, with the resulting provision for credit losses recognized as a charge to our earnings. Subsequent valuations, in light of management’s evaluation of the factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize an impairment in the value of our investment securities portfolio, which could have an adverse effect on our results of operations in future periods.
Further, our investment securities are a source of liquidity that we may elect to access in the event of an unforeseen liquidity crisis. In such event, we may elect to sell securities in our investment portfolio in order to meet the funding needs mandated by our regulator. To the extent that the investment securities that we sell to meet our liquidity needs have declined in value since their initial purchase, we would recognize a loss in connection with such sales and take a charge to our earnings in the quarter in which such securities were sold, which in turn would have a negative impact on our financial results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the Company’s repurchases of its common stock during the six months ended June 30, 2022:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Share Repurchase Program	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Program (1)
January 1, 2022 – January 31, 2022	987,526	$21.02	2,123,404	7,214,496
February 1, 2022 – February 28, 2022	1,109,697	$21.08	3,233,101	6,104,799
March 1, 2022 – March 31, 2022	769,398	$21.31	4,002,499	5,335,401
April 1, 2022 - April 30, 2022	1,194,185	$20.19	5,196,684	4,141,216
May 1, 2022 - May 31, 2022	1,880,381	$18.93	7,077,065	2,260,835
June 1, 2022 - June 30, 2022	1,141,903	$18.78	8,218,968	1,118,932
Total	7,083,090	$20.01

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
See Note 10, “Shareholders’ Equity,” within the Notes to the Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional information.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

3.1*	Restated Articles of Organization of the Registrant effective May 16, 2022

10.1*†	Form of Change in Control Agreement with executive officers employed by Eastern Bank for new agreements entered into from and after June 15, 2022

10.2*†	Form of Change in Control Agreement with executive officers employed by Eastern Insurance Group LLC for new agreements entered into from and after June 15, 2022

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) the Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2022 and 2021, (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+
†Management contract or compensatory plan, contract or arrangement
*Filed herewith
+    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

Date: August 5, 2022	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: August 5, 2022	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer
(Principal Financial Officer)