Form 10-Q
period 2022-09-30
Eastern Bankshares, Inc.
filed 2022-11-04
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
176,678,504 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of November 2, 2022.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$102,776	$144,634
Short-term investments	55,661	1,087,158
Cash and cash equivalents	158,437	1,231,792
Securities:
Available for sale (amortized cost $8,029,283 and $8,587,179, respectively)	6,844,615	8,511,224
Held to maturity (fair value $431,477 and $0, respectively)	481,963	—
Total securities	7,326,578	8,511,224
Loans held for sale	951	1,206
Loans:
Commercial and industrial	3,023,729	2,960,527
Commercial real estate	4,985,654	4,522,513
Commercial construction	314,193	222,328
Business banking	1,096,436	1,334,694
Residential real estate	2,118,852	1,926,810
Consumer home equity	1,168,476	1,100,153
Other consumer	196,614	214,485
Total loans	12,903,954	12,281,510
Allowance for loan losses	(131,663)	(97,787)
Unamortized premiums, net of unearned discounts and deferred fees	(19,349)	(26,442)
Net loans	12,752,942	12,157,281
Federal Home Loan Bank stock, at cost	18,714	10,904
Premises and equipment	63,261	80,984
Bank-owned life insurance	159,838	157,091
Goodwill and other intangibles, net	662,222	649,703
Deferred income taxes, net	342,550	76,535
Prepaid expenses	180,742	179,330
Other assets	376,698	456,078
Total assets	$22,042,933	$23,512,128
LIABILITIES AND EQUITY
Deposits:
Demand	$6,582,122	$7,020,864
Interest checking accounts	5,047,018	4,478,566
Savings accounts	1,990,188	2,077,495
Money market investment	4,757,477	5,525,005
Certificates of deposit	356,576	526,381
Total deposits	18,733,381	19,628,311
Borrowed funds:
Federal Home Loan Bank advances	384,215	14,020
Escrow deposits of borrowers	21,853	20,258
Interest rate swap collateral funds	16,650	—
Total borrowed funds	422,718	34,278
Other liabilities	470,671	443,187
Total liabilities	19,626,770	20,105,776
Commitments and contingencies (see footnote 12)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 177,772,553 and 186,305,332 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,778	1,863
Additional paid in capital	1,676,396	1,835,241
Unallocated common shares held by the Employee Stock Ownership Plan	(138,950)	(142,709)
Retained earnings	1,855,757	1,768,653
Accumulated other comprehensive income, net of tax	(978,818)	(56,696)
Total shareholders’ equity	2,416,163	3,406,352
Total liabilities and shareholders’ equity	$22,042,933	$23,512,128
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$124,992	$86,735	$333,595	$266,310
Taxable interest and dividends on securities	29,280	14,314	88,277	36,977
Non-taxable interest and dividends on securities	1,917	1,848	5,585	5,561
Interest on federal funds sold and other short-term investments	1,638	571	2,726	1,434
Total interest and dividend income	157,827	103,468	430,183	310,282
Interest expense:
Interest on deposits	4,781	736	11,164	2,769
Interest on borrowings	867	41	959	123
Total interest expense	5,648	777	12,123	2,892
Net interest income	152,179	102,691	418,060	307,390
Provision for (release of) allowance for loan losses	6,480	(1,488)	7,045	(5,368)
Net interest income after provision for loan losses	145,699	104,179	411,015	312,758
Noninterest income:
Insurance commissions	23,788	21,956	77,183	73,767
Service charges on deposit accounts	6,708	5,935	23,558	17,010
Trust and investment advisory fees	5,832	6,310	17,967	18,047
Debit card processing fees	3,249	3,030	9,417	8,949
Interest rate swap income	1,562	881	6,087	5,122
(Losses) income from investments held in rabbi trusts	(2,248)	(289)	(13,997)	5,773
Gains on sales of mortgage loans held for sale, net	22	717	240	3,044
(Losses) gains on sales of securities available for sale, net	(198)	1	(2,474)	1,166
Other	4,638	4,668	13,664	11,276
Total noninterest income	43,353	43,209	131,645	144,154
Noninterest expense:
Salaries and employee benefits	78,060	66,238	220,582	199,554
Office occupancy and equipment	9,703	7,960	31,205	24,271
Data processing	13,294	12,191	42,959	37,892
Professional services	5,826	4,024	14,561	14,611
Marketing expenses	2,219	1,598	6,444	6,786
Loan expenses	1,152	1,586	3,444	5,287
FDIC insurance	1,578	1,056	4,710	2,989
Amortization of intangible assets	1,033	629	2,767	1,786
Other	3,975	3,688	10,173	7,178
Total noninterest expense	116,840	98,970	336,845	300,354
Income before income tax expense	72,212	48,418	205,815	156,558
Income tax expense	17,435	11,312	48,350	36,980
Net income	$54,777	$37,106	$157,465	$119,578
Basic earnings per share	$0.33	$0.22	$0.94	$0.69
Diluted earnings per share	$0.33	$0.22	$0.94	$0.69
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$54,777	$37,106	$157,465	$119,578
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(261,469)	(21,610)	(860,269)	(71,086)
Net change in fair value of cash flow hedges	(56,062)	(5,644)	(61,482)	(17,501)
Net change in other comprehensive income for defined benefit postretirement plans	(124)	426	(371)	1,278
Total other comprehensive (loss) income	(317,655)	(26,828)	(922,122)	(87,309)
Total comprehensive (loss) income	$(262,878)	$10,278	$(764,657)	$32,269
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended September 30, 2022 and 2021

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at June 30, 2021	186,758,154	$1,868	$1,856,241	$1,723,979	$(6,247)	$(145,219)	$3,430,622
Dividends to common shareholders	—	—	—	(13,785)	—	—	(13,785)
Net income	—	—	—	37,106	—	—	37,106
Other comprehensive income, net of tax	—	—	—	—	(26,828)	—	(26,828)
ESOP shares committed to be released	—	—	924	—	—	1,253	2,177
Balance at September 30, 2021	186,758,154	$1,868	$1,857,165	$1,747,300	$(33,075)	$(143,966)	$3,429,292

Balance at June 30, 2022	179,253,801	$1,793	$1,700,495	$1,817,474	$(661,163)	$(140,203)	$2,718,396
Dividends to common shareholders	—	—	—	(16,494)	—	—	(16,494)
Repurchased common stock	(1,481,248)	(15)	(28,935)	—	—	—	(28,950)
Share-based compensation	—	—	3,561	—	—	—	3,561
Net income	—	—	—	54,777	—	—	54,777
Other comprehensive income, net of tax	—	—	—	—	(317,655)	—	(317,655)
ESOP shares committed to be released	—	—	1,275	—	—	1,253	2,528
Balance at September 30, 2022	177,772,553	$1,778	$1,676,396	$1,855,757	$(978,818)	$(138,950)	$2,416,163
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2022 and 2021

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2020	186,758,154	$1,868	$1,854,068	$1,665,607	$54,234	$(147,725)	$3,428,052
Dividends to common shareholders	—	—	—	(37,885)	—	—	(37,885)
Net income	—	—	—	119,578	—	—	119,578
Other comprehensive income, net of tax	—	—	—	—	(87,309)	—	(87,309)
ESOP shares committed to be released	—	—	3,097	—	—	3,759	6,856
Balance at September 30, 2021	186,758,154	$1,868	$1,857,165	$1,747,300	$(33,075)	$(143,966)	$3,429,292

Balance at December 31, 2021	186,305,332	$1,863	$1,835,241	$1,768,653	$(56,696)	$(142,709)	$3,406,352
Cumulative effect of accounting adjustment (1)	—	—	—	(20,098)	—	—	(20,098)
Dividends to common shareholders	—	—	—	(50,263)	—	—	(50,263)
Repurchased common stock	(8,564,338)	(86)	(170,685)	—	—	—	(170,771)
Issuance of restricted stock awards	31,559	1	(1)	—	—	—	—
Share-based compensation	—	—	8,092	—	—	—	8,092
Net income	—	—	—	157,465	—	—	157,465
Other comprehensive loss, net of tax	—	—	—	—	(922,122)	—	(922,122)
ESOP shares committed to be released	—	—	3,749	—	—	3,759	7,508
Balance at September 30, 2022	177,772,553	$1,778	$1,676,396	$1,855,757	$(978,818)	$(138,950)	$2,416,163
(1)Represents gross transition adjustment amount of $28.0 million, net of taxes of $7.9 million, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2016-13. Refer to Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2022	2021

Operating activities
Net income	$157,465	$119,578
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (release of) allowance for loan losses	7,045	(5,368)
Depreciation and amortization	11,021	9,932
Accretion of deferred loan fees and premiums, net	(3,499)	(19,126)
Deferred income tax expense	12,929	5,606
Amortization of investment security premiums and discounts	15,251	11,084
Right-of-use asset amortization	9,822	9,172
Share-based compensation	8,092	—
Increase in cash surrender value of bank-owned life insurance	(2,747)	(1,598)
Loss (gain) on sale of securities available for sale, net	2,474	(1,166)
Net (gain) loss on sale of premises and equipment	(1,423)	259
Amortization of gains from terminated interest rate swaps	(9,653)	(24,344)
Employee Stock Ownership Plan expense	7,508	6,856
Other	1,266	(1,014)
Change in:
Loans held for sale	245	(610)
Prepaid pension expense	(8,599)	2,515
Other assets	70,088	34,227
Other liabilities	(50,781)	(18,904)
Net cash provided by operating activities	226,504	127,099
Investing activities
Proceeds from sales of securities available for sale	400,543	23,237
Proceeds from maturities and principal paydowns of securities available for sale	880,145	573,135
Purchases of securities available for sale	(740,770)	(3,202,995)
Proceeds from maturities and principal paydowns of securities held to maturity	11,968	—
Purchases of securities held to maturity	(493,678)	—
Proceeds from sale of Federal Home Loan Bank stock	16,214	—
Purchases of Federal Home Loan Bank stock	(24,024)	(1,796)
Contributions to low income housing tax credit investments	(14,967)	(10,168)
Contributions to other equity investments	(450)	(2,294)
Distributions from other equity investments	762	258
Net (increase) decrease in outstanding loans, excluding loan purchases	(546,296)	240,354
Purchases of loans	(79,880)	—
Proceeds from life insurance policies	20,446	—
Acquisitions, net of cash and cash equivalents acquired	(13,400)	(4,354)
Purchased banking premises and equipment, net	(6,381)	(3,791)
Proceeds from sale of premises held for sale	17,313	736
Proceeds from sale of other real estate owned	—	125
Net cash used in investing activities	(572,455)	(2,387,553)
Financing activities
Net (decrease) increase in demand, savings, interest checking, and money market investment deposit accounts	(725,125)	1,527,724
Net decrease in time deposits	(169,805)	(33,544)
Net increase in borrowed funds	388,440	2,023
Contingent consideration paid	(384)	(173)
Payments for repurchases of common stock	(170,771)	—
Dividends declared and paid to common shareholders	(49,759)	(37,885)
Net cash (used in) provided by financing activities	(727,404)	1,458,145
Net decrease in cash, cash equivalents, and restricted cash	(1,073,355)	(802,309)
Cash, cash equivalents, and restricted cash at beginning of period	1,231,792	2,054,070
Cash, cash equivalents, and restricted cash at end of period	$158,437	$1,251,761

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$12,036	$2,943
Income taxes	24,540	42,432
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$30,378	$28,291
Net decrease in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements (see footnote 6 in the Notes to the Unaudited Consolidated Financial Statements)	14,082	—
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
The accompanying consolidated balance sheet as of September 30, 2022, the consolidated statements of income and comprehensive income and of changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 and statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of September 30, 2022 and those that were adopted during the nine months ended September 30, 2022. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2021 Form 10-K.
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

Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of September 30, 2022:
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
Relevant standards that were adopted during the nine months ended September 30, 2022:
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
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update addresses optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships that exist as of December 31, 2022, for which an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. For public and nonpublic entities, the guidance is effective as of March 12, 2020 through December 31, 2022 and does not apply to contract modifications made after December 31, 2022. The Company performed a review its contracts and existing processes to assess the risks and potential impact of the transition away from LIBOR and noted no material impact to the Company’s consolidated financial statements as of September 30, 2022.
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
Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on held to maturity (“HTM”) securities on a collective basis by major security type which, as of September 30, 2022, includes government-sponsored residential and commercial mortgage-backed securities. Securities in the Company’s held to maturity portfolio are guaranteed by either the U.S. federal government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined that these securities have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities. The Company held no securities classified as held to maturity at December 31, 2021. Refer to Note 3, “Securities” for additional information regarding the measurement of credit losses on HTM securities.
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
Refer to Note 4, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of credit losses on loans receivable and off-balance sheet commitments to lend as of September 30, 2022. For comparative allowance for loan loss information for which ASC 450, “Contingencies” and ASC 310, “Receivables” were applied (i.e., prior to the Company’s adoption of the CECL methodology previously described), refer to Note 5, “Loans and Allowance for Loan Losses.”
3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS securities as of September 30, 2022 and December 31, 2021 were as follows:

	As of September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$4,995,267	$—	$(786,178)	$—	$4,209,089
Government-sponsored commercial mortgage-backed securities	1,603,046	—	(205,819)	—	1,397,227
U.S. Agency bonds	1,100,565	—	(158,968)	—	941,597
U.S. Treasury securities	99,267	—	(6,807)	—	92,460
State and municipal bonds and obligations	229,539	58	(26,933)	—	202,664
Other debt securities	1,599	—	(21)	—	1,578
	$8,029,283	$58	$(1,184,726)	$—	$6,844,615

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$5,577,292	$17,918	$(70,502)	$5,524,708
Government-sponsored commercial mortgage-backed securities	1,420,748	760	(12,640)	1,408,868
U.S. Agency bonds	1,202,377	1,067	(28,430)	1,175,014
U.S. Treasury securities	89,434	5	(834)	88,605
State and municipal bonds and obligations	263,910	16,460	(41)	280,329
Small business administration pooled securities	31,821	282	—	32,103
Other debt securities	1,597	—	—	1,597
	$8,587,179	$36,492	$(112,447)	$8,511,224
The Company did not record a provision for credit losses on any AFS securities for the three and nine months ended September 30, 2022. Accrued interest receivable on AFS securities totaled $13.6 million and $14.3 million as of September 30, 2022 and December 31, 2021, respectively, and is included within other assets on the consolidated balance sheets. The Company did not record any write-offs of accrued interest income on AFS securities during the three and nine months ended September 30, 2022. No securities held by the Company were delinquent on contractual payments as of September 30, 2022, nor were any securities placed on non-accrual status for the period then ended.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Gross realized gains from sales of AFS securities	$725	$1	$1,770	$1,166
Gross realized losses from sales of AFS securities	923	—	4,244	—
Net (losses) gains from sales of AFS securities	$(198)	$1	$(2,474)	$1,166
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
There was no OTTI recorded during the three and nine months ended September 30, 2021.
Information pertaining to AFS securities with gross unrealized losses as of September 30, 2022, for which the Company did not recognize a provision for credit losses under CECL, and as of December 31, 2021, for which the Company did not deem to be OTTI under its prior methodology, aggregated by investment category and length of time that individual securities had been in a continuous loss position, follows:

	As of September 30, 2022
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	322	$278,329	$1,541,349	$507,849	$2,667,740	$786,178	$4,209,089
Government-sponsored commercial mortgage-backed securities	200	145,210	1,050,544	60,609	346,683	205,819	1,397,227
U.S. Agency bonds	37	29,820	210,070	129,148	731,527	158,968	941,597
U.S. Treasury securities	5	5,399	44,127	1,408	48,333	6,807	92,460
State and municipal bonds and obligations	283	26,933	200,184	—	—	26,933	200,184
Other debt securities	3	21	1,578	—	—	21	1,578
	850	$485,712	$3,047,852	$699,014	$3,794,283	$1,184,726	$6,842,135

	As of December 31, 2021
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	264	$70,502	$4,615,457	$—	$—	$70,502	$4,615,457
Government-sponsored commercial mortgage-backed securities	165	12,218	1,102,444	422	15,682	12,640	1,118,126
U.S. Agency bonds	27	2,169	191,222	26,261	794,353	28,430	985,575
U.S. Treasury securities	3	834	78,588	—	—	834	78,588
State and municipal bonds and obligations	11	41	5,436	—	—	41	5,436
	470	$85,764	$5,993,147	$26,683	$810,035	$112,447	$6,803,182
The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of September 30, 2022. As it relates to AFS securities with gross unrealized losses as of December 31, 2021, the Company did not consider these investments to be OTTI under its prior methodology. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, and volatility of earnings.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the tables above by category are as follows as of September 30, 2022 and December 31, 2021:
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
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, and fair value of HTM securities as of September 30, 2022 were as follows:

	As of September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$281,253	$—	$(30,972)	$—	$250,281
Government-sponsored commercial mortgage-backed securities	200,710	—	(19,514)	—	181,196
	$481,963	$—	$(50,486)	$—	$431,477
The Company held no HTM securities as of December 31, 2021.
The Company did not record a provision for estimated credit losses on any HTM securities for the three and nine months ended September 30, 2022. The accrued interest receivable on HTM securities totaled $1.0 million as of September 30, 2022 and is included within other assets on the consolidated balance sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during the three and nine months ended September 30, 2022. No securities held by the Company were delinquent on contractual payments as of September 30, 2022, nor were any securities placed on non-accrual status for the period then ended.
Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS securities by contractual maturities as of September 30, 2022 and December 31, 2021 and amortized cost and estimated fair value of HTM securities by contractual maturities as of

September 30, 2022 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of September 30, 2022
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$17,984	$17,288	$760,135	$677,552	$4,217,148	$3,514,249	$4,995,267	$4,209,089
Government-sponsored commercial mortgage-backed securities	—	—	185,582	168,760	664,204	575,694	753,260	652,773	1,603,046	1,397,227
U.S. Agency bonds	—	—	727,838	631,834	372,727	309,763	—	—	1,100,565	941,597
U.S. Treasury securities	—	—	99,267	92,460	—	—	—	—	99,267	92,460
State and municipal bonds and obligations	80	80	27,379	25,738	54,859	50,773	147,221	126,073	229,539	202,664
Other debt securities	1,599	1,578	—	—	—	—	—	—	1,599	1,578
Total available for sale securities	1,679	1,658	1,058,050	936,080	1,851,925	1,613,782	5,117,629	4,293,095	8,029,283	6,844,615
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	281,253	250,281	281,253	250,281
Government-sponsored commercial mortgage-backed securities	—	—	—	—	200,710	181,196	—	—	200,710	181,196
Total held to maturity securities	—	—	—	—	200,710	181,196	281,253	250,281	481,963	431,477
Total	$1,679	$1,658	$1,058,050	$936,080	$2,052,635	$1,794,978	$5,398,882	$4,543,376	$8,511,246	$7,276,092

	As of December 31, 2021
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$24,935	$25,962	$899,169	$892,029	$4,653,188	$4,606,717	$5,577,292	$5,524,708
Government-sponsored commercial mortgage-backed securities	—	—	139,095	137,755	387,177	378,414	894,476	892,699	1,420,748	1,408,868
U.S. Agency bonds	5,508	5,515	531,821	520,935	665,048	648,564	—	—	1,202,377	1,175,014
U.S. Treasury securities	40,010	40,001	49,424	48,604	—	—	—	—	89,434	88,605
State and municipal bonds and obligations	6,137	6,116	33,692	34,704	72,226	75,416	151,855	164,093	263,910	280,329
Small Business Administration pooled securities	—	—	4,062	4,092	—	—	27,759	28,011	31,821	32,103
Other debt securities	300	300	1,297	1,297	—	—	—	—	1,597	1,597
Total	$51,955	$51,932	$784,326	$773,349	$2,023,620	$1,994,423	$5,727,278	$5,691,520	$8,587,179	$8,511,224

Securities Pledged as Collateral
As of September 30, 2022 and December 31, 2021, securities with a carrying value of $438.8 million and $2.2 billion, respectively, were pledged to secure public deposits and for other purposes required by law. As of September 30, 2022 and December 31, 2021, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Eastern Wealth Management”) and municipal deposit accounts. At September 30, 2022 and December 31, 2021, the carrying value of securities pledged as collateral with respect to municipal deposit accounts acquired from Century Bancorp, Inc. (“Century”) was approximately $422.3 million and $2.1 billion, respectively. During the first and second quarter of 2022, the Company eliminated certain pledging arrangements acquired from Century which resulted in the decrease in securities pledged at September 30, 2022 compared to December 31, 2021.

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Commercial and industrial	$3,023,729	$2,960,527
Commercial real estate	4,985,654	4,522,513
Commercial construction	314,193	222,328
Business banking	1,096,436	1,334,694
Residential real estate	2,118,852	1,926,810
Consumer home equity	1,168,476	1,100,153
Other consumer (2)	196,614	214,485
Gross loans before unamortized premiums, unearned discounts and deferred fees	12,903,954	12,281,510
Allowance for loan losses (1)	(131,663)	(97,787)
Unamortized premiums, net of unearned discounts and deferred fees	(19,349)	(26,442)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees	$12,752,942	$12,157,281
(1)The Company adopted ASU 2016-13 on January 1, 2022 with a modified retrospective approach. Accordingly, at September 30, 2022 the allowance for loan losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses” and ASC 310, “Receivables,” as amended. At December 31, 2021 the allowance for loan losses was determined in accordance with ASC 450, “Contingencies” and ASC 310, “Receivables.”
(2)Automobile loans are included in the other consumer portfolio and amounted to $24.0 million and $53.3 million at September 30, 2022 and December 31, 2021, respectively.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $3.3 billion and $2.6 billion at September 30, 2022 and December 31, 2021, respectively. The balance of funds borrowed from the FHLBB were $384.2 million and $14.0 million at September 30, 2022 and December 31, 2021, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $1.1 billion and $784.0 million at September 30, 2022 and December 31, 2021, respectively. There were no funds borrowed from the FRB outstanding at September 30, 2022 and December 31, 2021.
Serviced Loans
At September 30, 2022 and December 31, 2021, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $85.7 million and $95.8 million, respectively.

Purchased Loans
The Company began purchasing jumbo mortgage loans during the three months ended September 30, 2022. Loans purchased were subject to the same underwriting criteria as those loans originated directly by the Company. During the three and nine months ended September 30, 2022, the Company purchased $79.9 million of residential real estate loans.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended September 30, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$25,852	$47,555	$5,474	$16,699	$21,663	$5,662	$2,626	$125,531
Charge-offs	(11)	—	—	(369)	—	—	(603)	(983)
Recoveries	126	3	—	286	56	6	158	635
Provision (release)	874	3,545	507	(354)	1,288	174	446	6,480
Ending balance (2)	$26,841	$51,103	$5,981	$16,262	$23,007	$5,842	$2,627	$131,663

	For the Nine Months Ended September 30, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$18,018	$52,373	$2,585	$10,983	$6,556	$3,722	$3,308	$242	$97,787
Cumulative effect of change in accounting principle (1)	11,533	(6,655)	1,485	6,160	13,489	1,857	(541)	(242)	27,086
Charge-offs	(13)	—	—	(1,922)	—	—	(1,754)	—	(3,689)
Recoveries	1,074	53	—	1,678	80	16	533	—	3,434
Provision (release)	(3,771)	5,332	1,911	(637)	2,882	247	1,081	—	7,045
Ending balance (2)	$26,841	$51,103	$5,981	$16,262	$23,007	$5,842	$2,627	$—	$131,663
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
(2)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $35.9 million at September 30, 2022.
Reserve for Unfunded Commitments

Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. Upon adoption of ASU 2016-13 on January 1, 2022, the Company recorded a transition adjustment related to the reserve for unfunded lending commitments of $1.0 million, resulting in a total reserve for unfunded lending commitments of $11.1 million as of January 1, 2022. As of September 30, 2022, the Company’s reserve for unfunded lending commitments was $11.4 million which is recorded within other liabilities.
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
Residential Lending
These loans are made to borrowers who demonstrate the ability to repay principal and interest on a monthly basis. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources (including cash reserves) and the value of the collateral. The Company maintains policy standards for minimum credit score and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on 1-4 family residential dwellings. The policy standards applied to loans originated by the Company are the same as those applied to purchased loans. The Company does not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or retained in the Company’s loan portfolio.

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
0 Risk Rating - Unrated
Certain segments of the portfolios are not rated. These segments include aircraft loans, business banking scored loan products, and other commercial loans managed by exception. Loans within this unrated loan segment are monitored by delinquency status; and for lines of credit greater than $100,000 in exposure, an annual review is conducted which includes the review of the business score and loan and deposit account performance. The Company supplements performance data with current business credit scores for the business banking portfolio on a quarterly basis. Unrated commercial and business banking loans are generally restricted to commercial exposure of less than $1.5 million. Loans included in this category generally are not required to provide regular financial reporting or regular covenant monitoring.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of September 30, 2022:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$602,715	$467,826	$439,013	$225,164	$115,237	$647,820	$463,873	$3,407	$2,965,055
Special Mention	—	—	—	185	3,667	12	900	—	4,764
Substandard	304	13,387	2,963	47	2,688	7,948	390	346	28,073
Doubtful	—	3,912	—	—	—	37	3,331	—	7,280
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	603,019	485,125	441,976	225,396	121,592	655,817	468,494	3,753	3,005,172

Commercial real estate
Pass	1,179,141	835,810	592,293	620,120	463,910	1,092,428	45,902	4,231	4,833,835
Special Mention	—	—	16,144	703	35,360	9,986	—	—	62,193
Substandard	3,520	50	2,683	19,877	15,837	36,532	8,000	—	86,499
Doubtful	—	—	—	—	—	—	—	—	—

Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	1,182,661	835,860	611,120	640,700	515,107	1,138,946	53,902	4,231	4,982,527

Commercial construction
Pass	71,700	169,318	24,920	32,909	—	—	11,524	—	310,371
Special Mention	—	—	2,101	—	—	—	—	—	2,101
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	71,700	169,318	27,021	32,909	—	—	11,524	—	312,472

Business banking
Pass	139,053	224,855	175,102	130,091	62,448	246,849	78,458	3,908	1,060,764
Special Mention	—	—	4,704	4,139	3,820	5,729	1,070	—	19,462
Substandard	—	2,160	1,679	4,072	769	10,418	652	770	20,520
Doubtful	—	—	—	191	—	82	—	—	273
Loss	—	—	—	—	—	—	—	—	—
Total business banking	139,053	227,015	181,485	138,493	67,037	263,078	80,180	4,678	1,101,019

Residential real estate
Current and accruing	378,210	711,207	389,001	104,011	70,055	455,291	—	—	2,107,775
30-89 days past due and accruing	723	2,671	707	1,574	1,281	7,453	—	—	14,409
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	202	293	1,016	7,002	—	—	8,513
Total residential real estate	378,933	713,878	389,910	105,878	72,352	469,746	—	—	2,130,697

Consumer home equity
Current and accruing	74,271	11,284	6,113	5,145	22,589	78,717	956,474	6,378	1,160,971
30-89 days past due and accruing	—	—	—	83	101	646	5,110	—	5,940
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	382	1,148	3,390	160	5,080
Total consumer home equity	74,271	11,284	6,113	5,228	23,072	80,511	964,974	6,538	1,171,991

Other consumer
Current and accruing	42,452	34,736	19,085	20,170	23,645	20,694	18,490	10	179,282
30-89 days past due and accruing	77	114	94	59	354	220	52	—	970
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	41	25	56	74	80	107	92	—	475
Total other consumer	42,570	34,875	19,235	20,303	24,079	21,021	18,634	10	180,727

Total	$2,492,207	$2,477,355	$1,676,860	$1,168,907	$823,239	$2,629,119	$1,597,708	$19,210	$12,884,605
(1)The amounts presented represent the amortized cost as of September 30, 2022 of revolving loans that were converted to term loans during the nine months ended September 30, 2022.
Paycheck Protection Program (“PPP”) loans are included within the unrated category of the commercial and industrial and business banking portfolios in the table above. Commercial and industrial PPP loans and business banking PPP loans amounted to $5.3 million and $17.8 million, respectively, at September 30, 2022 and $112.8 million and $218.6 million respectively, at December 31, 2021 on a recorded investment basis. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$—	$304	$1,994	$2,298	$3,002,874	$3,005,172
Commercial real estate	—	—	—	—	4,982,527	4,982,527
Commercial construction	—	—	—	—	312,472	312,472
Business banking	5,591	1,188	3,609	10,388	1,090,631	1,101,019
Residential real estate	12,572	1,905	6,588	21,065	2,109,632	2,130,697
Consumer home equity	4,560	1,752	4,485	10,797	1,161,194	1,171,991
Other consumer	720	286	439	1,445	179,282	180,727
Total	$23,443	$5,435	$17,115	$45,993	$12,838,612	$12,884,605

	As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$45	$31	$1,672	$1,748	$2,958,779	$2,960,527
Commercial real estate	25,931	—	1,196	27,127	4,495,386	4,522,513
Commercial construction	—	—	—	—	222,328	222,328
Business banking	5,043	1,793	4,640	11,476	1,323,218	1,334,694
Residential real estate	17,523	3,511	5,543	26,577	1,900,233	1,926,810
Consumer home equity	3,774	1,510	4,571	9,855	1,090,298	1,100,153
Other consumer	1,194	548	889	2,631	211,854	214,485
Total (1)	$53,510	$7,393	$18,511	$79,414	$12,202,096	$12,281,510
(1)The amounts presented in the table above represent the recorded investment balance of loans as of December 31, 2021.

The following table presents information regarding non-accrual loans as of the dates indicated:

	As of September 30, 2022				As of December 31, 2021
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (3)	Total Non-Accrual Loans	Amortized Cost of Loans >90 DPD and Still Accruing (2)	Total Non-Accrual Loans (1)	Recorded Investment >90 DPD and Still Accruing
	(In thousands)
Commercial and industrial	$3,363	$8,910	$12,273	$—	$12,400	$—
Commercial real estate	—	—	—	—	—	1,196
Commercial construction	—	—	—	—	—	—
Business banking	6,934	679	7,613	—	8,230	—
Residential real estate	8,513	—	8,513	—	6,681	769
Consumer home equity	5,080	—	5,080	—	4,732	25
Other consumer	461	14	475	—	950	—
Total non-accrual loans	$24,351	$9,603	$33,954	$—	$32,993	$1,990
(1)The amounts presented represent the recorded investment balance of loans as of December 31, 2021.
(2)“DPD” indicated in the table above refers to “days past due.”
(3)The loans on non-accrual status and without an ACL as of September 30, 2022, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three and nine months ended September 30, 2022 was not significant.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three and nine months ended September 30, 2022 was insignificant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of both September 30, 2022 and December 31, 2021, the Company had collateral-dependent residential mortgage and home equity loans totaling $0.6 million.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of September 30, 2022 and December 31, 2021, the Company had collateral-dependent commercial loans totaling $12.8 million and $13.1 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both September 30, 2022 and December 31, 2021, the Company had no residential real estate held in other real estate owned (“OREO”). As of both September 30, 2022 and December 31, 2021, there were no mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process.

In the normal course of business, the Company may become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as non-performing loans (which consist of non-accrual loans and loans that are more than 90 days past due but still accruing interest). Based upon the Company’s past experiences, some of the loans with potential weaknesses will ultimately be restructured or placed in non-accrual status. As of both September 30, 2022 and December 31, 2021, management is unable to reasonably estimate the amount of these loans that will be restructured or placed on non-accrual status.
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
In response to the novel coronavirus (“COVID-19”) pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the COVID-19 pandemic. Modifications granted to customers allowed for full payment deferrals (principal and interest) or deferral of only principal payments. The balance of loans which underwent a modification and have not yet resumed payment as of September 30, 2022 and December 31, 2021 was $17.7 million and $106.7 million, respectively. The Company defines a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due. These modifications with active deferrals met the criteria of either Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) at the time of such modification, and therefore are not deemed troubled debt restructurings, referred to as TDRs. Additionally, loans that are performing in accordance with the contractual terms of the modification are not reflected as being past due and therefore are not impacting non-accrual or delinquency totals as of September 30, 2022 and December 31, 2021. The Company continued to accrue interest on these COVID-19 modified loans and evaluated the deferred interest for collectability as of September 30, 2022 and December 31, 2021.
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

The following tables show the TDR loans on accrual and non-accrual status as of the dates indicated:

	As of September 30, 2022
	TDRs on Accrual Status		TDRs on Non-Accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	2	$7,087	10	$10,248	12	$17,335
Commercial real estate	1	3,520	—	—	1	3,520
Business banking	7	3,729	20	998	27	4,727
Residential real estate	117	18,268	26	3,340	143	21,608
Consumer home equity	55	3,671	16	855	71	4,526
Other consumer	—	—	1	14	1	14
Total	182	$36,275	73	$15,455	255	$51,730

	As of December 31, 2021
	TDRs on Accrual Status		TDRs on Non-Accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$3,745	6	$9,983	7	$13,728
Commercial real estate	1	3,520	—	—	1	3,520
Business banking	5	3,830	3	383	8	4,213
Residential real estate	121	19,119	27	3,015	148	22,134
Consumer home equity	67	3,104	16	818	83	3,922
Other consumer	2	18	—	—	2	18
Total (1)	197	$33,336	52	$14,199	249	$47,535
(1)The amounts presented in the table above represent the recorded investment balance of loans as of December 31, 2021.
The amount of allowance for loan losses associated with the TDR loans was $1.8 million and $3.4 million at September 30, 2022 and December 31, 2021, respectively. There were no additional commitments to lend to borrowers who have been party to a TDR as of both September 30, 2022 and December 31, 2021.
The following tables show the modifications which occurred during the periods and the change in the recorded investment subsequent to the modifications occurring:

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Commercial and industrial	3	$2,997	$2,997	4	$5,415	$5,415
Business banking	9	284	284	20	854	862
Residential real estate	5	1,170	1,170	8	1,899	1,899
Consumer home equity	4	1,236	1,236	6	1,468	1,468
Total	21	$5,687	$5,687	38	$9,636	$9,644
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
At September 30, 2022 and December 31, 2021, the outstanding recorded investment of loans that were new TDR loans during the nine months ended September 30, 2022 and the year ended December 31, 2021 was $9.2 million and $0.8 million, respectively. The difference between such balances reported on an amortized cost basis and recorded investment basis at both September 30, 2022 and December 31, 2021 was not significant.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Extended maturity	$—	$200	$997	$200
Adjusted interest rate and extended maturity	123	—	535	—
Interest only/principal deferred	—	—	130	—
Covenant modification	—	—	2,418	—
Court-ordered concession	—	—	—	295
Principal and interest deferred	2,343	—	2,343	462
Extended maturity and interest only/principal deferred	2,997	—	2,997	—
Other	224	—	224	—
Total	$5,687	$200	$9,644	$957
The following table shows the number of loans and the recorded investment amount of those loans, as of the respective date, that have been modified during the prior 12 months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted (1):
Business banking	—	$—	—	$—	—	$—	1	$404
Consumer home equity	—	—	—	—	—	—	1	56
Total	—	$—	—	$—	—	$—	2	$460
(1)This table does not reflect any TDRs which were fully charged off, paid off, or otherwise settled during the period.
During both the three months ended September 30, 2022 and 2021, no amounts were charged-off on TDRs modified in the prior 12 months. During the nine months ended September 30, 2022 no amounts were charged-off on TDRs modified in the prior 12 months.

Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Nine Months Ended September 30, 2022			As of and for the Year Ended December 31, 2021
	Balance (1)	Non-performing Loan Rate (%)	Gross Charge-offs	Balance (1)	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$878,861	0.82%	$—	$732,425	1.36%	$—
Commercial real estate	406,089	0.00%	—	362,898	0.00%	—
Commercial construction	76,913	0.00%	—	37,081	0.00%	—
Business banking	56	0.00%	3	98	0.00%	—
Total loan participations	$1,361,919	0.53%	$3	$1,132,502	0.88%	$—
(1)The balance of loan participations as of September 30, 2022 represents the amortized cost basis and the balance as of December 31, 2021 represents the recorded investment balance. The difference between amortized cost basis and recorded investment basis as of September 30, 2022 is not material.
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

The following tables summarize the changes in the allowance for loan losses by loan category for the three and nine months ended September 30, 2021:

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

The following table displays information regarding interest income recognized on impaired loans, by portfolio, for the three and nine months ended September 30, 2021:

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
Under previous accounting guidance, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” was accreted into interest income over the life of the loans using the effective yield method. The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	(In thousands)
Balance at beginning of period	$2,981	$2,495
Accretion	(245)	(877)
Other change in expected cash flows	(1,161)	(1,370)
Reclassification from non-accretable difference for loans with improved cash flows	—	1,327
Balance at end of period	$1,575	$1,575

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
As of the dates indicated, the Company had the following related to operating leases:

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Right-of-use assets	$60,247	$83,821
Lease liabilities	64,265	89,296
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s consolidated balance sheets.
The following tables are a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease cost	$3,620	$3,478	$10,999	$10,560
Finance lease cost	90	50	270	116
Variable lease cost	606	617	2,036	1,564
Total lease cost	$4,316	$4,145	$13,305	$12,240
During the three and nine months ended September 30, 2022, the Company made $3.8 million and $13.3 million, respectively, in cash payments for operating and finance lease payments. During the three and nine months ended September 30, 2021, the Company made $3.5 million and $10.6 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of September 30, 2022	As of December 31, 2021
Weighted-average remaining lease term (in years)	7.17	7.83
Weighted-average discount rate	2.58%	2.52%
During the three months ended September 30, 2022, management determined not to exercise a future lease term extension option related to one lease, which had previously been included in its determination of future lease payments, and to terminate another lease. Accordingly, the Company remeasured the present value of the future lease payments related to such leases which resulted in a reduction of the lease liabilities and a corresponding reduction of the lease ROU assets of $14.1 million.
The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding as of September 30, 2022 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s consolidated balance sheets:

As of September 30, 2022
Year	(In thousands)
Remainder of 2022	$3,715
2023	14,255
2024	11,446
2025	9,350
2026	7,868
Thereafter	24,086
Total minimum lease payments	70,720
Less: amount representing interest	6,455
Present value of future minimum lease payments	$64,265
7. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, by reporting unit as of the dates indicated below:

	As of September 30, 2022
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$82,587	$640,222
Balances subject to amortization
Insurance agency (1)	—	11,327	11,327
Core deposit intangible	10,673	—	10,673
Total other intangible assets	10,673	11,327	22,000
Total goodwill and other intangible assets	$568,308	$93,914	$662,222
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.

	As of December 31, 2021
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$73,861	$631,496
Balances subject to amortization
Insurance agency (1)	—	6,635	6,635
Core deposit intangible	11,572	—	11,572
Total other intangible assets	11,572	6,635	18,207
Total goodwill and other intangible assets	$569,207	$80,496	$649,703
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.

During the nine months ended September 30, 2022, the Company completed acquisitions of two insurance agencies for cash consideration of $5.2 million and $8.2 million, respectively, for aggregate total consideration of $13.4 million. Both acquisitions were categorized as business combinations and were accounted for using the acquisition method. The following table summarizes the aggregate estimated fair value of the assets acquired and liabilities assumed for these acquisitions:

For the Nine Months Ended September 30, 2022
(In thousands)
Assets acquired:
Customer list intangible	$6,120
Non-compete intangible	440
Other	40
Total assets acquired	6,600
Consideration:
Total cash paid	(13,400)
Contingent consideration	(1,926)
Other liabilities assumed	—
Total fair value of consideration	(15,326)
Goodwill	$8,726
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has identified and assigned goodwill to two reporting units - the banking business and insurance agency business. The quantitative assessments for both the banking business and insurance agency business were most recently performed as of September 30, 2022. The assessment for the banking business included a market capitalization analysis, as well as a comparison of the banking business’ book value to the implied fair value using a pricing multiple of the Company’s tangible book value. The assessment for the insurance agency business included a price-to-earnings analysis, as well as an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiplier valuation based upon recent and observed agency mergers and acquisitions. The Company considered the economic conditions for the period, including the potential impact of the COVID-19 pandemic, as it pertains to the goodwill above and determined that there was no indication of impairment related to goodwill as of September 30, 2022 or December 31, 2021.
Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic as it pertains to these intangible assets and determined that there was no indication of impairment related to other intangible assets as of September 30, 2022 or December 31, 2021.

8. Earnings Per Share (“EPS”)
Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the three and nine months ended September 30, 2021. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations.

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$54,777	$157,465

Average number of common shares outstanding	177,677,074	180,764,479
Less: Average unallocated ESOP shares	(13,958,112)	(14,082,257)
Average number of common shares outstanding used to calculate basic earnings per common share	163,718,962	166,682,222
Common stock equivalents	310,687	185,421
Average number of common shares outstanding used to calculate diluted earnings per common share	164,029,649	166,867,643
Earnings per common share
Basic	$0.33	$0.94
Diluted	$0.33	$0.94

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$37,106	$119,578

Average number of common shares outstanding	186,758,154	186,758,154
Less: Average unallocated ESOP shares	(14,459,539)	(14,583,685)
Average number of common shares outstanding used to calculate basic earnings per common share	172,298,615	172,174,469
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	172,298,615	172,174,469
Earnings per common share
Basic	$0.22	$0.69
Diluted	$0.22	$0.69
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
As of September 30, 2022 and December 31, 2021, the Company had $108.5 million and $83.8 million, respectively, in tax credit investments that were included in other assets in the consolidated balance sheets.

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
The following table presents the Company’s investments in low income housing projects accounted for using the proportional amortization method for the periods indicated:

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Current recorded investment included in other assets	$105,797	$81,035
Commitments to fund qualified affordable housing projects included in recorded investment noted above	63,809	48,399
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Tax credits and benefits recognized	$2,333	$1,730	$6,988	$4,717
Amortization expense included in income tax expense	1,886	1,496	5,616	4,255
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the consolidated balance sheets and totaled $2.7 million and $2.8 million as of September 30, 2022 and December 31, 2021, respectively. There were no outstanding commitments related to these investments as of both September 30, 2022 and December 31, 2021.
10. Shareholders’ Equity
Share Repurchases
On November 12, 2021, the Company announced receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System to its previously announced share repurchase program which was approved by the Company’s Board of Directors on October 1, 2021. The program authorized the purchase of up to 9,337,900 shares, or 5% of the Company’s then-outstanding shares of common stock over a 12-month period. The program was limited to $225.0 million through November 30, 2022. The Company completed the repurchase of the total number of shares authorized through this program during the three months ended September 30, 2022.
On September 7, 2022, the Company announced receipt of a notice of non-objection from the Federal Reserve for a new share repurchase program. The program, which authorizes the purchase of up to 8,900,000 shares, or 5% of the Company’s then-outstanding shares of common stock over a 12-month period, is limited to $200.0 million through August 31, 2023.
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

Information regarding the shares repurchased under the plans is presented in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the Share Repurchase Programs at the end of Each Respective Period	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs at the end of Each Respective Period
January 1, 2022 – January 31, 2022	987,526	$21.02	2,123,404	7,214,496
February 1, 2022 – February 28, 2022	1,109,697	21.08	3,233,101	6,104,799
March 1, 2022 – March 31, 2022	769,398	21.31	4,002,499	5,335,401
April 1, 2022 – April 30, 2022	1,194,185	20.19	5,196,684	4,141,216
May 1, 2022 – May 31, 2022	1,880,381	18.93	7,077,065	2,260,835
June 1, 2022 – June 30, 2022	1,141,903	18.78	8,218,968	1,118,932
July 1, 2022 – July 31, 2022	909,785	19.02	9,128,753	209,147
August 1, 2022 - August 31, 2022	—	—	9,128,753	209,147
September 1, 2022 – September 30, 2022	571,463	20.33	9,700,216	8,537,684
The Company repurchased no shares of its common stock during the three and nine months ended September 30, 2021.
Dividends
Information regarding dividends declared and paid is presented in the following table:

	Dividends Declared per Share	Dividends Declared	Dividends Paid
	(In millions, except per share data)
Three Months Ended March 31, 2022	$0.10	$17.1	$16.9
Three Months Ended June 30, 2022	0.10	16.7	16.5
Three Months Ended September 30, 2022	0.10	16.5	16.3

Three Months Ended March 31, 2021	$0.06	$10.3	$10.3
Three Months Ended June 30, 2021	0.08	13.8	13.8
Three Months Ended September 30, 2021	0.08	13.8	13.8
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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Components of net periodic benefit cost:
Service cost	$8,094	$7,896	$24,278	$23,690
Interest cost	2,429	1,269	7,289	3,805
Expected return on plan assets	(9,280)	(8,141)	(27,842)	(24,424)
Prior service credit	(2,971)	(2,945)	(8,911)	(8,835)
Recognized net actuarial loss	2,799	3,537	8,395	10,612
Net periodic benefit cost	$1,071	$1,616	$3,209	$4,848
Service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the consolidated statements of income. There were no service costs associated with the DB SERP or ODRCP during the three and nine months ended September 30, 2022 and September 30, 2021. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the consolidated statements of income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2021. However, the Company made a discretionary contribution to the Defined Benefit Plan of $7.2 million during the nine months ended September 30, 2022. In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2020. Accordingly, during the three and nine months ended September 30, 2021, there were no contributions made to the Defined Benefit Plan.
Rabbi Trust Variable Interest Entities
The Company established rabbi trusts to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trusts are considered variable interest entities (“VIE”) as the equity investment at risk is insufficient to permit the trusts to finance their activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trusts as it has the power to direct the activities of the rabbi trusts that significantly affect the rabbi trusts’ economic performance and it has the obligation to absorb losses of the rabbi trusts that could potentially be significant to the rabbi trusts by virtue of its contingent call options on the rabbi trusts’ assets in the event of the Company’s bankruptcy. As the primary beneficiary of these VIEs, the Company consolidates the rabbi trust investments. In general, the rabbi trust investments and any earnings received thereon are accumulated, reinvested and used exclusively for trust purposes. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in other assets in the Company's consolidated balance sheets. Changes in fair value are recorded in noninterest income in the Company's consolidated statements of income. At September 30, 2022 and December 31, 2021 the amount of rabbi trust investments at fair value were $71.7 million and $104.4 million, respectively.
The following table presents the book value, mark-to-market, and fair value of assets held in rabbi trust accounts by asset type:

	As of September 30, 2022			As of December 31, 2021
	Book Value	Mark-to-Market	Fair Value	Book Value	Mark-to-Market	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$5,427	$—	$5,427	$4,494	$—	$4,494
Equities (1)	59,424	(132)	59,292	67,401	24,295	91,696
Fixed income	7,810	(879)	6,931	8,126	56	8,182
Total assets	$72,661	$(1,011)	$71,650	$80,021	$24,351	$104,372

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
On March 1, 2022, the Company granted to all of the Company’s executive officers and certain other employees a total of 978,364 RSUs, which vest pro-rata on an annual basis over a period of three or five years, and a total of 533,676 PSUs, for which vesting is contingent upon the Compensation Committee of the Board of Director’s certification, after the conclusion of a three-year period, that the Company has attained a threshold level of certain performance criteria over such period. On May 17, 2022, the Company granted a total of 31,559 shares of restricted stock to the Company’s non-employee directors which vest after approximately one year from the date of grant. As of September 30, 2022 and December 31, 2021, there were 5,243,671 shares and 6,787,270 shares that remained available for issuance as restricted stock or RSU awards, respectively, and 18,675,815 shares that remain available for issuance upon the exercise of stock options at both dates. As of both September 30, 2022 and December 31, 2021, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of December 31, 2021	683,056	$20.13
Granted	31,559	19.17
Non-vested restricted stock as of September 30, 2022	714,615	$20.09
The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of December 31, 2021	—	$—
Granted	978,364	21.08
Forfeited	(6,039)	21.08
Non-vested restricted stock units as of September 30, 2022	972,325	$21.08
The following table summarizes the Company’s performance stock unit activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of December 31, 2021	—	$—
Granted	533,676	21.12
Non-vested performance stock units as of September 30, 2022	533,676	$21.12
As of both September 30, 2022 and December 31, 2021, no awards had vested.
For the three months ended September 30, 2022, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $3.6 million and $1.0 million, respectively. For the nine months ended September 30, 2022, share-

based compensation expense under the 2021 Plan and the related tax benefit totaled $8.1 million and $2.3 million, respectively. No share-based compensation expense was incurred for the three and nine months ended September 30, 2021 as the Company began granting awards in November 2021.
As of September 30, 2022 and December 31, 2021, there was $40.8 million and $13.5 million, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan, as applicable. As of September 30, 2022, this cost is expected to be recognized over a weighted average remaining period of approximately 3.6 years. As of December 31, 2021, this cost was expected to be recognized over a weighted average remaining period of approximately 4.9 years.
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Commitments to extend credit	$5,605,713	$5,175,521
Standby letters of credit	66,467	65,602
Forward commitments to sell loans	8,139	24,440
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
In the second quarter of 2021, the Company entered into a preliminary settlement of two purported class action matters concerning overdraft and nonsufficient funds fees. The matters were filed in the Massachusetts Superior Court in November 2019 and April 2021, respectively, and were consolidated into one matter for final settlement purposes. The matters were settled during the first quarter of 2022 and the total settlement expense, including related costs, was $3.3 million. The Company incurred no costs in 2022 related to these matters as the total settlement expense had been accrued in 2021 when management determined the loss contingency to be both probable and estimable. The Company’s regulators conducted inquiries and reviewed data related to one of these class action matters and, in February 2022, made an additional request for data and notified management that they may require additional restitution for certain matters associated with the nonsufficient funds fees matter. Based on this discussion, management believed that a loss contingency for this restitution was probable but was not able to determine a reasonable estimate for the loss. However, later during the first quarter of 2022, the Company was informed by its regulators that no additional remediation on this issue would be required. As a result, as of September 30, 2022, management no longer believes that a loss contingency for restitution associated with this issue is probable.

As a member of the Federal Reserve System, the Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston (the “FRBB”). However, in response to the COVID-19 pandemic, the Federal Reserve temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of either September 30, 2022 or December 31, 2021.
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
Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into interest rate swaps in which it pays floating and receives fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate loans. Such interest rate swaps include those which effectively convert the floating rate one-month LIBOR, SOFR or overnight indexed swap rate, or prime rate interest payments received on the loans to a fixed rate and consequently reduce the Company’s exposure to variability in short-term interest rates. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. The following table reflects the Company’s derivative positions as of September 30, 2022 for interest rate swaps which qualify as cash flow hedges for accounting purposes:

			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	4.82	2.62%	3.02%	$(3,201)
Total	$2,400,000				$(3,201)
(1)The fair value included a net accrued interest receivable balance of $0.2 million as of September 30, 2022. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the CME from a gross basis to a net basis in accordance with applicable accounting guidance.
As of December 31, 2021, the Company did not have any active interest rate swaps which qualified as cash flow hedges for accounting purposes.
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 5 years.
The Company expects approximately $27.6 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of

September 30, 2022. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of September 30, 2022.
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
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Unrealized gains on terminated hedges included in AOCI – beginning of respective period	$1,850	$24,980	$10,239	$41,473
Unrealized gains on terminated hedges arising during the period	—	—	—	—
Reclassification adjustments for amortization of unrealized gains into net income	(1,263)	(7,851)	(9,652)	(24,344)
Unrealized gains on terminated hedges included in AOCI – end of respective period	$587	$17,129	$587	$17,129
The balance of terminated cash flow hedges in AOCI will be amortized into earnings through January 2023. The Company expects the remaining $0.6 million to be reclassified into interest income from other comprehensive income related to the Company’s terminated cash flow hedges in the next 12 months as of September 30, 2022.
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

	September 30, 2022
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	400	$2,549,355
Risk participation agreements	60	252,553
Foreign exchange contracts:
Matched commercial customer book	72	12,016
Foreign currency loan	4	12,030

	December 31, 2021
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	494	$3,009,150
Risk participation agreements	64	238,772
Foreign exchange contracts:
Matched commercial customer book	72	7,922
Foreign currency loan	6	10,830
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

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2022	Fair Value at December 31, 2021	Balance Sheet Location	Fair Value at September 30, 2022	Fair Value at December 31, 2021
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$5	$—	Other liabilities	$3,206	$—
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$23,818	$64,338	Other liabilities	$82,404	$17,880
Risk participation agreements	Other assets	55	315	Other liabilities	134	580
Foreign currency exchange contracts - matched customer book	Other assets	428	61	Other liabilities	414	46
Foreign currency exchange contracts - foreign currency loan	Other assets	54	—	Other liabilities	132	87
		$24,355	$64,714		$83,084	$18,593
Total		$24,360	$64,714		$86,290	$18,593
The table below presents the net effect of the Company’s derivative financial instruments on the consolidated income statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Derivatives designated as hedges:
Loss in OCI on derivatives	$(72,667)	$—	$(71,182)	$—
Gain reclassified from OCI into interest income (effective portion)	$3,755	$7,851	$12,797	$24,344
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—	—	—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain recognized in interest rate swap income	$1,035	$832	$4,760	$4,596
Gain (loss) recognized in interest rate swap income for risk participation agreements	38	(4)	186	260
Gain recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	(1)	8	(1)	—
Foreign currency loan	(136)	72	9	181
Total gain for derivatives not designated as hedges	$936	$908	$4,954	$5,037
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At September 30, 2022 and December 31, 2021, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.6 million and $0.4 million, respectively. In addition, at September 30, 2022 and December 31, 2021, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $83.7 million and $48.9 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s consolidated balance sheets.
At September 30, 2022, there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. At December 31, 2021 the fair value of all customer-related interest rate swap derivatives with credit-risk related contingent features that were in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, totaled $13.7 million. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At September 30, 2022 and December 31, 2021, the Company had posted collateral in the form of cash amounting to $2.0 million and $21.3 million, respectively, which was considered to be a restricted asset and was included in other short-term investments within the Company's consolidated balance sheets. If the Company had breached any of these provisions at September 30, 2022 or December 31, 2021, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the consolidated statements of income. As of September 30, 2022 and December 31, 2021, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $9.4 million and $31.9 million, respectively and forward sale commitments of $8.1 million and $24.4 million, respectively. During both the three months ended September 30, 2022 and September 30, 2021, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of less than $0.1 million. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of $0.2 million and $0.5 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of September 30, 2022 was $0.1 million and less than $0.1 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2021 was $0.3 million and $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the consolidated balance sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
14. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of September 30, 2022 and December 31, 2021, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its consolidated balance sheet, as of the dates indicated:

	As of September 30, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$5	$—	$5	$—	$—	$5
Customer-related positions:
Interest rate swaps	23,818	—	23,818	14	(16,650)	7,154
Risk participation agreements	55	—	55	—	—	55
Foreign currency exchange contracts – matched customer book	428	—	428	—	—	428
Foreign currency exchange contracts – foreign currency loan	54	—	54	—	—	54
	$24,360	$—	$24,360	$14	$(16,650)	$7,696
Derivative Liabilities
Interest rate swaps	$3,206	$—	$3,206	$—	$3,206	$—
Customer-related positions:
Interest rate swaps	82,404	—	82,404	14	2,000	80,390
Risk participation agreements	134	—	134	—	—	134
Foreign currency exchange contracts – matched customer book	414	—	414	—	—	414
Foreign currency exchange contracts – foreign currency loan	132	—	132	—	—	132
	$86,290	$—	$86,290	$14	$5,206	$81,070

	As of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Customer-related positions:
Interest rate swaps	$64,338	$—	$64,338	$1,440	$—	$62,898
Risk participation agreements	315	—	315	—	—	315
Foreign currency exchange contracts – matched customer book	61	—	61	—	—	61
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$64,714	$—	$64,714	$1,440	$—	$63,274
Derivative Liabilities
Customer-related positions:
Interest rate swaps	$17,880	$—	$17,880	$1,440	$16,440	$—
Risk participation agreements	580	—	580	—	—	580
Foreign currency exchange contracts – matched customer book	46	—	46	—	—	46
Foreign currency exchange contracts – foreign currency loan	87	—	87	—	—	87
	$18,593	$—	$18,593	$1,440	$16,440	$713
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $36.5 million at September 30, 2022 and $58.1 million at December 31, 2021. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at September 30, 2022 and December 31, 2021, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$4,209,089	$—	$4,209,089	$—
Government-sponsored commercial mortgage-backed securities	1,397,227	—	1,397,227	—
U.S. Agency bonds	941,597	—	941,597	—
U.S. Treasury securities	92,460	92,460	—	—
State and municipal bonds and obligations	202,664	—	202,664	—
Other debt securities	1,578	—	1,578	—
Rabbi trust investments	71,650	64,719	6,931	—
Loans held for sale	951	—	951	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	5	—	5	—
Customer-related positions	23,818	—	23,818	—
Risk participation agreements	55	—	55	—
Foreign currency forward contracts
Matched customer book	428	—	428	—
Foreign currency loan	54	—	54	—
Mortgage derivatives	112	—	112	—
Total	$6,941,688	$157,179	$6,784,509	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$3,206	$—	$3,206	$—
Customer-related positions	82,404	—	82,404	—
Risk participation agreements	134	—	134	—
Foreign currency forward contracts
Matched customer book	414	—	414	—
Foreign currency loan	132	—	132	—
Mortgage derivatives	98	—	98	—
Total	$86,388	$—	$86,388	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$5,524,708	$—	$5,524,708	$—
Government-sponsored commercial mortgage-backed securities	1,408,868	—	1,408,868	—
U.S. Agency bonds	1,175,014	—	1,175,014	—
U.S. Treasury securities	88,605	88,605	—	—
State and municipal bonds and obligations	280,329	—	280,329	—
Small Business Administration pooled securities	32,103	—	32,103	—
Other debt securities	1,597	—	1,597	—
Rabbi trust investments	104,372	96,190	8,182	—
Loans held for sale	1,206	—	1,206	—
Interest rate swap contracts
Customer-related positions	64,338	—	64,338	—
Risk participation agreements	315	—	315	—
Foreign currency forward contracts
Matched customer book	61	—	61	—
Mortgage derivatives	256	—	256	—
Total	$8,681,772	$184,795	$8,496,977	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$17,880	$—	$17,880	$—
Risk participation agreements	580	—	580	—
Foreign currency forward contracts
Matched customer book	46	—	46	—
Foreign currency loan	87	—	87	—
Mortgage derivatives	16	—	16	—
Total	$18,609	$—	$18,609	$—
There were no transfers to or from Level 1, 2 and 3 during the nine months ended September 30, 2022 and twelve months ended December 31, 2021.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2022 or December 31, 2021.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of September 30, 2022 and December 31, 2021.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$13,194	$—	$—	$13,194

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$12,068	$—	$—	12,068
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of September 30, 2022	Fair Value as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$281,253	$250,281	$—	$250,281	$—
Government-sponsored commercial mortgage-backed securities	200,710	181,196	—	181,196	—
Loans, net of allowance for loan losses	12,752,942	12,378,276	—	—	12,378,276
FHLB stock	18,714	18,714	—	18,714	—
Bank-owned life insurance	159,838	159,838	—	159,838	—
Liabilities
Deposits	$18,733,381	$18,723,364	$—	$18,723,364	$—
FHLB advances	384,215	382,779	—	382,779	—
Escrow deposits of borrowers	21,853	21,853	—	21,853	—
Interest rate swap collateral funds	16,650	16,650	—	16,650	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2021	Fair Value as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Loans, net of allowance for loan losses	$12,157,281	$12,282,323	$—	$—	$12,282,323
FHLB stock	10,904	10,904	—	10,904	—
Bank-owned life insurance	157,091	157,091	—	157,091	—
Liabilities
Deposits	$19,628,311	$19,626,376	$—	$19,626,376	$—
FHLB advances	14,020	13,558	—	13,558	—
Escrow deposits of borrowers	20,258	20,258	—	20,258	—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Insurance commissions	$23,788	$21,956	$77,183	$73,767
Service charges on deposit accounts	6,708	5,935	23,558	17,010
Trust and investment advisory fees	5,832	6,310	17,967	18,047
Debit card processing fees	3,249	3,030	9,417	8,949
Other noninterest income	2,735	2,318	8,102	6,233
Total noninterest income in-scope of ASC 606	42,312	39,549	136,227	124,006
Total noninterest income out-of-scope of ASC 606	1,041	3,660	(4,582)	20,148
Total noninterest income	$43,353	$43,209	$131,645	$144,154
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
Insurance commissions earned but not yet received amounted to $14.4 million as of September 30, 2022, and $15.6 million as of December 31, 2021, and were included in other assets.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $2.1 million and $1.8 million as of September 30, 2022 and December 31, 2021 and were included in other assets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both September 30, 2022 and December 31, 2021 and were included in other assets.
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

17. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive (loss) income:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(337,762)	$76,107	$(261,655)	$(1,111,187)	$249,158	$(862,029)
Less: reclassification adjustment for losses included in net income	(198)	12	(186)	(2,474)	714	(1,760)
Net change in fair value of securities available for sale	(337,564)	76,095	(261,469)	(1,108,713)	248,444	(860,269)
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	(72,667)	19,304	(53,363)	(71,182)	18,899	(52,283)
Less: net cash flow hedge gains reclassified into interest income(1)	3,755	(1,056)	2,699	12,797	(3,598)	9,199
Net change in fair value of cash flow hedges	(76,422)	20,360	(56,062)	(83,979)	22,497	(61,482)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(2,799)	787	(2,012)	(8,395)	2,360	(6,035)
Less: accretion of prior service credit	2,971	(835)	2,136	8,911	(2,505)	6,406
Net change in other comprehensive income for defined benefit postretirement plans	(172)	48	(124)	(516)	145	(371)
Total other comprehensive loss	$(414,158)	$96,503	$(317,655)	$(1,193,208)	$271,086	$(922,122)
(1)Includes amortization of realized gains on terminated cash flow hedges for the three and nine months ended September 30, 2022. The total realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $0.4 million, net of tax, at September 30, 2022.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(27,741)	$6,132	$(21,609)	$(90,088)	$19,911	$(70,177)
Less: reclassification adjustment for gains included in net income	1	—	1	1,166	(257)	909
Net change in fair value of securities available for sale	(27,742)	6,132	(21,610)	(91,254)	20,168	(71,086)
Unrealized gains on cash flow hedges:
Change in fair value of cash flow hedges	—	—	—	—	—	—
Less: net cash flow hedge gains reclassified into interest income(1)	7,851	(2,207)	5,644	24,344	(6,843)	17,501
Net change in fair value of cash flow hedges	(7,851)	2,207	(5,644)	(24,344)	6,843	(17,501)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(3,537)	994	(2,543)	(10,612)	2,983	(7,629)
Less: accretion of prior service credit	2,945	(828)	2,117	8,835	(2,484)	6,351
Net change in other comprehensive income for defined benefit postretirement plans	592	(166)	426	1,777	(499)	1,278
Total other comprehensive (loss)	$(35,001)	$8,173	$(26,828)	$(113,821)	$26,512	$(87,309)
(1)Represents amortization of realized gains on terminated cash flow hedges for the three and nine months ended September 30, 2021. The original realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to $12.3 million, net of tax, at September 30, 2021.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2022	$(58,586)	$7,361	$(5,471)	$(56,696)
Other comprehensive loss before reclassifications	(862,029)	(52,283)	—	(914,312)
Less: Amounts reclassified from accumulated other comprehensive loss	(1,760)	9,199	371	7,810
Net current-period other comprehensive loss	(860,269)	(61,482)	(371)	(922,122)
Ending Balance: September 30, 2022	$(918,855)	$(54,121)	$(5,842)	$(978,818)
Beginning Balance: January 1, 2021	$45,672	$29,815	$(21,253)	$54,234
Other comprehensive loss before reclassifications	(70,177)	—	—	(70,177)
Less: Amounts reclassified from accumulated other comprehensive loss	909	17,501	(1,278)	17,132
Net current-period other comprehensive (loss) income	(71,086)	(17,501)	1,278	(87,309)
Ending Balance: September 30, 2021	$(25,414)	$12,314	$(19,975)	$(33,075)
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
Results of operations and selected financial information by segment and reconciliation to the consolidated financial statements as of and for the three months ended September 30, 2022 and 2021, and for the nine months ended September 30, 2022 and 2021, was as follows:

	As of and for the three months ended September 30,
	2022				2021
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$152,179	$—	$—	$152,179	$102,691	$—	$—	$102,691
Provision for (release of) allowance for loan losses	6,480	—	—	6,480	(1,488)	—	—	(1,488)
Net interest income after provision for loan losses	145,699	—	—	145,699	104,179	—	—	104,179
Noninterest income	19,777	23,714	(138)	43,353	20,783	22,508	(82)	43,209
Noninterest expense	96,749	21,197	(1,106)	116,840	80,474	19,538	(1,042)	98,970
Income before income tax expense	68,727	2,517	968	72,212	44,488	2,970	960	48,418
Income tax expense	16,717	718	—	17,435	10,471	841	—	11,312
Net income	$52,010	$1,799	$968	$54,777	$34,017	$2,129	$960	$37,106
Total assets	$21,894,550	$221,941	$(73,558)	$22,042,933	$17,324,816	$207,996	$(71,589)	$17,461,223
Total liabilities	$19,644,824	$55,504	$(73,558)	$19,626,770	$14,051,100	$52,420	$(71,589)	$14,031,931

	For the nine months ended September 30,
	2022				2021
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$418,060	$—	$—	$418,060	$307,390	$—	$—	$307,390
Provision for (release of) allowance for loan losses	7,045	—	—	7,045	(5,368)	—	—	(5,368)
Net interest income after provision for loan losses	411,015	—	—	411,015	312,758	—	—	312,758
Noninterest income	55,919	76,054	(328)	131,645	69,308	74,959	(113)	144,154
Noninterest expense	279,823	60,186	(3,164)	336,845	243,549	59,844	(3,039)	300,354
Income before income tax expense	187,111	15,868	2,836	205,815	138,517	15,115	2,926	156,558
Income tax expense	43,870	4,480	—	48,350	32,728	4,252	—	36,980
Net income	$143,241	$11,388	$2,836	$157,465	$105,789	$10,863	$2,926	$119,578
19. Subsequent Events
Subsequent to September 30, 2022, management determined it was probable that the lump sum payments from the Defined Benefit Plan for the year ending December 31, 2022 would exceed the sum of the service cost and interest cost components (the “threshold”) of the Defined Benefit Plan’s net periodic pension cost. ASC 715-20, “Compensation-Retirement Benefits - Defined Benefit Plans,” requires that upon determining it is probable that such threshold will be met, management shall immediately recognize in earnings a pro rata portion of the aggregate unamortized gain or loss (e.g., “non-cash settlement charge”). As of the date of this Quarterly Report on Form 10-Q, management estimates the amount of such non-cash settlement charge to be a loss within the range of $10.0 million to $15.0 million. The actual amount of the non-cash settlement charge cannot be determined as of the date of this report as the actual amount is dependent upon various factors, including final lump sum benefit amounts paid for the year ending December 31, 2022 and an actuarial remeasurement of the Defined Benefit Plan.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2022, and our results of operations for the three and nine months ended September 30, 2022 and 2021. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2021 Form 10-K.
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
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in Part I, Item 1A of our 2021 Form 10-K, as updated by Part II, Item 1A “Risk Factors” of the Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (“Q1 Form 10-

Q”), as updated by Part II, Item 1A “Risk Factors” of the Quarterly Report on Form 10-Q for the period ended June 30, 2022 (“Q2 Form 10-Q”), as updated by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and as may be further updated in our filings with the SEC from time to time.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in our 2021 Form 10-K, as updated by the notes to our unaudited interim condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q. Effective January 1, 2022, we adopted ASU 2016-13, or CECL, the accounting policy for which is described in Note 2, “Summary of Significant Accounting Policies,” Note 3, “Securities,” and Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. There have been no other material changes in critical accounting policies during the three and nine months ended September 30, 2022.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $22.0 billion and $23.5 billion at September 30, 2022 and December 31, 2021, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business, which contributed $172.0 million, or 87.9%, of our total income (pre-provision net interest and dividend income and noninterest income) for the three months ended September 30, 2022 and $474.0 million, or 86.2%, of our total income for the nine months ended September 30, 2022, and our insurance agency business, which contributed $23.7 million, or 12.1%, of our total income for the three months ended September 30, 2022 and $76.1 million, or 13.8%, of our total income for the nine months ended September 30, 2022. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division. Our insurance agency business consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients.
Net income for the three and nine months ended September 30, 2022 computed in accordance with GAAP was $54.8 million and $157.5 million, respectively, as compared to $37.1 million and $119.6 million for the three and nine months ended September 30, 2021, respectively, representing increases of 47.6% and 31.7%, respectively. These increases were primarily due to an increase in average interest earning assets, which was primarily the result of our 2021 acquisition of Century. Refer to the “Results of Operations” section below for additional discussion. Net income for the three and nine months ended September 30, 2022 and 2021 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and nine months ended September 30, 2022 was $55.7 million and $163.4 million, respectively, compared to operating net income for the three and nine months ended September 30, 2021 of $37.4 million and $121.0 million, respectively, representing increases of 49.1% and 35.0%, respectively. These increases were largely driven by the aforementioned change in average interest-earning assets. See “Non-GAAP Financial Measures” below for a reconciliation of operating net income to GAAP net income.

The following chart shows our basic earnings per share on a GAAP and operating basis over the past five quarters (refer to the “Non-GAAP Financial Measures” section below for a reconciliation of GAAP earnings to operating earnings):

Earnings Per Share (basic)
$0.36
$0.34
$0.32
$0.30
$0.28
$0.26
$0.24
$0.22
$0.20
$0.18
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
EPS
Operating EPS

Earnings per share increased from $0.22 for the three months ended September 30, 2021 to $0.33 for the three months ended September 30, 2022, a 55.4% increase. Earnings per share increased from $0.69 for the nine months ended September 30, 2021 to $0.94 for the nine months ended September 30, 2022, a 36.0% increase. These increases were due to increases in net interest income and decreases in the average number of common shares outstanding during each such period. The decreases in the average number of common shares outstanding are attributable to share repurchases in connection with our previously announced share repurchase program.

The following chart shows our efficiency ratio on a GAAP and operating basis over the past five quarters (refer to the “Non-GAAP Financial Measures” section below for additional information on the determination of each measure):

Efficiency Ratio
90.00%
80.00%
70.00%
60.00%
50.00%
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
GAAP
Operating

The GAAP efficiency and non-GAAP operating efficiency ratios for both the three and nine months ended September 30, 2022 decreased compared to the ratios for the three and nine months ended September 30, 2021. The decrease in the efficiency ratios for such periods was primarily attributable to increased net interest income, which resulted in a margin of increase in total revenue that exceeded the rate at which noninterest expense increased for the same periods. Refer to the “Results of Operations” section below for additional discussion of the changes in net interest income, noninterest income and noninterest expense.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of both September 30, 2022 and December 31, 2021, we had total commercial and industrial loans of $3.0 billion, representing 23.5% and 24.2%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. As of September 30, 2022 and December 31, 2021, our SNC Program portfolio totaled $578.5 million and $480.9 million, or 19.1% and 16.2%, respectively, of our commercial and industrial portfolio, and 34.4% and 40.3%, respectively, of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”), a portion of our PPP loans, and industrial revenue bonds (“IRBs”), the balances of which are detailed below:
◦As of September 30, 2022 and December 31, 2021, our ABL Portfolio totaled $230.4 million and $224.8 million, or 7.6% and 7.6%, respectively, of our commercial and industrial portfolio.
◦As of September 30, 2022 and December 31, 2021, the amount of PPP loans included in our commercial and industrial portfolio was $5.3 million and $112.8 million, respectively.
◦As of both September 30, 2022 and December 31, 2021, our commercial and industrial IRB portfolio, which is comprised of municipal bonds issued to finance major capital projects, totaled $1.0 billion.
•Commercial real estate: Loans in this category include mortgage loans on commercial real estate, both investment and owner occupied. As of September 30, 2022 and December 31, 2021, we had total commercial real estate loans of $5.0 billion and $4.5 billion, representing 38.7% and 36.9%, respectively, of our total loans. As of both September 30, 2022, and December 31, 2021, owner occupied loans totaled $1.0 billion, representing 20.2% and 21.2%, respectively, of our commercial real estate loans. In connection with our adoption of ASU 2016-13, we revised our methodology for determining owner occupied commercial real estate loans in order to conform with our corresponding pools for CECL reserve modeling purposes, and our totals as of September 30, 2022 reflect such revision. Accordingly, the amount of our owner occupied commercial real estate loans as of December 31, 2021 was also revised from the amount disclosed in our 2021 Form 10-K to accommodate comparability. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also included IRB loans of $591.6 million and $629.6 million as of September 30, 2022 and December 31, 2021, respectively.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of September 30, 2022 and December 31, 2021, we had total commercial construction loans of $314.2 million and $222.3 million, representing 2.4% and 1.8%, respectively, of our total loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1 million and small investment real estate projects with exposures of under $3 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of September 30, 2022 and December 31, 2021, we had total business banking loans of $1.1 billion and $1.3 billion, respectively, representing 8.5% and 10.9% of our total loans for each period end, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $222.3 million and $874.1 million, respectively, as of September 30, 2022, and $440.6 million and $894.1 million, respectively, as of December 31, 2021.
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
Our business banking portfolio also includes a portion of our PPP loans which are included in the aforementioned commercial and industrial business banking total. As of September 30, 2022 and December 31, 2021, the amount of PPP loans included in our business banking portfolio was $17.8 million and $218.6 million, respectively.
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of September 30, 2022 and December 31, 2021, we had total residential loans of $2.1 billion and $1.9 billion, respectively, representing 16.4% and 15.7%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and nine months ended September 30, 2022, residential real estate mortgage originations were $119.8 million and $397.5 million, respectively, of which $8.1 million and $53.2 million, respectively, were sold on the secondary markets. Comparatively, during the three and nine months ended September 30, 2021, residential real estate mortgage originations were $232.1 million and $743.5 million, respectively, of which $67.8 million and $171.1 million, respectively, were sold on the secondary markets. In addition, during the three and nine months ended September 30, 2022, the Company purchased $79.9 million of residential real estate loans originated by a third party.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of September 30, 2022 and December 31, 2021, we had total consumer home equity loans of $1.2 billion and $1.1 billion, representing 9.1% and 9.0%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of September 30, 2022 and December 31, 2021, we had total other consumer loans of $196.6 million and $214.5 million, representing 1.5% and 1.8%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
Other Banking Products and Services
In addition to our lending activities, which are the core part of our banking business, we offer other banking products and services primarily related to (i) other commercial banking products, (ii) other consumer deposit products and (iii) wealth management services.
Other Commercial Banking Products
•We offer a variety of deposit, treasury management, electronic banking, interest rate protection and foreign exchange products to our customers. In addition, we offer cash management services to our corporate and municipal clients. Deposit products include checking products, both interest-bearing and noninterest-bearing, as well as money market deposits, savings deposits and certificates of deposits. Our treasury management products include a variety of cash management and payment products. Our interest rate protection and foreign exchange products include interest rate swaps and currency related transactions. As of September 30, 2022 and December 31, 2021, our total commercial deposits were $7.3 billion and $8.1 billion, respectively. During the three and nine months ended September 30, 2022 our commercial noninterest income was $7.4 million and $19.0 million, respectively, compared to $4.1 million and $12.4 million for the three and nine months ended September 30, 2021, respectively.
Other Consumer Deposit Products
•We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 98 branches located in eastern Massachusetts and New Hampshire, through our call center in our facility in Lynn, MA and through our online and mobile banking applications.

Wealth Management Services
•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of September 30, 2022 and December 31, 2021, we held $2.7 billion and $3.4 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the consolidated balance sheets included in this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2022, we had noninterest income of $5.8 million and $18.0 million, respectively, from providing these services compared to $6.3 million and $18.0 million for the three and nine months ended September 30, 2021, respectively.
Insurance Agency Business
Our insurance agency business consists of insurance-related activities such as acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients through our wholly-owned agency, Eastern Insurance Group. Our insurance products include commercial property and liability, workers compensation, life, accident and health and automobile insurance. We also offer a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and executive services. As an agency business, we do not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services is the most significant portion of our noninterest income, representing $23.8 million and $77.2 million, respectively, or 54.9% and 58.6%, respectively of our noninterest income during the three and nine months ended September 30, 2022. Comparatively, during the three and nine months ended September 30, 2021, such income represented $22.0 million and $73.8 million, respectively, or 50.8% and 51.2%, respectively, of our noninterest income. Our insurance business operates through 21 non-branch offices located primarily in eastern Massachusetts and had 401 full-time equivalent employees as of September 30, 2022.
Acquisitions
During the nine months ended September 30, 2022, we completed acquisitions of two insurance agencies for cash consideration of $5.2 million and $8.2 million, respectively, for aggregate total consideration of $13.4 million. For further information regarding our acquisitions, refer to Note 7, “Goodwill and Other Intangibles” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Outlook and Trends
Interest Rates
We believe that the increases in the federal funds rate that have occurred in 2022 and we anticipate will occur in early 2023 will improve our net interest income for the quarter ending December 31, 2022 and into 2023 on a year over year basis, although there is greater uncertainty regarding the impact in 2023. Beginning in March 2022, the Federal Open Market Committee (the “FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 3.75% to 4.00% on November 2, 2022, when the FOMC stated that it “anticipates that ongoing increases in the target range [for the federal funds rate] will be appropriate.”
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 36% of the outstanding principal balance of our loans as of September 30, 2022 was indexed to a market rate that is expected to reprice along with the federal funds rate. As rates have risen and the shape of the yield curve has changed during the first three quarters of 2022, a portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion on September 30, 2022, representing approximately 18.6% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 13, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. We anticipate that an increase in market interest rates, whether due to an increase in the federal funds rate or otherwise, will decrease the fair value of those interest rate swaps and consequently reduce the positive impact on our net interest income that an interest rate increase would otherwise have. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
Defined Benefit Plan
We expect to recognize a non-cash settlement charge during the quarter ending December 31, 2022 related to the required use of settlement accounting for 2022 for our Defined Benefit Plan. As of the date of this Quarterly Report on Form 10-Q, management estimates the amount of such non-cash settlement charge to be a loss within the range of $10.0 million and $15.0 million. For more information, refer to Note 19, “Subsequent Events” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Paycheck Protection Program Loans
We are a participating lender in the SBA’s Paycheck Protection Program, or PPP. We concluded PPP loan originations in the second quarter of 2021 as the SBA announced in May 2021 that PPP funds were exhausted. The majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of our Eastern Wealth Management division and Eastern Insurance Group. As of September 30, 2022 and December 31, 2021, the remaining balance of our PPP loans was $23.1 million and $331.4 million, respectively. Net PPP loan fee accretion (fee accretion less cost amortization) for all PPP loans for the three and nine months ended September 30, 2022 was $0.5 million and $8.8 million, respectively. Net PPP loan fee accretion (fee accretion less cost amortization) for all PPP loans for the three and nine months ended September 30, 2021 was $5.9 million and $23.5 million, respectively. We expect to recognize the remaining net unearned fees of $0.4 million as of September 30, 2022 during the remainder of the year ended December 31, 2022 resulting in total recognized net fee accretion of $9.2 million for the year ending December 31, 2022 compared to $34.3 million recognized during the year ended December 31, 2021. Our net interest margin has been and is expected to continue to be adversely affected as a result of the decline in net fee accretion, which is associated with the decreased volume of PPP loan payoffs. The impact to our net interest margin resulting from the decline in net PPP loan fee accretion is estimated to be 0.25% on an annualized basis (change computed based upon average total loans for the year ended December 31, 2021).
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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, operating net income to average tangible shareholders’ equity, tangible book value per share and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) expenses indirectly associated with our initial public offering (“IPO”), (vii) OREO gains and losses, (viii) merger and acquisition expenses, (ix) the stock donation to the Eastern Bank Foundation (the “Foundation”) in connection with our mutual-to-stock conversion and IPO, and (x) settlement of putative consumer class action litigation matters related to overdraft and non-sufficient funds fees, and associated settlement expenses. There were no expenses indirectly associated with our IPO or stock donations to the Foundation during the periods presented in this Quarterly Report on Form 10-Q.
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
The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income (GAAP)	$54,777	$37,106	$157,465	$119,578
Non-GAAP adjustments:
Add:
Noninterest income components:
Losses (income) from investments held in rabbi trusts	2,248	289	13,997	(5,773)
Losses (gains) on sales of securities available for sale, net	198	(1)	2,474	(1,166)
Gains on sales of other assets	(501)	(490)	(1,478)	(537)
Noninterest expense components:
Rabbi trust employee benefit (income) expense	(867)	(53)	(6,264)	2,996
Impairment reversal (charge) on tax credit investments	—	1,133	—	(286)
Gain on sale of other real estate owned	—	(87)	—	(87)
Merger and acquisition expenses	271	740	305	4,808
Settlement and expenses for putative consumer class action matters	—	—	—	3,325
Total impact of non-GAAP adjustments	1,349	1,531	9,034	3,280
Less net tax benefit associated with non-GAAP adjustment (1)	384	1,246	3,132	1,833
Non-GAAP adjustments, net of tax	$965	$285	$5,902	$1,447
Operating net income (non-GAAP)	$55,742	$37,391	$163,367	$121,025

Weighted average common shares outstanding during the period:
Basic	163,718,962	172,298,615	166,682,222	172,174,469
Diluted	164,029,649	172,298,615	166,867,643	172,174,469

Earnings per share, basic	$0.33	$0.22	$0.94	$0.69
Earnings per share, diluted	$0.33	$0.22	$0.94	$0.69

Operating earnings per share, basic (non-GAAP)	$0.34	$0.22	$0.98	$0.70
Operating earnings per share, diluted (non-GAAP)	$0.34	$0.22	$0.98	$0.70
(1)The net tax benefit associated with these items is determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. The net tax benefit amount for the nine months ended September 30, 2022 reflects the impact of the reversal of the remaining $0.7 million of a $12.0 million valuation allowance (“EBF Valuation Allowance”) established in 2020 associated with the 2020 stock donation to the Foundation. The reversal of the valuation allowance, which occurred during the second quarter of 2022, was considered appropriate based upon our determination of the realizability of such deductions for tax purposes at that time. The initial $11.3 million reversal of the EBF Valuation Allowance occurred in 2021.

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income, noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net interest income (GAAP)	$152,179	$102,691	$418,060	$307,390
Add:
Tax-equivalent adjustment (non-GAAP)	3,672	1,316	8,956	3,882
Fully-taxable equivalent net interest income (non-GAAP)	155,851	104,007	427,016	311,272
Noninterest income (GAAP)	43,353	43,209	131,645	144,154
Less:
(Losses) income from investments held in rabbi trusts	(2,248)	(289)	(13,997)	5,773
(Losses) gains on sales of securities available for sale, net	(198)	1	(2,474)	1,166
Gains on sales of other assets	501	490	1,478	537
Noninterest income on an operating basis (non-GAAP)	45,298	43,007	146,638	136,678
Noninterest expense (GAAP)	$116,840	$98,970	$336,845	$300,354
Less:
Rabbi trust employee benefit (income) expense	(867)	(53)	(6,264)	2,996
Impairment reversal (charge) on tax credit investments	—	1,133	—	(286)
Merger and acquisition expenses	271	740	305	4,808
Settlement and expenses for putative consumer class action matters	—	—	—	3,325
Plus:
Gain on sale of other real estate owned	—	87	—	87
Noninterest expense on an operating basis (non- GAAP)	$117,436	$97,237	$342,804	$289,598
Total revenue (GAAP)	$195,532	$145,900	$549,705	$451,544
Total operating revenue (non-GAAP)	$201,149	$147,014	$573,654	$447,950
Ratios:
Efficiency ratio (GAAP)	59.75%	67.83%	61.28%	66.52%
Operating efficiency ratio (non-GAAP)	58.38%	66.14%	59.76%	64.65%

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of September 30,	As of December 31,
	2022	2021
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$2,416,163	$3,406,352
Less: Goodwill and other intangibles	662,222	649,703
Tangible shareholders’ equity (non-GAAP)	1,753,941	2,756,649
Tangible assets:
Total assets (GAAP)	22,042,933	23,512,128
Less: Goodwill and other intangibles	662,222	649,703
Tangible assets (non-GAAP)	$21,380,711	$22,862,425
Shareholders’ equity to assets ratio (GAAP)	11.0%	14.5%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	8.2%	12.1%
Book value per share:
Common shares issued and outstanding	177,772,553	186,305,332
Book value per share (GAAP)	$13.59	$18.28
Tangible book value per share (non-GAAP)	$9.87	$14.80
The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net income (GAAP)	$54,777	$37,106	$157,465	$119,578
Operating net income (non-GAAP) (1)	55,742	37,391	163,367	121,025
Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$2,776,691	$3,450,679	$2,970,159	$3,425,023
Less: Average goodwill and other intangibles	656,684	380,185	653,567	378,536
Average tangible shareholders’ equity (non-GAAP)	2,120,007	3,070,494	2,316,592	3,046,487
Ratios:
Return on average total shareholders’ equity (GAAP) (2)	7.83%	4.27%	7.09%	4.67%
Return on average tangible shareholders’ equity (non-GAAP) (2)	10.25%	4.79%	9.09%	5.25%
Operating return on average tangible shareholders’ equity (non-GAAP) (2)	10.44%	4.84%	9.43%	5.31%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income.
(2)Presented on an annualized basis.

Financial Position
Summary of Financial Position

	As of September 30, 2022	As of December 31, 2021	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$158,437	$1,231,792	$(1,073,355)	(87.1)%
Securities available for sale	6,844,615	8,511,224	(1,666,609)	(19.6)%
Securities held to maturity	481,963	—	481,963	100.0%
Loans, net of allowance for loan losses	12,752,942	12,157,281	595,661	4.9%
Federal Home Loan Bank Stock	18,714	10,904	7,810	71.6%
Goodwill and other intangible assets	662,222	649,703	12,519	1.9%
Deposits	18,733,381	19,628,311	(894,930)	(4.6)%
Borrowed funds	422,718	34,278	388,440	1,133.2%
Cash and cash equivalents
Total cash and cash equivalents decreased by $1.1 billion, or 87.1%, to $158.4 million at September 30, 2022 from $1.2 billion at December 31, 2021. This decrease was primarily due to a decrease in total customer deposits of $894.9 million, an increase in gross loans of $622.4 million, and share repurchases of $170.8 million during the nine months ended September 30, 2022. These items were partially offset by net cash inflows related to increased borrowed funds of $388.4 million and net cash inflows related to AFS and HTM securities of $58.2 million during the nine months ended September 30, 2022. For further discussion of the change in deposits, refer to the later “Deposits” section in this Item 2. For further discussion of the change in loans, refer to the later “Loans” section in this Item 2. For more information regarding the Company’s share repurchase programs, refer to Note 10, “Shareholders’ Equity” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. For further discussion of the change in securities, refer to the later “Securities” section in this Item 2. For further discussion of the change in borrowed funds, refer to the later “Borrowed Funds” section in this Item 2.
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
U.S. government securities: At September 30, 2022 our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. At December 31, 2021, our U.S. government securities consisted of U.S. Agency bonds, U.S. Treasury securities and Small Business Administration pooled securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$4,209,089	$5,524,708
Government-sponsored commercial mortgage-backed securities	1,397,227	1,408,868
U.S. Agency bonds	941,597	1,175,014
U.S. Treasury securities	92,460	88,605
State and municipal bonds and obligations	202,664	280,329
Small Business Administration pooled securities	—	32,103
Other debt securities	1,578	1,597
Total available for sale securities, at fair value	6,844,615	8,511,224
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	281,253	—
Government-sponsored commercial mortgage-backed securities	200,710	—
Total held to maturity securities, at amortized cost	481,963	—
Total	$7,326,578	$8,511,224
Our securities portfolio has decreased $1.2 billion, or 13.9%, to $7.3 billion at September 30, 2022 from $8.5 billion at December 31, 2021. This decrease was primarily due to a decrease in the fair value of AFS securities, sales of AFS securities, and maturities and principal paydowns of our AFS and held to maturity (“HTM”) securities. Partially offsetting this activity were AFS and HTM security purchases during the nine months ended September 30, 2022.
•At September 30, 2022, the unrealized loss on AFS securities was $1.2 billion compared to an unrealized loss of $0.1 billion at December 31, 2021, representing a $1.1 billion decrease in the fair value of such securities. The change from December 31, 2021 to September 30, 2022 is primarily driven by rising market rates of interest.
•AFS securities sales totaled $400.5 million during the nine months ended September 30, 2022. AFS and HTM security maturities and principal paydowns totaled $880.1 million and $12.0 million, respectively, during the nine months ended September 30, 2022.
•Partially offsetting the decrease in the securities portfolio from December 31, 2021 to September 30, 2022 were purchases of AFS and HTM securities of $740.8 million and $493.7 million, respectively, during the nine months ended September 30, 2022.
We did not have trading investments at September 30, 2022 or December 31, 2021.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $202.4 million at September 30, 2022 compared to $279.8 million at December 31, 2021.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both September 30, 2022 and December 31, 2021, we had no securities categorized as Level 3 within the fair value hierarchy.
Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.
The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the period ended September 30, 2022 and contractual maturities of our AFS securities and weighted average yields at and for the period ended December 31, 2021. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Amounts Maturing

	Securities Maturing as of September 30, 2022 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.59%	0.97%	1.51%	1.44%
Government-sponsored commercial mortgage-backed securities	—	1.31	1.45	1.94	1.66
U.S. Agency bonds	—	0.77	0.93	—	0.82
U.S. Treasury securities	—	1.97	—	—	1.97
State and municipal bonds and obligations	—	2.34	3.22	4.05	3.64
Other debt securities	0.87	—	—	—	0.87
Total available for sale securities	0.83	1.05	1.20	1.65	1.47
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—	—	—	2.87	2.87
Government-sponsored commercial mortgage-backed securities	—	—	2.23	—	2.23
Total held to maturity securities	—	—	2.23	2.87	2.60
Total	0.83%	1.05%	1.30%	1.71%	1.53%

	Securities Maturing as of December 31, 2021 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.64%	1.01%	1.44%	1.38%
Government-sponsored commercial mortgage-backed securities	—	1.14	1.20	1.95	1.67
U.S. Agency bonds	1.11	0.73	1.00	—	0.88
U.S. Treasury securities	0.15	0.78	—	—	0.50
State and municipal bonds and obligations (2)	(1.24)	2.46	3.17	4.04	3.48
Small Business Administration pooled securities	—	1.72	—	1.93	1.90
Other debt securities	1.01	0.84	—	—	0.87
Total available for sale securities	0.10%	0.95%	1.12%	1.60%	1.42%
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
Loans
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $622.4 million, or 5.1%, to $12.9 billion at September 30, 2022 from $12.3 billion at December 31, 2021. The increase as of September 30, 2022 was primarily due to increases in our commercial real estate, retail, and commercial construction portfolio balances, partially offset by a decrease in our business banking portfolio, as further noted below.
•Our commercial real estate portfolio increased by $463.1 million from December 31, 2021 to September 30, 2022 which was primarily attributable to an increase of $436.6 million in commercial real estate investment loan balances. Such loans represent loans secured by commercial real estate that are non-owner-occupied. The increase in such loan balances was primarily due to management’s active focus on originating loans collateralized by industrial/warehouse and multi-family property types, which are included in the commercial real estate investment loan category, due to management’s stable outlook as it relates to the credit performance of such loans.
•Our retail portfolio increased by $242.5 million, which was attributable to increases of $192.0 million and $68.3 million in residential and consumer home equity loan balances, respectively, during the nine months ended September 30, 2022. The increase in residential real estate loan balances was, in part, due to reduced volume of loan sales, which was precipitated by rising market rates of interest, and led to us retaining a larger number of residential real estate mortgage loan originations. In addition, during the nine months ended September 30, 2022 we purchased $79.9 million in residential real estate loans from a third party. Consumer home equity loan balances increased primarily due to additional customer draws on home equity lines of credit during the period attributable to normal customer activity.
•Our commercial construction portfolio increased by $91.9 million which was primarily attributable to increases of $32.0 million and $20.2 million in our industrial/warehouse and multi-family collateral type loan balances, respectively, during the nine months ended September 30, 2022. The increase in the balance of loans collateralized by industrial/warehouse and multi-family property types is due to management’s active focus on originating these types of loans as mentioned above.
•Our business banking portfolio decreased by $238.3 million primarily as a result of a $200.8 million decrease in business banking PPP loan balances during the nine months ended September 30, 2022 as such loans were paid off or forgiven by the SBA.

The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Commercial and industrial	$3,023,729	$2,960,527
Commercial real estate	4,985,654	4,522,513
Commercial construction	314,193	222,328
Business banking	1,096,436	1,334,694
Residential real estate	2,118,852	1,926,810
Consumer home equity	1,168,476	1,100,153
Other consumer	196,614	214,485
Total loans	12,903,954	12,281,510
Allowance for loan losses	(131,663)	(97,787)
Unamortized premiums, net of unearned discounts and deferred fees	(19,349)	(26,442)
Total loans receivable, net	$12,752,942	$12,157,281
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and is concentrated in the New England geographical area, with 82.1% of our commercial loans in Massachusetts and New Hampshire as of September 30, 2022.
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
Risk rating assignment is determined using one of 15 separate scorecards developed for distinctive portfolio segments based on common attributes. Key factors include: industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral and other considerations.
Special mention, substandard and doubtful loans totaled 2.5% and 5.8% of total commercial loans outstanding at September 30, 2022 and December 31, 2021, respectively. This decrease was driven by risk rating upgrades in the commercial real estate and commercial and industrial portfolios.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio improved to 0.36% at September 30, 2022, compared to 0.65% at December 31, 2021.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of (1)(2)
	September 30, 2022	December 31, 2021
Portfolio
Commercial and industrial	0.08%	0.06%
Commercial real estate	—%	0.60%
Commercial construction	—%	—%
Business banking	0.94%	0.86%
Residential real estate	0.99%	1.38%
Consumer home equity	0.92%	0.90%
Other consumer	0.80%	1.23%
Total	0.36%	0.65%
(1)In the calculation of the delinquency rate as of September 30, 2022 and December 31, 2021, the total amount of loans outstanding includes $23.1 million and $331.4 million, respectively, of PPP loans.
(2)Delinquency rates as of September 30, 2022 were computed based upon amortized cost balances while delinquency rates as of December 31, 2021 were computed based upon recorded investment balances. The effect on the above delinquency rates of the difference in methodology is not significant.
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
NPLs decreased $1.0 million, or 2.9%, to $34.0 million at September 30, 2022 from $35.0 million at December 31, 2021. NPLs as a percentage of total loans decreased to 0.26% at September 30, 2022 from 0.29% at December 31, 2021. Refer to the later “Allowance for Loan Losses” section in this Item 2 for a discussion of the change in non-accrual loans which comprise our NPLs as of September 30, 2022. As of December 31, 2021, NPLs included loans that were past due 90 days or more and still accruing which were comprised solely of purchased credit impaired (“PCI”) loans. PCI loans were not subject to classification as non-accrual in the same manner as originated loans as their interest income related to the accretable yield recognized and not to contractual interest payments at the loan level. In connection with our adoption of ASU 2016-13 on January 1, 2022, all PCI loans are now considered purchased credit deteriorated (“PCD”) loans. Interest income recognition for PCD loans is consistent with originated loans and, therefore, PCD loans cease accruing interest at 90 days past due unless management believes that the applicable collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest. There were no PCD or originated loans at September 30, 2022 that were past due 90 days or more and still accruing.
The total amount of interest recorded on NPLs during both the nine months ended September 30, 2022 and 2021 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.7 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. We review each loan that is modified to identify whether a TDR has occurred. TDRs involve situations in which, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. As noted within Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q, loan modifications made in response to the COVID-19 pandemic that met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) are not deemed TDRs. This election afforded by the CARES Act and Interagency guidance expired on January 1, 2022.
In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a TDR. Loans modified during the nine months ended September 30, 2022 and 2021 which were determined to be TDRs were $9.6 million (post modification balance) and $1.0 million (post modification balance), respectively. The overall increase in TDR loans modified during the aforementioned periods consisted of an increase of $5.8 million and $2.8 million in commercial and consumer loan TDR modifications, respectively. There were no loans that had been modified during the preceding 12 months and which subsequently defaulted during the nine months ended September 30, 2022. Two loans totaling $0.5 million were modified during the preceding 12 months, which subsequently defaulted during the nine months ended September 30, 2021.
It is our policy to have any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
PCD loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. As of September 30, 2022, the carrying amount of PCD loans was $57.4 million. As discussed further below, we adopted ASU 2016-13, commonly referred to as CECL, on January 1, 2022. Prior to such adoption, our acquired loans that exhibited evidence of deterioration of credit quality since origination were designated as PCI loans. As of December 31, 2021, the carrying amount of PCI loans was $69.6 million.
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

The following table presents the balance of loans that received a COVID-19 modification and have not yet resumed repayment as of September 30, 2022 and December 31, 2021:

	Remaining COVID-19 Modifications as of September 30, 2022 (1)		Remaining COVID-19 Modifications as of December 31, 2021 (1)
	Balance	% of Total Portfolio	Balance	% of Total Portfolio
	(Dollars in thousands)
Portfolio
Commercial and industrial	$—	—%	$4,548	0.2%
Commercial real estate	12,825	0.3%	93,519	2.1%
Commercial construction	—	—%	—	—%
Business banking	518	0.1%	649	0.1%
Residential real estate	3,258	0.2%	5,870	0.3%
Consumer home equity	789	0.1%	1,365	0.1%
Other consumer	292	0.2%	706	0.3%
Total (2)	$17,682	0.1%	$106,657	0.9%
(1)Remaining COVID-19 modifications reflect only those loans which underwent a modification and have not yet resumed repayment. We define a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due.
(2)As of September 30, 2022 and December 31, 2021, remaining COVID-19 modifications included $12.8 million and $71.0 million, respectively, of loans to borrowers in the hotel industry.
As of September 30, 2022 and December 31, 2021, the aggregate amount of loans that received a COVID-19 modification and have become a non-performing loan after the respective deferral period is $4.5 million and $4.7 million, respectively.
COVID-19 Pandemic-Impacted Industries. As of September 30, 2022, we believe loans to our borrowers in the categories of office, retail, restaurant, and hotel industry to represent those which have experienced and will likely continue to experience the most adverse effects of the COVID-19 pandemic. As of September 30, 2022, the aggregate outstanding loan balance of loans to our borrowers in the office, retail, restaurant, and hotel industry categories was $1.1 billion, $605.6 million, $198.8 million, and $144.7 million respectively, representing 8.8%, 4.7%, 1.5%, and 1.1% of total loans, respectively. As of December 31, 2021, the aggregate outstanding loan balance of loans to our borrowers in the office, retail, restaurant, and hotel industry categories was $1.1 billion, $549.0 million, $188.9 million and $189.0 million, respectively, representing 8.8%, 4.5%, 1.5% and 1.5% of total loans, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. At September 30, 2022 and December 31, 2021, our potential problem loans (including COVID-19-related loans), or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 days or more past due categories, totaled $214.9 million and $470.9 million, respectively. Of these potential problem loans, $129.5 million and $335.9 million at September 30, 2022 and December 31, 2021, respectively, are loans in COVID-19 pandemic-impacted industries.
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
The allowance for loan losses increased by $33.9 million, or 34.6%, to $131.7 million, or 1.02% of total loans, at September 30, 2022 from $97.8 million, or 0.80% of total loans at December 31, 2021. The increase in the allowance for loan losses was primarily a result of our adoption of CECL, as previously described above, and increased loan balances, as previously described above. The additional reserves required as a result of our adoption of CECL were primarily attributable to the loans we acquired in connection with our acquisition of Century which were recorded at fair value at the time of acquisition. Under ASU 2016-13, the credit mark that is a component of the day-one fair value adjustment on acquired loans cannot be considered in the allowance computation, whereas under the incurred loss model, the credit mark could be considered for reserve determination purposes. In connection with our adoption of this standard, we recorded an increase to the allowance for loan losses of $27.1 million which represented the one-time cumulative-effect adjustment.
For additional discussion of our allowance for credit losses measurement methodology, see Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans and Allowance for Loan Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. For additional discussion of the change in allowance for loan losses, refer to the later “Provision for Loan Losses,” included in the “Results of Operations” section within this Item 2. For discussion of our previous methodology for estimating the allowance for loan losses, refer to Note 5, “Loans and Allowance for Loan Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q and Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8 of the 2021 Form 10-K.
The following table summarizes credit ratios for the periods presented:
Summary of Changes in the Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(115)	$(40)	$(1,061)	$488
Commercial real estate	(3)	8	(53)	238
Commercial construction	—	—	—	—
Business banking	83	398	244	2,964
Residential real estate	(56)	(88)	(80)	(115)
Consumer home equity	(6)	(63)	(16)	(137)
Other consumer	445	536	1,221	827
Total net loan charge-offs	348	751	255	4,265
Average loans:
Commercial and industrial	2,882,511	1,717,722	2,903,239	1,896,900
Commercial real estate	4,939,754	3,905,280	4,796,453	3,786,625
Commercial construction	329,199	219,730	282,647	252,939
Business banking	986,565	1,152,823	1,036,857	1,267,439
Residential real estate	2,041,869	1,476,136	1,979,615	1,433,131
Consumer home equity	1,146,547	833,626	1,116,270	833,467
Other consumer	194,981	221,449	198,866	240,572
Average total loans (1)	$12,521,426	$9,526,766	$12,313,947	$9,711,073
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.00%	0.00%	(0.04)%	0.03%
Commercial real estate	0.00	0.00	0.00	0.01
Commercial construction	—	—	—	—
Business banking	0.01	0.03	0.02	0.23
Residential real estate	0.00	(0.01)	0.00	(0.01)
Consumer home equity	0.00	(0.01)	0.00	(0.02)
Other consumer	0.23	0.24	0.61	0.34
Total net charge-offs to average loans outstanding during the period:	0.01%	0.01%	0.01%	0.04%
Total loans	$12,884,605	$9,481,458	$12,884,605	$9,481,458
Total non-accrual loans	$33,954	$40,613	$33,954	$40,613
Allowance for loan losses	$131,663	$103,398	$131,663	$103,398
Allowance for loan losses as a percent of total loans	1.02%	1.09%	1.02%	1.09%
Non-accrual loans as a percent of total loans	0.26%	0.43%	0.26%	0.43%
Allowance for loan losses as a percent of non-accrual loans	387.77%	254.59%	387.77%	254.59%
(1)Average loan balances exclude loans held for sale

Non-accrual loans decreased $6.7 million, or 16.4%, to $34.0 million at September 30, 2022 from $40.6 million at September 30, 2021, primarily due to decreases in non-accrual loans in our commercial and industrial and business banking portfolios of $5.4 million and $3.6 million, respectively. Partially offsetting these decreases were increases in non-accrual loans in our consumer home equity and residential real estate portfolios of $1.6 million and $1.3 million, respectively. Non-accrual commercial and industrial loans and business banking loans decreased primarily due to payoffs and curing of delinquency of such loans. Non-accrual consumer home equity loans and non-accrual residential real estate loans increased primarily due to several loans moving to non-accrual status which had been acquired in connection with our acquisition of Century.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of September 30, 2022			As of December 31, 2021
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$26,841	20.39%	23.43%	$18,018	18.43%	24.10%
Commercial real estate	51,103	38.81%	38.64%	52,373	53.56%	36.82%
Commercial construction	5,981	4.54%	2.43%	2,585	2.64%	1.81%
Business banking (1)	16,262	12.35%	8.50%	10,983	11.23%	10.87%
Residential real estate	23,007	17.47%	16.42%	6,556	6.70%	15.69%
Consumer home equity	5,842	4.44%	9.06%	3,722	3.81%	8.96%
Other consumer	2,627	2.00%	1.52%	3,308	3.38%	1.75%
Other	—	—%	—%	242	0.25%	—%
Total	$131,663	100.00%	100.00%	$97,787	100.00%	100.00%
(1)PPP loans are included within these portfolios as of September 30, 2022 and December 31, 2021; however, as of September 30, 2022 and December 31, 2021 no allowance for loan losses was recorded on these loans due to the SBA guarantee of 100% of the loans
To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, liquidation of the collateral and the strength of co-makers or guarantors. When available information confirms that specific loans or portions thereof are uncollectible, these amounts are promptly charged-off against the allowance for loan losses and any recoveries of such previously charged-off amounts are credited to the allowance for loan losses.
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
For additional information regarding our allowance for loan losses, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
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
We held an investment in the FHLBB of $18.7 million and $10.9 million at September 30, 2022 and December 31, 2021, respectively.

Goodwill and other intangible assets
Goodwill and other intangible assets were $662.2 million and $649.7 million at September 30, 2022 and December 31, 2021, respectively. The increase in goodwill and other intangibles assets was due to the purchase of two insurance agencies during the nine months ended September 30, 2022. For more information regarding our insurance agency acquisitions, refer to Note 7, “Goodwill and Other Intangibles” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. We did not record any impairment to our goodwill or other intangible assets during the nine months ended September 30, 2022. We will continue to assess our goodwill and other intangible assets to determine if impairments are necessary.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of September 30, 2022	As of December 31, 2021	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$6,582,122	$7,020,864	$(438,742)	(6.2)%
Interest checking	5,047,018	4,478,566	568,452	12.7%
Savings	1,990,188	2,077,495	(87,307)	(4.2)%
Money market investments	4,757,477	5,525,005	(767,528)	(13.9)%
Certificate of deposits	356,576	526,381	(169,805)	(32.3)%
Total deposits	$18,733,381	$19,628,311	$(894,930)	(4.6)%
(1)The Bank’s estimate of total uninsured deposits was $9.8 billion and $11.0 billion at September 30, 2022 and December 31, 2021, respectively.
Deposits decreased by $0.9 billion, or 4.6%, to $18.7 billion at September 30, 2022 from $19.6 billion at December 31, 2021. This decrease was primarily the result of a decrease in money market investments of $0.8 billion, a decrease in demand deposits of $0.4 billion, and a decrease in certificate of deposits of $0.2 billion. These decreases were partially offset by an increase of $0.6 billion in interest checking deposits. The overall decrease is primarily due to a runoff of higher cost deposits acquired in connection with our acquisition of Century, the runoff of government stimulus funds which had been deposited by our customers, higher market rates resulting in greater industry-wide competition for deposits, and a transfer of deposits during the second quarter of 2022. On January 14, 2022, we announced we had entered into an asset purchase agreement for the transfer of our cannabis-related and money service business deposits relationships, which we acquired from Century, to Needham Bank. On April 1, 2022, we completed the transfer of such deposits, which was subject to a post-transfer settlement period of 60 days. The total amount transferred, which includes amounts transferred during the post-transfer settlement period, was $278.0 million.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Nine Months Ended September 30, 2022		For the Year Ended December 31, 2021
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$6,698,640	—%	$5,547,615	—%
Interest checking	4,897,321	0.19%	2,866,091	0.07%
Savings	2,046,254	0.01%	1,483,271	0.02%
Money market investments	5,151,384	0.09%	3,870,712	0.06%
Certificate of deposits	429,401	0.21%	280,141	0.21%
Total deposits	$19,223,000	0.08%	$14,047,830	0.04%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of September 30, 2022	As of December 31, 2021
Maturing in	(In thousands)
Three months or less	$39,179	$113,019
Over three months through six months	25,785	53,899
Over six months through 12 months	28,106	33,295
Over 12 months	9,246	23,827
Total	$102,317	$224,040
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings increased by $388.4 million to $422.7 million at September 30, 2022 compared to $34.3 million at December 31, 2021. The increase was primarily due to an increase in FHLB advances, which we borrowed to fund loan originations. The increase was also due, in part, to an increase in interest rate swap collateral funds, which represents collateral posted to us by our financial institution counterparties for over-the-counter interest rate swaps. At December 31, 2021, our financial institution counterparties were not required to post collateral to us due to the low level of market interest rates. Conversely, at September 30, 2022, following increases in market interest rates during the second quarter of 2022, our financial institutions counterparties were required to post collateral to us of $16.7 million.
The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of September 30, 2022	As of December 31, 2021	Amount ($)	Percentage (%)
	(In thousands)
FHLB advances	$384,215	$14,020	$370,195	2640.5%
Escrow deposits of borrowers	21,853	20,258	1,595	7.9%
Interest rate swap collateral funds	16,650	—	16,650	100.0%
Total	$422,718	$34,278	$388,440	1,133.2%
Results of Operations
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2022	2021	Amount ($)	Percentage	2022	2021	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$157,827	$103,468	$54,359	52.5%	$430,183	$310,282	$119,901	38.6%
Interest expense	5,648	777	4,871	626.9%	12,123	2,892	9,231	319.2%
Net interest income	152,179	102,691	49,488	48.2%	418,060	307,390	110,670	36.0%
Provision for (release of) allowance for loan losses	6,480	(1,488)	7,968	(535.5)%	7,045	(5,368)	12,413	(231.2)%
Noninterest income	43,353	43,209	144	0.3%	131,645	144,154	(12,509)	(8.7)%
Noninterest expense	116,840	98,970	17,870	18.1%	336,845	300,354	36,491	12.1%
Income tax expense	17,435	11,312	6,123	54.1%	48,350	36,980	11,370	30.7%
Net income	54,777	37,106	17,671	47.6%	157,465	119,578	37,887	31.7%
Comparison of the three and nine months ended September 30, 2022 and 2021
Interest and Dividend Income
Interest and dividend income increased by $54.4 million, or 52.5%, to $157.8 million during the three months ended September 30, 2022 from $103.5 million during the three months ended September 30, 2021. The increase was primarily attributable to our acquisition of Century on November 12, 2021, which added approximately $6.6 billion in interest-earning assets. Overall, the average balance of our interest-earning assets increased $5.2 billion, or 32.2%, to $21.5 billion during the three months ended September 30, 2022 compared to $16.3 billion during the three months ended September 30, 2021, reflecting the addition of Century assets. Also contributing to the increase in interest and dividend income was an increase in the yield on average interest-earning assets which increased by 43 basis points compared with the three months ended September 30, 2021. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans or securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on securities and other short-term investments increased $16.1 million, or 96.2%, to $32.8 million during the three months ended September 30, 2022 from $16.7 million during the three months ended September 30, 2021. The increase in interest income on our securities was due to an increase in the average balance and yield of such securities. The average balance of our securities increased $2.2 billion, or 33.2%, to $9.0 billion for the three months ended September 30, 2022 from $6.8 billion for the three months ended September 30, 2021 which was primarily due to securities acquired in connection with our acquisition of Century of $3.1 billion, partially offset by maturities, principal paydowns and sales in excess of purchases during the three months ended September 30, 2022. The yield on our securities increased 46 basis points during the three months ended September 30, 2022 in comparison to the three months ended September 30, 2021 due to increases in market rates of interest.
•Interest income on loans increased $38.3 million, or 44.1%, to $125.0 million during the three months ended September 30, 2022 from $86.7 million during the three months ended September 30, 2021. The increase in interest income on our loans was primarily due to an increase in the average balance of loans and an increase in our yield on loans and was partially offset by a decrease in net accretion of PPP loan deferred fees and costs. The average balance of our loans increased $3.0 billion, or 31.4%, to $12.5 billion during the three months ended September 30, 2022 from $9.5 billion during the three months ended September 30, 2021 which was primarily due to loans acquired in connection with our acquisition of Century of $2.9 billion. The yield on our loans increased 41 basis points during the three months ended September 30, 2022 in comparison to the three months ended September 30, 2021 due to increases in market rates of interest. The increase in interest income attributable to the increase in average total loans and yields was partially offset by a decrease in net accretion of PPP loan deferred fees and costs of $5.4 million, or 91.5%, to $0.5 million during the three months ended September 30, 2022 from $5.9 million during three months ended September 30, 2021.
Interest and dividend income increased by $119.9 million, or 38.6%, to $430.2 million during the nine months ended September 30, 2022 from $310.3 million during the nine months ended September 30, 2021. This increase was primarily a result of our acquisition of Century on November 12, 2021, which added approximately $6.6 billion in interest-earning assets. Overall, the average balance of our interest-earning assets increased $5.9 billion, or 37.2%, to $21.6 billion during the nine months ended September 30, 2022 compared to $15.7 billion during the nine months ended September 30, 2021, reflecting the addition of Century assets. Also contributing to this increase was an increase in the yield on average interest-earning assets which increased by 5 basis points compared with the nine months ended September 30, 2021.
•Interest income on securities and other short-term investments increased $52.6 million, or 119.7%, to $96.6 million for the nine months ended September 30, 2022 compared to $44.0 million for the nine months ended September 30, 2021. The increase in interest income on securities was due to an increase in the average balance and yield of such securities. The average balance of our securities increased $3.3 billion, or 54.0%, to $9.3 billion during the nine months ended September 30, 2022 compared to $6.0 billion during the nine months ended September 30, 2021, which was primarily due to securities acquired in connection with our acquisition of Century of $3.1 billion combined with security purchases in excess of sales, maturities and principal paydowns. The yield on our securities increased 40 basis points during the nine months ended September 30, 2022 in comparison to the nine months ended September 30, 2021 due to increases in market rates of interest.
•Interest income on loans increased by $67.3 million, or 25.3%, to $333.6 million during the nine months ended September 30, 2022 from $266.3 million during the nine months ended September 30, 2021. The increase in interest income on our loans was primarily due to an increase in the average balance of loans and was partially offset by a decrease in net accretion of PPP loan deferred fees and costs. The average balance of our loans increased $2.6 billion, or 26.8%, to $12.3 billion during the nine months ended September 30, 2022 from $9.7 billion during the nine months ended September 30, 2021 which was primarily due to loans acquired in connection with our acquisition of Century of $2.9 billion. The increase in interest income attributable to the increase in average total loans was partially offset by a decrease in net accretion of PPP loan deferred fees and costs of $14.7 million, or 62.6%, to $8.8 million during the nine months ended September 30, 2022 from $23.5 million during the nine months ended September 30, 2021.
Interest Expense
During the three and nine months ended September 30, 2022, interest expense increased $4.9 million and $9.2 million, respectively, or 626.9% and 319.2%, respectively, to $5.6 million and $12.1 million, respectively, from $0.8 million and $2.9 million during the three and nine months ended September 30, 2021, respectively. The increase was primarily attributable to an increase in deposit interest expense.
During the three months ended September 30, 2022, interest expense on our interest-bearing deposits increased by $4.0 million, or 549.6%, to $4.8 million from $0.7 million during the three months ended September 30, 2021. This increase was due to an increase in average interest-bearing deposits and due to an increase in the rates paid on deposits. Average interest-bearing deposits increased $4.3 billion, or 53.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily as a result of the Century acquisition which added approximately $4.4 billion in interest-bearing deposits. Rates paid on deposits increased by 11 basis points to 0.15% during the three months ended September 30, 2022 from 0.04% during the three months ended September 30, 2021, which were increased in response to an increase in market rates of interest. Interest expense related to our borrowings also contributed to the overall increase in interest expense and increased by $0.8 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in borrowings interest expense is attributable to an increase in our utilization of our FHLB borrowing capacity which was drawn to fund loan originations.
During the nine months ended September 30, 2022, interest expense on our interest-bearing deposits increased by $8.4 million, or 303.2%, to $11.2 million from $2.8 million during the nine months ended September 30, 2021. This increase was due to an increase in average interest-bearing deposits and due to an increase in the rates paid on deposits. Average interest-bearing deposits increased $4.8 billion, or 61.9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the Century acquisition as previously mentioned. Rates paid on deposits increased by 7 basis points to 0.12% during the nine months ended September 30, 2022 from 0.05% during the nine months ended September 30, 2021.
Net Interest Income
Net interest income increased by $49.5 million, or 48.2%, to $152.2 million during the three months ended September 30, 2022 from $102.7 million for the three months ended September 30, 2021. Net interest income increased due to an increase in yields on interest-earning assets which exceeded the increase in the costs of interest-bearing liabilities. Also contributing to the increase in net interest income was an increase in net interest-earning assets of $0.8 billion, or 9.8%, to $8.9 billion during the three months ended September 30, 2022 from $8.1 billion during the three months ended September 30, 2021.

Net interest income increased by $110.7 million, or 36.0%, to $418.1 million during the nine months ended September 30, 2022 from $307.4 million for the nine months ended September 30, 2021. Net interest income increased primarily due to an increase in net interest-earning assets of $1.0 billion, or 12.8%, to $9.0 billion during the nine months ended September 30, 2022 from $8.0 billion during the nine months ended September 30, 2021.
The following chart shows our net interest margin over the past five quarters including and excluding net PPP loan fee accretion:

Net Interest Margin ("NIM")
3.00%
2.80%
2.60%
2.40%
2.20%
2021 Q3
2021 Q4
2022 Q1
2022 Q2
2022 Q3
NIM
NIM excluding PPP

Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.5% for the three and nine months ended September 30, 2022 and 21.0% for the three and nine months ended September 30, 2021. Net interest margin, including PPP loan interest income, increased 34 basis points to 2.87% during the three months ended September 30, 2022, from 2.53% during the three months ended September 30, 2021. Net interest margin, including PPP loan interest income, remained flat at 2.64% during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in net interest margin for the three months ended September 30, 2022 from the three months ended September 30, 2021 was primarily due to an increase in market rates of interest and was partially offset by a decline in PPP net fee accretion of $5.4 million for such periods. The consistency in our net interest margin during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is due to the impact of recent increases in market rates having been offset by a reduction in PPP net fee accretion for the same periods. For additional discussion of the decline in the PPP loan net fee accretion and increased interest rates, refer to the earlier “Outlook and Trends” section.

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
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$2,043,219	$15,811	3.07%	$1,477,891	$11,479	3.08%
Commercial	9,138,029	96,270	4.18%	6,995,556	67,276	3.82%
Consumer	1,341,528	16,072	4.75%	1,055,075	8,803	3.31%
Total loans	12,522,776	128,153	4.06%	9,528,522	87,558	3.65%
Non-taxable investment securities	269,900	2,428	3.57%	259,040	2,341	3.59%
Taxable investment securities	8,446,205	29,280	1.38%	4,990,702	14,314	1.14%
Other short-term investments	282,629	1,638	2.30%	1,503,919	571	0.15%
Total interest-earning assets	$21,521,510	$161,499	2.98%	$16,282,183	$104,784	2.55%
Non-interest-earning assets	911,025			1,141,168
Total assets	$22,432,535			$17,423,351
Interest-bearing liabilities:
Deposits:
Savings account	$2,021,125	$51	0.01%	$1,441,385	$36	0.01%
Interest checking account	5,211,914	2,686	0.20%	2,687,196	244	0.04%
Money market investment	4,824,452	1,893	0.16%	3,762,855	360	0.04%
Time account	380,560	151	0.16%	233,145	96	0.16%
Total interest-bearing deposits	12,438,051	4,781	0.15%	8,124,581	736	0.04%
Federal funds purchased	3,804	24	2.50%	—	—	—%
Other borrowings	153,882	843	2.17%	26,074	41	0.62%
Total interest-bearing liabilities	$12,595,737	$5,648	0.18%	$8,150,655	$777	0.04%
Demand accounts	6,614,467			5,471,906
Other noninterest-bearing liabilities	445,640			350,111
Total liabilities	19,655,844			13,972,672
Shareholders’ equity	2,776,691			3,450,679
Total liabilities and shareholders’ equity	$22,432,535			$17,423,351
Net interest income – FTE		$155,851			$104,007
Net interest rate spread (2)			2.80%			2.51%
Net interest-earning assets (3)	$8,925,773			$8,131,528
Net interest margin – FTE (4)			2.87%			2.53%
Average interest-earning assets to interest-bearing liabilities	170.86%			199.77%
Return on average assets (5)(6)	0.97%			0.84%
Return on average equity (5)(7)	7.83%			4.27%
Noninterest expense to average assets	2.07%			2.25%
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

(5)Presented on an annualized basis.
(6)Represents net income divided by average total assets.
(7)Represents net income divided by average equity.

	As of and for the nine months ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$1,980,630	$44,966	3.04%	$1,435,006	$34,150	3.18%
Commercial	9,019,196	258,082	3.83%	7,203,903	208,228	3.86%
Consumer	1,315,136	38,016	3.86%	1,074,039	26,337	3.28%
Total loans	12,314,962	341,064	3.70%	9,712,948	268,715	3.70%
Non-taxable investment securities	264,717	7,072	3.57%	260,102	7,038	3.62%
Taxable investment securities	8,484,540	88,277	1.39%	4,154,480	36,977	1.19%
Other short-term investments	541,285	2,726	0.67%	1,619,873	1,434	0.12%
Total interest-earning assets	$21,605,504	$439,139	2.72%	$15,747,403	$314,164	2.67%
Non-interest-earning assets	1,099,406			1,106,967
Total assets	$22,704,910			$16,854,370
Interest-bearing liabilities:
Deposits:
Savings account	$2,046,254	$153	0.01%	$1,376,243	$169	0.02%
Interest checking account	4,897,321	6,778	0.19%	2,541,113	730	0.04%
Money market investment	5,151,384	3,559	0.09%	3,576,648	1,553	0.06%
Time account	429,401	674	0.21%	243,621	317	0.17%
Total interest-bearing deposits	12,524,360	11,164	0.12%	7,737,625	2,769	0.05%
Federal funds purchased	1,282	24	2.50%	—	—	—%
Other borrowings	73,745	935	1.70%	25,582	123	0.64%
Total interest-bearing liabilities	$12,599,387	$12,123	0.13%	$7,763,207	$2,892	0.05%
Demand accounts	6,698,640			5,318,903
Other noninterest-bearing liabilities	436,724			347,237
Total liabilities	19,734,751			13,429,347
Shareholders’ equity	2,970,159			3,425,023
Total liabilities and shareholders’ equity	$22,704,910			$16,854,370
Net interest income – FTE		$427,016			$311,272
Net interest rate spread (2)			2.59%			2.62%
Net interest-earning assets (3)	$9,006,117			$7,984,196
Net interest margin – FTE (4)			2.64%			2.64%
Average interest-earning assets to interest-bearing liabilities	171.48%			202.85%
Return on average assets (5)(6)	0.93%			0.95%
Return on average equity (5)(7)	7.09%			4.67%
Noninterest expense to average assets	1.98%			2.38%
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
2021 Q3
2021 Q4
2022 Q1
2022 Q2
2022 Q3
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded a provision for loan losses of $6.5 million for the three months ended September 30, 2022, compared to a release of $1.5 million for the three months ended September 30, 2021. Management determined a provision to be necessary due to increased loan balances, which were partially offset by continued low historical losses during the three months ended September 30, 2022, compared with average historical losses for periods preceding the three months ended September 30, 2022. With respect to the three months ended September 30, 2021, management had determined that a release was necessary given the continued improved economic and credit conditions experienced at that time. Overall, we recorded a net provision for allowance for loan losses of $7.0 million for the nine months ended September 30, 2022 compared to a release of $5.4 million for the nine months ended September 30, 2021 during which period management determined the Company’s allowance for loan losses in accordance with ASC 450, “Contingencies” and ASC 310, “Receivables” (i.e., prior to our adoption of ASU 2016-13).
To determine our allowance for loan losses as of September 30, 2022 and the provision for loan losses for the three and nine months ended September 30, 2022, we used Oxford Economics September 2022 Baseline forecast (“the forecast”) to generate our modeled expected losses by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions, which remained relatively stable in comparison to the first and second quarters of 2022. The forecast assumed overall positive but slower economic growth supported by strong employment and consumer spending for the remainder of 2022 and expects a mild recession in 2023. Recession expectations were supported by high inflation, rising interest rates, lingering supply chain difficulties, and softer labor market dynamics. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included continued low, but rising, unemployment rates and slowing gross domestic product growth. Further, the forecast assumed that the FOMC will continue to raise interest rates into early 2023 following its most recent September 2022 increase and a decrease in the core consumer price index which is expected to remain above the FOMC’s 2% target until mid-2023. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans and Allowance for Loan Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. For discussion of our previous methodology for estimating the allowance for loan losses, refer to Note 5, “Loans and Allowance for Loan Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part

I, Item 1 in this Quarterly Report on Form 10-Q and Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2021 Form 10-K.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(Dollars in thousands)
Insurance commissions	$23,788	$21,956	$1,832	8.3%	$77,183	$73,767	$3,416	4.6%
Service charges on deposit accounts	6,708	5,935	773	13.0%	23,558	17,010	6,548	38.5%
Trust and investment advisory fees	5,832	6,310	(478)	(7.6)%	17,967	18,047	(80)	(0.4)%
Debit card processing fees	3,249	3,030	219	7.2%	9,417	8,949	468	5.2%
Interest rate swap income	1,562	881	681	77.3%	6,087	5,122	965	18.8%
(Losses) income from investments held in rabbi trusts	(2,248)	(289)	(1,959)	677.9%	(13,997)	5,773	(19,770)	(342.5)%
Gains on sales of mortgage loans held for sale, net	22	717	(695)	(96.9)%	240	3,044	(2,804)	(92.1)%
(Losses) gains on sales of securities available for sale, net	(198)	1	(199)	(19,900.0)%	(2,474)	1,166	(3,640)	(312.2)%
Other	4,638	4,668	(30)	(0.6)%	13,664	11,276	2,388	21.2%
Total noninterest income	$43,353	$43,209	$144	0.3%	$131,645	$144,154	$(12,509)	(8.7)%
Noninterest income remained flat with a slight increase of $0.1 million, or 0.3%, to $43.4 million for the three months ended September 30, 2022 from $43.2 million for the three months ended September 30, 2021. This increase was primarily due to a $1.8 million increase in insurance commissions, a $0.8 million increase in service charges on deposit accounts, and a $0.7 million increase in interest rate swap income. These increases were partially offset by a $2.0 million decrease in income from investments held in rabbi trusts, and a $0.7 million decrease in net gains on sales of mortgage loans held for sale.
•Insurance commissions increased due to an increase in recurring commissions which was attributable to recent insurance agency acquisitions. Refer to the section titled “Overview” within this Item 2 for additional discussion of such agency acquisitions.
•Service charges on deposit accounts increased primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity. The increased customer deposit activity is primarily attributable to our acquisition of Century.
•Interest rate swap income increased primarily as a result of a favorable mark-to-market adjustment during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
•Income from investments held in rabbi trusts decreased to a net loss primarily as a result of an unfavorable mark-to-market adjustment on equity securities held in these accounts resulting from a decline in the market value of equity securities held in the rabbi trusts.
•Net gains on sales of mortgage loans held for sale decreased due to a reduction in the volume of our mortgage loan sales on the secondary market which was primarily attributable to rising market rates of interest.
Noninterest income decreased by $12.5 million, or 8.7%, to $131.6 million for the nine months ended September 30, 2022 from $144.2 million for the nine months ended September 30, 2021. The decrease was primarily due to a $19.8 million decrease in income from investments held in rabbi trusts which resulted from a current period net loss from such investments, a $3.6 million decrease in gains on sales of securities available for sale which resulted from a current period net loss from such sales compared to a net gain in the comparative prior period, and a $2.8 million decrease in net gains on sales of mortgage loans. These decreases were partially offset by a $6.5 million increase in service charges on deposit accounts and a $3.4 million increase in insurance commissions.
•Income from investments held in rabbi trusts decreased to a net loss primarily as a result of an unfavorable mark-to-market adjustment on equity securities held in these accounts resulting from a decline in the market value of equity securities held in the rabbi trusts.
•Gains on sales of securities available for sale, net, decreased to a net loss due to the decision by management to sell certain available for sale securities during the nine months ended September 30, 2022, a portion of which were acquired in connection with our acquisition of Century and were in a net unrealized loss position at the time of sale.
•Net gains on sales of mortgage loans decreased due to a reduction in the volume of our mortgage loan sales on the secondary market which was primarily attributable to rising market rates of interest.
•Service charges on deposit accounts increased primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity and increased overdraft fees as a result of greater customer deposit activity. The increased customer deposit activity is primarily attributable to our acquisition of Century. Partially offsetting the increase in overdraft fees attributable to greater customer activity was a reduction in overdraft fees charged to customers which went into effect during the three months ended September 30, 2022.
•Insurance commissions increased due to an increase in recurring commissions and profit sharing income which was attributable to recent insurance agency acquisitions. Refer to the section titled “Overview” within this Item 2 for additional discussion of such agency acquisitions.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2022	2021	Amount	%	2022	2021	Amount	%
				(Dollars in thousands)
Salaries and employee benefits	$78,060	$66,238	$11,822	17.8%	$220,582	$199,554	$21,028	10.5%
Office occupancy and equipment	9,703	7,960	1,743	21.9%	31,205	24,271	6,934	28.6%
Data processing	13,294	12,191	1,103	9.0%	42,959	37,892	5,067	13.4%
Professional services	5,826	4,024	1,802	44.8%	14,561	14,611	(50)	(0.3)%
Marketing	2,219	1,598	621	38.9%	6,444	6,786	(342)	(5.0)%
Loan expenses	1,152	1,586	(434)	(27.4)%	3,444	5,287	(1,843)	(34.9)%
FDIC insurance	1,578	1,056	522	49.4%	4,710	2,989	1,721	57.6%
Amortization of intangible assets	1,033	629	404	64.2%	2,767	1,786	981	54.9%
Other	3,975	3,688	287	7.8%	10,173	7,178	2,995	41.7%
Total noninterest expense	$116,840	$98,970	$17,870	18.1%	$336,845	$300,354	$36,491	12.1%

Noninterest expense increased by $17.9 million, or 18.1%, to $116.8 million during the three months ended September 30, 2022 from $99.0 million during the three months ended September 30, 2021. This increase was primarily due to an $11.8 million increase in salaries and employee benefits, a $1.8 million increase in professional services, a $1.7 million increase in office occupancy and equipment, and a $1.1 million increase in data processing.
•Salaries and employee benefits increased primarily due to salaries and wages for newly hired employees and former employees of Century who were retained subsequent to the acquisition. In addition, we incurred $3.6 million in share-based compensation expense related to restricted stock awards granted in the fourth quarter of 2021 and awards of restricted stock units and performance stock units granted in the first quarter of 2022 and restricted stock awards granted in the second quarter of 2022. No related expenses were incurred during the three months ended September 30, 2021 as no such awards had been granted. Lastly, our deferrals of loan origination-related costs decreased by $2.1 million resulting in a corresponding increase in salaries and employee benefits expenses.
•Professional services increased primarily as a result of interest rate swap professional transactional fees which were associated with our interest swaps qualifying for hedge accounting, which we had not entered into during the three months ended September 30, 2021. Also contributing to the increase in professional fees were increased fees incurred for employee search and placement.
•Office occupancy and equipment expenses increased primarily due to the addition of properties resulting from our acquisition of Century which included a $0.6 million increase in depreciation expense.
•Data processing expenses are primarily comprised of costs associated with the processing of customer transactions including loans and deposits and are partially impacted by fluctuations in related transaction volume. Such expenses increased during the three months ended September 30, 2022 from the three months ended September 30, 2021, primarily due to our acquisition of Century in the fourth quarter of 2022 which resulted in the acquisition of additional loan and deposit customers.
Noninterest expense increased by $36.5 million, or 12.1%, to $336.8 million during the nine months ended September 30, 2022 from $300.4 million during the nine months ended September 30, 2021. The increase was primarily due to a $21.0 million increase in salaries and employee benefits, a $6.9 million increase in office occupancy and equipment expenses, a $5.1 million increase in data processing expenses and a $3.0 million increase in other noninterest expenses.
•Salaries and employee benefits increased primarily due to salaries and wages for newly hired employees and former employees of Century who were retained subsequent to the acquisition. In addition, we incurred $8.1 million in share-based compensation expense related to restricted stock awards granted in the fourth quarter of 2021 and awards of restricted stock units and performance stock units granted in the first quarter of 2022 and restricted stock awards granted in the second quarter of 2022. No comparable expenses were incurred during the nine months ended September 30, 2021, during which period the Company did not have an equity incentive plan and no such awards were granted. Lastly, our deferrals of loan origination-related costs decreased by $7.8 million, resulting in a corresponding increase in salaries and employee benefits expenses.
•Office occupancy and equipment increased during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to the addition of properties resulting from our acquisition of Century which included a $2.0 million increase in depreciation expense, and lease impairment charges of $0.6 million, which were due to an early termination of a lease acquired from Century.
•Data processing expenses are primarily comprised of costs associated with the processing of customer transactions including loans and deposits and are partially impacted by fluctuations in related transaction volume. Such expenses increased during the nine months ended September 30, 2022 from the nine months ended September 30, 2021 primarily due to our acquisition of Century in the fourth quarter of 2022 which resulted in the acquisition of additional loan and deposit customers.
•Other noninterest expenses increased primarily due to a $2.1 million increase in liability insurance expense, which was primarily due to regular insurance rate premium increases and our acquisition of Century, which increased the number of our properties and, therefore, the scope of our required insurance coverage, and a $1.7 million increase in customer bad check losses during the nine months ended September 30, 2022 compared to during nine months ended September 30, 2021, consistent with a nationwide increase in mail-based check fraud. Partially offsetting the effect of these items was a decrease of $3.3 million in legal expenses associated with the settlement of two putative class action litigation matters related to overdraft and non-sufficient funds fees. The accrual for such expenses was initially recorded during the second quarter of 2021 and final settlement of the legal matters occurred during the first quarter of 2022. For additional information, refer to Note 12, “Commitments and Contingencies” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Combined federal and state income tax provisions	$17,435	$11,312	$48,350	$36,980
Effective income tax rates	24.1%	23.4%	23.5%	23.6%
Blended statutory tax rate	28.1%	28.1%	28.1%	28.1%
Income tax expense increased by $6.1 million, or 54.1%, to $17.4 million in the three months ended September 30, 2022 from $11.3 million in the three months ended September 30, 2021 and increased by $11.4 million, or 30.7%, to $48.4 million in the nine months ended September 30, 2022 from $37.0 million in the nine months ended September 30, 2021. The increase in income tax expense was due primarily to higher pre-tax income during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. For additional information related to the Company’s income taxes see Note 12, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2021 Form 10-K.

Financial Position and Results of Operations of our Business Segments
Comparison of the three and nine months ended September 30, 2022 and 2021

	As of and for the three months ended September 30,
	2022				2021
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$152,179	$—	$—	$152,179	$102,691	$—	$—	$102,691
Provision for (release of) allowance for loan losses	6,480	—	—	6,480	(1,488)	—	—	(1,488)
Net interest income after provision for loan losses	145,699	—	—	145,699	104,179	—	—	104,179
Noninterest income	19,777	23,714	(138)	43,353	20,783	22,508	(82)	43,209
Noninterest expense	96,749	21,197	(1,106)	116,840	80,474	19,538	(1,042)	98,970
Income before income tax expense	68,727	2,517	968	72,212	44,488	2,970	960	48,418
Income tax expense	16,717	718	—	17,435	10,471	841	—	11,312
Net income	$52,010	$1,799	$968	$54,777	$34,017	$2,129	$960	$37,106
Total assets	$21,894,550	$221,941	$(73,558)	$22,042,933	$17,324,816	$207,996	$(71,589)	$17,461,223
Total liabilities	$19,644,824	$55,504	$(73,558)	$19,626,770	$14,051,100	$52,420	$(71,589)	$14,031,931

	For the nine months ended September 30,
	2022				2021
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$418,060	$—	$—	$418,060	$307,390	$—	$—	$307,390
Provision for (release of) allowance for loan losses	7,045	—	—	7,045	(5,368)	—	—	(5,368)
Net interest income after provision for loan losses	411,015	—	—	411,015	312,758	—	—	312,758
Noninterest income	55,919	76,054	(328)	131,645	69,308	74,959	(113)	144,154
Noninterest expense	279,823	60,186	(3,164)	336,845	243,549	59,844	(3,039)	300,354
Income before income tax expense	187,111	15,868	2,836	205,815	138,517	15,115	2,926	156,558
Income tax expense	43,870	4,480	—	48,350	32,728	4,252	—	36,980
Net income	$143,241	$11,388	$2,836	$157,465	$105,789	$10,863	$2,926	$119,578
Banking Segment
•Average interest-earning assets grew $5.2 billion, or 32.2%, to $21.5 billion for the three months ended September 30, 2022 from $16.3 billion for the three months ended September 30, 2021. The increase is primarily due to the acquisition of Century, which closed on November 12, 2021 and added $6.6 billion in interest-earning assets. The increase in average interest-earning assets, combined with an overall increase in our yield on interest-earning assets of 43 basis points, resulted in an increase in interest income. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-bearing liabilities grew $4.4 billion, or 54.5%, to $12.6 billion for the three months ended September 30, 2022 from $8.2 billion for the three months ended September 30, 2021, with average total interest-bearing deposits, our largest category of average interest-bearing liabilities, growing $4.3 billion, or 53.1%, to $12.4 billion for the three months ended September 30, 2022 compared to $8.1 billion for the three months ended September 30, 2021. Average deposits increased due to our acquisition of Century, which added $4.4 billion in interest-bearing deposits. Also contributing to the increase in interest expenses was an increase of 11 basis points in rates paid on deposits. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-earning assets grew $5.9 billion, or 37.2%, to $21.6 billion for the nine months ended September 30, 2022 from $15.7 billion for the nine months ended September 30, 2021. The increase was primarily due to the acquisition of Century, which closed on November 12, 2021 and added $6.6 billion in interest-earning assets. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Average interest-bearing liabilities grew $4.8 billion, or 62.3%, to $12.6 billion for the nine months ended September 30, 2022 from $7.8 billion for the nine months ended September 30, 2021, with average total interest-bearing deposits, our largest category of average interest-bearing liabilities, growing $4.8 billion, or 61.9%, to $12.5 billion for the nine months ended September 30, 2022 compared to $7.7 billion for the nine months ended September 30, 2021. Average deposits increased due to our acquisition of Century, which added $4.4 billion in interest-bearing deposits. Also contributing to the increase in interest expenses was an increase of 7 basis points in rates paid on deposits. For additional discussion, refer to the earlier “Interest and Dividends” section.
•We recorded a provision for loan losses of $6.5 million for the three months ended September 30, 2022, compared to a release of $1.5 million for the three months ended September 30, 2021. We determined a provision to be appropriate due to overall increased loan balances during the three months ended September 30, 2022 in comparison to the second quarter of 2022. Comparatively, in March 2020, in response to the COVID-19 pandemic, we downgraded the risk ratings for all commercial loans we expected to be significantly impacted by the COVID-19 pandemic, including our hotel and restaurant loan portfolios. During the three months ended September 30, 2021 and following continued improved economic and credit conditions, we determined that a release of the provision was necessary. For additional discussion, refer to the earlier “Provision for Loan Losses” section.
•Losses from investments held in rabbi trust accounts were $2.0 million for the three months ended September 30, 2022 which represents a decrease of $1.8 million, or 926.4%, from $0.2 million recorded for the three months ended September 30, 2021. The decrease was primarily a result of an unfavorable mark-to-market adjustment on equity securities held in these accounts during the three months ended September 30, 2022.
•Losses from investments held in rabbi trust accounts were $12.4 million for the nine months ended September 30, 2022 which represents a decrease of $17.7 million, or 330.2%, from income of $5.4 million for the nine months ended September 30, 2021. The decrease was primarily as a result of an unfavorable mark-to-market adjustment on equity securities held in these accounts during the nine months ended September 30, 2022.
•Losses on sales of securities available for sale, net, were $2.5 million during the nine months ended September 30, 2022 which represents a decrease of $3.6 million from the nine months ended September 30, 2021, a period during which we recognized a net gain of $1.2 million. The net loss on sale was due to the decision by management to sell certain AFS securities during the nine months ended September 30, 2022, the majority of which were acquired in connection with our acquisition of Century and were in a net unrealized loss position at the time of sale.
•Partially offsetting the losses from investments held in rabbi trust accounts during the three months ended September 30, 2022 was interest rate swap income which increased $0.7 million primarily as a result of a favorable mark-to-market adjustment during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
•Partially offsetting the losses from investments held in rabbi trust accounts during the three and nine months ended September 30, 2022 and losses on sales of securities available for sale during the nine months ended September 30, 2022 were service charges on deposit accounts which increased $0.8 million and $6.5 million during the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity and increased overdraft fees during the nine months ended September 30, 2022 as a result of greater customer deposit activity.
•Noninterest expense increased $16.3 million, or 20.2%, to $96.7 million during the three months ended September 30, 2022 from $80.5 million during the three months ended September 30, 2021. This increase was driven primarily by a $7.8 million increase in salaries and wages expense, a $1.8 million increase in office occupancy and equipment expenses and a $0.9 million increase in data processing expenses. Refer to the earlier “Noninterest Expense” section for additional discussion of this items.

•Noninterest expense increased $36.3 million, or 14.9%, to $279.8 million during the nine months ended September 30, 2022 from $243.5 million during the nine months ended September 30, 2021. This increase was driven primarily by a $17.7 million increase in salaries and wages expense, a $7.0 million increase in office occupancy and equipment expenses, and a $5.1 million increase in data processing expenses. Partially offsetting these increases was a decrease of $3.3 million in legal expenses associated with the settlement of two putative class action litigation matters related to overdraft and non-sufficient funds fees. The accrual for such expenses was initially recorded during the second quarter of 2021 and final settlement of the legal matters occurred during the first quarter of 2022. Refer to the earlier “Noninterest Expense” section for additional discussion of this items.
Insurance Agency Segment
•Noninterest income related to our insurance agency business increased by $1.2 million, or 5.4%, to $23.7 million during the three months ended September 30, 2022 from $22.5 million during the three months ended September 30, 2021. Similarly, noninterest income related to our insurance agency business increased by $1.1 million, or 1.5%, to $76.1 million during the nine months ended September 30, 2022 from $75.0 million during the nine months ended September 30, 2021. These increases are primarily attributable to increased commission income. Refer to the earlier “Noninterest Income” section for additional discussion of this items.
•Noninterest expense related to our insurance agency business increased by $1.7 million, or 8.5%, to $21.2 million during three months ended September 30, 2022 from $19.5 million during three months ended September 30, 2021. Noninterest expense related to our insurance agency business remained relatively consistent with a slight increase of $0.3 million, or 0.6%, to $60.2 million during the nine months ended September 30, 2022 from $59.8 million during the nine months ended September 30, 2021. The increase in noninterest expense for both the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021 was primarily due to an increase in executive retirement benefit costs.
Management of Market Risk
General. Market risk is the sensitivity of net present value of assets and liabilities and/or income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. Interest rate sensitivity is the most significant market risk to which we are exposed. Interest rate risk is the sensitivity of net present value of assets and liabilities and/or income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of income. Interest rate risk arises directly from our core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities and derivatives, as well as other effects. The primary goal of interest rate risk management is to control this risk within limits approved by the Risk Management Committee of our Board of Directors.
These limits reflect our tolerance for interest rate risk over both short-term and long-term horizons. We attempt to manage interest rate risk by identifying, quantifying, and where appropriate, hedging its exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. Our objective is to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary and within limits that management determines to be prudent, through the use of off-balance sheet hedging instruments including, but not limited to, interest rate swaps, floors and caps.
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then calculate what the net interest income would be for the same period under the assumption that market rates increase or decrease instantaneously by +200, +300, +400, -100 and -200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of market interest rates prevalent at December 31, 2021 precluded the modeling of certain falling rate scenarios. We do not model negative interest rate scenarios.

The tables below set forth, as of September 30, 2022 and December 31, 2021, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of September 30, 2022
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$667,725	(2.5)%
300	671,459	(2.0)%
200	676,242	(1.3)%
Flat	685,079	—%
(100)	669,475	(2.3)%
(200)	639,707	(6.6)%

	As of December 31, 2021
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$663,207	30.2%
300	624,384	22.6%
200	586,319	15.1%
Flat	509,379	—%
(100)	479,489	(5.9)%
(1)Assumes an immediate uniform change in market interest rates at all maturities, except in the down 100 basis point scenario, where rates are floored at zero at all maturities.
As of September 30, 2022, our models, as indicated above, show a decline in our net interest income in both rising and falling rate scenarios. In the rising rate scenarios, interest expense is expected to rise at a faster rate than interest income due, in part, to the extension of asset duration from our interest rate swap portfolio designated as cash flow hedges. In the declining rate scenarios, the reduction of interest income exceeds the reduction in interest expense due primarily to the relatively low level of deposit costs at September 30, 2022. The tables above indicate that at September 30, 2022 and December 31, 2021, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced a 1.3% decrease and a 15.1% increase, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 100 basis points decrease in interest rates, we would have experienced a 2.3% and a 5.9% decrease at September 30, 2022 and December 31, 2021, respectively, in net interest income, on an FTE basis. We also modeled an instantaneous 200 basis point decrease in interest rates at September 30, 2022, the results of which showed we would have experienced a 6.6% decrease in net interest income, on an FTE basis. We did not model an instantaneous 200 basis points decrease in interest rates at December 31, 2021, as indicated above, given the relatively low level of interest rates. Management may use investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates. For additional information related to our interest rate derivative financial instruments, see Note 13, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The table below represents an analysis of our interest rate risk (excluding the effect of our pension plans) as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+200, +300, +400 basis points and -100, -200 basis points) at September 30, 2022 and (+200, +300, +400 basis points and -100 basis points) December 31, 2021. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at December 31, 2021 precluded the modeling of certain falling rate scenarios, including negative interest rates.
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points)		As of September 30, 2022
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$3,909,354	$(621,310)	(13.7)%	20.23%
300	4,033,461	(497,204)	(11.0)%	20.34%
200	4,185,619	(345,046)	(7.6)%	20.53%
Flat	4,530,664	—	—	20.92%
(100)	4,620,091	89,426	2.0%	20.74%
(200)	4,694,030	163,365	3.6%	20.46%

Change in Interest Rates (basis points) (1)		As of December 31, 2021
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$4,573,359	$27,408	0.6%	21.30%
300	4,565,019	19,068	0.4%	20.80%
200	4,589,035	43,084	0.9%	20.39%
Flat	4,545,951	—	—	17.06%
(100)	4,270,433	(275,518)	(6.1)%	17.75%
(1)Assumes an immediate uniform change in market interest rates at all maturities, except in the down 100 basis points scenario, where rates are floored at zero at all maturities.
(2)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
Certain shortcomings are inherent in the interest rate risk measurement methodologies underlying the data presented in the tables in this section. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, the models assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ.
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
We participate in the IntraFi Network, which allows us to provide access to multi-million dollar FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At September 30, 2022 and December 31, 2021, we had a total of $12.2 million and $520.5 million of IntraFi Network one-way sell deposits, respectively. At September 30, 2022, we had repurchased $656.9 million of previously sold reciprocal deposits. At December 31, 2021, no amounts were repurchased of previously sold reciprocal deposits. The additional capacity of $12.2 million and $520.5 million at September 30, 2022 and December 31, 2021, respectively, should be considered a source of liquidity.
Although customer deposits remain our preferred source of funds, maintaining additional back up sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At September 30, 2022, we had $384.2 million in outstanding advances and the ability to borrow up to an additional $1.8 billion. At September 30, 2022, we had a $543.2 million collateralized line of credit from the FRBB with no outstanding balance. We had a total of $790.0 million of discretionary lines of credit at September 30, 2022.
Sources of Liquidity

	As of September 30, 2022		As of December 31, 2021
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi Network deposits	$656,850	$12,160	$—	$520,461
Federal Home Loan Bank (1)	384,215	1,848,035	14,020	1,839,540
Federal Reserve Bank of Boston (2)	—	543,176	—	456,148
Unsecured lines of credit	—	790,000	—	790,000
Total deposits	$1,041,065	$3,193,371	$14,020	$3,606,149
(1)As of September 30, 2022 and December 31, 2021, loans have been pledged to the FHLBB with a carrying value of $3.3 billion and $2.6 billion to secure additional borrowing capacity.
(2)Loans with a carrying value of $1.1 billion and $784.0 million at September 30, 2022 and December 31, 2021, respectively, have been pledged to the FRBB resulting in this additional unused borrowing capacity.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At September 30, 2022 and December 31, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10%; (2) a minimum of Tier 1 risk-based capital ratio of 8%; (3) a minimum of common equity Tier 1 capital ratio of 6.5%; and (4) a minimum of Tier 1 leverage ratio of 5%. Management believes that the Company met all capital adequacy requirements to which it is subject as of September 30, 2022 and December 31, 2021. There have been no conditions or events that management believes would cause a change in the Company’s categorization. The Company has also received a notice of non-objection from the Federal Reserve with respect to a new share repurchase program through August 31, 2023. For more information regarding the Company’s share repurchase programs, see Note 10,

“Shareholders’ Equity – Share Repurchases” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
The Company’s actual capital ratios are presented in the following table:

	As of September 30, 2022	As of December 31, 2021
Capital Ratios:
Average equity to average assets (1)	12.38%	19.17%
Total regulatory capital (to risk-weighted assets)	18.47%	19.77%
Common equity Tier 1 capital (to risk-weighted assets)	17.56%	19.04%
Tier 1 capital (to risk-weighted assets)	17.56%	19.04%
Tier 1 capital (to average assets) leverage	12.18%	13.96%
(1)The ratio presented as of September 30, 2022 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At September 30, 2022, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2021 Form 10-K.
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
At September 30, 2022, we had $5.6 billion of commitments to originate loans, comprised of $3.2 billion of commitments under commercial loans and lines of credit (including $629.4 million of unadvanced portions of construction loans), $2.1 billion of commitments under home equity loans and lines of credit, $198.9 million in standard overdraft coverage commitments, $41.6 million of unfunded commitments related to residential real estate loans and $58.4 million in other consumer loans and lines of credit. In addition, at September 30, 2022, we had $66.5 million in standby letters of credit outstanding. We also had $8.1 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see “Business—Legal and Regulatory Proceedings” in Part I, Item 1 of the 2021 Form 10-K.
As of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceeding as a plaintiff or a defendant the outcome of which we believe would be material to our financial condition or results of operations. For additional information related to the Company’s ongoing legal proceedings see Note 12, “Commitments and Contingencies” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2021 Form 10-K, as updated by Part II, Item 1A “Risk Factors” in our Q1 Form 10-Q and by Part II, Item 1A “Risk Factors” in our Q2 Form 10-Q. Except for the revised risk factor below regarding “an increase in FDIC insurance assessments could significantly increase our expenses,” as of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2021 Form 10-K, as updated by the Q1 Form 10-Q and by the Q2 Form 10-Q. The COVID-19 pandemic has led to general uncertainty and adverse changes in economic conditions and has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our 2021 Form 10-K, updated in the Q1 Form 10-Q and the Q2 Form 10-Q. The risk factors disclosure in our 2021 Form 10-K, our Q1 Form 10-Q, and our Q2 Form 10-Q is therefore qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q.
An increase in FDIC insurance assessments could significantly increase our expenses.
The Dodd-Frank Act eliminated the maximum Deposit Insurance Fund (“DIF”) ratio of 1.5% of estimated deposits, and the FDIC has established a long-term ratio of 2.0%. On September 30, 2021, the Deposit Insurance Fund reserve ratio was 1.27%. In September 2020, the FDIC adopted a restoration plan designed to ensure that the DIF reserve ratio reaches 1.35% by September 2028. In October 2020, the FDIC increased the initial base deposit insurance assessment rate schedules for all FDIC insured depository institutions by 2 basis points, beginning with the quarterly assessment period ending March 31, 2023. The new assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2%, absent further FDIC action. In addition, if our regulators issue downgraded ratings of Eastern Bank in connection with their examinations, the FDIC could impose significant additional fees and assessments on us.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the Company’s repurchases of its common stock during the nine months ended September 30, 2022:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs (1)(2)
January 1, 2022 – January 31, 2022	987,526	$21.02	2,123,404	7,214,496
February 1, 2022 – February 28, 2022	1,109,697	21.08	3,233,101	6,104,799
March 1, 2022 – March 31, 2022	769,398	21.31	4,002,499	5,335,401
April 1, 2022 – April 30, 2022	1,194,185	20.19	5,196,684	4,141,216
May 1, 2022 – May 31, 2022	1,880,381	18.93	7,077,065	2,260,835
June 1, 2022 – June 30, 2022	1,141,903	18.78	8,218,968	1,118,932
July 1, 2022 – July 31, 2022	909,785	19.02	9,128,753	209,147
August 1, 2022 - August 31, 2022	—	—	9,128,753	209,147
September 1, 2022 – September 30, 2022	571,463	20.33	9,700,216	8,537,684
Total	8,564,338	$19.92
(1)On October 28, 2021, the Company announced that its Board of Directors had approved a share repurchase program, subject to receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System (“Non-Objection Notice”). On November 12, 2021, the Company announced it had received the Non-Objection Notice to the share repurchase program, which authorizes the purchase of up to 9,337,900 shares over a 12-month period. The program is limited to $225 million through November 30, 2022. The Company completed the repurchase of the total number of shares authorized through this program during the three months ended September 30, 2022.
(2)On September 7, 2022, the Company announced receipt of a notice of non-objection from the Federal Reserve for a new share repurchase program. The program, which authorizes the purchase of up to 8,900,000 shares over a 12-month period, is limited to $200.0 million through August 31, 2023.
See Note 10, “Shareholders’ Equity,” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional information.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2022 and 2021, (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+
*Filed herewith
+    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

Date: November 4, 2022	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: November 4, 2022	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer
(Principal Financial Officer)