Form 10-K
period 2022-12-31
Eastern Bankshares, Inc.
filed 2023-02-24
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Securities Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2022 of $18.46, as reported by the Nasdaq Global Select Market, was $2,866,515,947.
176,172,073 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 23, 2023.

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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors:
•the ongoing negative impacts and disruptions of the novel coronavirus (“COVID-19”) pandemic on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations;
•general business and economic conditions on a national basis and in the local markets in which the Company operates;
•changes in customer behavior;
•changes in regional, national or international macroeconomic conditions, including especially changes in inflation, recessionary pressures or interest rates in the United States;
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

PART I
ITEM 1. BUSINESS
General Corporate Overview
Eastern Bankshares, Inc., a Massachusetts corporation, which we sometimes refer to as the “Company,” is a bank holding company headquartered in Boston, Massachusetts that was incorporated under Massachusetts law in 2020. We are the sole shareholder of Eastern Bank, which we sometimes refer to as the “Bank,” a Massachusetts-chartered bank founded in 1818. Through the Bank and its wholly owned subsidiary, Eastern Insurance Group LLC (“Eastern Insurance Group”), we provide a variety of banking, trust and investment, and insurance services. We have two reportable business segments: banking and insurance agency. As of December 31, 2022, we had total consolidated assets of $22.6 billion, total gross loans of $13.6 billion, total deposits of $19.0 billion and total shareholders’ equity of $2.5 billion. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Consumer Financial Protection Bureau.
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
1.Broadway Securities Corporation, a wholly owned subsidiary engaged in buying, selling, dealing in and holding securities and in holding industrial revenue bonds (“IRBs”);
2.Market Street Securities Corporation, a wholly owned subsidiary engaged in buying, selling, dealing in and holding securities;
3.Real/Property Services, Inc., a wholly owned subsidiary that provides real estate services to Eastern Bank;
4.Millennium Corporation, a wholly owned subsidiary engaged in holding IRBs; and
5.Shared Value Investments LLC, a wholly owned subsidiary that invests in low income housing and other tax credit investments.
Market Area and Competition
Our primary market consists of the greater Boston area, specifically eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island.
The statistical area used for government data gathering purposes that aligns most closely with our lending area is known as the Boston–Worcester–Providence combined statistical area, or CSA. In addition to greater Boston, this area includes the metropolitan areas of Manchester, New Hampshire; Worcester, Massachusetts; and Providence, Rhode Island. It also includes the Cape Cod region of Massachusetts. With an estimated population of 8.4 million, the Boston–Worcester–Providence CSA is the sixth largest CSA in the United States based upon 2021 population data.
We believe the Boston–Worcester–Providence CSA provides a well-diversified and resilient economic base. There are approximately 3.3 million households in the Boston–Worcester–Providence CSA with an average of 2.5 persons per household. Median household income in 2021 for the Boston–Worcester–Providence CSA was approximately $91,000 compared to $70,000 for the United States as a whole. The estimated median age of the population in the Boston–Worcester–Providence CSA is 40.2 years, compared to 38.8 years for the United States as a whole. For the eleven counties in eastern Massachusetts and southern New Hampshire in which our branches are located and from which we gather most of our deposits, the average unemployment rate as of December 2022 was 3.0%, as compared to 3.3% for the United States as a whole. For the statistical area consisting of Boston and Cambridge, Massachusetts, and Nashua, New Hampshire, which is a subset of the Boston–Worcester–Providence CSA, the unemployment rate as of November 2022, the most recent date for which data was available, was 2.7%, according to the U.S. Bureau of Labor Statistics.

Home to over 100 colleges and universities, including nationally and internationally recognized institutions such as Boston College, Boston University, Brown University, Harvard University, Massachusetts Institute of Technology, Northeastern University, Wellesley College and Worcester Polytechnic Institute, the Boston–Worcester–Providence CSA includes many employers in what often is referred to as the “knowledge-based economy” that relies on highly-educated employees, professionals and entrepreneurs. Approximately 45.3% of the population in the Boston–Worcester–Providence CSA age 25 or older has at least a bachelor’s degree, compared to 35.0% for the United States as a whole as of December 31, 2022. Major employment sectors range from education, services, manufacturing and wholesale and retail trade, to finance, technology and health care. Seven of the ten largest employers in the Boston metropolitan statistical area (“MSA”) are hospitals. Professional, scientific, and technical services, which covers a variety of industries including computer systems design, scientific research and development, management consulting, architecture and law, comprise the second largest share of the Boston MSA employers.
The financial services industry in general and in our market in particular is highly competitive. We face significant competition in gathering deposits and originating loans. Our most direct competition for deposits has historically come from banking institutions operating in our primary market area. Based on data from the FDIC as of June 30, 2022 (the latest date for which information is available), we had a weighted average deposit market share of 5.4% for the seven separate banking markets tracked by the Federal Reserve Board in which we have at least one branch. In the Boston market, which accounted for 94.9% of our deposits as of June 30, 2022, our market share was 3.5%, representing the fifth largest deposit share in that market. We also face competition for deposits from other financial services companies such as securities brokerage firms, credit unions, insurance companies and money market funds.
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
There is similarly intense competition in commercial banking, particularly for quality loan originations, from traditional banking institutions such as large regional banks, as well as commercial finance companies, leasing companies, insurance companies and other non-bank lenders, and institutional investors including collateralized loan obligation managers. Some larger competitors, including some of the largest banks in the United States, have a significant and, in many cases, growing presence in our market area, may offer a broader array of products and, due to their asset size, may sometimes be in a position to hold more exposure on their own balance sheets. We compete on a number of factors including, among others, customer service, quality of execution, range of products offered, price and reputation. We expect competition to continue to increase, especially as a result of regulatory and technological changes, the continuing trend of consolidation in the financial services industry, and the Federal Open Market Committee’s (the “FOMC’s”) monetary policy, including increases to the federal funds rate, which have recently lead to increased competition for customer deposits. Increased competition for deposits and the origination of loans could limit our growth in the future.
Recent Acquisitions
Bank Acquisitions
During the past two decades, we have been able to expand our banking business through a combination of internal or “organic” growth complemented by opportunistic strategic transactions. Since 1997, we have completed eight mergers or acquisitions of banking businesses. Most recently, on November 12, 2021, we acquired Century Bancorp, Inc. (“Century”), which operated 29 banking offices in 21 cities and towns in Massachusetts and southern New Hampshire, as of September 30, 2021, for $641.9 million in cash. Century had total assets of approximately $6.8 billion at the time of our acquisition, at fair value and excluding goodwill and intangible assets.
Eastern Insurance Group Acquisitions
In 2002, we acquired Allied American Insurance Agency, Inc. from the Arbella Insurance Group, which became Eastern Insurance Group. From 2004 through 2022, we expanded Eastern Insurance Group by acquiring 37 independent insurance agencies, the purchase prices for which ranged from less than $1.0 million to $17.1 million with an average purchase price of $3.8 million. In 2022, we acquired two independent insurance agencies, the purchase prices for which were $5.2 million and $8.2 million, respectively.
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
Develop new customer relationships and deepen existing relationships. We seek to expand our market share in existing and contiguous markets across our businesses by leveraging our distinctive brand and delivering a diverse suite of tailored, high-quality solutions through a consultative, relationship-based approach reinforced by superior customer service. We believe this will result in disciplined growth of low-cost deposits, loans with attractive risk-adjusted returns and a steady stream of fee income. Our relationship-based approach has enabled us to achieve disciplined organic growth over time, and we expect this trend to continue. We believe our support of our small business and non-profit customers in obtaining funding under the Paycheck Protection Program, also known as “PPP,” demonstrated both our commitment and capacity to meet our customers’ needs, even in the most challenging circumstance. The PPP was created by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and was first launched in April 2020. We disbursed a total of $1.7 billion of loans to approximately 15,500 borrowers under the PPP of the CARES Act. The vast majority of our PPP borrowers were existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of Eastern Wealth Management and Eastern Insurance Group. Please refer to the subsection of this Annual Report on Form 10-K titled “Business—Lending Activities—Small Business Loans” for a summary description of PPP lending as relevant to Eastern Bank.
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
Manage risk to navigate a range of economic environments. We believe that our conservative credit culture, strong capital and sources of liquidity, and our deep client relationships are key to our long-term financial success. We believe that stable long-term growth and profitability are the result of building strong customer relationships one at a time while maintaining rigorous credit discipline. We supplement our conservative risk culture with a rigorous and continuous enterprise risk management program. Recession expectations in 2022 for future periods, supported by high inflation, rising interest rates, lingering supply chain difficulties, and softer labor market dynamics, has resulted and is continuing to result in material uncertainty in the near- and medium-term future. We believe we are enduring this period of stress from a position of strength, which allows us to maintain a strong balance sheet while still supporting our customers and communities in need.
Lending Activities
Lending Activities
We use funds obtained from deposits, including brokered certificates of deposit, as well as funds obtained from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) advances and Federal funds, primarily to originate loans and to invest in securities. We believe the portfolio is well diversified with approximately 860 commercial relationships at December 31, 2022. Our lending area mainly consists of the greater Boston area, specifically eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island. In connection with our acquisition of Century, we acquired loans which are outside of our traditional lending area. Such loans will run-off over time as we are not actively pursuing lending activities in such areas. As of December 31, 2022, the remaining recorded investment balance of loans acquired in connection with our Century acquisition and which were outside of our traditional lending area was $411.6 million.
During the year ended December 31, 2022, we purchased mortgage loans, specifically one- to four-family residential real estate loans, a portion of which are outside of our traditional lending area. Loans purchased were subject to the same underwriting criteria as those loans originated directly by us. During the year ended December 31, 2022, we purchased $380.2 million of residential real estate loans, of which $175.1 million were outside of our traditional lending area.
Our lending focuses on the following categories of loans:
Commercial and Industrial Loans. We offer a broad range of products, including lines of credit and term loans. We primarily target companies and institutions with annual revenues of $10 million to $500 million and strive to serve as the lead bank for customers with multi-product, long-term, profitable relationships with an emphasis on building long-term relationships. In addition, we participate in the syndicated loan market, club lending transactions and the Shared National Credit Program (“SNC Program”), which is comprised of loans and commitments to extend credit aggregating more than $100 million or more at origination and shared by three or more unaffiliated supervised institutions.
Loans in this category consist of lines of credit and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of December 31, 2022, we had total commercial and industrial loans of $3.2 billion, representing 23.2% of our total loans.
The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. For commercial and industrial loans, our primary focus is middle-market companies located in the markets we serve. Loans are extended on both a secured and unsecured basis, according to the credit profile of the customer, at both fixed interest rates and variable interest rates at varying spreads over the London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), and Prime rate. See “Risk Factors—Changes to and replacement of LIBOR may adversely affect our business, financial condition, and results of operations” in Part I, Item 1A of this Annual Report on Form 10-K for more information about the potential impact to our business. The average tenor of our commercial and industrial portfolio varies according to market conditions but at December 31, 2022 it was 5.7 years.
In managing the commercial and industrial loan portfolio, we focus on the size of the customer’s lending relationship, which we view as the aggregate amount of all loans and loan commitments outstanding to a commercial borrower and any related borrowers or guarantors. The average commercial and industrial lending relationship by balance at December 31, 2022 was $2.3 million. At December 31, 2022, our ten largest commercial and industrial lending relationships, including relationships with combined commercial and industrial and owner-occupied commercial real estate exposure (e.g., combination of outstanding principal balance and undrawn commitment amount), had an average exposure of $68.9 million and ranged in exposure size from $62.2 million to $80.4 million.
Approximately 66.6% of our commercial and industrial loan exposure at December 31, 2022 was to customers headquartered within our primary lending market, which consists of eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island, although we participate in the syndicated loan market and the SNC Program. Our regulators and Eastern Bank consider a SNC to be any loan or loan commitment for which the commitment amount is equal to or greater than $100 million, in aggregate; and which is shared by three or more federally supervised unaffiliated institutions under a formal lending agreement; or a portion of which is sold to two or more federally supervised unaffiliated institutions, with the purchasing institutions assuming their pro rata share of the credit risk. As of December 31, 2022, our commercial and industrial SNC Program portfolio totaled $685.8 million, or 21.9%, of our commercial and industrial portfolio, and 37.3% of our commercial and industrial SNC Program portfolio were loans to borrowers headquartered in our primary lending market.
Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”), IRBs, and a portion of our PPP loans. IRBs are municipal bonds issued to finance major capital projects and the majority of our IRB portfolio is in educational and other non-profit sectors. As of December 31, 2022, our ABL, commercial and industrial IRB, and commercial and industrial PPP portfolios totaled $208.8 million, $1.0 billion, and $3.6 million, respectively.
Commercial Real Estate Loans. Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel and other type properties.
As of December 31, 2022, we had total commercial real estate loans of $5.2 billion, representing 38.0% of our total loans. As of December 31, 2022, owner occupied loans totaled $917.2 million, representing 17.8%, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or proceeds from the sale of the real estate.
Our commercial real estate loan portfolio includes IRB loans of $608.0 million, or 11.8% of our commercial real estate portfolio, as of December 31, 2022.
The average outstanding loan balance in our commercial real estate portfolio was approximately $3.5 million as of December 31, 2022, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2022, our ten largest commercial real estate loans had an average exposure of $33.7 million, ranging from $27.0 million to $38.5 million.
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
We originate a variety of fixed- and adjustable-rate commercial real estate loans with terms and amortization periods generally up to 30 years, which may include balloon loans. Interest rates and payments on most of our adjustable-rate loans are set based upon the 30-day LIBOR or SOFR index plus a margin. See “Risk Factors—Changes to and replacement of LIBOR may adversely affect our business, financial condition, and results of operations” in Part I, Item 1A of this Annual Report on Form 10-K for more information about the potential impact to our business.
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
As of December 31, 2022, we had total commercial construction loans of $336.3 million, representing 2.5% of our total loans. The majority of the loans in this category, measured by the outstanding loan balance as of December 31, 2022, are secured by properties located in our primary lending area. At December 31, 2022, our ten largest construction loans had an average exposure of $27.4 million, ranging from $24.0 million to $34.0 million.
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
Land development loans and IRB loans within the construction portfolio totaled $24.3 million and $36.9 million as of December 31, 2022, respectively.
Small Business Loans. This category, which we refer to as “business banking,” is comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans.
As of December 31, 2022, we had total business banking loans of $1.1 billion, representing 8.0% of our total loans. In this category, commercial and industrial loans and commercial real estate loans totaled $208.4 million and $882.1 million, respectively, as of December 31, 2022. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans.
A portion of our small business loans are guaranteed by the U.S. Small Business Administration (“SBA”), through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a United States Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. Eastern Bank is a preferred lender under the SBA’s Preferred Lender Program, which allows expedited underwriting and approval of SBA 7(a) Loans. For 2009-2022, Eastern Bank was distinguished as the highest producer of SBA 7(a) loans, in terms of loan volume, in Massachusetts. As of December 31, 2022, our SBA portfolio held approximately 1,800 loans with $119.6 million outstanding.
Our PPP loans are included in our commercial and industrial loans portfolio, as previously indicated, and in our business banking portfolio. As of December 31, 2022, the amount of PPP loans included in our business banking portfolio was $6.2 million.
One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential real estate loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.
As of December 31, 2022, we had total residential loans of $2.5 billion, representing 18.1% of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit score and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans.
Our one-to four-family residential real estate loans generally do not have prepayment penalties. We generally do not offer loans with negative amortization and do not offer interest-only one- to four-family residential real estate loans, although we may provide for interest-only payments with respect to loan modifications.
Through a team of approximately 15 licensed mortgage loan officers, we originate residential loans either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs, although we generally retain non-conforming residential loans in our portfolio. Since 2016, we have outsourced to an independent party the processing, underwriting (using our criteria) and closing of residential loans originated by our mortgage loan officers. During the year ended December 31, 2022, residential real estate mortgage originations were $524.6 million, of which $60.3 million were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.
At December 31, 2022, our ten largest one- to four-family residential real estate loans had an average balance of $2.4 million, ranging from $2.2 million to $2.7 million.
As previously indicated, we began purchasing mortgage loans, specifically one- to four-family residential mortgages, during the year ended December 31, 2022. Loans purchased were subject to the same underwriting criteria as those loans originated directly by us.
Home Equity Loans and Lines of Credit. Loans in this category consist of home equity lines of credit and home equity loans. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan. We maintain policy standards for minimum credit score and cash reserves and maximum loan-to-value ratios consistent with a “prime” portfolio. For home equity loans and lines of credit originated in 2022, the average Fair Isaac Corporation (“FICO”) score was 771.
As of December 31, 2022, we had total consumer home equity loans of $1.2 billion, representing 8.8% of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
Other Consumer Loans. Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile loans, home improvement loans, airplane loans and other personal loans.
As of December 31, 2022, we had total other consumer loans of $194.1 million, representing 1.4% of our total loans. Our policy and underwriting considerations in this category include, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
Loan Sales and Purchases
We generally originate commercial loans for our portfolio, although we sell participation interests in commercial and industrial loans and commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits.

We began purchasing mortgage loans, specifically one- to four-family residential mortgages, during the year ended December 31, 2022. Loans purchased were subject to the same underwriting criteria as those loans originated directly by us. During the year ended December 31, 2022, we purchased $380.2 million of residential real estate loans. We purchase loan participations from other financial institutions and during the year ended December 31, 2022, we purchased $650.5 million of loan participations. As of December 31, 2022, we held loan participation interests, including SNCs, totaling $1.5 billion in loans originated by other lenders, consisting of $1.0 billion of commercial and industrial loan participations, $422.0 million of commercial real estate loan participations, $96.1 million of commercial construction loan participations, and less than $0.1 million of business banking loan participations.
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
Loans-to-One Borrower Limit and Loan Category Concentration
The maximum amount that we may lend to one borrower and its related entities generally is limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital shares, surplus account and undivided profits. At December 31, 2022, our regulatory limit on loans-to-one borrower was $494.4 million.
As of December 31, 2022, our internal limits on loans-to-one borrower (and related entities), all of which are subject to industry-specific sub-limits, were:
•$50.0 million for commercial real estate loans;
•$125.0 million for commercial real estate relationships;
•$50.0 million for commercial and industrial relationships, including loans to non-profit entities;
•$75.0 million for loans to education entities with a risk rating between 1 and 7;
•$50.0 million for loans to education entities with a risk rating of 8 and above;
•$75.0 million for loans to healthcare entities with a risk rating between 1 and 4; and
• $50.0 million for loans the healthcare entities with a risk rating of 5 and above;
Aggregate exposure limits can be increased up to 10% on an exception basis with the approval of the Credit Committee, including the approval of the Chief Credit Officer and the Chief Commercial Banking Officer.
Investment Activities
Our securities portfolio consists primarily of government-sponsored residential mortgage-backed securities (which includes collateralized mortgage obligations), government-sponsored commercial mortgage-backed securities (which includes collateralized mortgage obligations), U.S. Agency bonds, U.S. Treasury securities, state and municipal bonds and obligations, and other debt securities. We view our securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Risk Management Committee of the Board of Directors is responsible for approving and overseeing our investment policy, which it reviews at least annually. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and market risk considerations. At December 31, 2022, our securities totaled $7.2 billion, and generated interest and dividends of 20.8% of total interest income for the year ended December 31, 2022. On at least a quarterly basis, we assess our securities portfolio for expected credit losses in accordance with the current expected credit losses (“CECL”) methodology, with separate approaches depending on whether a security is classified as available for sale or held to maturity.

Sources of Funds
Deposits and other interest-bearing liabilities. At December 31, 2022, total deposits were $19.0 billion. Deposits originating through our branch banking network have traditionally been the principal source of our funds for use in lending and for other general business purposes. We offer a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in our market area. We believe we have been able to attract and maintain satisfactory levels of deposits based on the level of service we provide to our customers, the convenience of our banking locations, our electronic banking options, and our interest rates, all of which are generally competitive with those of competing financial institutions.
We also participate in the IntraFi Network, which allows us to provide access to multi-million dollar FDIC deposit insurance protection on deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on funding needs. As of December 31, 2022, we had repurchased $665.0 million reciprocal deposits from other IntraFi Network banks and had no additional capacity. In addition, we may purchase brokered deposits as an additional source of funds. During the year ended December 31, 2022 we purchased brokered certificates of deposit which amounted to $928.6 million as of December 31, 2022.
Borrowings. At December 31, 2022, total borrowings were $740.8 million. Borrowings consist of both short-term and long-term borrowings and primarily consist of FHLB advances. Borrowings provide us with one source of funding. Maintaining available borrowing capacity with the FHLB provides us with a contingent source of liquidity.
Eastern Bank is a member of the FHLB of Boston. The primary reason for our FHLBB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLBB, we are required to purchase shares in the FHLBB. Accordingly, we had invested $41.4 million in shares of the FHLBB and had $704.1 million outstanding in FHLBB borrowings with original maturities ranging from 1 week to 20 years at December 31, 2022. In addition, we had $2.0 billion of borrowing capacity remaining with the FHLBB at December 31, 2022.
See Note 11, “Borrowed Funds” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K for more information regarding borrowings.
Eastern Wealth Management
Through Eastern Bank’s wealth management division, we offer a range of trust services, including managing customer investments, serving as custodian for customer assets, and providing other fiduciary services including serving as trustee and personal representative of estates. Our clients include individuals, trusts, businesses, employer-sponsored retirement plans and charitable organizations. Services offered include financial planning and portfolio management. At December 31, 2022, Eastern Bank held $2.9 billion of assets in a fiduciary, custodial or agency capacity for customers. These assets are not assets of Eastern Bank and therefore are not included in the Consolidated Balance Sheets included in this Annual Report on Form 10-K. Eastern Wealth Management had 49 full-time equivalent employees as of December 31, 2022 and revenue of $23.6 million or approximately 13.4% of noninterest income during the year ended December 31, 2022.
Eastern Insurance Group LLC
Eastern Insurance Group, a wholly owned subsidiary of Eastern Bank, acts as an independent agent in offering personal, business and employee benefits insurance products to individual and commercial clients. Personal insurance products include life, accident and health, automobile, and property and liability insurance including fire, condominium, home and tenants, among others. Commercial insurance products include group life and health, commercial property and liability, surety, and workers compensation insurance, among others. Eastern Insurance Group also offers a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and executive services. As an agency business, Eastern Insurance Group does not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services, which totaled $99.2 million or 56.3% of our total noninterest income during the year ended December 31, 2022, is the most significant portion of our noninterest income. Eastern Insurance Group represents many leading insurance companies.
Eastern Insurance Group operates through 21 non-branch offices in eastern Massachusetts, one office in Keene, New Hampshire, and one office in Providence, Rhode Island. As measured by revenue, Eastern Insurance Group is the third largest insurance agency in Massachusetts and the thirty-ninth largest property and casualty insurance agency in the United States. Eastern Insurance Group had 399 full-time equivalent employees as of December 31, 2022 and revenue of $98.8 million, or approximately 13.3% of our total revenues during the year ended December 31, 2022.

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
As a bank holding company, Eastern Bankshares, Inc. is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and subject to the enforcement authority of the Federal Reserve Board. Eastern Bankshares, Inc. is also subject to examination by the Massachusetts Commissioner of Banks. In addition, Eastern Bankshares, Inc. is subject to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) under the federal securities laws.
Any change in applicable laws or regulations could have a material adverse impact on the operations and financial performance of Eastern Bankshares, Inc. and Eastern Bank. In addition, Eastern Bankshares, Inc. and Eastern Bank are affected by the monetary and fiscal policies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the financial markets, it is impossible for management to accurately predict future changes in monetary policy or the effect such changes may have on the business or financial condition of Eastern Bankshares, Inc. and Eastern Bank.
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
Liquidation Account Effect on Dividends. As a result of the conversion of Eastern Bank Corporation, the predecessor holding company of Eastern Bank, from a mutual into a stock holding company in connection with our IPO (the “Conversion”), Eastern Bankshares, Inc. may not declare or pay a cash dividend on, or repurchase any of its capital shares if the effect thereof would cause its net worth to be reduced below (i) the amount required for the liquidation account established by Eastern Bankshares, Inc. in connection with the IPO (“Liquidation Account”) or (ii) the regulatory capital requirements of Eastern Bankshares, Inc. (to the extent applicable).
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

On November 12, 2021, we received a notice of non-objection from the Federal Reserve Board to our first proposed share repurchase program. Our authorization to repurchase shares under this program, which was approved by our Board of Directors, was limited to 9,337,900 shares, which represented 5% of our then-outstanding shares of common stock, over a 12-month period. The program was further limited to $225.0 million through November 30, 2022. We completed the repurchase of the total number of shares authorized through this program during the year ended December 31, 2022.
On September 7, 2022, we announced receipt of a notice of non-objection from the Federal Reserve Board for a new share repurchase program. The program, which authorizes the purchase of up to 8,900,000 shares, or 5.0% of our then-outstanding shares of common stock over a 12-month period, is limited to $200.0 million through August 31, 2023.
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
Federal Bank Regulation
Capital Requirements. Federal regulations require FDIC-insured depository institutions, such as Eastern Bank, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to average assets leverage ratio of 4.0%. The Federal Reserve has substantially identical requirements for the holding company. For further discussion of these requirements, see Note 16, "Minimum Capital Requirements" within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred shares and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred shares and long-term perpetual preferred shares, mandatory convertible securities, intermediate preferred shares and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. As permitted by applicable capital regulations, we have opted out of the requirement to include Accumulated Other Comprehensive Income (“AOCI”) in our regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and certain United States government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of up to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” in an amount of 2.5% or greater, on top of the minimum risk-based capital ratios. For banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments, the capital conservation buffer effectively increases the minimum common equity Tier 1 capital ratio to 7.0%, the minimum Tier 1 capital ratio to 8.5%, and the minimum total capital ratio to 10.5%. At December 31, 2022, Eastern Bank exceeded the regulatory requirement for the capital conservation buffer.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 ratio of 4.5% or greater and a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2022, Eastern Bank was a “well capitalized” institution under FDIC regulations.
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
Massachusetts has its own statutory counterpart to the CRA which is also applicable to Eastern Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Eastern Bank’s most recent 2022 CRA performance rating under Massachusetts law was “Outstanding.”
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
Compensation Practices. Our compensation practices are subject to oversight by the Federal Reserve Board and the FDIC. The federal banking regulators have provided guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: (i) the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) the arrangements should be compatible with effective controls and risk management; and (iii) the arrangements should be supported by strong corporate governance. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and financial weakness. The federal banking agencies have yet to adopt regulations implementing the executive compensation provisions of the Dodd Frank Act. In August 2022, the SEC adopted new rules requiring public companies to disclose in future proxy statements the relationship between executive pay and company financial performance. Among other items, the new rules require: (1) tabular disclosure of compensation actually paid to certain executive officers, along with certain company and peer performance metrics; (2) a graphical or narrative explanation of the relationship between compensation paid and applicable performance measures; and (3) a tabular list of financial performance measures applied to executive compensation for the most recent fiscal year.
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
Federal Reserve System
Historically, the Federal Reserve Board regulations required depository institutions to maintain interest-earning reserves against their transaction accounts. However, in March of 2020, the Federal Reserve Board eliminated reserve requirements and therefore there was no minimum reserve requirement as of December 31, 2022. The Federal Reserve Board has stated that it has no plans to re-impose reserve requirements. However, they may adjust reserve requirement ratios in the future if conditions warrant. The annual interest rate on reserve balances was 4.40% as of December 31, 2022.
Federal Home Loan Bank System
Eastern Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital shares in the FHLB bank of which they are a member. Eastern Bank acquired capital shares in the FHLBB and was in compliance with this requirement at December 31, 2022. Based on redemption provisions of the FHLBB, the shares have no quoted market value and are carried at cost. Eastern Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLBB shares. As of December 31, 2022, no impairment had been recognized.
At its discretion, the FHLBB may declare dividends on the shares. The FHLBs are required to contribute a percentage of their net earnings towards funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and result in the FHLBs imposing a higher rate of interest on advances to their members. Dividend income from the FHLB during the year ended December 31, 2022 was $0.3 million. There can be no assurance that such dividends will continue in the future.

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
In December 2021, the SEC proposed rules related to corporate share repurchase programs, which include extensive disclosure requirements for public companies that engage in share repurchasing. Our future share repurchase programs will likely be subject to these or other share repurchase disclosure requirements. The proposed rules would require an issuer to provide a new Form SR disclosing the amount of purchased shares, share price, and other information on the first business day following the execution date. The proposed amendments also would enhance existing periodic disclosure requirements requiring an issuer to disclose: the objective or rationale for the share repurchases and the process or criteria used to determine the repurchase amounts; any policies and procedures relating to purchases and sales of the issuer’s securities by its officers and directors during a repurchase program, including any restriction on such transactions; and whether the issuer is making its repurchases pursuant to a plan that it intends to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) and/or the conditions of the Exchange Act Rule 10b-18 non-exclusive safe harbor.
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
Change in Control Regulations
Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company such as Eastern Bankshares, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of us or to vote 25% or more of any class of voting securities of ours. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with Eastern Bankshares, Inc., the issuer has registered securities under Section 12 of the Exchange Act.

Substantially similar requirements are imposed under Massachusetts law with respect to the acquisition of control, directly or indirectly, of Eastern Bank.
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
Legal and Regulatory Proceedings
We operate in a legal and regulatory environment that exposes us to potentially significant risks. In addition to the matters described below, in the normal course of business, we are named, from time to time, as a defendant in various legal actions, including class actions and other individual litigation matters, arising in connection with our activities as a banking institution, including with respect to allegations of unfair or deceptive business practices and our role in administering trusts for which we are a trustee alone or with others. We also face legal exposure associated with employment actions, which at times can result in matters against Eastern Bank before the Massachusetts Commission Against Discrimination or the U.S. Equal Employment Opportunity Commission. Actual or threatened legal actions against us include claims for substantial amounts of compensatory damages, claims for intermediate amounts of compensatory damages and claims for punitive damages. Compliance with all applicable laws and regulations involves a significant investment in time and resources. Any new laws or regulations applicable to our business, any changes to existing laws or regulations, or any changes to the interpretations or enforcement of those laws or regulations, may affect our operations and/or financial condition. For additional information, see Note 18, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
The activities of Eastern Bank, including with respect to disclosures about and implementation of numerous consumer products, are subject to various laws and numerous regulations, including those related to unfair or deceptive acts or practices. If Eastern Bank is found to have violated one or more consumer protection laws, it may be required to pay restitution to certain affected customers in connection with certain of these practices. In addition, Eastern Bank may face formal administrative enforcement actions from its federal and other governmental supervisory agencies, including the assessment of civil monetary penalties and restitution, relating to consumer products, and could also face potential civil litigation. For further information regarding risks related to regulatory actions and litigation, please refer to “Risk Factors—Risks Related to Our Business—Operational risks are inherent in our businesses,” “Risk Factors—Risks Related to Regulations” in Part I, Item 1A of this Annual Report on Form 10-K.
Human Capital Management

Diversity, Equity & Inclusion (DE&I)
The Company, which employed 2,146 employees as of December 31, 2022, including 1,950 full-time employees, is deeply committed to having a diverse workforce reflective of the communities we serve, where all feel included and supported. We seek to build and sustain diversity, equity and inclusion (“DEI”) as a critical aspect of our work and workplace environment, which we believe makes us a better employer, provider of services to our customers, member of our communities and investment for our shareholders.
The Company has long been committed to and recognized as a leader in DEI, as evidenced by:
•Our diverse Board of Directors. DEI starts with our diverse Board of Directors, which has long been led by professionals of color, including Lead Director Deborah Jackson. Overall, 45% of our Board of Directors is comprised of women and people of color.
•Our DEI Governance. Each committee of the Board, including the Compensation and Human Capital Management, Nominating and Governance, Audit and Risk Management Committees, has oversight of aspects of the Company’s DEI strategic priorities. We also have a DEI Executive Committee led by the CEO, as well as a DEI Steering Committee comprised of executives, leaders of our employee resource groups and outside professionals.
•Our diverse leadership team. Our Management Committee, which runs the Company, is comprised of 14 executives, about 43% of whom are women or people of color, including our President, Quincy Miller, and Sujata Yadav, Executive Vice President and Chief Marketing Officer and the first woman of color to serve on this leadership team.
•Our history. Our first customer was a woman, and for over 200 years women have played a key role in our Company’s success. Women comprise 66% of our total workforce.
•Our record of being and recognition as a DEI leader. In 2022, we were recognized as a “Best Place to Work” for LGBTQ+ equality by the Human Rights Campaign for the ninth consecutive year. We were the first company in the country to sign the Gay and Lesbian Alliance Against Defamation’s amicus brief that asked the U.S. Supreme Court to strike down the Defense of Marriage Act. We offer comprehensive transgender-inclusive healthcare coverage, including coverage for treatments and services related to sex affirmation or reassignment. We also are a founding member of the Massachusetts LGBT Chamber of Commerce and the LGBT Business Network, working to promote opportunities for LGBT-owned businesses, corporations and professionals.
•Our 11 employee resource groups (“ERGs”). Each group has an executive sponsor and serves as a source of support and inclusion for colleagues. The groups also provide guidance to leadership, with ERG leaders serving on our DEI Steering Committee. ERG highlights in 2022 include:
◦Our disAbility Advocacy Alliance facilitated a discussion with education law experts to help colleagues advocate for educational support and service for family members with special education needs;
◦Our Latinos In Action group led a number of colleague development sessions, including roundtables that celebrated diversity, inclusion and intersectionality;
◦Our Parents Network organized a live session led by experts on mental health to address the challenges of parenting children whose mental health has been affected by the pandemic;
◦As part of our Black History Month celebration, our Black Professional Alliance group held a panel discussion with leaders from King Boston, the Black Economic Council of MA and the New Commonwealth Racial Equity and Social Justice Fund, moderated by President Quincy Miller, to discuss Martin Luther King Jr.’s roots in Boston and the groundbreaking work these organizations perform;
◦Our Young Professionals Group, in collaboration with Latinos in Action, sponsored a peer mentoring program.
•The ERGs reflect the diversity of our workforce and the communities we serve, and include:
◦Asian American Professional Collective;
◦Black Professional Alliance;
◦Latinos in Action;
◦disAbility Advocacy Alliance;
◦Equality Under the Blue (LGBTQ+);
◦Sustainability Network (environment);
◦Heart of Eastern (volunteerism);

◦Parenting Networking Group;
◦Military Veterans and Families Network;
◦Women’s Interest Network; and
◦Young Professionals Network.
We are proud of our longstanding commitment to DEI. Yet, we also recognize that we have more work to do to improve DEI, including at senior leadership levels. In 2022, we continued to implement our “Road to Equity” action plan that was launched in 2021, which reflects efforts to increase DEI across the Company, including talent acquisition, retention and development, supplier diversity, products and services, and philanthropic support from the Eastern Bank Foundation. In 2022, our senior management set key objectives to help drive an enhanced focus on DEI, including measuring and reporting progress on quantitative DEI goals related to human capital management, supplier diversity and philanthropic spend in underserved communities. We also continued to invest in programs and trainings to further support the Road to Equity. Eastern Insurance Group launched a Career Development Rotational Program providing diverse talent opportunities in the insurance sector. Our Commercial Credit Training Program enhanced its focus on serving as an on-ramp into Commercial Lending and Credit for women and people of color, who are underrepresented in these divisions at our Company. Supplier diversity goals were tracked across all divisions in our Company while we formed a team to focus on business products and services related to historically underserved business owners.
Management partners with external organizations to develop diverse candidate pipelines, regularly reports on diverse hiring to the Board of Directors and the Compensation and Human Capital Management Committee, and has a talent acquisition team comprised of diverse colleagues. In 2022, despite a competitive labor market, we achieved record racial diversity hiring, with 47% of new hires racially diverse. Also in 2022, 60% of new hires were women. Our hiring at the Vice President and above level continues to be a focus area. In 2022, 25% of our hires at those senior levels were diverse, and 40% were women.
We provide DEI training across all divisions with the assistance and leadership of experienced external DEI professionals. This has included mandatory training on our DEI strategy for all employees; a live facilitated discussion called Understanding Racism offered to all employees; and a pilot focused on understanding and preventing microaggressions.
Demographics
The tables below depict our demographics as of December 31, 2022 for our Board of Directors, our Management Committee (which consists of our most senior executive leaders), our total workforce, and new hires in 2022:
2022 Board of Directors

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	3	8	—	11	1	1	1	—	—	8	11
Percentage	27.3%	72.7%	—%	100.0%	9.1%	9.1%	9.1%	—%	—%	72.7%	100.0%
2022 Management Committee

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	5	9	—	14	1	1	—	—	—	12	14
Percentage	35.7%	64.3%	—%	100.0%	7.1%	7.1%	—%	—%	—%	85.8%	100.0%
2022 Total Workforce

	Gender				Race & Ethnicity
	Female	Male	Non-binary	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	1,421	722	3	2,146	182	142	256	44	38	1,484	2,146
Percentage	66.3%	33.6%	0.1%	100.0%	8.5%	6.6%	11.9%	2.1%	1.8%	69.1%	100.0%

2022 New Hires (2022 new hires employed as of 12/31/22)

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	225	149	—	374	42	43	44	10	38	197	374
Percentage	60.2%	39.8%	—%	100.0%	11.2%	11.5%	11.8%	2.7%	10.2%	52.6%	100.0%
Pay & Benefits
Our compensation and benefits programs are designed to attract, motivate and retain talent to achieve short-term and long-term goals through the implementation of sound compensation principles and policies. For compensation, this includes paying for performance, and ensuring equity, fairness and nondiscrimination in pay as well as compensation risk mitigation. To help ensure pay equity, we conduct pay equity analyses on an annual basis with the assistance of external advisors. We also seek fairness in total compensation by utilizing market data, conducting internal compensation comparison analyses and engaging expert independent compensation and benefits consulting firms for industry benchmarking. We believe we offer an attractive and competitive benefits program that focuses on overall wellness in all areas of life, with a variety of options to enhance employee choice. Our benefits include: health, dental and vision coverage; paid parental leave and other paid time off; short and long term disability benefits; health and flexible spending accounts; tuition reimbursement; Employee Assistance Program; and wellness programming. Among other benefits, in 2022, we offered our employees three separate retirement benefits: a defined pension benefit plan, a 401(k) contribution, and an employee stock ownership plan (“ESOP”) through which Company stock is allocated to all eligible employees (based on age and hours worked).
COVID-19 Response
As we continued to navigate the challenges of the COVID-19 pandemic through 2022, we continued to be guided by our “people first” philosophy that we believe has served our Company, colleagues, communities and shareholders well. Our cross-functional pandemic response team continued to prioritize keeping our essential, onsite, customer facing colleagues as safe as possible while continuing to serve our customers’ needs. In 2022, we:
•continued to staff a dedicated COVID-19 hotline to help colleagues report positive cases and obtain support around illness and return to work;
•increased colleague communications around COVID-19 protocols to ensure employees understood best practices around COVID-19 risk mitigation; quarantines; vaccinations, boosters and general CDC guidance;
•continued to pay employees who could not work due to COVID-19-related illness and for time needed to get vaccinated without requiring employees to use their sick or personal time;
•instituted, for the second consecutive year, increased carryover of 2021 unused vacation time to offer more flexibility to colleagues to take time off in 2022; and
•provided rapid antigen tests to employees who work on-site in our branches and lockbox location.
Employee Well Being
Given our 2020 IPO, 2021 acquisition of Century, the adjustment to COVID-19, and other large strategic matters, we have asked our employees for a tremendous commitment to their jobs over the last three years. In addition, more than half of our colleagues have continued to work remotely and may have less ability to separate work from home. We have also experienced higher than usual turnover in a competitive labor market. To help address these challenges, we focused on burnout amongst our employees in 2022. We enhanced our wellness offerings, including mental health support. We facilitated “healing circles” led by mental health experts to help colleagues process racial traumas and incidents of hate and gun violence. To assist with talent attraction and retention, and to further support employee well-being, we increased minimum vacation time from two to three weeks, which provided more time off for about 400 employees (33% of our non-exempt population), many of whom work in customer-facing or on-site positions. To provide employees with additional downtime, we closed on the day after Thanksgiving for a second annual Company-wide “day of rest”. We offered live trainings on remote work best practices to help hybrid employees better balance work with life. In 2022, we also continued to support a fund that provides cash grants to eligible employees experiencing an unexpected financial hardship.
Employee Engagement

We are dedicated to engaging our workforce to better understand how we can improve our culture and workplace. In 2022, we virtually hosted eight Town Hall meetings, led by the CEO. At each meeting, employees were able to ask questions anonymously and engage directly with the CEO and Management Committee members.
We also engage our employees through more formal measures. Annually, we engage an independent third party consultant to conduct an employee engagement survey, and based on employee feedback, management identifies areas to address. In 2022, 92% of employees responded to the survey, with an overall engagement score of 86%. Notably, 87% of respondents reported that they are proud to work for our Company and 87% reported that the Company has created an environment where people with diverse backgrounds can succeed.
We enhanced our onboarding program to ensure that new colleagues more quickly acclimate into our Company, culture and their role. Our CEO holds small group sessions with new employees to strengthen their ties to leadership and the Company. We use onboarding and offboarding engagement surveys. For onboarding, we engage with newly hired employees at the 30 day and 90 day marks to understand how they are integrating into the Company and how the Company can improve the onboarding process. For offboarding, we survey colleagues to better understand why they left the Company. We believe these efforts will provide data that can help us improve the overall employee experience at our Company and deepen engagement and retention. In 2022, we continued supporting our employees’ commitment to engage with the communities by offering paid time off to volunteer. We were named for the sixth consecutive year among the top 10 most charitable organizations in Massachusetts by the Boston Business Journal.
Turnover
Our Company experienced an increase in employee turnover in 2022, which management believes reflects the competitive labor market within our geographic footprint. To help alleviate the staffing stresses caused by this turnover, we engaged third parties to support talent acquisition in higher turnover divisions.
We also increased the number of weeks of vacation we offer (from two weeks to three) to help attract more talent in this competitive environment and retain the talent we have. We also focused on development plans for high performing talent, with an emphasis on retention risk mitigation. Finally, our succession planning, particularly at Eastern Insurance Group and in our Commercial Lending Group, has enabled us to transition our next generation of leaders, with five new members joining the Management Committee in March of 2022.
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

ITEM 1A. RISK FACTORS
We are subject to a number of risks potentially affecting our business, financial condition, results of operations and cash flows. As a company offering banking and other financial services, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include, but are not limited to, credit risk, market risks, liquidity risks, interest rate risks, operational risks, model risks, technology, regulatory and legal risks, and strategic and reputational risks. We discuss our principal risk management processes and, in appropriate places, related historical performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.
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
The COVID-19 pandemic’s impact on businesses and consumers in our market area has had, and we may continue to have, a material adverse effect on our business, financial condition, results of operations and cash flows.
•Since March 2020, the COVID-19 pandemic, as well as governmental and private sector responses to it, have had a severe impact in our markets. The impact and severity of subsequent strains of COVID-19 on the economy and our business are impossible to predict.
•The continuation of the COVID-19 pandemic may continue to result in adverse economic conditions in our market that could have a significant adverse effect on our business, financial condition, results of operations and cash flows, including by:
◦reducing demand for products and services from our customers, and
◦causing greater than average recognition of credit losses and increases in our allowance for loan losses, especially if our business customers continue to experience reduced demand for their products and services
•Our commercial and small business borrowers operating businesses such as hotels, inns, restaurants and retail stores that depend primarily upon customers patronizing their businesses in person were adversely impacted by the effects of the COVID-19 pandemic, and we expect some of these effects to persist into 2023.
•The increase in remote and hybrid work arrangements has resulted and could continue to result in reduced demand for office space in our market, and such reduction in demand has adversely affected and could continue to adversely affect both the value of the collateral securing some of our commercial real estate loans and the demand by developers and other borrowers for new commercial real estate loans.
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
•Recent and anticipated future increases in interest rates have had and will likely continue to have a material effect on many areas of our business, including on our net interest income, deposit costs, and loan volume and delinquency, and they may have an adverse effect on our operating results.
•The fair value of our investments, including our securities portfolio, has declined due to the recent increases in interest rates and may continue to decline, adversely impacting shareholders’ equity.
•Interest rate increases, competition from other banks, and other factors adversely affect our liquidity, and our operating results may be impacted by these factors and by measures we undertake to manage our liquidity position.
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
•Replacement of the LIBOR benchmark interest rate with a substitute index may adversely affect our results of operations, including by causing us to incur significant expenses in effecting the transition, changes to loan balances, and disputes or litigation with customers.
•Technology has lowered barriers to entry in the financial services sector, making it possible for non-banks to offer products and services, such as loans and payment services, that traditionally were banking products, and also making it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions.
•We face progressively increasing security risks to our information databases, including information we maintain relating to our customers, as precautions taken by us and our vendors may not be completely effective to prevent unauthorized access, human error, phishing attacks or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems or those of our vendors.
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
•Our stock-based benefit plan, which we adopted in 2021, has increased and is expected to continue to increase our annual compensation and benefit expenses related to awards granted to participants under such plan.
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
Risks Related to the COVID-19 Pandemic and Associated Economic Slowdown
The duration and severity of the COVID-19 pandemic in 2023 and beyond, including the potential for resurgences and the impact of new variants, are impossible to predict. The COVID-19 pandemic, including associated governmental and private sector responses, has had, and may continue to have, a material adverse effect on our business, financial condition, results of operations and cash flows, as discussed below.
The COVID-19 pandemic and governmental and private sector action in response to the COVID-19 pandemic have had a material adverse effect on the global, national and local economies, and on our business, financial condition, results of operations and cash flows, and it remains premature to predict if or when economic activity will revert to the level that existed before the spread of COVID-19.
We are unable to predict how the governmental and private sector action will evolve in 2023 in response to the COVID-19 pandemic in our markets.
Our commercial and small business borrowers that operate businesses such as hotels, inns, restaurants and retail stores that depend primarily upon customers patronizing their businesses in person were adversely affected by reduced commercial and social interactions, and we expect some of these effects to persist. In addition, our commercial real estate borrowers with properties whose value is tied to customer patronage may experience significant decreases in their property values.

As a result of the dramatic decline in cash flow that many of our commercial and commercial real estate borrowers have experienced and may continue to experience as a result of the COVID-19 pandemic, many of those borrowers have sought and may continue to seek payment deferments on their indebtedness.
The effects of the COVID-19 pandemic in our market area reduced cash flow for many of our commercial and commercial real estate borrowers. Borrowers have sought and may continue to seek payment deferments on their indebtedness.
Eastern Bank has worked with borrowers throughout the COVID-19 pandemic to negotiate loan modifications or forbearance arrangements that reduce or defer the monthly payments due to Eastern Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information regarding loan modifications for the year ended December 31, 2022. Although many of the borrowers whose loans we modified resumed making timely loan payments, it is possible that some of those borrowers, as well as some of our borrowers whose loans were previously not modified, may seek future modifications.
The increase in remote and hybrid work may result in reduced demand for office space in our market, and such reduction in demand may adversely affect both the value of the collateral securing some of our commercial real estate loans and the demand by developers and other borrowers for new commercial real estate loans.
The COVID-19 pandemic caused many employers to shift to remote and/or hybrid workforce arrangements in which employees work from their homes instead of going into their employers’ offices. Remote and/or hybrid work patterns may have long-term implications for how many businesses successfully operate and, in turn, their need for leased office space. A reduction in the need for office space could result in a reduction in our loan demand and/or in our customers’ ability to repay their loans, which, in turn, may have an adverse effect on our business and results of operations. Additionally, any material reduction in the demand for these categories of commercial office space in our market could adversely affect both the value of the collateral securing a portion of our commercial real estate loans and the demand by developers and other borrowers for new commercial real estate loans, which, in turn, may have a negative impact on our business and financial results.
We have experienced and may continue to experience greater than usual credit costs in the future if the effect of the COVID-19 pandemic in our market continues.
The COVID-19 pandemic initially caused us to experience greater than usual credit costs. We initially increased our provision for loan losses in 2020 following the onset of the COVID-19 pandemic. We may still experience additional credit costs in the future if the economic effect of the continuing COVID-19 pandemic in our market worsens.
The associated economic impacts of the COVID-19 pandemic may have other adverse effects on our operating results beyond the year ended December 31, 2022.
Other factors that may have an adverse effect on our operating results include:
•possible constraints on liquidity and capital, due to supporting client activities, increased competition, or regulatory actions, and
•potential losses in our investment securities portfolio due to volatility in the financial markets.
In addition, because both the COVID-19 pandemic and the associated economic impacts are unprecedented, it has been and may continue to be challenging for management to make certain judgments and estimates that are material to our business while the COVID-19 pandemic continues, such as the current value of commercial real estate collateral, that are material to our Consolidated Financial Statements.
Risks Related to Our Acquisition Strategy
Our future results will suffer if we do not effectively manage our expanded operations following the Century Merger.
Following the Century Merger in November 2021, the size and operational scope of our business increased significantly beyond its prior size and scope. The Century Merger increased our asset size and the breadth and complexity of our business with the addition of new business lines in which we had not previously engaged, and exposure to industry sectors, such as higher education, which we have not historically served. The size and scope of our commercial loan and lease portfolio has also increased in size as a result of the Century Merger. The commercial loan portfolio we acquired from Century includes loans that are concentrated in industry sectors (such as higher education and nonprofit organizations) that are relatively new to us. Some such loans are of greater size than the typical size of commercial loans that we have made in recent years. Our future success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in this regard or that we will realize the expected operating efficiencies, cost savings and other benefits that were anticipated from the Century Merger.
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
The degree of scrutiny that bank regulators give to bank mergers can change from time to time. We are unable to predict whether any change bank regulators may adopt, will have a material adverse effect on our ability to acquire or merge with banking companies in our market area.
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
Net interest income historically has been, and we anticipate that it will remain, a significant component of our total revenue. A high percentage of our assets and liabilities have been and will continue to be in the form of interest-bearing or interest-related instruments. Thus, changes in interest rates have impacted and may continue to impact many areas of our business, including net interest income, deposit costs, and loan volume and delinquency. Interest rates are highly sensitive to many factors that are beyond our control, including global, national, regional and local economic conditions, the effects of disease pandemics such as COVID-19, competitive pressures, and policies of various governmental and regulatory agencies and, in particular, the FOMC. Changes in interest rates have influenced and could continue to influence the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and our earnings would be similarly affected if the interest rates on our interest earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities.
The FOMC raised the target range for the federal funds rate seven times in 2022, and, additional rate increases may occur if inflation pressures remain elevated or intensify. Aggressive increases to the target range for the federal funds rate, combined with ongoing geopolitical instability, could raise the risk of an economic recession and responsive measures, including a reduction of the federal funds rate. Any such downturn, especially domestically and in the markets in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
Higher interest rates generally are associated with a lower volume of loan originations and refinancings, while lower interest rates are usually associated with higher loan originations and refinancings. Our ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations. Cash flows are affected by changes in market interest rates. Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, loan prepayment rates are likely to increase. A significant amount of our commercial and industrial and commercial real estate, including multi-family residential real estate loans, are adjustable-rate loans and an increase in the general level of interest rates may adversely affect the ability of borrowers, especially those with adjustable rate loans, to pay their loan obligations. Changes in interest rates, prepayment speeds and other factors may also cause the value of our loans held for sale to change.
Although we have implemented risk management strategies, such as hedging certain loans indexed to a market rate that are expected to reprice with the federal funds rate by using interest rate swaps, as well as policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates have had and may continue to have an adverse effect on our operating results and financial condition.
If our ongoing assumptions regarding borrower or depositor behavior or overall economic conditions are significantly different than we anticipate, then our risk mitigation may be insufficient to protect against interest rate risk and our operating results and financial condition would be adversely affected.
If our allowance for loan losses is insufficient to cover loan losses, our earnings and capital could decrease.
At December 31, 2022, our allowance for loan losses was $142.2 million, or 1.05% of total loans, compared to $97.8 million, or 0.80% of total loans, at December 31, 2021. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and commercial and commercial real estate peer data and we evaluate other factors including, among other things, current and expected future economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.
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
We primarily serve individuals, businesses and municipalities located in eastern and central Massachusetts, including the greater Boston metropolitan area, southern New Hampshire, including its coastal region, and northern Rhode Island. At December 31, 2022, approximately $9.1 billion, or 91.2% of our total loans secured by real estate were secured by real estate located in this market area. Therefore, our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in this market area. Weaker economic conditions caused by recessions, unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to service their debt obligations and could result in higher loan and lease losses and lower net income for us.
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
Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. The federal and state bank regulatory agencies have demonstrated a willingness to charter non-traditional bank charter applicants, such as fintechs, which increases competition in the industry. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers under current and proposed interagency guidelines on third party relationships. Regulatory changes, such as revisions to the FDIC’s rules on brokered deposits intended to reflect recent technological changes and innovations, may also make it easier for fintechs to partner with banks and offer deposit products. In addition to fintechs, the large technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies, including our competitors, have fewer regulatory constraints, and some have lower cost structures, in part due to lack of physical locations and regulatory compliance costs. Some of these companies also have greater resources to invest in technological improvements than we currently have.
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

The fair value of Eastern Bank’s investments has declined and could decline further due to a variety of factors.
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
Our commercial loan and lease portfolio, including those secured by commercial real estate but excluding PPP, comprised $9.7 billion, or 71.8% of our total loans at December 31, 2022 (excluding PPP loans). Commercial loans generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial loans are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial and industrial loans is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower’s business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. In addition, because of the risks associated with commercial loans, including the economic stress in our market due to the COVID-19 pandemic, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations. Further, if we foreclose on commercial collateral, our holding period for the collateral may be longer than for one- to four-family residential real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.
We are subject to environmental liability risk associated with real estate lending activities.
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. At December 31, 2022, $10.0 billion, or 74.0% of our total loans, comprised loans secured by real estate. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If so, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected the property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability, and we may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. Although management has implemented policies and procedures to mitigate this risk, they may not be sufficient in all instances to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by credit risks associated with residential property.
At December 31, 2022, loans secured by one- to four-family residential real estate were $3.8 billion, or 28.1% of total loans. Loans secured by one- to four-family residential real estate include residential real estate mortgages, home equity loans and lines and investment real estate loans secured by one- to four-family residential properties. At December 31, 2022,$164.3 million of one- to four-family residential real estate loans were part of the commercial loan portfolio. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, default and losses on our home equity loans, which could have a material adverse effect on our financial condition and results of operations.
A portion of our loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.
We routinely purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to disclose relevant financial information on a timely basis. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2022, we held loan participation interests in commercial and industrial, commercial real estate, commercial construction and business banking loans totaling $1.5 billion.
Changes to and replacement of LIBOR may adversely affect our business, financial condition, and results of operations.
We have certain floating rate loans for which the interest rate is calculated based upon one of various indices commonly known as the London Interbank Offered Rate applicable to loans denominated in U.S. dollars (“USD LIBOR”). We have entered into interest rate swap arrangements with customers that are indexed to USD LIBOR. In 2017, the Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it planned to phase out regulatory oversight of USD LIBOR (and other LIBOR indices) by no longer compelling panel banks to submit estimated borrowing costs. The FCA indicated that it would support the USD LIBOR indices generally only through 2021 and, with respect to certain USD LIBOR indices, only through June 2023, to allow for an orderly transition to alternative reference rates.
In June 2017, the Alternative Reference Rates Committee (the “ARRC”) convened by the Federal Reserve Board and Federal Reserve Bank of New York designated the Secured Overnight Financing Rate (“SOFR”), with certain adjustments, as its recommended alternative to USD LIBOR. Regulators, industry groups and the ARRC have published recommended fallback language for USD LIBOR-linked financial instruments, identified recommended alternatives for USD LIBOR (e.g., SOFR, as adjusted) and proposed implementation of the recommended alternatives in financial instruments indexed to USD LIBOR. It is possible that differences between USD LIBOR and SOFR, as adjusted, or other alternatives may result in changes to the mark-to-market value of each affected transaction. Payments under contracts linked to alternative indices may differ from those linked to USD LIBOR, as the rates under alternative indices are calculated differently.
The Company has established a working group to guide the transition and is continuing to assess its LIBOR-related contracts and amend agreements where necessary to permit application of an alternative index. The Company is also transitioning its future floating rate loan, interest rate swap arrangement, and other applicable contracts to alternative reference rates. The implementation of a substitute index for the calculation of interest rates may result in our incurring significant expenses in effecting the transition, changes to loan balances, and disputes or litigation with customers, which could have an adverse effect on our results of operations. In addition, uncertainty as to the nature of such changes may adversely affect the market for or value of loans, derivatives, investment securities and other financial obligations held by or due to Eastern Bank and could adversely impact our financial condition or results of operations.

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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2022, goodwill and other identifiable intangible assets were $661.1 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2022. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
We may need to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be very high.
Our regulators require us to maintain adequate levels of capital to support our operations, which may result in our need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired, and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the

Massachusetts Commissioner of Banks, FDIC and/or the Federal Reserve Board, we may be subject to adverse regulatory action.
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
Our funding costs have increased materially beginning in 2022 and may continue to increase if our deposits decline and we are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products, or if we need to raise interest rates to avoid losing deposits. Increases to the federal funds rate, and competitor and customer responses to those increases, have caused and we anticipate will continue to cause competitive pressures to increase our deposit interest rates. The reduction in our overall level of deposits would increase the extent to which we rely on other, more expensive sources for funding, including Federal Home Loan Bank advances and brokered deposits, which would reduce our operating results.
In order for Eastern Bank to maintain sufficient cash flow, we must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of Federal Home Loan Bank advances, proceeds from the sale of loans or investments, federal funds purchased and brokered deposits. As we continue to grow, or as competitive pressures increase with regard to core funding sources, we are likely to become more dependent on these additional sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and results of operations would be adversely affected.

Various factors beyond our control, including interest rate increases and competition from banks and other financial institutions, adversely affect our liquidity.
Liquidity describes our ability to meet financial needs that arise in the normal course of our business, including deposit withdrawals and anticipated loan fundings, as well as current and planned expenditures. Our primary sources of liquidity are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. The significant increases in market interest rates beginning in 2022 have contributed and may continue to contribute to a decline in our core deposits as customers seek higher interest rates from sources such as non-bank money market funds and bank competitors. We have undertaken and may continue to undertake measures to mitigate market-wide competitive deposit pressures or interest rate uncertainty or to otherwise manage our liquidity position. These have included and may continue to include accessing alternative funding sources, such as FHLBB advances and brokered certificates of deposit, as noted above.
Our investment portfolio also provides a potential source of liquidity that we have from time to time elected to and may continue to access. Due to the increase in interest rates, the fair value of our available for sale investment portfolio has declined in value since our initial purchase, resulting in a net unrealized loss position. If we elected to sell such investment securities, we would recognize a loss and take a charge to our operating results in the quarter in which a decision to sell such securities is made. Additionally, a majority of our available for sale investment securities would generate a capital loss or gain upon their sale. Capital losses are only deductible to the extent we are able to record capital gains during the applicable tax carryback and carryforward periods for federal tax purposes, and capital losses may not be carried back or carried forward for Massachusetts state tax purposes. If we are unable to offset capital losses from the sale of securities, if any, with capital gains, the tax benefit associated with such sale would be less than the amount reflected as a deferred tax asset in our financial statements.
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
In preparing our Consolidated Financial Statements included in this Annual Report on Form 10-K, and those that will be included in periodic reports that we will file in the future under the Securities Exchange Act of 1934, our management is required to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of our retirement plans and pension benefits, our determination of our income tax provision, our evaluation of the adequacy of our allowance for loan losses, and our evaluation of our securities portfolio. Please see the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for more information and Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
As part of Eastern Bank’s community reinvestment initiatives, we invest in qualified affordable housing projects and other tax credit investment projects. Eastern Bank receives low-income housing tax credits, investment tax credits, rehabilitation tax credits and other tax credits as a result of its investments in these limited partnership investments. At

December 31, 2022, we maintained investments of approximately $131.3 million in entities for which we receive allocations of tax credits, excluding investments of approximately $3.9 million in qualified zone academy bond investments, which we utilize to offset our income tax liability. We recorded the benefit of $7.3 million in credits for the year ended December 31, 2022. We intend to utilize all tax credits, as of December 31, 2022, to offset income tax liability. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring. Further, we may not be able to utilize any future tax credits. If we are unable to utilize our tax credits or, if our tax credits are subject to recapture or restructuring, it could have a material adverse effect on our business, financial condition and results of operations.
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
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a hurricane, earthquake, fire or flood, could have a material adverse impact on our local market area and ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Public health crises, such as pandemics and epidemics, such as the global outbreak of COVID-19, domestic or geopolitical crises, such as terrorism, military conflict, the ongoing war between Russia and Ukraine, other wars or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, human error or other events outside of our control, could cause disruptions to our business or the United States economy as a whole, and our business and operating results could suffer. The occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
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
Further, our regulators, including the Securities and Exchange Commission, may adopt regulations related to ESG matters that could require the collection, assessment, and reporting of extensive data, including emissions-related data, in categories and formats that are novel to us. Although we have begun considering and developing various measures to address potential future regulatory requirements, these measures may not be sufficient in every instance to ensure full compliance with such requirements.
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
New capital requirements which were fully phased-in as of January 1, 2019, require bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our taking steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.
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
The Dodd-Frank Act eliminated the maximum Deposit Insurance Fund (“DIF”) ratio of 1.5% of estimated deposits, and the FDIC has established a long-term ratio of 2.0%. In September 2020, the FDIC adopted a restoration plan designed to ensure that the DIF reserve ratio reaches 1.35% by September 2028. On September 30, 2021, the Deposit Insurance Fund reserve ratio was 1.27%. In October 2022, the FDIC increased the initial base deposit insurance assessment rate schedules for all FDIC insured depository institutions by 2 basis points, beginning with the quarterly assessment period ending March 31, 2023. The new assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2%, absent further FDIC action. In addition, if our regulators issue downgraded ratings of Eastern Bank in connection with their examinations, the FDIC could impose significant additional fees and assessments on us.
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
As a result of the foregoing, Section 162(m) limited the deductibility of compensation to our covered employees to $1 million for the year ended December 31, 2022, and assuming no change in applicable law, we expect that we will not be able to deduct all of the compensation paid in future years where Eastern qualifies as a “publicly held corporation.” Losing deductions under Section 162(m) could increase our income taxes and reduce our net income. A reduction in net income could negatively affect the price of Eastern Bankshares, Inc. stock.
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
New laws, rules and regulations, or changes to the interpretation or enforcement of existing laws, rules or regulations, from time to time could increase our expenses, causing our recent historical expenses not to be indicative of future expenses, and could result in limitations on the lines of business we conduct or plan to conduct, modifications to our current or future business practices, and increased capital requirements. For example, the SEC and our banking regulators have proposed climate-related disclosure requirements and principles for climate-related financial risk management, respectively. We expect that these developments could negatively impact our results, including by increasing our legal, compliance, and information technology expenditures and could result in other costs, as well as greater risks of lawsuits and enforcement activity by regulators. These changes may also affect the array of products and services we offer to our customers.
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
In addition, we recognize compensation expense monthly for our employee stock ownership plan when shares are committed to be released to participants’ accounts, and we recognize compensation expense for restricted stock awards, performance stock units and restricted stock units over the vesting period of awards made to recipients. We anticipate that in 2023, our incremental compensation expense for shares purchased in our IPO by the ESOP and for the Equity Plan will significantly increase our overall compensation expense as compared to prior years.
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
There also are provisions in our articles of organization that may be used to delay or block a takeover attempt, including, among others, a provision that prohibits any person from casting a full vote for any shares of common stock exceeding the 10% threshold, as described above; the prohibition on removal of directors without cause; and the required approval of at least 80% of the voting power of the shares then-outstanding entitled to vote for business combination transactions with interested shareholders. Additionally, our Board of Directors is currently classified, with directors serving three-year staggered terms. However, the classified structure is being phased out, and by our 2027 annual meeting of stockholders, directors will be elected for annual terms. Furthermore, shares of restricted stock, restricted stock units or stock options that we may grant to employees and directors, stock ownership by our management and directors, employment agreements and/or change in control agreements that we have entered into with our executive officers and other factors may make it more expensive for companies or persons to acquire control of Eastern Bankshares, Inc. Taken as a whole, these statutory provisions and provisions in our articles of organization could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.
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
Our repurchase of shares of common stock is also subject to Federal Reserve Board policy related to repurchases of shares by depository institution holding companies. To date, we have received two notices of non-objection to proposed share repurchase programs, one allowing the purchase of up to 9,337,900 shares, which we completed in the third quarter of 2022; and one allowing the purchase of up to up to 8,900,000 shares through August 31, 2023. The outstanding repurchase program, which is limited to $200.0 million, may be modified or terminated by our Board of Directors at any time. In addition, the Federal Reserve Board could subsequently limit or prohibit our repurchase of common stock if we experience a material adverse change in our financial condition or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
At December 31, 2022, we conducted our banking business through our corporate headquarters in Boston, Massachusetts and 98 branch offices located in eastern Massachusetts and southern New Hampshire. In addition, Eastern Bank occupies two administrative/operational offices, in Lynn and Brockton, Massachusetts. Eastern Insurance Group LLC operates through 21 non-branch offices including offices in eastern Massachusetts, and one office in Providence, Rhode Island. At December 31, 2022, we leased 81 of our offices, and the total net book value of our land, buildings, furniture, fixtures and equipment was $62.7 million.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Eastern Bankshares, Inc.’s common stock trades on the Nasdaq Global Select Market under the symbol EBC. As of February 10, 2023, there were 8,175 common shareholders of record based on information provided by our transfer agent. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of our common stock from October 15, 2020 to December 31, 2022 to the cumulative total return of the Russell 2000 Index and the KBW Regional Banking Index. The lines in the graph and the numbers in the table below represent quarterly index levels derived from the compounded daily returns that include reinvestment or retention of all dividends. If the quarterly interval, based on the last day of a quarter, was not a trading day, the preceding trading day was used. The index value for all of the series was set to $100.00 on October 15, 2020 (which assumes that $100.00 was invested in each of the series on October 15, 2020).
The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing. The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but we are not responsible for any errors or omission in such information.

	Period Ending
Index	10/15/2020	12/31/2020	03/31/2021	06/30/2021	9/30/2021
Eastern Bankshares, Inc.	100.00	134.24	159.29	170.48	168.94
Russell 2000	100.00	120.82	136.16	142.00	135.81
KBW Regional Banks	100.00	134.82	174.87	172.39	177.93

Index	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Eastern Bankshares, Inc.	168.53	180.81	155.75	166.55	147.04
Russell 2000	138.72	128.28	106.22	103.90	110.37
KBW Regional Banks	184.23	180.21	158.61	164.85	171.46
Source: Zacks Investment Research, Inc. © 1980-2023
Dividends
We intend to continue to pay regular cash dividends to holders of our common stock; however, any future determination to declare and pay cash dividends, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, business prospects, general business or financial market conditions, regulatory environment and other factors our Board of Directors may deem relevant. To the extent dividends from Eastern Bank will be a source of cash used by the Company to pay its dividends, dividends from the Bank will be dependent on the Bank’s future earnings, capital requirements, and financial condition.
Repurchases of Common Shares
As further detailed below, we have received notices of non-objection from the Board of Governors of the Federal Reserve System to two share repurchase programs, one allowing the purchase of up to 9,337,900 shares of our common stock, which we competed in the third quarter of 2022, and the other allowing the purchase of up to 8,900,000 shares through August 31, 2023. Repurchases are made at management’s discretion from time to time at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of shares, general market conditions, the trading price of the shares, alternative uses for capital and liquidity, and our financial performance. Repurchases may be suspended, terminated or modified by us at any time for any reason.
Information regarding the shares repurchased under the plans is presented in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs (1)(2)
December 1, 2021 – December 31, 2021	1,135,878	$20.42	1,135,878	8,202,022
January 1, 2022 – January 31, 2022	987,526	21.02	2,123,404	7,214,496
February 1, 2022 – February 28, 2022	1,109,697	21.08	3,233,101	6,104,799
March 1, 2022 – March 31, 2022	769,398	21.31	4,002,499	5,335,401
April 1, 2022 – April 30, 2022	1,194,185	20.19	5,196,684	4,141,216
May 1, 2022 – May 31, 2022	1,880,381	18.93	7,077,065	2,260,835
June 1, 2022 – June 30, 2022	1,141,903	18.78	8,218,968	1,118,932
July 1, 2022 – July 31, 2022	909,785	19.02	9,128,753	209,147
August 1, 2022 – August 31, 2022	—	—	9,128,753	209,147
September 1, 2022 – September 30, 2022	571,463	20.33	9,700,216	8,537,684
October 1, 2022 – October 31, 2022	1,094,049	20.32	10,794,265	7,443,635
November 1, 2022 – November 30, 2022	453,885	18.91	11,248,150	6,989,750
December 1, 2022 – December 31, 2022	—	—	11,248,150	6,989,750
Total	11,248,150	$19.97
(1)On October 28, 2021, we announced that our Board of Directors had approved a share repurchase program, subject to receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System (“Non-Objection Notice”). On November 12, 2021, we announced we had received the Non-Objection Notice to the share repurchase program, which authorized the purchase of up to 9,337,900 shares over a 12-month period. The program was limited to $225.0 million through November 30, 2022. We completed the repurchase of the total number of shares authorized through this program during the third quarter of 2022.
(2)On September 7, 2022, we announced receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System for a new share repurchase program. The program, which authorizes the purchase of up to 8,900,000 shares over a 12-month period, is limited to $200.0 million through August 31, 2023.
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
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $22.6 billion and $23.5 billion at December 31, 2022 and 2021, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business, which contributed revenue of $645.4 million, or 86.7% of our total revenue for the year ended December 31, 2022, and our insurance agency business, which contributed revenue of $98.8 million, or 13.3% of our total revenue for the year ended December 31, 2022. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division. Our insurance agency business consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients. Refer to the section of this Annual Report on Form 10-K titled “Business” within Item 1 for further discussion of our banking business and insurance agency business.
Net income for the year ended December 31, 2022, computed in accordance with GAAP, was $199.8 million, as compared to $154.7 million for the year ended December 31, 2021, representing an increase of 29.2%. This increase was primarily due to an increase in net interest income. Our net interest income increased primarily due to an increase in our average interest-earning assets, which was primarily the result of our 2021 acquisition of Century. Refer to the “Results of Operations” section below for further discussion. Net income for the year ended December 31, 2022 and 2021 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the year ended December 31, 2022 was $213.3 million compared to $165.9 million for the year ended December 31, 2021. This increase was largely driven by the aforementioned change in average interest-earning assets. Refer to the “Outlook and Trends” section below for further discussion. Refer to the “Non-GAAP Financial Measures” below for a reconciliation of net operating earnings to GAAP net income.

The following chart shows our basic earnings per share on a GAAP and operating (non-GAAP) basis over the past three years (refer to the “Non-GAAP Financial Measures” section below for a reconciliation of GAAP earnings to operating earnings):

Earnings Per Share (basic)
$1.40
$1.30
$1.20
$1.10
$1.00
$0.90
$0.80
$0.70
$0.60
$0.50
$0.40
$0.30
$0.20
$0.10
$0.00
2020
2021
2022
EPS
Operating EPS

Earnings per share, on a GAAP basis, increased from $0.90 for the year ended December 31, 2021 to $1.21 for the year ended December 31, 2022 a 34.4% increase. The increase was primarily due to an increase in net interest income and a decrease in the average number of common shares outstanding. The decrease in the average number of common shares outstanding was attributable to share repurchases in connection with our previously announced share repurchase programs.

The following chart shows our efficiency ratio on a GAAP and operating (non-GAAP) basis over the past five years (refer to the “Non-GAAP Financial Measures” section below for additional information on the determination of each measure):

Efficiency Ratio
90.00%
80.00%
70.00%
60.00%
50.00%
2018
2019
2020
2021
2022
GAAP
Operating

The GAAP efficiency ratio and non-GAAP operating efficiency ratio for the year ended December 31, 2022 decreased compared to the ratios for the year ended December 31, 2021. The decreases were primarily attributable to increased net interest income, which resulted in a margin of increase in total revenue that exceeded the rates at which noninterest expense increased and noninterest income decreased for the same periods. Refer to the“Results of Operations” section below for additional discussion of the changes in net interest income, noninterest income and noninterest expense.
Outlook and Trends
Interest Rates
We believe that increases in the federal funds rate we expect to occur in the first half of 2023 will reduce our net interest income in 2023 as the increases in interest-bearing liability costs are anticipated to exceed the increase in yield on interest-earning assets. Beginning in March 2022, the FOMC voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 4.50% to 4.75% on February 1, 2023, when the FOMC stated that it “anticipates that ongoing increases in the target range [for the federal funds rate] will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2 percent over time.”
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 34% of the outstanding principal balance of our loans as of December 31, 2022 was indexed to a market rate that is expected to reprice along with the federal funds rate. As rates have risen and the shape of the yield curve changed during the year ended December 31, 2022, a portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion as of December 31, 2022, representing approximately 18% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 19, “Derivative Financial Instruments” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K. We anticipate that an increase in market interest rates, whether due to an increase in the federal funds rate or otherwise, will decrease the fair value of those interest rate swaps and consequently reduce the positive impact on our net interest income that an interest rate increase would otherwise have. Refer to the section titled “Management of Market Risk” within this Item 7 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
Paycheck Protection Program Loans
We are a participating lender in the SBA’s Paycheck Protection Program, or PPP. We concluded PPP loan originations in the second quarter of 2021 as the SBA announced in May 2021 that PPP funds were exhausted. The majority of our PPP borrowers are existing commercial and small business borrowers, non-profit customers, retail banking customers and clients of our Eastern Wealth Management division and Eastern Insurance Group. As of December 31, 2022 and 2021, the remaining balance of our PPP loans was $9.8 million and $331.4 million, respectively. Net PPP loan fee accretion (fee accretion less cost amortization) for all PPP loans decreased by $25.3 million, or 73.8%, to $9.0 million for the year ended December 31, 2022 from $34.3 million for the year ended December 31, 2021. Our net interest margin was adversely affected as a result of the decline in net fee accretion, which is associated with the decreased volume of PPP loan payoffs. The impact to our net interest margin resulting from the decline in net PPP loan fee accretion during the year ended December 31, 2022 compared to the year ended December 31, 2021 was 0.25% (change computed based upon average total loans for the year ended December 31, 2021).
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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, operating net income to average tangible shareholders’ equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) expenses indirectly associated with our IPO, (vii) other real estate owned (“OREO”) gains, (viii) merger and acquisition expenses, (ix) the stock donation to the Eastern Bank Foundation (the “Foundation”) in connection with our mutual-to-stock conversion and IPO, (x) settlement of putative consumer class action litigation matters related to overdraft and non-sufficient fund fees, and associated settlement expenses, and (xi) the non-cash pension settlement charge recognized related to our Defined Benefit Plan.
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

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
Net income (GAAP)	$199,759	$154,665	$22,738
Non-GAAP adjustments:
Add:
Noninterest income components:
Losses (income) from investments held in rabbi trusts	10,762	(10,217)	(10,337)
Losses (gains) on sales of securities available for sale, net	3,157	(1,166)	(288)
(Gains) losses on sales of other assets	(1,492)	(571)	20
Noninterest expense components:
Rabbi trust employee benefit (income) expense	(5,161)	5,515	4,789
Impairment (reversal) charge on tax credit investments	—	(170)	10,779
Indirect IPO costs (1)	—	—	1,199
Gain on sale of other real estate owned	—	(87)	(606)
Merger and acquisition expenses	305	35,460	90
Settlement and expenses for putative consumer class action matters	—	3,325	—
Defined Benefit Plan settlement loss (2)	12,045	—	—
Stock donation to the Eastern Bank Foundation	—	—	91,287
Total impact of non-GAAP adjustments	19,616	32,089	96,933
Less net tax benefit associated with non-GAAP adjustment (3)	6,096	20,869	17,537
Non-GAAP adjustments, net of tax	$13,520	$11,220	$79,396
Operating net income (non-GAAP)	$213,279	$165,885	$102,134

Weighted average common shares outstanding during the period:
Basic	165,510,357	172,192,336	171,812,535
Diluted	165,648,571	172,252,057	171,812,535

Earnings per share, basic	$1.21	$0.90	$0.13
Earnings per share, diluted	$1.21	$0.90	$0.13

Operating earnings per share, basic (non-GAAP)	$1.29	$0.96	$0.59
Operating earnings per share, diluted (non-GAAP)	$1.29	$0.96	$0.59
(1)Reflects costs associated with the IPO that are indirectly related to the IPO and were not recorded as a reduction of capital.
(2)Represents a non-cash settlement charge related to the Defined Benefit Plan. For additional information regarding this charge, refer to Note 17, “Employee Benefits” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
(3)The net tax benefit associated with these items is determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. The net tax benefit amount for the years ended December 31, 2022 and 2021 reflects the impact of the reversal of a $12.0 million valuation allowance associated with the stock donation to the Eastern Bank Foundation in the amounts of $0.7 million and $11.3 million, respectively. The reversal of the valuation allowance in each period was considered appropriate based upon our determination of the realizability of such deductions for tax purposes at that time.

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income, noninterest expense and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Net interest income (GAAP)	$568,054	$429,827	$401,251	$411,264	$390,044
Add:
Tax-equivalent adjustment (non-GAAP)(2)	12,736	6,093	5,472	5,254	5,696
Fully-taxable equivalent net interest income (non-GAAP)	580,790	435,920	406,723	416,518	395,740
Noninterest income (GAAP)	176,161	193,155	178,373	182,299	180,595
Less:
(Losses) income from investments held in rabbi trusts	(10,762)	10,217	10,337	9,866	(1,542)
(Losses) gains on sales of securities available for sale, net	(3,157)	1,166	288	2,016	50
Gains (losses) on sales of other assets	1,492	571	(20)	(15)	1,989
Noninterest income on an operating basis (non-GAAP)	188,588	181,201	167,768	170,432	180,098
Noninterest expense (GAAP)	$469,602	$443,956	$504,923	$412,684	$397,928
Less:
Rabbi trust employee benefit (income) expense	(5,161)	5,515	4,789	4,604	(847)
Impairment (reversal) charge on tax credit investments	—	(170)	10,779	—	—
Indirect IPO costs (1)	—	—	1,199	—	—
Merger and acquisition expenses	305	35,460	90	—	244
Settlement and expenses for putative consumer class action matters	—	3,325	—	—	—
Defined Benefit Plan settlement loss	12,045	—	—	—	—
Stock donation to the Eastern Bank Foundation	—	—	91,287	—	—
Plus:
Gain on sale of other real estate owned	—	87	606	—	—
Noninterest expense on an operating basis (non-GAAP)	$462,413	$399,913	$397,385	$408,080	$398,531
Total revenue (GAAP)	$744,215	$622,982	$579,624	$593,563	$570,639
Total operating revenue (non-GAAP)	$769,378	$617,121	$574,491	$586,950	$575,838
Ratios
Efficiency ratio (GAAP)	63.10%	71.26%	87.11%	69.53%	69.73%
Operating efficiency ratio (non-GAAP)	60.10%	64.80%	69.17%	69.53%	69.21%
(1)Reflects costs associated with the IPO that are indirectly related to the IPO and were not recorded as a reduction of capital.
(2)Interest income on tax-exempt loans and investment securities has been adjusted to an FTE basis using a marginal tax rate of 21.6% for the year ended December 31, 2022, 21.0% for the year ended December 31, 2021, 21.8% for the year ended December 31, 2020, 21.8% for the year ended December 31, 2019, and 21.7% for the year ended December 31, 2018.

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$2,471,790	$3,406,352	$3,428,052	$1,600,153	$1,433,141
Less: Goodwill and other intangibles	661,126	649,703	376,534	377,734	381,276
Tangible shareholders’ equity (non-GAAP)	1,810,664	2,756,649	3,051,518	1,222,419	1,051,865
Tangible assets:
Total assets (GAAP)	22,646,858	23,512,128	15,964,190	11,628,775	11,372,287
Less: Goodwill and other intangibles	661,126	649,703	376,534	377,734	381,276
Tangible assets (non-GAAP)	$21,985,732	$22,862,425	$15,587,656	$11,251,041	$10,991,011
Shareholders’ equity to assets ratio (GAAP)	10.9%	14.5%	21.5%	13.8%	12.6%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	8.2%	12.1%	19.6%	10.9%	9.6%
Book value per share:
Common shares issued and outstanding	176,172,073	186,305,332	186,758,154	—	—
Book value per share (GAAP)	$14.03	$18.28	$18.36	$—	$—
Tangible book value per share (non-GAAP)	$10.28	$14.80	$16.34	$—	$—
The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	As of December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Net income (GAAP)	$199,759	$154,665	$22,738	$135,098	$122,727
Operating net income (non-GAAP) (1)	213,279	165,885	102,134	129,696	121,796
Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$2,831,533	$3,424,570	$2,040,156	$1,543,191	$1,360,562
Less: Average goodwill and other intangibles	655,653	414,441	376,706	379,615	380,304
Average tangible shareholders’ equity (non-GAAP)	$2,175,880	$3,010,129	$1,663,450	$1,163,576	$980,258
Ratios:
Return on average total shareholders’ equity (GAAP)	7.05%	4.52%	1.11%	8.75%	9.02%
Return on average tangible shareholders’ equity (non-GAAP)	9.18%	5.14%	1.37%	11.61%	12.52%
Operating return on average tangible shareholders’ equity (non-GAAP)	9.80%	5.51%	6.14%	11.15%	12.42%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income.

Financial Position
Summary of Financial Position

	As of December 31,		Change
	2022	2021	Amount ($)	Percentage (%)
		(Dollars in thousands)
Cash and cash equivalents	$169,505	$1,231,792	$(1,062,287)	(86.2)%
Securities available for sale	6,690,778	8,511,224	(1,820,446)	(21.4)%
Securities held to maturity	476,647	—	476,647	100.0%
Loans, net of allowance for loan losses	13,420,317	12,157,281	1,263,036	10.4%
Federal Home Loan Bank stock	41,363	10,904	30,459	279.3%
Goodwill and other intangible assets	661,126	649,703	11,423	1.8%
Deposits	18,974,359	19,628,311	(653,952)	(3.3)%
Borrowed funds	740,828	34,278	706,550	2,061.2%
Cash and cash equivalents
Total cash and cash equivalents decreased by $1.1 billion, or 86.2%, to $169.5 million at December 31, 2022 from $1.2 billion at December 31, 2021. This decrease was primarily due to an increase in gross loans of $1.3 billion, a decrease in total customer deposits of $654.0 million, net of purchases of brokered certificates of deposit, and share repurchases of $201.6 million. These items were partially offset by net cash inflows related to increased borrowed funds of $706.6 million and net cash inflows related to AFS and HTM securities of $263.7 million during the year ended December 31, 2022. For further discussion of the change in deposits, refer to the later “Deposits” section in this Item 7. For further discussion of the change in loans, refer to the later “Loans” section in this Item 7. For more information regarding our share repurchase programs, refer to Note 15, “Shareholders’ Equity” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. For further discussion of the change in securities, refer to the later “Securities” section in this Item 7. For further discussion of the change in borrowed funds, refer to the later “Borrowed Funds” section in this Item 7.
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
U.S. government securities: At December 31, 2022 our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. At December 31, 2021, our U.S. government securities consisted of U.S. Agency bonds, U.S. Treasury securities and Small Business Administration pooled securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.
State and municipal securities: We invest in fixed rate investment grade bonds issued primarily by municipalities in our local communities within Massachusetts and by the Commonwealth of Massachusetts. The market value of these securities may be affected by call options, long dated maturities, general market liquidity and credit factors.
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of December 31,
	2022	2021
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$4,111,908	$5,524,708
Government-sponsored commercial mortgage-backed securities	1,348,954	1,408,868
U.S. Agency bonds	952,482	1,175,014
U.S. Treasury securities	93,057	88,605
State and municipal bonds and obligations	183,092	280,329
Small business administration pooled securities	—	32,103
Other debt securities	1,285	1,597
Total available for sale securities, at fair value	6,690,778	8,511,224
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	276,493	—
Government-sponsored commercial mortgage-backed securities	200,154	—
Total held to maturity securities, at amortized cost	476,647	—
Total	$7,167,425	$8,511,224
Our securities portfolio has decreased $1.3 billion, or 15.8%, to $7.2 billion at December 31, 2022 from $8.5 billion at December 31, 2021. This decrease was primarily due to a decrease in the fair value of AFS securities, sales of AFS securities, and maturities and principal paydowns of our AFS and held to maturity (“HTM”) securities. Partially offsetting this activity were AFS and HTM security purchases during the year ended December 31, 2022:
•At December 31, 2022, the unrealized loss on AFS securities was $1.1 billion compared to an unrealized loss of $0.1 billion at December 31, 2021, representing a $1.1 billion decrease in the fair value of such securities. The change from December 31, 2021 to December 31, 2022 is primarily driven by rising market rates of interest.
•AFS securities sales totaled $431.2 million during the year ended December 31, 2022. AFS and HTM security maturities and principal paydowns totaled $1.0 billion and $17.4 million, respectively, during the year ended December 31, 2022.
•Partially offsetting the decrease in the securities portfolio from December 31, 2021 to December 31, 2022 were purchases of AFS and HTM securities of $740.8 million and $493.7 million, respectively, during the year ended December 31, 2022.
We did not have trading investments at December 31, 2022 and 2021.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $182.9 million at December 31, 2022 compared to $279.8 million at December 31, 2021.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both December 31, 2022 and 2021, we had no securities categorized as Level 3 within the fair value hierarchy.

Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.
The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the period ended December 31, 2022 and contractual maturities of our AFS securities and weighted average yields at and for the period ended December 31, 2021. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted-Average Yield

	Securities Maturing as of December 31, 2022 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.27%	1.00%	1.53%	1.45%
Government-sponsored commercial mortgage-backed securities	—	1.29	1.51	1.94	1.68
U.S. Agency bonds	—	0.79	0.97	—	0.82
U.S. Treasury securities	—	1.97	—	—	1.97
State and municipal bonds and obligations	1.22	2.26	3.17	4.05	3.66
Other debt securities	0.84	—	—	—	0.84
Total available for sale securities	0.89	1.02	1.25	1.66	1.47
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—	—	—	2.86	2.86
Government-sponsored commercial mortgage-backed securities	—	—	2.23	—	2.23
Total held to maturity securities	—	—	2.23	2.86	2.59
Total	0.89%	1.02%	1.36%	1.72%	1.54%

	Securities Maturing as of December 31, 2021 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.64%	1.01%	1.44%	1.38%
Government-sponsored commercial mortgage-backed securities	—	1.14	1.20	1.95	1.67
U.S. Agency bonds	1.11	0.73	1.00	—	0.88
U.S. Treasury securities	0.15	0.78	—	—	0.50
State and municipal bonds and obligations (2)	(1.24)	2.46	3.17	4.04	3.48
Small business administration pooled securities	—	1.72	—	1.93	1.90
Other debt securities	1.01	0.84	—	—	0.87
Total	0.10%	0.95%	1.12%	1.60%	1.42%
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

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated and net PPP loan activity for the year ended December 31, 2022:

	As of December 31,				Change (excluding net PPP loan activity)
	2022	2021	Change ($)	PPP Loan Activity, net	Change ($)	Percentage (%)
	(Dollars in thousands)
Commercial and industrial	$3,150,946	$2,960,527	$190,419	$(109,213)	$299,632	10.1%
Commercial real estate	5,155,323	4,522,513	632,810	—	632,810	14.0%
Commercial construction	336,276	222,328	113,948	—	113,948	51.3%
Business banking	1,090,492	1,334,694	(244,202)	(212,331)	(31,871)	(2.4)%
Residential real estate	2,460,849	1,926,810	534,039	—	534,039	27.7%
Consumer home equity	1,187,547	1,100,153	87,394	—	87,394	7.9%
Other consumer	194,098	214,485	(20,387)	—	(20,387)	(9.5)%
Total gross loans (1)	$13,575,531	$12,281,510	$1,294,021	$(321,544)	$1,615,565	13.2%
(1)Amounts presented exclude unamortized premiums, unearned discounts and deferred fees and costs.
We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans increased $1.3 billion, or 10.5%, to $13.6 billion at December 31, 2022 from $12.3 billion at December 31, 2021. The increase as of December 31, 2022 was primarily due to increases in our commercial real estate, residential real estate, and commercial and industrial portfolio balances, partially offset by a decrease in our business banking portfolio, as further noted below:
•Our commercial real estate portfolio increased by $632.8 million from December 31, 2021 to December 31, 2022 which was primarily attributable to an increase of $622.0 million in commercial real estate investment loan balances. Such loans represent loans secured by commercial real estate that are non-owner-occupied. The increase in such loan balances was primarily due to management’s active focus on originating loans collateralized by industrial/warehouse and multi-family property types, which are included in the commercial real estate investment loan category, due to management’s stable outlook as it relates to the credit performance of such loans.
•Our residential real estate portfolio increased by 534.0 million from December 31, 2021 to December 31, 2022 primarily due to the purchase of $380.2 million residential real estate loans from a third party during the year ended December 31, 2022. Also contributing to the overall increase in the balance of our residential real estate loans was a reduction in the volume of loan sales, which was precipitated by rising market rates of interest, and led to us retaining more of our residential real estate mortgage loan originations.
•Our commercial and industrial portfolio, excluding PPP loan balances, increased by $299.6 million, which was primarily attributable to an increase of $291.7 million in commercial and industrial participation loans during the year ended December 31, 2022. The majority of the increase in participation loans was in our SNC portfolio, which increased $205.0 million during the year ended December 31, 2022. The increase in such loan balances was primarily due to management’s active focus in increasing our exposures related to such arrangements due to strong historical credit performance and management’s stable outlook as it relates to the future credit performance of such loans. Partially offsetting this increase was a $109.2 million decrease in commercial and industrial PPP loan balances during the year ended December 31, 2022 as such loans were paid off or forgiven by the SBA resulting in a net portfolio increase of $190.4 million.
•Our business banking portfolio decreased by $244.2 million primarily as a result of a $212.4 million decrease in business banking PPP loan balances during the year ended December 31, 2022 as such loans were paid off or forgiven by the SBA.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of December 31, 2022, the amortized cost balances of concentrations in our commercial loan portfolios were as follows:

	Commercial and Industrial
	Balance	Percentage (%)
	(Dollars in thousands)
Educational services	$773,680	24.7%
Professional, scientific, and technical services	324,681	10.4%
Finance and insurance	303,024	9.7%
Wholesale trade	278,944	8.9%
Accomodation	199,353	6.4%
Healthcare	197,684	6.3%
Transportation	185,925	5.9%
Manufacturing	176,993	5.7%
Admin support	159,967	5.1%
Real estate	113,947	3.6%
Other industries	418,330	13.3%
Total portfolio	$3,132,528	100.0%

	Commercial Real Estate
	Balance	Percentage (%)
	(Dollars in thousands)
Multi-family	$1,212,944	23.5%
Industrial/warehouse	546,660	10.6%
Retail	509,651	9.9%
Office	441,910	8.6%
Mixed use - retail/office	428,650	8.3%
Mixed use - retail/multi-family	357,127	6.9%
School	351,581	6.8%
Affordable housing	319,681	6.2%
Self storage	186,253	3.6%
Other property types	796,906	15.6%
Total portfolio	$5,151,363	100.0%

	Commercial Construction
	Balance	Percentage (%)
	(Dollars in thousands)
Affordable housing	$85,802	25.7%
Multi-family	82,875	24.8%
Industrial/warehouse	54,772	16.4%
Mixed use - retail/multi-family	26,150	7.8%
For sale housing	20,646	6.2%
Assisted living	14,767	4.4%
Office	10,255	3.1%
Retail	9,082	2.7%
1-4 family	7,575	2.3%
Service station	6,375	1.9%
Other property types	15,960	4.7%
Total portfolio	$334,259	100.0%
We believe that the loan to value ratio (“LTV”) is an important factor in monitoring the risk characteristics of our loans secured by real estate. The following tables show the distribution of loan balances, on an amortized cost basis, by LTV and year of origination for each of our portfolios of loans, including those acquired from Century, secured by real estate as of December 31, 2022:

	Balance of Commercial Real Estate Loans Originated During the Year Ended December 31,
	2022	2021	2020	2019	2018	2017 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$26,231	$34,682	$3,594	$33,701	$16,111	$83,179	$197,498
50.00% or lower	528,843	208,311	259,368	166,600	162,811	517,976	1,843,909
50.01% - 69.99%	646,235	417,407	226,378	349,793	283,041	372,933	2,295,787
70.00% - 79.99%	230,141	162,053	89,088	58,293	39,787	41,458	620,820
80.00% - 89.99% (3)	52,027	13,068	—	2,426	1,424	1,157	70,102
90.00% or higher	61,449	6,370	14,327	—	—	41,101	123,247
Total	$1,544,926	$841,891	$592,755	$610,813	$503,174	$1,057,804	$5,151,363
Average LTV	58.74%	57.08%	51.72%	52.68%	53.91%	45.03%	53.79%

	Balance of Residential Real Estate Loans Originated During the Year Ended December 31,
	2022	2021	2020	2019	2018	2017 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$2,926	$118	$893	$—	$—	$13,638	$17,575
50.00% or lower	65,099	172,890	81,685	26,678	21,196	159,541	527,089
50.01% - 69.99%	110,503	259,847	148,747	30,546	21,890	164,443	735,976
70.00% - 79.99%	271,503	169,608	100,406	29,310	13,531	75,190	659,548
80.00% - 89.99%	233,927	59,104	33,932	9,832	12,917	37,755	387,467
90.00% or higher	82,136	40,862	17,988	7,381	1,134	2,899	152,400
Total	$766,094	$702,429	$383,651	$103,747	$70,668	$453,466	$2,480,055
Average LTV	76.11%	62.43%	63.02%	63.03%	60.32%	55.58%	65.46%

	Balance of Consumer Home Equity Loans Originated During the Year Ended December 31,
	2022	2021	2020	2019	2018	2017 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$275,299	$208,698	$25,507	$37,073	$30,187	$211,075	$787,839
50.00% or lower	4,395	569	29,419	24,721	26,031	34,509	119,644
50.01% - 69.99%	6,905	797	35,253	23,826	20,586	37,167	124,534
70.00% - 79.99%	5,133	587	14,580	27,194	20,771	36,918	105,183
80.00% - 89.99%	2,909	762	6,204	12,594	8,490	22,628	53,587
90.00% or higher	—	—	—	—	—	520	520
Total	$294,641	$211,413	$110,963	$125,408	$106,065	$342,817	$1,191,307
Average LTV	61.32%	63.28%	55.56%	60.65%	57.99%	61.96%	59.55%
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

The maturity distribution of our loan portfolio is one factor used by management to evaluate the risk characteristics of our loan portfolio. The following table shows the maturity distribution of our loans, on a gross basis, as of December 31, 2022:
Scheduled Contractual Loan Maturity

	One Year or Less (1)	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$324,458	$1,195,402	$672,359	$958,727	$3,150,946
Commercial real estate	227,408	1,299,723	3,215,683	412,509	5,155,323
Commercial construction	44,985	161,635	119,570	10,086	336,276
Business banking	124,912	268,262	659,813	37,505	1,090,492
Residential real estate	671	12,731	295,898	2,151,549	2,460,849
Consumer home equity	1,657	17,943	216,407	951,540	1,187,547
Other consumer	26,987	83,395	79,606	4,110	194,098
Total loans	$751,078	$3,039,091	$5,259,336	$4,526,026	$13,575,531
(1)Includes demand loans, or loans without a stated maturity.
The interest rate risk of our loan portfolio is an important element in the management of net interest margin. We attempt to manage the relationship between the interest rate sensitivity of our assets and liabilities to produce an effective interest differential that is not significantly impacted by changes in the level of interest rates. The following table shows the interest rate risk of our loans, on a gross basis, due one year after December 31, 2022:
Loan Interest Rate Risk

	Due after December 31, 2023
	Fixed	Adjustable	Total
	(In thousands)
Commercial and industrial	$830,924	$1,995,564	$2,826,488
Commercial real estate	2,188,212	2,739,703	4,927,915
Commercial construction	220,927	70,364	291,291
Business banking	263,466	702,114	965,580
Residential real estate	2,000,810	459,368	2,460,178
Consumer home equity	202,215	983,675	1,185,890
Other consumer	164,260	2,851	167,111
Total loans	$5,870,814	$6,953,639	$12,824,453
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
Special mention, substandard and doubtful loans totaled 2.2% and 5.8% of total commercial loans outstanding at December 31, 2022 and 2021, respectively. This decrease was driven by risk rating upgrades in the construction and commercial and industrial portfolios.

Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
For the retail portfolio, which includes residential real estate, consumer home equity, and other consumer portfolios, we monitor credit quality using the borrower’s FICO score. As of December 31, 2022, 72.3% of retail borrowers, based on loan balance, have a FICO score of 740 or greater. The following table shows the balances by borrowers' current FICO scores as of the dates indicated:

	As of December 31, 2022			As of December 31, 2021
	Residential Real Estate	Consumer Home Equity	Other Consumer	Residential Real Estate	Consumer Home Equity	Other Consumer
Current FICO (1)	(Dollars in thousands)			(Dollars in thousands)
Not available (2)	$5,195	$15,284	$27,400	$3,954	$1,122	$27,448
640 or lower	54,268	37,538	4,406	49,112	39,446	7,680
641 – 699	193,215	114,751	13,026	184,740	106,621	18,078
700 – 739	381,018	200,397	21,139	307,162	173,617	27,739
740 or higher	1,846,359	823,337	111,807	1,381,842	779,347	133,539
Total	$2,480,055	$1,191,307	$177,778	$1,926,810	$1,100,153	$214,485
Average FICO	767.3	763.3	772.2	764.7	764.5	765.7
(1)Borrower FICO scores are updated on a semi-annual basis, and the most recent update occurred in August 2022.
(2)Insufficient data available to report.
The delinquency rate of our total loan portfolio decreased to 0.50% at December 31, 2022 from 0.65% at December 31, 2021.
The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of December 31, (1) (2)
	2022	2021
Commercial and industrial	0.12%	0.06%
Commercial real estate	—%	0.60%
Commercial construction	—%	—%
Business banking	1.00%	0.86%
Residential real estate	1.46%	1.38%
Consumer home equity	1.33%	0.90%
Other consumer	0.63%	1.23%
Total	0.50%	0.65%
(1)In the calculation of the delinquency rate as of December 31, 2022 and 2021, the total amount of loans outstanding includes $9.8 million and $331.4 million, respectively, of PPP loans.
(2)Delinquency rates as of December 31, 2022 were computed based upon amortized cost balances while delinquency rates as of December 31, 2021 were computed based upon recorded investment balances. The effect on the above delinquency rates of the difference in methodology is not significant.
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
NPLs increased $3.6 million, or 10%, to $38.6 million at December 31, 2022 from $35.0 million at December 31, 2021. NPLs as a percentage of total loans decreased to 0.28% at December 31, 2022 from 0.29% at December 31, 2021. Refer to the later “Allowance for Credit Losses” section in this Item 7 for a discussion of the change in non-accrual loans which comprise our NPLs as of December 31, 2022. As of December 31, 2021, NPLs included loans that were past due 90 days or more and still accruing which were comprised solely of purchased credit impaired (“PCI”) loans. PCI loans were not subject to classification as non-accrual in the same manner as originated loans as their interest income related to the accretable yield recognized and not to contractual interest payments at the loan level. In connection with our adoption of ASU 2016-13 on January 1, 2022, all PCI loans are now considered purchased credit deteriorated (“PCD”) loans. Interest income recognition for PCD loans is consistent with originated loans and, therefore, PCD loans cease accruing interest at 90 days past due unless management believes that the applicable collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest. There were no PCD or originated loans at December 31, 2022 that were past due 90 days or more and still accruing.
The total amount of interest recorded on NPLs was not significant for both the years ended December 31, 2022 and 2021. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $3.9 million and $3.2 million for the years ended December 31, 2022 and 2021, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. We review each loan that is modified to identify whether a TDR has occurred. TDRs involve situations in which, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. As noted within Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, loan modifications made in response to the COVID-19 pandemic that met the criteria of either Section 4013 of the CARES Act or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) are not deemed TDRs. This election afforded by the CARES Act and Interagency guidance expired on January 1, 2022.
In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a TDR. Loans modified during the year ended December 31, 2022 and 2021 which were determined to be TDRs were $12.6 million (post modification balance) and $0.8 million (post modification balance), respectively. The Company executed 51 and 5 TDRs during the years ended December 31, 2022 and 2021, respectively. As discussed further in the “COVID-19 Modifications” section below, we elected to apply the treatment of modifications to borrowers impacted by the COVID-19 pandemic afforded by the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) which resulted in such loans not being deemed TDRs. This election, which expired on January 1, 2022, contributed to a significant decline in new TDRs during the years ended December 31, 2021 and 2020. Consequently, modifications designated as TDRs increased during the year ended December 31, 2022 as we are no longer executing COVID-19 modifications. The overall increase in TDR loans modified during the aforementioned periods consisted of an increase of $8.2 million and $3.6 million in commercial and consumer loan TDR modifications, respectively. One loan totaling $1.0 million that was modified during the preceding 12 months subsequently defaulted during the year ended December 31, 2022. No loans were modified during the preceding 12 months which subsequently defaulted during the year ended December 31, 2021.
It is our policy to have any restructured loans that are on non-accrual status prior to being modified remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
PCD loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. As of December 31, 2022, the carrying amount of PCD loans was $56.6 million. As discussed further below, we adopted ASU 2016-13, commonly referred to as CECL, on January 1, 2022. Prior to such adoption, our acquired loans that exhibited evidence of deterioration of credit quality since origination were designated as PCI loans. As of December 31, 2021, the carrying amount of PCI loans was $69.6 million.
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
The following table presents the balance of loans that received a COVID-19 modification and have not yet resumed repayment as of December 31, 2022 and 2021 and excludes loans acquired from Century:

	Remaining COVID-19 Modifications as of December 31, 2022 (1)		Remaining COVID-19 Modifications as of December 31, 2021 (1)
	Balance	% of Total Portfolio	Balance	% of Total Portfolio
	(Dollars in thousands)
Commercial and industrial	$—	0.0%	$4,548	0.2%
Commercial real estate	12,826	0.3%	93,519	2.1%
Commercial construction	—	—%	—	—%
Business banking	—	0.0%	649	0.1%
Residential real estate	262	0.0%	5,870	0.3%
Consumer home equity	—	—%	1,365	0.1%
Other consumer	—	0.0%	706	0.3%
Total (2)	$13,088	0.1%	$106,657	0.9%
(1)Remaining COVID-19 modifications reflect only those loans which underwent a modification and have not yet resumed payment. We define a modified loan to have resumed payment if it is one month past the modification end date and not more than 30 days past due.
(2)As of December 31, 2022 and 2021, remaining COVID-19 modifications included $12.8 million and $71.0 million, respectively, of loans to borrowers in the hotel industry.
As of December 31, 2022 and 2021, the aggregate amount of loans that received a COVID-19 modification and have become a non-performing loan after the respective deferral period was $4.4 million and $4.7 million, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans were neither delinquent nor on non-accrual status. At December 31, 2022 and 2021, our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 days or more past due categories, totaled $187.0 million and $470.9 million, respectively.
Allowance for credit losses. Because we continued to qualify for emerging growth company (“EGC”) status under the Jumpstart Our Business (“JOBS”) Act until December 31, 2021, we were permitted to delay adoption of the CECL standard until the earlier of the date at which non-public business entities are required to adopt the standard and the date that we ceased to be an EGC. Included in the Appropriations Act was an extension of the adoption date to the earlier of January 1, 2022 or 60 days after the date on which the COVID-19 national emergency terminated. We elected this extension and, accordingly, adopted the CECL standard on January 1, 2022. As of December 31, 2021, we followed the incurred loss allowance GAAP accounting model.
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
•known increases within each category;
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
Loans are evaluated on a regular basis by management. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. For commercial and industrial, commercial real estate, commercial construction and business banking portfolios, the quantitative model uses a loan rating system which is comprised of management’s determination of probability of default, or “PD,” loss given default, or “LGD” and exposure at default, or “EAD,” which are derived from historical loss experience and other factors. For residential real estate, consumer home equity and other consumer portfolios, our quantitative model uses historical loss experience.
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
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets.
The allowance for loan losses increased by $44.4 million, or 45.4%, to $142.2 million, or 1.05% of total loans, at December 31, 2022 from $97.8 million, or 0.80% of total loans at December 31, 2021. The increase in the allowance for loan losses was primarily a result of our adoption of CECL, as previously described above, and increased loan balances, as previously described above. The additional reserves required as a result of our adoption of CECL were primarily attributable to the loans we acquired in connection with our acquisition of Century which were recorded at fair value at the time of acquisition. Under ASU 2016-13, the credit mark that is a component of the day-one fair value adjustment on acquired loans cannot be considered in the allowance computation, whereas under the incurred loss model, the credit mark could be considered for reserve determination purposes. In connection with our adoption of this standard, we recorded an increase to the allowance for loan losses of $27.1 million which represented the one-time cumulative-effect adjustment.
For additional discussion of our allowance for credit losses measurement methodology, see Note 2, “Summary of Significant Accounting Policies” and Note 5, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. For additional discussion of the change in allowance for loan losses, refer to the later “Provision for Loan Losses,” included in the “Results of Operations” section within this Item 7. For discussion of our previous methodology for estimating the allowance for loan losses, refer to Note 6, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K and Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8 of the 2021 Form 10-K.

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	For the Year Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(1,053)	$623	$992	$(2,625)	$893
Commercial real estate	(91)	243	(206)	(12)	(83)
Commercial construction	—	—	—	—	—
Business banking	223	3,567	4,855	5,370	5,970
Residential real estate	(94)	(87)	(125)	(39)	(125)
Consumer home equity	(23)	(161)	421	153	225
Other consumer	1,625	1,373	2,129	1,811	1,676
Total net loan charge-offs (recoveries)	$587	$5,558	$8,066	$4,658	$8,556
Average loans:
Commercial and industrial	$2,944,064	$2,015,665	$2,053,093	$1,419,875	$1,185,224
Commercial real estate	4,886,951	3,960,818	3,654,887	3,667,147	3,402,560
Commercial construction	294,805	191,771	226,286	263,736	327,781
Business banking	1,021,720	1,241,770	1,079,779	738,652	738,122
Residential real estate	2,063,193	1,508,796	1,398,337	1,438,775	1,357,116
Consumer home equity	1,129,757	869,110	902,634	948,089	934,681
Other consumer	197,659	233,932	334,257	471,602	619,406
Average total loans (1)	$12,538,149	$10,021,862	$9,649,273	$8,947,876	$8,564,890
Total net charge-offs (recoveries) to average total loans outstanding during the period
Commercial and industrial	(0.04)%	0.03%	0.05%	(0.18)%	0.08%
Commercial real estate	0.00	0.01	(0.01)	0.00	0.00
Commercial construction	—	—	—	—	—
Business banking	0.02	0.29	0.45	0.73	0.81
Residential real estate	0.00	(0.01)	(0.01)	0.00	(0.01)
Consumer home equity	0.00	(0.02)	0.05	0.02	0.02
Other consumer	0.82	0.59	0.64	0.38	0.27
Total net charge-offs (recoveries) to average total loans outstanding during the period	0.00%	0.06%	0.08%	0.05%	0.10%
Total loans	$13,575,531	$12,281,510	$9,730,525	$8,987,046	$8,856,003
Total non-accrual loans	$38,604	$32,993	$41,005	$42,451	$26,172
Allowance for loan losses	$142,211	$97,787	$113,031	$82,297	$80,655
Allowance for loan losses as a percent of total loans	1.05%	0.80%	1.16%	0.92%	0.91%
Non-accrual loans as a percent of total loans	0.28%	0.27%	0.42%	0.47%	0.30%
Allowance for loan losses as a percent of non-accrual loans	368.38%	296.39%	275.65%	193.86%	308.17%
(1)Average loan balances exclude loans held for sale.
Non-accrual loans increased $5.6 million, or 17%, to $38.6 million at December 31, 2022 from $33.0 million at December 31, 2021, primarily due to increases in non-accrual loans in our residential real estate and consumer home equity portfolios of $3.1 million and $2.3 million, respectively. Non-accrual residential real estate and consumer home equity loans increased primarily due to several loans moving to non-accrual status which had been acquired in connection with our acquisition of Century.

The following tables sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition and the related loan balances as a percentage of total loans as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of December 31,
	2022			2021
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$26,859	18.89%	23.21%	$18,018	18.43%	24.10%
Commercial real estate	54,730	38.49%	37.97%	52,373	53.56%	36.82%
Commercial construction	7,085	4.98%	2.48%	2,585	2.64%	1.81%
Business banking (1)	16,189	11.38%	8.03%	10,983	11.23%	10.87%
Residential real estate	28,129	19.78%	18.13%	6,556	6.70%	15.69%
Consumer home equity	6,454	4.54%	8.75%	3,722	3.81%	8.96%
Other consumer	2,765	1.94%	1.43%	3,308	3.38%	1.75%
Other	—	—%	—%	242	0.25%	—%
Total	$142,211	100.00%	100.00%	$97,787	100.00%	100.00%

	As of December 31,
	2020			2019			2018
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$26,617	23.54%	20.51%	$20,919	25.42%	18.27%	$19,321	23.96%	18.73%
Commercial real estate	54,569	48.28%	36.73%	34,730	42.20%	39.34%	32,400	40.17%	36.26%
Commercial construction	4,553	4.03%	3.14%	3,424	4.16%	3.05%	4,606	5.71%	3.53%
Business banking (1)	13,152	11.64%	13.76%	8,260	10.04%	8.58%	8,167	10.13%	8.37%
Residential real estate	6,435	5.69%	14.09%	6,380	7.75%	15.90%	7,059	8.75%	16.16%
Consumer home equity	3,744	3.31%	8.92%	4,027	4.89%	10.38%	4,113	5.10%	10.72%
Other consumer	3,467	3.07%	2.85%	4,173	5.07%	4.48%	4,600	5.70%	6.23%
Other	494	0.44%	—%	384	0.47%	—%	389	0.48%	—%
Total	$113,031	100.00%	100.00%	$82,297	100.00%	100.00%	$80,655	100.00%	100.00%
(1)PPP loans are included within these portfolios as of December 31, 2022, December 31, 2021, and December 31, 2020; however, as of each such date, no allowance for loan losses was recorded on these loans due to the SBA guarantee of 100% of the loans.
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

For additional information regarding our allowance for loan losses, see Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
We held an investment in the FHLBB of $41.4 million and $10.9 million at December 31, 2022 and 2021, respectively. The amount of stock we are required to purchase is in proportional to our FHLB borrowings and level of total assets. Accordingly, the increase in the FHLB stock is due to increased borrowing.
Goodwill and other intangible assets
Goodwill and other intangible assets were $661.1 million and $649.7 million at December 31, 2022 and 2021, respectively. The increase in goodwill and other intangibles assets was due to the purchase of two insurance agencies during the year ended December 31, 2022. The aggregate amount of goodwill that was added as a result of these acquisitions was $8.7 million. For more information regarding our insurance agency acquisitions, refer to Note 3,“Mergers and Acquisitions” and Note 9,“Goodwill and Other Intangibles” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. We did not record any impairment to our goodwill or other intangible assets during the years ended December 31, 2022 and 2021. We will continue to assess our goodwill and other intangible assets to determine if impairments are necessary.
Deposits and other interest-bearing liabilities
Deposits originating within the markets we serve continue to be our primary source of funding our earning assets. We have been able to compete effectively for deposits in our primary market areas. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in our assessment of the stability of our fund sources and our access to additional funds. Furthermore, we shift the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize net interest margin. In addition, we may occasionally raise funds through the use of brokered deposits.
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of December 31,		Change	Change
	2022	2021	Amount ($)	Amount (%)
	(Dollars in thousands)
Demand	$6,240,637	$7,020,864	$(780,227)	(11.1)%
Interest checking	4,568,122	4,478,566	89,556	2.0%
Savings	1,831,123	2,077,495	(246,372)	(11.9)%
Money market investments	4,710,095	5,525,005	(814,910)	(14.7)%
Certificates of deposit (2)	1,624,382	526,381	1,098,001	208.6%
Total deposits	$18,974,359	$19,628,311	$(653,952)	(3.3)%
(1)The Bank’s estimate of total uninsured deposits was $9.0 billion and $11.0 billion at December 31, 2022 and December 31, 2021, respectively.
(2)Brokered deposits are included in certificates of deposits and amounted to $928.6 million at December 31, 2022. As of December 31, 2021, we had purchased no brokered certificates of deposit.

Deposits decreased by $0.7 billion, or 3.3%, to $19.0 billion at December 31, 2022 from $19.6 billion at December 31, 2021. This decrease was primarily the result of a decrease in money market investments of $0.8 billion, a decrease in demand deposits of $0.8 billion, and a decrease in savings deposits of $0.2 billion. These decreases were partially offset by an increase of $1.1 billion in certificates of deposit. The overall decrease is primarily due to a runoff of higher cost deposits acquired in connection with our acquisition of Century, the runoff of government stimulus funds which had been deposited by our customers, higher market rates resulting in greater industry-wide competition for deposits, and a transfer of deposits during the second quarter of 2022. On January 14, 2022, we announced we had entered into an asset purchase agreement for the transfer of our cannabis-related and money service business deposits relationships, which we acquired from Century, to Needham Bank. On April 1, 2022, we completed the transfer of such deposits, which was subject to a post-transfer settlement period of 60 days. The total amount transferred, which includes amounts transferred during the post-transfer settlement period, was $278.0 million. Partially offsetting these decreases was an increase of $1.1 billion in certificates of deposit which was primarily attributable to the purchase of $928.6 million of brokered certificates of deposit during the year ended December 31, 2022.
The following table presents the classification of deposits on an average basis for the years indicated:
Classification of Deposits on an Average Basis

	For the Year Ended December 31,
	2022		2021		2020
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$6,647,518	—%	$5,547,615	—%	$4,535,066	—%
Interest checking	4,890,709	0.24%	2,866,091	0.07%	2,227,185	0.09%
Savings	2,015,651	0.01%	1,483,271	0.02%	1,123,584	0.02%
Money market investments	5,057,445	0.27%	3,870,712	0.06%	3,212,752	0.23%
Certificates of deposit	463,261	0.70%	280,141	0.21%	300,381	0.52%
Total deposits	$19,074,584	0.15%	$14,047,830	0.04%	$11,398,968	0.10%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated had maturities as follows:
Maturities of Time Certificates of Deposit $250,000 and Over

	As of December 31,
	2022	2021
Maturing in	(In thousands)
Three months or less	$39,322	$113,019
Over three months through six months	45,053	53,899
Over six months through twelve months	149,107	33,295
Over twelve months	5,569	23,827
Total	$239,051	$224,040
Borrowings
Our borrowings may consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings increased by $706.6 million to $740.8 million at December 31, 2022 compared to $34.3 million at December 31, 2021. The increase was primarily due to an increase in FHLB advances, which we borrowed primarily to fund loan originations. The increase was also due, in part, to an increase in interest rate swap collateral funds, which represents collateral posted to us by our financial institution counterparties for over-the-counter interest rate swaps. At December 31, 2021, our financial institution counterparties were not required to post collateral to us due to the low level of market interest rates. Conversely, at December 31, 2022, following increases in market interest rates during the year ended December 31, 2022, our financial institution counterparties were required to post collateral to us of $14.4 million.

The following table sets forth information concerning balances on our borrowings as of the dates indicated:
Borrowings by Category

	As of December 31,		Change
	2022	2021	Amount ($)
	(In thousands)
Federal Home Loan Bank short-term advances	$691,297	$17	$691,280
Escrow deposits of borrowers	22,314	20,258	2,056
Interest rate swap collateral funds	14,430	—	14,430
Federal Home Loan Bank long-term advances	12,787	14,003	(1,216)
Total	$740,828	$34,278	$706,550
Results of Operations
Summary of Results of Operations

	For the Year Ended December 31,		Change
	2022	2021	Amount ($)	Percentage (%)
	(Dollars in thousands)
Interest and dividend income	$605,181	$435,159	$170,022	39.1%
Interest expense	37,127	5,332	31,795	596.3%
Net interest income	568,054	429,827	138,227	32.2%
Provision for (release of) allowance for loan losses	17,925	(9,686)	27,611	(285.1)%
Noninterest income	176,161	193,155	(16,994)	(8.8)%
Noninterest expense	469,602	443,956	25,646	5.8%
Income tax expense	56,929	34,047	22,882	67.2%
Net income	$199,759	$154,665	$45,094	29.2%
Comparison of the Years Ended December 31, 2022 and 2021
Interest and Dividend Income
Interest and dividend income increased by $170.0 million, or 39.1%, to $605.2 million during the year ended December 31, 2022 from $435.2 million during the year ended December 31, 2021. This increase was primarily a result of our acquisition of Century on November 12, 2021, which added approximately $6.6 billion in interest-earning assets. Overall, the average balance of our interest-earning assets increased $4.9 billion, or 29.6%, to $21.6 billion as of December 31, 2022 compared to $16.7 billion as of December 31, 2021, reflecting the addition of Century assets. Also contributing to the increase in interest and dividend income was an increase in the yield on average interest-earning assets which increased by 22 basis points to 2.86% during the year ended December 31, 2022. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans or securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on securities and other short-term investments increased $61.6 million, or 91.1%, to $129.1 million for the year ended December 31, 2022 compared to $67.6 million for the year ended December 31, 2021. The increase in interest income on securities was primarily due to an increase in the average balance and yield of such securities. The average balance of our securities increased $2.4 billion, or 36.3%, to $9.1 billion as of December 31, 2022 compared to $6.7 billion as of December 31, 2021, which was primarily due to securities acquired in connection with our acquisition of Century of $3.1 billion partially offset by a net reduction in the balance of securities as a result of security sales, maturities and principal paydowns in excess of security purchases during the year ended December 31, 2022. The yield on our securities increased 40 basis points during the year ended December 31, 2022 in comparison to the year ended December 31, 2021. This increase is due primarily to HTM securities purchased at higher interest rates as well as an increase in yields on other short-term investments, the latter of which is due to increases in the rate received on reserve balances held at the Federal Reserve Bank of Boston, commensurate with increases in the federal funds rate.
•Interest income on loans increased by $108.5 million, or 29.5%, to $476.0 million during the year ended December 31, 2022 from $367.6 million during the year ended December 31, 2021. The increase in interest income on our loans was primarily due to an increase in the average balance of loans and an increase in the yield on loans partially offset by a decrease in net accretion of PPP loan deferred fees and costs. The average balance of our loans increased $2.5 billion, or 25.1%, to $12.5 billion during the year ended December 31, 2022 from $10.0 billion during the year ended December 31, 2021, which was primarily due to loans acquired in connection with our acquisition of Century of $2.9 billion. The FTE yield on average loans increased 17 basis points to 3.88% during the year ended December 31, 2022. The slight increase in loan yields was primarily due to increases in market rates of interest and was partially offset by a decrease in net accretion of PPP loan deferred fees and costs which decreased $25.3 million to $9.0 million during year ended December 31, 2022 from $34.3 million during the year ended December 31, 2021.
Interest Expense
Interest expense increased $31.8 million, or 596.3%, to $37.1 million during the year ended December 31, 2022 from $5.3 million during the year ended December 31, 2021. The increase was attributable to increases in both deposit interest expense and borrowings interest expense.
•Interest expense on our interest-bearing deposits increased by $23.5 million, or 453.9%, to $28.6 million during the year ended December 31, 2022 from $5.2 million during the year ended December 31, 2021. This increase was due to an increase in rates paid on deposits and due to an increase in average interest-bearing deposits. Rates paid on interest-bearing deposits increased by 17 basis points to 0.23% during the year ended December 31, 2022 from 0.06% during the year ended December 31, 2021, which were increased in response to an increase in market rates of interest. Average interest-bearing deposits increased $3.9 billion, or 46.2%, to $12.4 billion for the year ended December 31, 2022 from $8.5 billion for the year ended December 31, 2021 which was primarily due to our acquisition of Century which added approximately $4.4 billion in interest-bearing deposits.
•Interest expense on borrowed funds increased by $8.3 million to $8.5 million during the year ended December 31, 2022 from $0.2 million during the year ended December 31, 2021 which was primarily attributable to an increase in the average balance. Average borrowed funds increased by $230.1 million, or 868.6%, to $256.6 million for the year ended December 31, 2022 from $26.5 million for the year ended December 31, 2021, due to an increase in FHLB advances, which we borrowed to fund loan originations.
Net Interest Income
Net interest income increased by $138.2 million, or 32.2%, to $568.1 million during the year ended December 31, 2022, from $429.8 million during the year ended December 31, 2021. Net interest income increased due to an increase in yields on interest-earning assets which exceeded the increase in the costs of interest-bearing liabilities. Also contributing to the increase in net interest income was an increase in net interest-earning assets of $0.8 billion, or 9.6%, to $8.9 billion during the year ended December 31, 2022 from $8.2 billion during the year ended December 31, 2021.

The following chart shows our net interest margin over the past five annual periods including and excluding net PPP loan fee accretion:

Net Interest Margin ("NIM")
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
2018
2019
2020
2021
2022
NIM
NIM excluding PPP

Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.6% for the year ended December 31, 2022, 21.0% for the year ended December 31, 2021 and 21.8% for the year ended December 31, 2020. Net interest margin, including PPP loan interest income, increased 8 basis points to 2.69% during the year ended December 31, 2022, from 2.61% during the year ended December 31, 2021. The increase in net interest margin for the year ended December 31, 2022 was primarily due to an increase in market rates of interest and was partially offset by a decline in PPP net fee accretion of $25.3 million in comparison to the year ended December 31, 2021. For additional discussion of the decline in the PPP loan net fee accretion and increased interest rates, refer to the earlier “Outlook and Trends” section within this Item 7.
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

Average Balances, Interest Earned/Paid, & Average Yields/Costs

	As of and for the Year Ended December 31,
	2022			2021			2020
	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1):
Residential	$2,064,609	$63,803	3.09%	$1,510,703	$47,143	3.12%	$1,400,907	$49,767	3.55%
Commercial	9,147,540	366,097	4.00%	7,410,024	288,557	3.89%	7,014,044	281,816	4.02%
Consumer	1,327,417	56,965	4.29%	1,103,042	36,019	3.27%	1,236,893	43,729	3.54%
Total loans	12,539,566	486,865	3.88%	10,023,769	371,719	3.71%	9,651,844	375,312	3.89%
Non-taxable investment securities	253,651	9,091	3.58%	260,399	9,335	3.58%	265,511	9,899	3.73%
Taxable investment securities	8,413,217	118,690	1.41%	4,890,737	58,312	1.19%	1,560,610	31,831	2.04%
Other short-term investments	420,834	3,271	0.78%	1,514,351	1,886	0.12%	1,288,714	1,758	0.14%
Total interest-earning assets	21,627,268	617,917	2.86%	16,689,256	441,252	2.64%	12,766,679	418,800	3.28%
Non-interest-earning assets	986,865			1,173,830			1,097,064
Total assets	$22,614,133			$17,863,086			$13,863,743
Interest-bearing liabilities:
Deposits:
Savings accounts	$2,015,651	$209	0.01%	$1,483,271	$230	0.02%	$1,123,584	$242	0.02%
Interest checking accounts	4,890,709	11,675	0.24%	2,866,091	1,997	0.07%	2,227,185	2,033	0.09%
Money market investments	5,057,445	13,479	0.27%	3,870,712	2,342	0.06%	3,212,752	7,492	0.23%
Time accounts	463,261	3,258	0.70%	280,141	598	0.21%	300,381	1,548	0.52%
Total interest-bearing deposits	12,427,066	28,621	0.23%	8,500,215	5,167	0.06%	6,863,902	11,315	0.16%
Federal funds purchased (7)	964	24	2.49%	—	—	—%	45,204	570	1.26%
Other borrowings	255,668	8,482	3.32%	26,495	165	0.62%	26,897	192	0.71%
Total interest-bearing liabilities	12,683,698	37,127	0.29%	8,526,710	5,332	0.06%	6,936,003	12,077	0.17%
Demand accounts	6,647,518			5,547,615			4,535,066
Other noninterest-bearing liabilities	451,384			364,191			352,518
Total liabilities	19,782,600			14,438,516			11,823,587
Shareholders’ equity	2,831,533			3,424,570			2,040,156
Total liabilities and shareholders’ equity	$22,614,133			$17,863,086			$13,863,743
Net interest income - FTE		$580,790			$435,920			$406,723
Net interest rate spread (2)			2.57%			2.58%			3.11%
Net interest-earning assets (3)	$8,943,570			$8,162,546			$5,830,676
Net interest margin - FTE (4)			2.69%			2.61%			3.19%
Average interest-earning assets to interest-bearing liabilities	170.51%			195.73%			184.06%
Return on average assets (5)	0.88%			0.87%			0.16%
Return on average equity (6)	7.05%			4.52%			1.11%
Noninterest expenses to average assets	2.08%			2.49%			3.64%
(1)Non-accrual loans are included in Loans.
(2)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)Net interest margin - FTE represents fully-taxable equivalent net interest income divided by average total interest-earning assets. Refer to the earlier “Non-GAAP Financial Measures” section within this Item 7 for additional information.
(5)Represents net income divided by average total assets.
(6)Represents net income divided by average equity.

(7)Federal funds purchased and the related interest expense for the 2020 period primarily related to federal funds purchased for correspondent bank customers.
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
Rate and Volume Analysis

	For the Year Ended December 31, 2022 vs. 2021			For the Year Ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In thousands)
Interest-earning assets:
Loans
Residential	$(462)	$17,122	$16,660	$(6,339)	$3,715	$(2,624)
Commercial	8,201	69,339	77,540	(8,852)	15,593	6,741
Consumer	12,715	8,231	20,946	(3,190)	(4,520)	(7,710)
Total loans	20,454	94,692	115,146	(18,381)	14,788	(3,593)
Non-taxable investment securities	(2)	(242)	(244)	(376)	(188)	(564)
Taxable investment securities	12,245	48,133	60,378	(17,822)	44,303	26,481
Other short-term investments	3,611	(2,226)	1,385	(162)	290	128
Total interest-earning assets	$36,308	$140,357	$176,665	$(36,741)	$59,193	$22,452
Interest-bearing liabilities:
Deposits:
Savings accounts	$(89)	$68	$(21)	$(78)	$66	$(12)
Interest checking accounts	7,496	2,182	9,678	(544)	508	(36)
Money market investments	10,217	920	11,137	(6,438)	1,288	(5,150)
Time accounts	2,070	590	2,660	(852)	(98)	(950)
Total interest-bearing deposits	19,694	3,760	23,454	(7,912)	1,764	(6,148)
Federal funds purchased	—	24	24	—	(570)	(570)
Other borrowings	2,773	5,544	8,317	(24)	(3)	(27)
Total interest-bearing liabilities	22,467	9,328	31,795	(7,936)	1,191	(6,745)
Change in net interest income	$13,841	$131,029	$144,870	$(28,805)	$58,002	$29,197
The following chart shows the composition of our quarterly average interest-earning assets for the past five quarters:

Average Interest-Earning Assets
$25,000,000
$20,000,000
$15,000,000
$10,000,000
$5,000,000
$—
(in thousands)
2018
2019
2020
2021
2022
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. During the year ended December 31, 2021, management determined the allowance for loan losses in accordance with ASC 450, “Contingencies” and ASC 310, “Receivables” (i.e., prior to our adoption of ASU 2016-13).
We recorded a provision for loan losses of $17.9 million for the year ended December 31, 2022, compared to a release of $9.7 million for the year ended December 31, 2021. Management determined a provision to be necessary primarily due to increased loan balances. Also contributing to the provision for the year ended December 31, 2022 was an increase in the overall reserve rate. The reserve rate increased by 25 basis points to 1.05% at December 31, 2022 from 0.80% at December 31, 2021. We recorded a transition adjustment in connection with our adoption of ASU 2016-13 on January 1, 2022 of $27.1 million which resulted in an increase in the reserve rate to 1.02% at that time based upon loan balances as of December 31, 2021. Subsequently, the reserve rate further increased by 3 basis points to 1.05% as of December 31, 2022 which was the result of changes in macroeconomic conditions.
To determine our allowance for loan losses as of December 31, 2022 and the provision for loan losses for the year ended December 31, 2022, we used the Oxford Economics December 31, 2022 Baseline forecast (“the forecast”) to generate our modeled expected losses by loan portfolio in order to reflect management’s reasonable expectations of current and future economic conditions. The forecast assumed the U.S. economy will enter a recession in the second quarter of 2023, reflecting the combination of persistently high inflation, aggressive Federal Reserve monetary policy tightening, slower global gross domestic product (“GDP”) activity, and weaker corporate earnings, all of which are expected to adversely impact consumers’ and businesses’ willingness to spend. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included continued low, but rising, unemployment rates which are expected to continue to rise until their peak in early 2024, and a peak-to-trough decline in GDP of 1.2%. Further, the forecast assumed that the FOMC will continue to raise interest rates into early 2023 following its most recent December 2022 increase but then remain flat into early 2024. For additional discussion of our allowance for credit losses measurement methodology, see Note 2, “Summary of Significant Accounting Policies” and Note 5, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K. For discussion of our previous methodology for estimating the allowance for loan losses, refer to Note 6, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K and Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”).
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.

Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	For the Year Ended December 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Insurance commissions	$99,232	$94,704	$4,528	4.8%
Service charges on deposit accounts	30,392	24,271	6,121	25.2%
Trust and investment advisory fees	23,593	24,588	(995)	(4.0)%
Debit card processing fees	12,644	12,118	526	4.3%
Interest rate swap income	6,009	5,634	375	6.7%
(Losses) income from investments held in rabbi trusts	(10,762)	10,217	(20,979)	(205.3)%
Gains on sales of mortgage loans held for sale, net	248	3,605	(3,357)	(93.1)%
(Losses) gains on sales of securities available for sale, net	(3,157)	1,166	(4,323)	(370.8)%
Other	17,962	16,852	1,110	6.6%
Total noninterest income	$176,161	$193,155	$(16,994)	(8.8)%
Noninterest income decreased by $17.0 million, or 8.8%, to $176.2 million for the year ended December 31, 2022 from $193.2 million for the year ended December 31, 2021. The decrease was primarily due to a $21.0 million decrease in income from investments held in rabbi trusts which resulted from a current period net loss from such investments, a $4.3 million decrease in gains on sales of securities available for sale which resulted from a current period net loss from such sales compared to a net gain in the comparative prior period, and a $3.4 million decrease in net gains on sales of mortgage loans. These decreases were partially offset by a $6.1 million increase in service charges on deposit accounts and an $4.5 million increase in insurance commissions.
•Income from investments held in rabbi trusts decreased to a net loss primarily as a result of an unfavorable mark-to-market adjustment on equity securities held in these accounts resulting from a decline in the market value of equity securities held in rabbi trusts.
•Gains on sales of securities available for sale, net, decreased to a net loss due to the decision by management to sell certain available for sale securities during the year ended December 31, 2022, a portion of which were acquired in connection with our acquisition of Century and were in a net unrealized loss position at the time of sale.
•Net gains resulting from the sale of mortgage loans held for sale decreased due to a reduction in the volume of our mortgage loan sales on the secondary market which was primarily due to rising market rates of interest.
•Service charges on deposit accounts increased primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity. The increased customer deposit activity is primarily attributable to our acquisition of Century.
•Insurance commissions increased due to an increase in recurring commission income which was attributable to recent insurance agency acquisitions. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K for additional discussion of such agency acquisitions.

Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	For the Year Ended December 31,		Change		Century Merger & Acquisition Expenses (1)	Change Excluding Merger & Acquisition Expenses (1)
	2022	2021	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$298,186	$295,916	$2,270	0.8%	$15,947	$18,217
Office occupancy and equipment	40,764	40,465	299	0.7%	7,198	7,497
Data processing	57,273	50,839	6,434	12.7%	1,286	7,720
Professional services	16,814	21,879	(5,065)	(23.2)%	9,223	4,158
Marketing	9,540	8,741	799	9.1%	—	799
Loan expenses	6,384	9,114	(2,730)	(30.0)%	—	(2,730)
FDIC insurance	6,250	4,226	2,024	47.9%	—	2,024
Amortization of intangible assets	3,864	2,512	1,352	53.8%	—	1,352
Other	30,527	10,264	20,263	197.4%	1,802	22,065
Total noninterest expense	$469,602	$443,956	$25,646	5.8%	$35,456	$61,102
(1)We recorded merger and acquisition expenses of $35.5 million during the year ended December 31, 2021 related to our acquisition of Century. These merger and acquisition expenses were deducted from the corresponding financial statement line items in the above table to compute the related change excluding such expenses for purposes of the below discussion.
Noninterest expense increased by $25.6 million, or 5.8%, to $469.6 million during the year ended December 31, 2022 from $444.0 million during the year ended December 31, 2021. The increase was primarily due to the following financial statement line items (changes excluding merger and acquisition expenses included in such financial statement line items): an $18.2 million increase in salaries and employee benefits, a $22.1 million increase in other noninterest expenses, a $7.7 million increase in data processing, and a $7.5 million increase in office occupancy and equipment. Partially offsetting these increases was a decrease in merger and acquisition expenses of $35.2 million to $0.3 million during the year ended December 31, 2022 from $35.5 million during the year ended December 31, 2021.
•Salaries and employee benefits, excluding merger and acquisition expenses, increased primarily due to salaries and wages for newly hired employees and former employees of Century who were retained following the acquisition. In addition, share-based compensation, which is related to restricted stock awards (“RSAs”) granted in the fourth quarter of 2021 and second quarter of 2022 and awards of restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted in the first quarter of 2022, increased $10.3 million. The increase is due to a full year of expense recognized during the year ended December 31, 2022 related to RSAs granted in 2021 and a partial year of expense during the year ended December 31, 2022 related to RSAs, RSUs and PSUs granted in 2022. During the year ended December 31, 2021, we recognized expense related to RSAs for approximately one month as such awards were granted on November 30, 2021. As of December 31, 2021, we had not granted any awards of RSUs or PSUs. Lastly, our deferrals of loan origination-related costs decreased by $9.9 million, resulting in a corresponding increase in salaries and employee benefits expenses. These increases were partially offset by a decrease of $10.7 million in benefit expense related to our defined contribution supplemental executive retirement plan (“DC SERP”). Participant benefits are adjusted based upon deemed investment performance. Accordingly, such investments experienced a decline in value during the year ended December 31, 2022 resulting in a corresponding decrease in the related benefit expense.
•Other noninterest expenses, excluding merger and acquisition expenses, increased primarily due to a pension settlement-related expense recorded during the year ended December 31, 2022 of $12.0 million related to the Defined Benefit Plan. For additional information regarding this charge, refer to Note 17, “Employee Benefits” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K. Also contributing to the overall increase was an $2.2 million increase in liability insurance expense, which was primarily due to regular insurance rate premium increases and our acquisition of Century, which increased the number of our properties and, therefore, the scope of our required insurance coverage, a $1.9 million increase in customer bad check losses during the year ended December 31, 2022 compared to the year ended December 31,

2021, consistent with a nationwide increase in mail-based check fraud, and a $1.5 million increase in our provision for off-balance sheet credit exposures which was primarily due to an increase in unfunded loan commitments. Partially offsetting these items was a decrease of $3.3 million in legal expenses associated with the settlement of two putative consumer class action litigation matters related to overdraft and non-sufficient funds fees. The accrual for such expenses was initially recorded during the second quarter of 2021 and final settlement of the legal matters occurred during the first quarter of 2022. For additional information, refer to Note 18, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
•Data processing expenses, excluding merger and acquisition expenses, are primarily comprised of costs associated with the processing of customer transactions including loans and deposits and are partially impacted by fluctuations in related transaction volume. Such expenses increased during the year ended December 31, 2022 from the year ended December 31, 2021 primarily due to our acquisition of Century in the fourth quarter of 2021 which resulted in the acquisition of additional loan and deposit customers.
•Office occupancy and equipment, excluding merger and acquisition expenses, increased during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the addition of properties resulting from our acquisition of Century and which included a $2.1 million increase in depreciation expense, and lease impairment charges of $0.6 million, which were due to an early termination of a lease acquired from Century.
•Merger and acquisition expenses decreased $35.2 million to $0.3 million during the year ended December 31, 2022 from $35.5 million during the year ended December 31, 2021. In connection with our acquisition of Century, which we completed on November 12, 2021, we incurred merger and acquisition costs of $35.5 million during the year ended December 31, 2021. For additional information on our acquisition of Century, see Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Combined federal and state income tax provisions	$56,929	$34,047
Effective income tax rates	22.2%	18.0%
Blended statutory tax rate	28.1%	28.1%
Income tax expense increased by $22.9 million to $56.9 million in the year ended December 31, 2022 from $34.0 million in the year ended December 31, 2021. The increase in income tax expense was due primarily to higher pre-tax income during the year ended December 31, 2022 compared to the year ended December 31, 2021 and an increase in our effective income tax rate. The increase in our effective income tax rate was due primarily to a partial release of $11.3 million during the year ended December 31, 2021 related to a valuation allowance established as of December 31, 2020 against our charitable contribution carryover deferred tax asset in connection with our 2020 charitable contribution to the Eastern Bank Foundation compared to a release of $0.7 million during the year ended December 31, 2022. For additional information related to our income taxes see Note 12, “Income Taxes” and Note 14, “Low Income Housing Tax Credits and Other Tax Credit Investments” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Financial Position and Results of Operations of our Business Segments

	As of and for the Year Ended December 31,
	2022				2021
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(Dollars in thousands)
Net interest income	$568,054	$—	$—	$568,054	$429,827	$—	$—	$429,827
Provision for (release of) allowance for loan losses	17,925	—	—	17,925	(9,686)	—	—	(9,686)
Net interest income after provision for loan losses	550,129	—	—	550,129	439,513	—	—	439,513
Noninterest income	78,002	98,814	(655)	176,161	96,376	97,168	(389)	193,155
Noninterest expense	390,880	83,208	(4,486)	469,602	365,410	82,780	(4,234)	443,956
Income before income tax expense	237,251	15,606	3,831	256,688	170,479	14,388	3,845	188,712
Income tax expense	52,521	4,408	—	56,929	29,994	4,053	—	34,047
Net income	$184,730	$11,198	$3,831	$199,759	$140,485	$10,335	$3,845	$154,665
Total assets	$22,498,175	$215,190	$(66,507)	$22,646,858	$23,376,521	$204,768	$(69,161)	$23,512,128
Total liabilities	$20,192,632	$48,943	$(66,507)	$20,175,068	$20,125,218	$49,719	$(69,161)	$20,105,776
Banking Segment
•Interest and dividend income increased by $170.0 million, or 39.1%, to $605.2 million during the year ended December 31, 2022 from $435.2 million during the year ended December 31, 2021 which was primarily due to an increase in average interest-earning assets. Average interest-earning assets increased $4.9 billion, or 29.6%, to $21.6 billion for the year ended December 31, 2022 from $16.7 billion for the year ended December 31, 2021. The increase was primarily due to the acquisition of Century, which closed on November 12, 2021 and added approximately $6.6 billion in interest-earning assets. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Interest expense increased $31.8 million, or 596.3%, to $37.1 million during the year ended December 31, 2022 from $5.3 million during the year ended December 31, 2021 which was primarily due to increased rates paid on deposits which increased 17 basis points during the year ended December 31, 2022 compared to the year ended December 31, 2021. The overall change in average interest-bearing liabilities also contributed to the increase in interest expense and increased $4.2 billion, or 48.8%, to $12.7 billion for the year ended December 31, 2022 from $8.5 billion for the year ended December 31, 2021, with average total interest-bearing deposits, our largest category of average interest-bearing liabilities, growing $3.9 billion, or 46.2%, to $12.4 billion as of December 31, 2022 compared to $8.5 billion as of December 31, 2021. Average interest-bearing deposits increased primarily due to our acquisition of Century, which added $4.4 billion in interest-bearing deposits. Also contributing to the increase in average interest-bearing liabilities was average borrowings which increased $230.1 million to $256.6 million for the year ended December 31, 2022 from $26.5 million for the year ended December 31, 2021. The increase in borrowings was primarily to provide additional liquidity for the funding of loan growth. For additional discussion, refer to the earlier “Interest and Dividends” section.
•We recorded a provision for allowance for loan losses of $17.9 million for the year ended December 31, 2022, compared to a release of allowance for loan losses of $9.7 million for the year ended December 31, 2021. We determined a provision to be appropriate primarily due to overall increased loan balances during the year ended December 31, 2022. Comparatively, during the year ended December 31, 2021, following continued improvement in economic and credit conditions, we had determined that a release of the provision was necessary. For additional discussion, refer to the earlier “Provision for Loan Losses” section.
•Losses from investments held in rabbi trust accounts were $9.5 million for the year ended December 31, 2022 which represents a decrease of $18.7 million, or 201.9%, from income of $9.3 million for the year ended December 31, 2021. The decrease was primarily the result of an unfavorable mark-to-market adjustment on equity securities held in these accounts during the year ended December 31, 2022.
•Losses on sales of securities available for sale, net, were $3.2 million during the year ended December 31, 2022 which represents a decrease of $4.3 million from the year ended December 31, 2021, a period during which we recognized a net gain of $1.2 million. The net loss on sale was due to the decision by management to sell certain

AFS securities during the year ended December 31, 2022, the majority of which were acquired in connection with our acquisition of Century and were in a net unrealized loss position at the time of sale.
•Gains on sales of mortgage loans held for sale, net, were $0.2 million during the year ended December 31, 2022 which represents a decrease of $3.4 million from gains of $3.6 million during the year ended December 31, 2021. The decrease was primarily due to a reduction in the volume of our mortgage loan sales on the secondary market which was primarily due to rising market rates of interest.
•Partially offsetting the losses from investments held in rabbi trust accounts and losses on sales of securities available for sale during the year ended December 31, 2022 were service charges on deposit accounts which increased $6.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily as a result of increased corporate account analysis charges as a result of greater commercial deposit customer activity during the year ended December 31, 2022.
•Noninterest expense increased $25.5 million, or 7.0%, to $390.9 million during the year ended December 31, 2022 from $365.4 million during the year ended December 31, 2021. This increase was primarily due to an increase of $22.1 million in salaries and wages expense, a $10.4 million pension settlement-related expense during the year ended December 31, 2022 (representing the banking segment-only portion of the total settlement-related expense recognized), an increase of $10.3 million in share-based compensation, and an increase of $6.4 million in data processing expenses. Partially offsetting these increases was a decrease of $19.0 million in other compensation which was primarily attributable to decreased merger and acquisition-related expenses. For additional discussion, refer to the earlier “Noninterest Expense” section.
Insurance Agency Segment
•Noninterest income related to our insurance agency business increased by $1.6 million, or 1.7%, to $98.8 million during the year ended December 31, 2022 from $97.2 million during the year ended December 31, 2021 primarily due to increased commission income. For additional discussion, refer to the earlier “Noninterest Income” section.
•Noninterest expense related to our insurance agency business remained relatively consistent during the year ended December 31, 2021 compared to the year ended December 31, 2021 with a slight increase of $0.4 million, or 0.5%, to $83.2 million during the year ended December 31, 2022 from $82.8 million during the year ended December 31, 2021. The slight increase is primarily due to the previously mentioned pension settlement-related expense, of which $1.6 million related to the insurance agency segment.
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
Allowance for Loan Losses. Through December 31, 2021, the allowance for loan losses represented management’s best estimate of incurred probable losses in our loan portfolios based upon management’s assessment of various factors, including the risk characteristics of our loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs. Our methodology for determining the qualitative component through December 31, 2021 included an assessment of factors affecting the determination of incurred losses in the loan portfolio. Such factors included trends in economic conditions, loan growth, credit underwriting policy exceptions, regulatory and audit findings, and peer comparisons, among others. Upon adoption of ASU 2016-13, effective January 1, 2022, we changed our reserve methodology to estimate expected credit losses over the contractual life of loans and leases. The allowance for credit losses, or ACL, is established to provide for our current estimate of expected lifetime credit losses on loans measured at amortized cost and unfunded lending commitments at the balance sheet date and is established through a provision for credit losses charged to net income.
Management uses a methodology to systematically estimate the amount of expected lifetime losses in the portfolio. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. For commercial and industrial, commercial real estate, commercial construction and business banking portfolios, the quantitative model uses a loan rating system which is comprised of management’s determination of a financial asset’s probability of default (“PD”), loss given default (“LGD”) and exposure at default (“EAD”), which are derived from historical loss experience and other factors. For residential real estate, consumer home equity and other consumer portfolios, our quantitative model uses historical loss experience.
The quantitative model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts, one of the most significant judgments influencing the ACL, are incorporated into the estimate over a reasonable and supportable forecast period of eight quarters, beyond which is a reversion to our historical loss average which occurs over a period of four quarters.
Management’s estimate of the ACL as of December 31, 2022 was supported, in part, by Oxford Economic’s, December 2022 Baseline forecast (“the forecast”). The forecast assumed the U.S. economy will enter a recession in the second quarter of 2023, reflecting the combination of persistently high inflation, aggressive Federal Reserve monetary policy tightening, slower GDP activity, and weaker corporate earnings, all of which are expected to adversely impact consumers’ and businesses’ willingness to spend. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included continued low, but rising, unemployment rates which are expected to continue to rise until their peak in early 2024, and a peak-to-trough decline in GDP of 1.2%. Further, the forecast assumed that the FOMC will continue to raise interest rates into early 2023 following its December 2022 increase but then remain flat into early 2024. Changes in the economic forecast could significantly affect the estimated credit losses which could potentially lead to materially different reserve amounts from one reporting period to the next.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario were used. The downside scenario assumed the US economy will enter a recession in the first quarter of 2023 and experience a decline in GDP of 3.2% peak-to-trough. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $10.4 million as of December 31, 2022. The upside scenario assumed GDP growth of 1.4% in 2023, 1.9% in 2024 and sustained recovery. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $3.1 million as of December 31, 2022.
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
Pension and other Post Retirement Benefit Plans. For information regarding our pension and other postretirement benefit plans including our pension contributions, investment strategies, assumptions, the change in benefit obligation and related plan assets, pension funding requirements and future net benefit payments, refer to Note 2, “Summary of Significant Accounting Policies” and Note 17, “Employee Benefits” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Our defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected long-term rate of return on plan assets for our Qualified Defined Benefit Pension Plan (“Defined Benefit Plan”), a discount rate, lump sum conversion rates, compensation and benefit limitation increase assumptions, mortality rates of participants and expectation of mortality improvement. The expected long-term rate of return on plan assets that is utilized in determining Defined Benefit Plan pension expense is derived from periodic studies, which include a review of asset allocation strategies, investment policy, amount and types of expenses that will be paid from the Defined Benefit Plan, and the expected long-term return for the Defined Benefit Plan using recent forward looking capital market assumptions published by leading financial organizations. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

An investment policy study was completed for the Defined Benefit Pension Plan as of December 31, 2022. As a result of the study, it was determined that the weighted-average long-term rate of return on assets in effect at December 31, 2021 of 7.00%, should be increased to 7.50% at December 31, 2022.
Another key assumption in determining net pension expense is the assumed discount rate used to discount plan obligations. We estimate the assumed discount rate for all pension plans using a cash flow matching approach, which uses projected cash flows matched to spot rates along the Financial Times Stock Exchange (“FTSE”) above-median yield curve to determine the weighted-average discount rate for the calculation of the present value of cash flows. We apply the individual annual yield curve rates instead of the assumed discount rate to determine the service cost and interest cost, which more specifically links the cash flows related to service cost and interest cost to bonds maturing in their year of payment.
For our Defined Benefit Plan and the Non-Qualified Benefit Equalization Plan, the interest rates used to convert annuities to the actuarial equivalent lump sum amounts were selected based on the applicable segment rates under Internal Revenue Code Section 417(e) for the plan year beginning on November 1, 2022.
The Society of Actuaries (“SOA”) most recently issued mortality improvement tables during the year ended December 31, 2021. We reviewed our recent mortality experience and we determined our current mortality assumptions were appropriate to measure our pension plan obligations as of December 31, 2022.
Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to pension expense over future periods. The unamortized pre-tax actuarial loss on all of our pension plans was $99.0 million and $128.4 million at December 31, 2022 and December 31, 2021, respectively. The year-over-year change was primarily due to an increase in discount rate assumptions used for determining the benefit obligation and lump sum conversion rates.
The overfunded status of all of our pension plans improved during the year ended December 31, 2022 to $56.8 million from $44.5 million primarily due to: (i) the favorable effect of an increase in discount rates of $97.6 million; (ii) the favorable effect of an increase in lump sum conversion rates of $39.3 million; and (iii) changes in other actuarial assumptions and demographic data updates; partially offset by (iv) the unfavorable effect of increased service and interest costs of $4.6 million; and (v) actual pension plan investment returns less than expected of $127.0 million.
The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant:

	Effect on 2023 Pension Expense	Effect on December 31, 2022 Pension Benefit Obligation
	(in thousands)
25 basis point decrease in discount rate	$539	$7,786
25 basis point increase in discount rate	(519)	(7,472)
25 basis point decrease in expected rate of return on plan assets	1,005	N/A
25 basis point increase in expected rate of return on plan assets	(1,005)	N/A
25 basis point decrease in lump sum conversion rates	494	3,558
25 basis point increase in lump sum conversion rates	(472)	(3,404)
Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update modifies how an acquiring entity measures contract assets and contract liabilities of an acquiree in a business combination in accordance with Topic 606. The amendments in this update require the acquiring entity in a business combination to account for revenue contracts as if they had originated the contract and assess how the acquiree accounted for the contract under Topic 606. ASU 2021-08 improves comparability of recognition and measurement of revenue contracts with customers both before and after a business combination. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments with early adoption permitted. We expect the adoption of this standard will not have a material impact on our Consolidated Financial Statements.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments–Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The amendments in this update eliminate the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on vintage disclosures, referenced in ASC 326-20-50, to require disclosure of current-period gross write-offs by year of origination. This update supersedes the existing accounting guidance for TDRs in ASC 310-40 in its entirety and requires entities to evaluate all receivable modifications under existing accounting guidance in ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan. In addition to the elimination of TDR accounting guidance, entities that adopt this update will no longer consider renewals, modifications and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses. Further, if an entity employs a discounted cash flow method to calculate the allowance for credit losses, it will be required to use a post-modification-derived effective interest rate as part of its calculation. The update also requires new disclosures for receivables for which there has been a modification in their contractual cash flows resulting from borrowers experiencing financial difficulties. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities may elect to apply the updated guidance on TDR recognition and measurement by using a modified retrospective transition method. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. On January 1, 2023, we adopted this standard using the modified retrospective method with respect to the updated guidance on TDR recognition and measurement and the prospective approach with regard to the TDR and vintage disclosures. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
For a description of recent accounting pronouncements that may affect our financial position or results of operations, refer to Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Management of Market Risk
General. Market risk is the sensitivity of the net present value of assets and liabilities and/or income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. Interest rate sensitivity is the most significant market risk to which we are exposed. Interest rate risk is the sensitivity of the net present value of assets and liabilities and/or income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of income. Interest rate risk arises directly from our core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities and derivatives, as well as other effects. The primary goal of interest rate risk management is to control this risk within limits approved by the Risk Management Committee of our Board of Directors.
These limits reflect our tolerance for interest rate risk over both short-term and long-term horizons. We attempt to manage interest rate risk by identifying, quantifying, and where appropriate, hedging our exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. Our objective is to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary and within limits that management determines to be prudent, through the use of off-balance sheet hedging instruments including, but not limited to, interest rate swaps, floors and caps.
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then estimate what the net interest income would be for the same period under the assumption that market rates increase or decrease instantaneously by +200, +300, +400, -100 and -200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of market interest rates prevalent at December 31, 2021 precluded the modeling of certain falling rate scenarios. We do not model negative interest rate scenarios.

The tables below set forth, as of December 31, 2022 and 2021, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of December 31, 2022
Change in Interest Rates (basis points)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$528,247	(8.4)%
300	539,739	(6.4)%
200	552,231	(4.2)%
Flat	576,477	—%
(100)	585,728	1.6%
(200)	586,771	1.8%

	As of December 31, 2021
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$663,207	30.2%
300	624,384	22.6%
200	586,319	15.1%
Flat	509,379	—%
(100)	479,489	(5.9)%
(1)Assumes an immediate uniform change in interest rates at all maturities, except in the down 100 basis points scenario, where rates are floored at zero at all maturities.
As of December 31, 2022, our models, as indicated above, show a decline in our net interest income in rising rate scenarios and an increase in our net interest income in falling rate scenarios. In the rising rate scenarios, interest expense is expected to rise at a faster rate than interest income due, in part, to the extension of asset duration from our interest rate swap portfolio designated as cash flow hedges and the reduction of liability duration due to the increase in short term certificates of deposit and borrowings. Conversely, in the declining rate scenarios, the reduction in interest expense exceeds the reduction in interest income. The tables above indicate that at December 31, 2022 and December 31, 2021, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced a 4.2% decrease and a 15.1% increase, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 100 basis points decrease in interest rates, we would have experienced a 1.6% increase and a 5.9% decrease at December 31, 2022 and December 31, 2021, respectively, in net interest income, on an FTE basis. We also modeled an instantaneous 200 basis point decrease in interest rates at December 31, 2022, the results of which showed we would have experienced a 1.8% increase in net interest income, on an FTE basis. We did not model an instantaneous 200 basis points decrease in interest rates at December 31, 2021 given the relatively low level of interest rates. Management may use investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates. For additional information related to our interest rate derivative financial instruments, see Note 19, “Derivative Financial Instruments” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The table below represents an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+200, +300, +400 basis points and -100, -200 basis points) at December 31, 2022 and (+200, +300, +400 basis points and -100 basis points) December 31, 2021. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. The relatively low level of interest rates prevalent at December 31, 2021 precluded the modeling of certain falling rate scenarios, including negative interest rates.
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines and by affecting the amount of unrealized gains and losses from securities held in rabbi trusts which are partially offset by a corresponding but opposite impact to the amount of employee benefit expense associated with the change in value of plan assets.
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points)	Estimated EVE (2)	As of December 31, 2022		EVE as a Percentage of Total Assets (3)
		Estimated Increase (Decrease) in EVE from Level
		Amount	Percent
	(Dollars in thousands)
400	$3,691,963	$(691,696)	(15.8)%	18.48%
300	3,834,512	(549,147)	(12.5)%	18.72%
200	4,007,265	(376,394)	(8.6)%	19.04%
Flat	4,383,659	—	—	19.66%
(100)	4,527,743	144,084	3.3%	19.74%
(200)	4,620,994	237,335	5.4%	19.61%

Change in Interest Rate (basis points) (1)	Estimated EVE (2)	As of December 31, 2021		EVE as a Percentage of Total Assets (3)
		Estimated Increase (Decrease) in EVE from Level
		Amount ($)	Percent (%)
	(Dollars in thousands)
400	$4,573,359	$27,408	0.6%	21.30%
300	4,565,019	19,068	0.4%	20.80%
200	4,589,035	43,084	0.9%	20.39%
Flat	4,545,951	—	—	17.06%
(100)	4,270,433	(275,518)	(6.1)%	17.75%
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities, subject to market conditions. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are unencumbered cash and due from banks and securities classified as available for sale, which could be liquidated, subject to market conditions. In the future, our liquidity position will be affected by the level of customer deposits and payments, as well as acquisitions, dividends, and share repurchases in which we may engage. For the next twelve months, we believe that our existing resources, including our capacity to use brokered deposits and wholesale borrowings, will be sufficient to meet the liquidity and capital requirements of our operations. We may elect to raise additional capital through the sale of additional equity or debt financing to fund business activities such as strategic acquisitions, share repurchases, or other purposes beyond the next twelve months.
At December 31, 2022, we had $169.5 million of cash and cash equivalents, a decrease of $1.1 billion from $1.2 billion at December 31, 2021. The reduction in cash levels was due primarily to a $1.3 billion increase in total loans, on a gross basis, and a $654.0 million decrease in total deposits. Advances from the FHLBB were used to support ongoing operations and totaled $704.1 million at December 31, 2022.
We participate in the IntraFi Network, which allows us to provide access to multi-million dollar FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At December 31, 2022, we had no IntraFi Network one-way sell deposits. At December 31, 2021, we had $520.5 million of IntraFi Network one-way sell deposits. At December 31, 2022, we had repurchased $665.0 million of previously sold reciprocal deposits. At December 31, 2021, no amounts were repurchased of previously sold reciprocal deposits. The additional capacity of $520.5 million at December 31, 2021 was considered a source of liquidity.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At December 31, 2022, we had $704.1 million in outstanding advances and the ability to borrow up to an additional $2.0 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At December 31, 2022, we had a $538.9 million collateralized line of credit from the Federal Reserve Bank of Boston with no outstanding balance. In addition, we are able to acquire brokered deposits at our discretion to raise additional funds. At December 31, 2022, we had $928.6 million in brokered certificates of deposit of which $40.5 million were IntraFi Network deposits and which are excluded from the Intrafi Network reciprocal deposits shown in the table below.
Sources of Liquidity

	As of December 31,
	2022		2021
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi Network reciprocal deposits	$664,971	$—	$—	$520,461
Brokered certificates of deposit (1)	928,648	—	—	—
Federal Home Loan Bank (2)	704,084	1,976,166	14,020	1,839,540
Federal Reserve Bank of Boston (3)	—	538,894	—	456,148
Total	$2,297,703	$2,515,060	$14,020	$2,816,149
(1)The additional borrowing capacity has not been assessed for this category.
(2)As of December 31, 2022 and December 31, 2021, loans have been pledged to the FHLBB with a carrying value of $3.9 billion and $2.6 billion, respectively, to secure our total borrowing capacity.
(3)Loans with a carrying value of $1.1 billion and $0.8 billion at December 31, 2022 and 2021, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At December 31, 2022 and 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. For additional information regarding our regulatory capital requirements, refer to Note 16, “Minimum Regulatory Capital Requirements” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. The amounts below assume the contractual obligations and commitments will run through the end of the applicable term and, as such, do not include early termination fees or penalties where applicable.
The following table summarizes our short-term (e.g. maturity of one year or less) and long-term (e.g. maturity of greater than one year) contractual obligations, other commitments and contingencies at December 31, 2022.

	One Year or Less	After One Year	Total
	(In thousands)
Commitments to extend credit (1)	$977,827	$4,702,611	$5,680,438
Standby letters of credit	59,126	6,028	65,154
Operating lease obligations	14,858	28,212	43,070
FHLB advances	691,297	12,787	704,084
Forward commitments to sell loans	10,008	—	10,008
Total	$1,753,116	$4,749,638	$6,502,754
(1)Unused commitments that are deemed to be unconditionally cancellable are included in the less than one year category in the above table. Commitments to extend credit was comprised of $3.4 billion of commitments under commercial loans and lines of credit (including $713.3 million of unadvanced portions of construction loans), $2.0 billion of commitments under home equity loans and lines of credit, $198.6 million in overdraft coverage commitments, $24.9 million of unfunded commitments related to residential real estate loans and $56.1 million in other consumer loans and lines of credit as of December 31, 2022.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is included in Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management of Market Risk.”

ITEM 8. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastern Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastern Bankshares, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-13

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments. See below for discussion of our related critical audit matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for loan losses

Description of the matter
The Company’s loan portfolio totaled $13.6 billion as of December 31, 2022. As of December 31, 2022, management established an allowance for loan losses of $142.2 million. As described in Note 2 and Note 5 to the consolidated financial statements, the Company uses its allowance methodology to systematically estimate the amount of expected lifetime losses in the loan portfolio. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model based on management’s determination of a loan’s probability of default, loss given default and exposure at default, which are derived from the Company’s historical loss experience, industry loss experience and other factors, adjusted for economic forecasts. The quantitative model is combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output.

Auditing the Company’s allowance for loan losses was complex due to the quantitative modeling used and involved subjective judgment to evaluate management’s assessment of qualitative factors in determining adjustments to the quantitative model output.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s allowance for loan losses process, which included, among others, controls over the appropriateness of the methodology, the development, operation and monitoring of the quantitative model, management’s review of the qualitative adjustments to the quantitative model output and overall model result.

With the assistance of EY Specialists, we tested management’s quantitative model including evaluating the model validation procedures performed over conceptual soundness of model methodology, assessing model governance policies and procedures, and assessing the conceptual soundness of the Company’s qualitative factor framework utilized in determining the overall allowance for loan losses.

To test the qualitative risk factors, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate. We tested the completeness, accuracy and relevance of the underlying data used to estimate the qualitative adjustments. We evaluated whether qualitative adjustments were reasonable based on changes in economic conditions, the loan portfolio, management’s policies and procedures, external legal and regulatory factors, and lending personnel. We tested whether management’s final qualitative factor weighting was consistent with the external and internal evidence obtained. Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the qualitative adjustments to validate that management’s considerations were appropriate. Additionally, we performed an analysis examining quarter-over-quarter changes to the Company’s qualitative factor adjustments to test reasonableness and timing of changes to the Company’s qualitative factors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Boston, Massachusetts
February 24, 2023

EASTERN BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except per share data)	2022	2021
ASSETS
Cash and due from banks	$106,040	$144,634
Short-term investments	63,465	1,087,158
Cash and cash equivalents	169,505	1,231,792
Securities:
Available for sale (amortized cost $7,825,435 and $8,587,179, respectively)	6,690,778	8,511,224
Held to maturity (fair value $423,226 and $—, respectively)	476,647	—
Total securities	7,167,425	8,511,224
Loans held for sale	4,543	1,206
Loans:
Commercial and industrial	3,150,946	2,960,527
Commercial real estate	5,155,323	4,522,513
Commercial construction	336,276	222,328
Business banking	1,090,492	1,334,694
Residential real estate	2,460,849	1,926,810
Consumer home equity	1,187,547	1,100,153
Other consumer	194,098	214,485
Total loans	13,575,531	12,281,510
Allowance for loan losses	(142,211)	(97,787)
Unamortized premiums, net of unearned discounts and deferred fees, net of costs	(13,003)	(26,442)
Net loans	13,420,317	12,157,281
Federal Home Loan Bank stock, at cost	41,363	10,904
Premises and equipment	62,656	80,984
Bank-owned life insurance	160,790	157,091
Goodwill and other intangibles, net	661,126	649,703
Deferred income taxes, net	331,648	76,535
Prepaid expenses	165,900	179,330
Other assets	461,585	456,078
Total assets	$22,646,858	$23,512,128
LIABILITIES AND EQUITY
Deposits:
Demand	$6,240,637	$7,020,864
Interest checking accounts	4,568,122	4,478,566
Savings accounts	1,831,123	2,077,495
Money market investment	4,710,095	5,525,005
Certificates of deposit	1,624,382	526,381
Total deposits	18,974,359	19,628,311
Borrowed funds:
Short-term Federal Home Loan Bank advances	691,297	17
Escrow deposits of borrowers	22,314	20,258
Interest rate swap collateral funds	14,430	—
Long-term Federal Home Loan Bank advances	12,787	14,003
Total borrowed funds	740,828	34,278
Other liabilities	459,881	443,187
Total liabilities	20,175,068	20,105,776
Commitments and contingencies (see Note 18)	—	—
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized; 176,172,073 and 186,305,332 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,762	1,863
Additional paid in capital	1,649,141	1,835,241
Unallocated common shares held by the Employee Stock Ownership Plan	(137,696)	(142,709)
Retained earnings	1,881,775	1,768,653
Accumulated other comprehensive income, net of tax	(923,192)	(56,696)
Total shareholders’ equity	2,471,790	3,406,352
Total liabilities and shareholders’ equity	$22,646,858	$23,512,128
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$476,041	$367,585	$372,152
Taxable interest and dividends on available for sale securities	118,690	58,312	31,825
Non-taxable interest and dividends on available for sale securities	7,179	7,376	7,588
Interest on federal funds sold and other short-term investments	3,271	1,886	1,757
Interest and dividends on trading securities	—	—	6
Total interest and dividend income	605,181	435,159	413,328
Interest expense:
Interest on deposits	28,621	5,167	11,315
Interest on borrowings	8,506	165	762
Total interest expense	37,127	5,332	12,077
Net interest income	568,054	429,827	401,251
Provision for (release of) allowance for loan losses	17,925	(9,686)	38,800
Net interest income after provision for (release of) loan losses	550,129	439,513	362,451
Noninterest income:
Insurance commissions	99,232	94,704	94,495
Service charges on deposit accounts	30,392	24,271	21,560
Trust and investment advisory fees	23,593	24,588	21,102
Debit card processing fees	12,644	12,118	10,277
Interest rate swap income (losses)	6,009	5,634	(1,381)
(Losses) income from investments held in rabbi trusts	(10,762)	10,217	10,337
Losses on trading securities, net	—	—	(4)
Gains on sales of mortgage loans held for sale, net	248	3,605	7,066
(Losses) gains on sales of securities available for sale, net	(3,157)	1,166	288
Other	17,962	16,852	14,633
Total noninterest income	176,161	193,155	178,373
Noninterest expense:
Salaries and employee benefits	298,186	295,916	261,827
Office occupancy and equipment	40,764	40,465	33,796
Data processing	57,273	50,839	45,259
Professional services	16,814	21,879	16,445
Charitable contributions	—	—	95,272
Marketing	9,540	8,741	8,879
Loan expenses	6,384	9,114	9,184
FDIC insurance	6,250	4,226	3,734
Amortization of intangible assets	3,864	2,512	2,857
Other	30,527	10,264	27,670
Total noninterest expense	469,602	443,956	504,923
Income before income tax expense	256,688	188,712	35,901
Income tax expense	56,929	34,047	13,163
Net income	$199,759	$154,665	$22,738
Basic earnings per share	$1.21	$0.90	$0.13
Diluted earnings per share	$1.21	$0.90	$0.13
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$199,759	$154,665	$22,738
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(821,570)	(104,258)	23,874
Net change in fair value of cash flow hedges	(57,520)	(22,454)	14,191
Net change in other comprehensive income for defined benefit postretirement plans	12,594	15,782	60,016
Total other comprehensive (loss) income	(866,496)	(110,930)	98,081
Total comprehensive (loss) income	$(666,737)	$43,735	$120,819
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2019	—	$—	$—	$1,644,000	$(43,847)	$—	$1,600,153
Cumulative effect accounting adjustment (1)	—	—	—	(1,131)	—	—	(1,131)
Net income	—	—	—	22,738	—	—	22,738
Other comprehensive income, net of tax	—	—	—	—	98,081	—	98,081
Proceeds of stock offering and issuance of common shares (net of costs of $28.9 million)	179,287,828	1,793	1,762,187	—	—	—	1,763,980
Issuance of common shares donated to the Eastern Bank Foundation	7,470,326	75	91,212	—	—	—	91,287
Purchase of common shares by the ESOP (14,940,652 shares)	—	—	—	—	—	(149,407)	(149,407)
ESOP shares committed to be released	—	—	669	—	—	1,682	2,351
Balance at December 31, 2020	186,758,154	1,868	1,854,068	1,665,607	54,234	(147,725)	3,428,052
Dividends to common shareholders	—	—	—	(51,619)	—	—	(51,619)
Repurchased common stock	(1,135,878)	(12)	(23,212)	—	—	—	(23,224)
Issuance of restricted stock awards	683,056	7	(7)	—	—	—	—
Net income	—	—	—	154,665	—	—	154,665
Other comprehensive income, net of tax	—	—	—	—	(110,930)	—	(110,930)
ESOP shares committed to be released	—	—	4,392	—	—	5,016	9,408
Balance at December 31, 2021	186,305,332	1,863	1,835,241	1,768,653	(56,696)	(142,709)	3,406,352
Cumulative effect accounting adjustment (2)	—	—	—	(20,098)	—	—	(20,098)
Dividends to common shareholders	—	—	—	(66,539)	—	—	(66,539)
Repurchased common stock	(10,112,272)	(101)	(201,517)	—	—	—	(201,618)
Issuance of restricted stock awards	31,559	1	(1)	—	—	—	—
Unvested restricted stock awards forfeited and subsequently cancelled	(52,546)	(1)	1				—
Share-based compensation	—	—	10,507	—	—	—	10,507
Net income	—	—	—	199,759	—	—	199,759
Other comprehensive income, net of tax	—	—	—	—	(866,496)	—	(866,496)
ESOP shares committed to be released	—	—	4,910	—	—	5,013	9,923
Balance at December 31, 2022	176,172,073	$1,762	$1,649,141	$1,881,775	$(923,192)	$(137,696)	$2,471,790
(1)Represents cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2016-02 Leases. The transition adjustment to the opening balance of retained earnings on January 1, 2020 amounted to $1.1 million, net of tax, related to an incremental accrued rent adjustment calculated as a result of electing the hindsight practical expedient.
(2)Represents gross transition adjustment amount of $28.0 million, net of taxes of $7.9 million, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2016-13 Financial Instruments–Credit Losses on Financial Instruments and relevant amendments. Refer to Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in this Item 8 in this Annual Report on Form 10-K for additional discussion.
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Operating activities
Net income	$199,759	$154,665	$22,738
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (release of) allowance for loan losses	17,925	(9,686)	38,800
Depreciation and amortization	14,957	14,479	15,827
Accretion of deferred loan fees and premiums, net	(1,441)	(27,991)	(14,574)
Deferred income tax expense (benefit)	6,023	(5,313)	(20,359)
Amortization of investment security premiums and discounts, net	18,274	16,713	5,585
Right-of-use asset amortization	13,016	12,703	12,082
Share-based compensation	10,507	—	—
Increase in cash surrender value of bank-owned life insurance	(3,699)	(2,348)	(2,188)
Loss (gain) on life insurance benefits	663	(1,813)	(174)
Loss (gain) on sales of securities available for sale, net	3,157	(1,166)	(288)
(Gain) loss on sales of bank premises and equipment, net	(1,412)	4,715	73
Loss on lease termination/modification, net	593	2,182	—
Amortization of gains from terminated interest rate swaps	(10,193)	(31,234)	(15,889)
ESOP expense	9,923	9,408	2,351
Issuance of common shares donated to the Eastern Bank Foundation (1)	—	—	91,287
Other	17	(526)	(587)
Change in:
Trading securities	—	—	961
Loans held for sale	(3,354)	(47)	(1,133)
Prepaid pension expense	4,338	1,130	(24,055)
Other assets	823	61,501	(89,590)
Other liabilities	(49,934)	(22,882)	48,984
Net cash provided by operating activities	229,942	174,490	69,851
Investing activities
Proceeds from sales of securities available for sale	431,193	23,798	9,097
Proceeds from maturities and principal paydowns of securities available for sale	1,049,522	939,575	452,392
Purchases of securities available for sale	(740,770)	(3,323,893)	(2,111,773)
Proceeds from maturities and principal paydowns of securities held to maturity	17,399	—	—
Purchases of securities held to maturity	(493,678)	—	—
Proceeds from sale of Federal Home Loan Bank stock	63,715	6,692	749
Purchases of Federal Home Loan Bank stock	(94,174)	(2,101)	(527)
Contributions to low income housing tax credit investments	(19,487)	(11,379)	(12,372)
Contributions to other equity investments	(788)	(2,519)	(4,395)
Distributions from other equity investments	1,170	337	201
Proceeds from life insurance policies	20,446	—	1,347
Net (increase) decrease in outstanding loans, excluding loan purchases	(926,255)	380,807	(719,041)
Purchases of loans	(380,234)	—	—
Acquisitions, net of cash and cash equivalents acquired	(13,400)	(13,439)	(1,363)
Purchased banking premises and equipment, net	(8,627)	(5,728)	(5,144)
Proceeds from sale of bank premises and equipment	17,313	21,981	—
Proceeds from sale of other real estate owned	—	125	646
Net cash used in investing activities	(1,076,655)	(1,985,744)	(2,390,183)
Financing activities
Net (decrease) increase in demand, savings, interest checking, and money market investment deposit accounts	(1,751,953)	1,155,868	2,674,672
Net increase (decrease) in time deposits	1,098,001	(58,144)	(70,280)
Net increase (decrease) in borrowed funds	706,550	2,580	(207,346)
Repayment of acquired subordinated debentures (3)	—	(36,277)	—
Contingent consideration paid	(668)	(263)	(165)
Proceeds from issuance of common shares	—	—	1,792,878
Purchase of shares by the ESOP	—	—	(149,407)

Payment of deferred offering costs	—	—	(28,552)
Payments for repurchases of common stock	(201,618)	(23,224)	—
Dividends declared and paid to common shareholders	(65,886)	(51,564)	—
Net cash (used in) provided by financing activities	(215,574)	988,976	4,011,800
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,062,287)	(822,278)	1,691,468
Cash, cash equivalents, and restricted cash at beginning of period	1,231,792	2,054,070	362,602
Cash, cash equivalents, and restricted cash at end of period	$169,505	$1,231,792	$2,054,070
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid	$35,241	$5,354	$13,684
Income taxes	41,751	43,299	35,128
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$55,233	$28,291	$25,816
Net decrease in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements (see Note 8, “Leases” within the Notes to the Consolidated Financial Statements)	14,836	—	—
Maturity of acquired securities sold under agreements to repurchase (2)	—	274,982	—
Initial recognition of operating lease right-of-use assets upon adoption of ASU 2016-02	—	—	92,948
Initial recognition of operating lease liabilities upon adoption of ASU 2016-02	—	—	96,426
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
Certain previously reported amounts have been reclassified to conform to the current year’s presentation which includes:

•Certain loan servicing-related costs have been reclassified from professional services to loan expense; and
•Operational losses have been reclassified to other non-interest expense.
2. Summary of Significant Accounting Policies
Use of Estimates
In preparing the Consolidated Financial Statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods reported. Actual results could differ from those estimates based on changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, valuation and fair value measurements, allowance for credit losses on investment securities, the liabilities for benefit obligations (particularly pensions), the provision for income taxes and impairment of goodwill and other intangibles.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and amounts due from banks, federal funds sold, and other short-term investments including restricted cash pledged, all of which have an original maturity of 90 days or less. Cash and cash equivalents includes $1.0 million and $21.3 million of restricted cash pledged as collateral at December 31, 2022 and 2021, respectively, which for purposes of the Company’s Consolidated Statements of Cash Flows, is included in cash, cash equivalents and restricted cash.
Securities
Debt securities are classified at the time of purchase as either “trading,” “available for sale” (“AFS”) or “held to maturity” (“HTM”). Equity securities are measured at fair value with changes in the fair value recognized through net income. Debt securities that are bought and held principally for the purpose of resale in the near term are classified as trading securities and recorded at fair value, with subsequent changes in fair value included in net income. Debt securities that the Company has the positive intent and the ability to hold to maturity are classified as HTM securities and recorded at amortized cost.
Debt securities not classified as either trading or HTM are classified as AFS and recorded at fair value, with changes in fair value excluded from net income and reported in other comprehensive income, net of related tax. Amortization of premiums and accretion of discounts are computed using the effective interest rate method.
ASU 2016-13 made targeted changes to ASC 320 to eliminate the concept of “other than temporary” from the impairment loss estimation model for AFS securities. A summary of the changes made by the Company to the existing impairment model (previously referred to as the “OTTI” model) as a result of adoption of ASU 2016-13 is as follows:
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
The Company’s AFS securities are carried at fair value. For AFS securities in an unrealized loss position, management will first evaluate whether there is intent to sell a security, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security’s amortized cost basis to fair value through income. For those AFS securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. federal government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, an allowance for credit losses will be established, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.

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
Prior to the adoption of ASU 2016-13, management evaluated impaired securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warranted such evaluation. Consideration was given to the length of time and the extent to which the fair value was less than cost, current market conditions, the financial condition and near-term prospects of the issuer, performance of collateral underlying the securities, the ratings of the individual securities, the interest rate environment, the Company’s intent to sell the security or whether it was more likely than not that the Company would be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.
If a decline in fair value below the amortized cost basis of an investment was judged to be other than temporary, the investment was written down to fair value. The portion of the impairment related to credit losses was included in net income, and the portion of the impairment related to other factors was included in other comprehensive income.
Refer to Note 4, “Securities” for additional information regarding the measurement of impairment losses on AFS securities.
Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on HTM securities on a collective basis by major security type which, as of December 31, 2022, included government-sponsored residential and commercial mortgage-backed securities. Securities in the Company’s HTM portfolio are guaranteed by either the U.S. federal government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined that these securities have a zero loss expectation and therefore does not record an allowance for credit losses on these securities. The Company held no securities classified as HTM at December 31, 2021. Refer to Note 4, “Securities” for additional information regarding the measurement of credit losses on HTM securities.
Loans
Loans are reported at their principal amount outstanding, net of deferred loan fees and costs and any unearned discount or unamortized premium for acquired loans. Unearned discount and unamortized premium are accreted and amortized, respectively, to interest and dividend income on a basis that results in level rates of return over the terms of the loans. For originated loans, origination fees and related direct incremental origination costs are offset, and the resulting net amount is deferred and amortized over the life of the related loans using the effective interest method, assuming a certain level of prepayments. When loans are sold or repaid, the unamortized fees and costs are recorded to interest and dividend income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on non-accrual status. For acquired loans, interest income is also accrued based upon the daily principal amount outstanding and is adjusted further by the accretion of any discount or amortization of any premium associated with the loan.
Non-performing Loans (“NPLs”)
Non-accrual Loans
Interest accruals are generally discontinued when management has determined that the borrower may be unable to meet contractual obligations and/or when loans are 90 days or more past due. Exceptions may be made if management believes that collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest. When a loan is placed on non-accrual, all interest previously accrued but not collected is reversed against current period income and amortization of deferred loan fees and costs is discontinued. Interest received on non-accrual loans is either applied against principal or reported as income according to management’s judgment as to the collectability of principal. Non-accrual loans may be returned to an accrual status when principal and interest payments are no longer delinquent, and the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectability of principal and interest. Loans are considered past due based upon the number of days delinquent according to their contractual terms. Non-accrual loans and loans that are more than 90 days past due but still accruing interest are considered NPLs.
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
The allowance for credit losses, or “ACL,” is established to provide for the Company’s current estimate of expected lifetime credit losses on loans measured at amortized cost and unfunded lending commitments at the balance sheet date and is established through a provision for credit losses charged to net income. Credit losses are charged directly to the ACL. Subsequent recoveries, if any, are credited to the ACL. Commercial and residential loans are charged-off in the period in which they are deemed uncollectible. Delinquent loans in these product types are subject to ongoing review and analysis to determine if a charge-off in the current period is appropriate. For consumer finance loans, policies and procedures exist that require charge-off consideration upon a certain triggering event depending on the product type. Charge-off triggers include: 120 days delinquent for automobile, home equity, and other consumer loans with the exception of cash reserve loans for which the trigger is 150 days delinquent; death of the borrower; or Chapter 7 bankruptcy. In addition to those events, the charge-off determination includes other loan quality indicators, such as collateral position and adequacy or the presence of other repayment sources.
The ACL is evaluated on a regular basis by management. Management uses a methodology to systematically estimate the amount of expected lifetime losses in the portfolio. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. For commercial and industrial, commercial real estate, commercial construction and business banking portfolios, the quantitative model uses a loan rating system which is comprised of management’s determination of a financial asset’s probability of default (“PD”), loss given default (“LGD”) and exposure at default (“EAD”), which are derived from both the Company’s and industry historical loss experience and other factors. For residential real estate, consumer home equity and other consumer portfolios, the Company’s quantitative model uses historical loss experience.
The quantitative model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company’s and/or industry historical loss average. Management has determined that a reasonable and supportable forecast period of eight quarters, and a straight-line reversion period of four quarters, are appropriate forecast periods for purposes of estimating expected credit losses. As described above, quantitative model results are adjusted for risk factors not considered within the model but which are relevant in estimating the expected credit losses within the loan portfolio. The qualitative risk factors impacting the expected risk of loss within the loan portfolio include the following:
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
In the ordinary course of business, the Company enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets.
Additionally, various regulatory agencies, as an integral part of the Company’s examination process, periodically assess the appropriateness of the allowance for credit losses and may require the Company to increase its allowance for loan losses or recognize further loan charge-offs, in accordance with GAAP.
Refer to Note 5, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of credit losses on loans receivable and off-balance sheet commitments to lend as of December 31, 2022. For comparative allowance for loan loss information for which ASC 450, “Contingencies” and ASC 310, “Receivables” were applied (i.e., prior to the Company’s adoption of the CECL methodology previously described), refer to Note 6, “Loans and Allowance for Loan Losses.”
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
Other Real Estate Owned
OREO consists of properties and other assets acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. OREO is recorded in other assets in the Consolidated Balance Sheets, on an individual asset basis at the fair value less estimated costs to sell on the date control is obtained. Any write-downs to the cost of the related asset upon transfer to OREO to reflect the asset at fair value less estimated costs to sell is recorded through the allowance for loan losses. The Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of December 31, 2022 and 2021, the Company’s OREO was immaterial.
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
Plan assets are invested in various investment funds and held at fair value which generally represents observable market prices. Pension liability is determined based on the actuarial cost method factoring in assumptions such as salary increases, expected retirement date, mortality rate, and employee turnover. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate (which is the rate at which the projected benefit obligation could be effectively settled as of the measurement date). The discount rate which is utilized is determined using the spot rate approach whereby the individual spot rates on the Financial Times and Stock Exchange (“FTSE”) above-median yield curve are applied to each corresponding year’s projected cash flow used to measure the respective plan’s service cost and interest cost. Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets, if applicable, based on the market value of assets and amortization of actuarial gains and losses. Net periodic benefit cost excluding service cost is included within other noninterest expense in the consolidated statements of income. Service cost for all plans except the ODRCP is included in salaries and employee benefits in the consolidated statements of income. Service cost for the ODRCP is included in professional services in the consolidated statements of income. The amortization of actuarial gains and losses for the DB SERP and ODRCP is determined using the 10% corridor minimum amortization approach and is taken over the average remaining future service of the plan participants for the ODRCP, and over the average remaining future life expectancy of plan participants for the DB SERP. The amortization of actuarial gains and losses for the Defined Benefit Plan and BEP is determined without using the 10% corridor minimum amortization approach and is taken over the average remaining future service of the plan participants. The overfunded or underfunded status of the plans is recorded as an asset or liability on the Consolidated Balance Sheets, with changes in that status recognized through other comprehensive income, net of related taxes. Funded status represents the difference between the projected benefit obligation of the plan and the market value of the plan’s assets.
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
Employee Stock Ownership Plan (“ESOP”)
ESOP shares are shown as a reduction of equity and are presented in the consolidated statements of shareholders’ equity as unallocated common stock held by ESOP. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are committed to be released, unallocated common stock held by ESOP is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital. The Company’s ESOP is classified as an internally leveraged plan as defined by ASC 718, “Compensation-Stock Compensation.” Accordingly, the loan receivable from the ESOP is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s consolidated balance sheet.
Share-Based Compensation
The Company measures share-based compensation on the grant date fair value on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award; the requisite service period. The Company uses various pricing models to estimate the fair value of stock awards granted. The Company measures the fair value of the restricted stock using the closing market price of the Company’s common stock on the date of grant. The Company records compensation expense equal to the grant date fair value of the Company’s restricted stock with a corresponding increase in equity. Reductions in compensation expense associated with forfeited awards are accounted for as incurred. Upon vesting, the tax effect of the difference between the fair value of the award and the recorded expense is recognized as a component of income tax expense. Refer to Note 17, “Employee Benefits” for additional information regarding the Company’s shares-based compensation plan.

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
Rabbi Trusts
The Company established rabbi trusts to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trusts are considered VIEs as the equity investment at risk is insufficient to permit the trust to finance its activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trusts as it has the power to direct the activities of the rabbi trusts that significantly affect the rabbi trust’s economic performance and it has the obligation to absorb losses of the rabbi trusts that could potentially be significant to the rabbi trusts by virtue of its contingent call options on the rabbi trust’s assets in the event of the Company’s bankruptcy. As the primary beneficiary of these VIEs, the Company consolidates the rabbi trust investments. In general, the rabbi trust investments and any earnings received thereon are accumulated, reinvested and used exclusively for trust purposes. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in the Company’s Consolidated Balance Sheets. Changes in fair value are recorded in noninterest income in the Consolidated Statements of Income. These rabbi trust assets are included within other assets in the Company’s Consolidated Balance Sheets.
Tax Credit Investment
Through a wholly-owned subsidiary, the Company was the sole member of a tax credit investment company through which it consolidated a community development entity (“CDE”) that was considered a VIE. The CDE was considered a VIE because as a group, the holders of the equity investment at risk lacked any of the characteristics of a controlling financial interest. The tax credit investment company was considered the primary beneficiary of the CDE as it had the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses of and the right to receive benefits from the VIE that potentially could be significant to the VIE. As of December 31, 2022, the Company no longer had a legal interest in this tax credit investment company.
Bank Owned Life Insurance
The Company holds bank-owned life insurance on the lives of certain participating executives, primarily as a result of mergers and acquisitions. The amount reported as an asset on the Consolidated Balance Sheets is the sum of the cash surrender values reported to the Company by the various insurance carriers. Certain policies are split-dollar life insurance policies whereby the Company recognizes a liability for the postretirement benefit related to the arrangement. This postretirement benefit is included in other liabilities on the Consolidated Balance Sheets.
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
Refer to Note 22, “Revenue from Contracts with Customers” for additional information regarding the Company’s insurance commissions.
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

Derivative Financial Instruments
Derivative instruments are carried at fair value in the Company’s Consolidated Financial Statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. At the inception of a hedge, the Company documents certain items, including, but not limited to, the following: the relationship between hedging instruments and hedged items, the Company’s risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions.
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
Common Share Repurchases
Shares repurchased by the Company under the Company's share repurchase program have been classified as authorized but unissued shares. The cost of shares repurchased by the Company has been accounted for as a reduction to common stock and additional paid in capital balances. Massachusetts state law calls for repurchased shares to be classified as authorized but unissued shares. U.S. GAAP states that the accounting for share repurchases shall conform to state law where applicable.
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
Recent Accounting Pronouncements
Until December 31, 2021, the Company had qualified as an emerging growth company under the Jumpstart Our Business Act of 2012 (“JOBS Act”) and had elected to defer the adoption of new or revised accounting standards until the earlier of the nonpublic company effective dates and the date on which the Company ceased to qualify as an emerging growth company.
Relevant standards that were recently issued but not yet adopted as of December 31, 2022:
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update modifies how an acquiring entity measures contract assets and contract liabilities of an acquiree in a business combination in accordance with Topic 606. The amendments in this update require the acquiring entity in a business combination to account for revenue contracts as if they had originated the contract and assess how the acquiree accounted for the contract under Topic 606. ASU 2021-08 improves comparability of recognition and measurement of revenue contracts with customers both before and after a business combination. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments–Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The amendments in this update eliminate the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on vintage disclosures, referenced in ASC 326-20-50, to require disclosure of current-period gross write-offs by year of origination. This update supersedes the existing accounting guidance for TDRs in ASC 310-40 in its entirety and requires entities to evaluate all receivable modifications under existing accounting guidance in ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan. In addition to the elimination of TDR accounting guidance, entities that adopt this update will no longer consider renewals, modifications and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses. Further, if an entity employs a discounted cash flow method to calculate the allowance for credit losses, it will be required to use a post-modification-derived effective interest rate as part of its calculation. The update also requires new disclosures for receivables for which there has been a modification in their contractual cash flows resulting from borrowers experiencing financial difficulties. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities may elect to apply the updated guidance on TDR recognition and measurement by using a modified retrospective transition method. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. On January 1, 2023, the Company adopted this standard using the modified retrospective method with respect to the updated guidance on TDR recognition and measurement and the prospective approach with regard to the TDR and vintage disclosures. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
Relevant standards that were adopted during the year ended December 31, 2022:
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
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This update addresses optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance applies only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships that exist as of December 31, 2022, for which an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. For public and nonpublic entities, the guidance is effective as of March 12, 2020 through December 31, 2022 and does not apply to contract modifications made after December 31, 2022. The Company performed a review its contracts and existing processes to assess the risks and potential impact of the transition away from LIBOR and noted no material impact to the Company’s Consolidated Financial Statements as of December 31, 2022.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). This update defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief of Topic 848. The adoption of this standard as of December 31, 2022 did not have a material impact on the Company's Consolidated Financial Statements.
3. Mergers and Acquisitions

On November 12, 2021, the Company completed its acquisition of Century Bancorp, Inc. (“Century”). Under the terms of the Merger Agreement, each holder of Century Class A and B common stock received a cash payment of $115.28 per share. The total consideration paid in the acquisition of Century was $641.9 million in cash. In connection with the acquisition, Century Bank and Trust Company, a wholly owned subsidiary of Century, was merged with and into the Bank. The acquisition added $7.1 billion to total assets, including goodwill and intangible assets, $2.9 billion to total loans, which included PCI loans totaling $67.3 million and $6.1 billion to total deposits, and added 29 full-service banking offices in Massachusetts, as of the date of closing.
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
The calculation of goodwill was subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties became available. As of December 31, 2022, the Company finalized its analysis of these assets and liabilities and no adjustments to the recorded carrying values were considered necessary.
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
Loans
Loans acquired in the Century acquisition were recorded at fair value, and there was no carryover of the allowance for loan losses. The fair value of the loans acquired from Century was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Management retained a third-party valuation specialist to assist with the determination of future credit losses, prepayments and a market-based discount rate, the results of which were reviewed by management. A fair value adjustment of $(13.3) million, reflecting a net discount, was recorded on the loans acquired in this transaction and was due primarily to anticipated credit loss, as well as considerations for liquidity and market interest rates.
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
Goodwill
The calculation of goodwill was subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties became available. As the Company finalized its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values could have been required. No adjustments were considered necessary in connection with this review. The goodwill is evaluated annually for impairment. The goodwill is not deductible for tax purposes.
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
Insurance Agency Acquisitions
During the year ended December 31, 2022, the Company completed acquisitions of two insurance agencies for cash consideration of $5.2 million and $8.2 million, respectively, for aggregate total cash consideration of $13.4 million. Both acquisitions were categorized as business combinations and were accounted for using the acquisition method. The following table summarizes the aggregate estimated fair value of the assets acquired and liabilities assumed for these acquisitions:

Acquisition Date Balance
(In thousands)
Assets acquired:
Customer list intangible	$6,120
Non-compete intangible	440
Other	40
Total assets acquired	6,600
Consideration:
Total cash paid	(13,400)
Contingent consideration	(1,926)
Other liabilities assumed	—
Total fair value of consideration	(15,326)
Goodwill	$8,726
In connection with these acquisitions, the Company recorded contingent consideration liabilities related to attainment of revenue targets over a period of time after the respective acquisition dates. The amounts of contingent consideration liabilities recorded were based upon management’s best estimate of possible outcomes as of the date of the respective acquisitions. The Company recorded contingent consideration liabilities of $0.7 million and $1.2 million and per the purchase agreements, the payouts ranged from $0 to $0.8 million and $0 to $1.4 million, respectively. During the year ended December 31, 2022, the Company did not have any material charges to expense or payments to adjust the acquisition-related contingent consideration liabilities recorded.
For tax purposes, the acquisitions were considered asset acquisitions and as such, the amortization of goodwill and intangible assets is deductible for tax purposes. Acquisition-related legal and professional fee costs of $0.3 million were charged to expense during the year ended December 31, 2022, and were included in the professional services line item of the consolidated statements of income. These acquisitions were not considered significant to the Company’s Consolidated Financial Statements and, therefore, pro forma data and certain other disclosures have been excluded.
During the year ended December 31, 2021, the Company completed acquisitions of two insurance agencies for cash consideration of $0.5 million and $3.9 million, respectively, for aggregate total cash consideration of $4.4 million. Both acquisitions were categorized as business combinations and were accounted for using the acquisition method. The following table summarizes the aggregate estimated fair value of the assets acquired and liabilities assumed for these acquisitions:

Acquisition Date Balance
(In thousands)
Assets acquired:
Customer list intangible	$1,860
Non-compete intangible	170
Other	133
Total assets acquired	2,163
Consideration:
Total cash paid	(4,354)
Contingent consideration	(449)
Other liabilities assumed	(355)
Total fair value of consideration	(5,158)
Goodwill	$2,995
In connection with one of these acquisitions, the Company recorded a contingent consideration liability related to attainment of revenue targets over a period of time after the acquisition date. The amount of contingent consideration liability recorded was based upon management’s best estimate of possible outcomes as of the date of acquisition. The Company recorded a contingent consideration liability of $0.4 million, and per the purchase agreement, the payout ranged from $0 to $0.5 million. During the year ended December 31, 2021, the Company did not have any material charges to expense or payments to adjust the acquisition-related contingent consideration liability recorded.

For tax purposes, the acquisitions were considered asset acquisitions and as such, the amortization of goodwill and intangible assets is deductible for tax purposes. Acquisition-related legal and professional fee costs of less than $0.1 million were charged to expense during the year ended December 31, 2021, and were included in the professional services line item of the Consolidated Statements of Income. These acquisitions were not considered significant to the Company’s Consolidated Financial Statements and, therefore, pro forma data and certain other disclosures have been excluded.
4. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, and fair value of available for sale securities as of the dates indicated were as follows:

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$4,855,763	$—	$(743,855)	$—	$4,111,908
Government-sponsored commercial mortgage-backed securities	1,570,119	—	(221,165)	—	1,348,954
U.S. Agency bonds	1,100,891	—	(148,409)	—	952,482
U.S. Treasury securities	99,324	—	(6,267)	—	93,057
State and municipal bonds and obligations	198,039	9	(14,956)	—	183,092
Other debt securities	1,299	—	(14)	—	1,285
	$7,825,435	$9	$(1,134,666)	$—	$6,690,778

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$5,577,292	$17,918	$(70,502)	$5,524,708
Government-sponsored commercial mortgage-backed securities	1,420,748	760	(12,640)	1,408,868
U.S. Agency bonds	1,202,377	1,067	(28,430)	1,175,014
U.S. Treasury securities	89,434	5	(834)	88,605
State and municipal bonds and obligations	263,910	16,460	(41)	280,329
Small Business Administration pooled securities	31,821	282	—	32,103
Other debt securities	1,597	—	—	1,597
	$8,587,179	$36,492	$(112,447)	$8,511,224
The Company did not record a provision for credit losses on any AFS securities during the year ended December 31, 2022. Accrued interest receivable on AFS securities totaled $12.9 million and $14.3 million as of December 31, 2022 and December 31, 2021, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on AFS securities during the year ended December 31, 2022. No AFS securities held by the Company were delinquent on contractual payments as of December 31, 2022, nor were any such securities placed on non-accrual status for the period then ended.
As of December 31, 2022 and 2021, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.

The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Gross realized gains from sales of AFS securities	$1,775	$1,166	$288
Gross realized losses from sales of AFS securities	(4,932)	—	—
Net (losses) gains from sales of AFS securities	$(3,157)	$1,166	$288
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
The resulting estimate of expected cash flows after considering credit was then subject to a present value computation using a discount rate equal to the current yield used to accrete the beneficial interest or the effective interest rate implicit in the security at the date of acquisition. If the present value of the estimated expected cash flows was less than the current amortized cost basis, an OTTI was considered to have occurred and the security was written down to the fair value indicated by the cash flow analysis. As part of the analysis, management considered whether it intended to sell the security or whether it was more than likely that it would be required to sell the security before the expected recovery of its amortized cost basis. There was no OTTI recorded during the years ended December 31, 2021 and 2020.
Information pertaining to AFS securities with gross unrealized losses as of December 31, 2022, for which the Company did not recognize a provision for credit losses under CECL, and as of December 31, 2021, for which the Company did not deem to be OTTI under its prior methodology, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	As of December 31, 2022
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	322	$42,196	$435,690	$701,659	$3,676,218	$743,855	$4,111,908
Government-sponsored commercial mortgage-backed securities	199	38,944	300,476	182,221	1,048,478	221,165	1,348,954
U.S. Agency bonds	37	645	4,145	147,764	948,337	148,409	952,482
U.S. Treasury securities	5	1,311	48,451	4,956	44,606	6,267	93,057
State and municipal bonds and obligations	237	14,942	179,614	14	225	14,956	179,839
Other debt securities	2	—	—	14	1,285	14	1,285
	802	$98,038	$968,376	$1,036,628	$5,719,149	$1,134,666	$6,687,525

	As of December 31, 2021
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	264	$70,502	$4,615,457	$—	$—	$70,502	$4,615,457
Government-sponsored commercial mortgage-backed securities	165	12,218	1,102,444	422	15,682	12,640	1,118,126
U.S. Agency bonds	27	2,169	191,222	26,261	794,353	28,430	985,575
U.S. Treasury securities	3	834	78,588	—	—	834	78,588
State and municipal bonds and obligations	11	41	5,436	—	—	41	5,436
	470	$85,764	$5,993,147	$26,683	$810,035	$112,447	$6,803,182
As of December 31, 2022, the Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of December 31, 2022. As it relates to AFS securities with gross unrealized losses as of December 31, 2021, the Company did not consider these investments to be OTTI under its prior methodology. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, and volatility of earnings.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the tables above by category are as follows as of December 31, 2022 and 2021:
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
•Other debt securities – This securities portfolio consists of two foreign debt securities which are performing in accordance with the terms of the respective contractual agreements. The decline in market value of these securities is attributable to changes in interest rates and not credit quality.
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, and fair value of HTM securities as of December 31, 2022 were as follows:

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$276,493	$—	$(30,150)	$—	$246,343
Government-sponsored commercial mortgage-backed securities	200,154	—	(23,271)	—	176,883
	$476,647	$—	$(53,421)	$—	$423,226
The Company held no HTM securities as of December 31, 2021.
The Company did not record a provision for estimated credit losses on any HTM securities during the year ended December 31, 2022. The accrued interest receivable on HTM securities totaled $1.0 million as of December 31, 2022 and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during the year ended December 31, 2022. No HTM securities held by the Company were delinquent on contractual payments as of December 31, 2022, nor were any such securities placed on non-accrual status for the period then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by scheduled contractual maturities as of dates indicated were as follows:

	As of December 31, 2022
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$21,221	$20,284	$727,908	$648,132	$4,106,634	$3,443,492	$4,855,763	$4,111,908
Government-sponsored commercial mortgage-backed securities	—	—	191,762	171,992	649,659	556,641	728,698	620,321	1,570,119	1,348,954
U.S. Agency bonds	—	—	877,371	767,464	223,520	185,018	—	—	1,100,891	952,482
U.S. Treasury securities	—	—	99,324	93,057	—	—	—	—	99,324	93,057
State and municipal bonds and obligations	213	209	22,100	21,283	42,554	40,970	133,172	120,630	198,039	183,092
Other debt securities	1,299	1,285	—	—	—	—	—	—	1,299	1,285
Total available for sale securities	1,512	1,494	1,211,778	1,074,080	1,643,641	1,430,761	4,968,504	4,184,443	7,825,435	6,690,778
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	276,493	246,343	276,493	246,343
Government-sponsored commercial mortgage-backed securities	—	—	—	—	200,154	176,883	—	—	200,154	176,883
Total held to maturity securities	—	—	—	—	200,154	176,883	276,493	246,343	476,647	423,226
Total	$1,512	$1,494	$1,211,778	$1,074,080	$1,843,795	$1,607,644	$5,244,997	$4,430,786	$8,302,082	$7,114,004

	As of December 31, 2021
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Government-sponsored residential mortgage-backed securities	$—	$—	$24,935	$25,962	$899,169	$892,029	$4,653,188	$4,606,717	$5,577,292	$5,524,708
Government-sponsored commercial mortgage-backed securities	—	—	139,095	137,755	387,177	378,414	894,476	892,699	1,420,748	1,408,868
U.S. Agency bonds	5,508	5,515	531,821	520,935	665,048	648,564	—	—	1,202,377	1,175,014
U.S. Treasury securities	40,010	40,001	49,424	48,604	—	—	—	—	89,434	88,605
State and municipal bonds and obligations	6,137	6,116	33,692	34,704	72,226	75,416	151,855	164,093	263,910	280,329
Small Business Administration pooled securities	—	—	4,062	4,092	—	—	27,759	28,011	31,821	32,103
Other debt securities	300	300	1,297	1,297	—	—	—	—	1,597	1,597
Total	$51,955	$51,932	$784,326	$773,349	$2,023,620	$1,994,423	$5,727,278	$5,691,520	$8,587,179	$8,511,224
Mortgage-backed securities include investments in securities that are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Mortgage-backed securities are purchased to achieve positive interest rate spread with minimal administrative expense, and to lower the Company’s credit risk. Mortgage-backed securities and callable securities are shown at their contractual maturity dates. However, both are expected to have shorter average lives due to expected prepayments and callable features, respectively. Included in the above maturity tables as of December 31, 2022 and 2021 were $0.9 billion, and $1.1 billion, respectively, of callable securities at fair value.
5. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	As of December 31,
	2022	2021
	(In thousands)
Commercial and industrial	$3,150,946	$2,960,527
Commercial real estate	5,155,323	4,522,513
Commercial construction	336,276	222,328
Business banking	1,090,492	1,334,694
Residential real estate	2,460,849	1,926,810
Consumer home equity	1,187,547	1,100,153
Other consumer (2)	194,098	214,485
Gross loans before unamortized premiums, unearned discounts and deferred fees and costs	13,575,531	12,281,510
Allowance for loan losses (1)	(142,211)	(97,787)
Unamortized premiums, net of unearned discounts and deferred fees, net of costs	(13,003)	(26,442)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees and costs	$13,420,317	$12,157,281

(1)The Company adopted ASU 2016-13 on January 1, 2022 with a modified retrospective approach. Accordingly, at December 31, 2022 the allowance for loan losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses” and ASC 310, “Receivables,” as amended. At December 31, 2021 the allowance for loan losses was determined in accordance with ASC 450, “Contingencies” and ASC 310, “Receivables.”
(2)Automobile loans are included in the other consumer portfolio above and amounted to $18.1 million and $53.3 million at December 31, 2022 and December 31, 2021, respectively.
There are no other loan categories that exceed 10% of total loans not already reflected in the preceding table.
The Company’s lending activities are conducted principally in the New England area with the exception of its Shared National Credit Program (“SNC Program”) portfolio and certain purchased loans. The Company participates in the SNC Program in an effort to improve its industry and geographical diversification. The SNC Program portfolio is included in the Company’s commercial and industrial portfolio. The SNC Program portfolio is defined as loan syndications with exposure over $100 million and with three or more lenders participating.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the FHLBB were $3.9 billion and $2.6 billion at December 31, 2022 and 2021, respectively. The balance of funds borrowed from the FHLBB were $704.1 million and $14.0 million at December 31, 2022 and 2021, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $1.1 billion and $784.0 million at December 31, 2022 and 2021, respectively. There were no funds borrowed from the FRB outstanding at December 31, 2022 and 2021.
Serviced Loans
At December 31, 2022 and 2021, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $84.0 million and $95.8 million, respectively.
Purchased Loans
The Company began purchasing mortgage loans during the year ended December 31, 2022. Loans purchased were subject to the same underwriting criteria as those loans originated directly by the Company. During the year ended December 31, 2022, the Company purchased $380.2 million of residential real estate loans.
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

The following table summarizes the change in the allowance for loan losses by loan category for the year ended December 31, 2022:

	For the Year Ended December 31, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$18,018	$52,373	$2,585	$10,983	$6,556	$3,722	$3,308	$242	$97,787
Cumulative effect of change in accounting principle (1)	11,533	(6,655)	1,485	6,160	13,489	1,857	(541)	(242)	27,086
Charge-offs	(269)	—	—	(2,292)	—	(1)	(2,269)	—	(4,831)
Recoveries	1,322	91	—	2,069	94	24	644	—	4,244
Provision (release)	(3,745)	8,921	3,015	(731)	7,990	852	1,623	—	17,925
Ending balance (2)	$26,859	$54,730	$7,085	$16,189	$28,129	$6,454	$2,765	$—	$142,211
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
(2)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $45.2 million at December 31, 2022.
The allowance for loan losses increased by $44.4 million to $142.2 million at December 31, 2022 from $97.8 million at December 31, 2021 and the allowance for loans losses as a percentage of total loans (“reserve rate”) increased by 25 basis points to 1.05% at December 31, 2022 from 0.80% at December 31, 2021. The increase was partially due to the $27.1 million transition adjustment recorded upon adoption of ASU 2016-13 which is further described above. The transition adjustment increased the allowance for loan losses to $124.9 million as of January 1, 2022 which resulted in an increase in the allowance for loans losses as a percentage of total loans (“reserve rate”) to 1.02% at that time based upon loan balances as of December 31, 2021. Subsequently, the allowance for loan losses increased by $17.3 million as of December 31, 2022 and the reserve rate increased three basis points to 1.05% at December 31, 2022. The increase in the reserve amount subsequent to the transition adjustment was primarily due to increased loan balances. The increase in the reserve rate subsequent to the transition adjustment was primarily due to changes in macroeconomic conditions. Management used the Oxford Economics Baseline forecast (“the forecast”) for each respective date in determining its estimate of current expected credit losses. The forecast at December 31, 2022 assumed a high likelihood of the U.S. economy entering a recession in the second quarter of 2023 while the forecast at December 31, 2021 assumed more stable economic conditions based upon facts and circumstances observed by management at that time. As a result of the more adverse forecasted economic conditions as of December 31, 2022, management determined that an increase to the reserve rate was appropriate.
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. Upon adoption of ASU 2016-13 on January 1, 2022, the Company recorded a transition adjustment related to the reserve for unfunded lending commitments of $1.0 million, resulting in a total reserve for unfunded lending commitments of $11.1 million as of January 1, 2022. As of December 31, 2022, the Company’s reserve for unfunded lending commitments was $13.2 million which is recorded within other liabilities.
Portfolio Segmentation

Management uses a methodology to systematically estimate the amount of expected losses in each segment of loans in the Company’s portfolio. Commercial and industrial business banking, investment commercial real estate, and commercial and industrial loans are evaluated based upon loan-level risk characteristics, historical losses and other factors which form the basis for estimating expected losses. Other portfolios, including owner occupied commercial real estate (which includes business banking owner occupied commercial real estate), commercial construction, residential mortgages, home equity and consumer loans, are analyzed as groups taking into account delinquency ratios, and the Company’s and peer banks’ historical loss experience. For the purposes of estimating the allowance for loan losses, management segregates the loan portfolio into loan categories that share similar risk characteristics such as the purpose of the loan, repayment source, and collateral. These characteristics are considered when determining the appropriate level of the allowance for each category. Some examples of these risk characteristics unique to each loan category include:
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of December 31, 2022:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$778,144	$479,317	$415,990	$199,865	$100,716	$639,825	$473,148	$50	$3,087,055
Special Mention	2,298	1,307	7,267	4,841	147	—	1,196	670	17,726
Substandard	294	4,954	2,644	46	2,598	7,854	485	346	19,221
Doubtful	—	5,249	—	—	—	23	3,254	—	8,526
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	780,736	490,827	425,901	204,752	103,461	647,702	478,083	1,066	3,132,528

Commercial real estate
Pass	1,510,675	825,620	586,567	581,840	461,296	1,006,160	52,590	4,187	5,028,935
Special Mention	—	—	771	4,204	15,366	12,255	—	—	32,596
Substandard	—	—	2,621	19,796	24,532	34,883	8,000	—	89,832
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	1,510,675	825,620	589,959	605,840	501,194	1,053,298	60,590	4,187	5,151,363

Commercial construction
Pass	91,397	178,648	28,956	20,767	—	—	12,130	—	331,898
Special Mention	—	—	2,361	—	—	—	—	—	2,361
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	91,397	178,648	31,317	20,767	—	—	12,130	—	334,259

Business banking
Pass	178,806	202,230	170,088	128,282	59,452	233,484	78,080	4,770	1,055,192
Special Mention	—	991	4,635	4,605	3,740	7,584	145	—	21,700

Substandard	—	3,482	1,424	2,663	570	7,505	2,230	221	18,095
Doubtful	—	—	—	181	—	70	—	—	251
Loss	—	—	—	—	—	—	—	—	—
Total business banking	178,806	206,703	176,147	135,731	63,762	248,643	80,455	4,991	1,095,238

Residential real estate
Current and accruing	761,442	696,959	382,262	99,494	66,702	434,720	—	—	2,441,579
30-89 days past due and accruing	4,652	5,470	1,245	2,762	2,951	11,646	—	—	28,726
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	144	1,491	1,015	7,100	—	—	9,750
Total residential real estate	766,094	702,429	383,651	103,747	70,668	453,466	—	—	2,480,055

Consumer home equity
Current and accruing	97,395	10,774	5,840	5,015	21,092	73,927	953,829	7,320	1,175,192
30-89 days past due and accruing	559	—	—	—	72	944	7,239	247	9,061
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	61	274	1,303	5,120	296	7,054
Total consumer home equity	97,954	10,774	5,840	5,076	21,438	76,174	966,188	7,863	1,191,307

Other consumer
Current and accruing	55,414	32,390	17,641	18,298	18,832	16,603	17,476	—	176,654
30-89 days past due and accruing	143	68	43	61	240	178	58	7	798
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	31	93	39	2	92	44	15	10	326
Total other consumer	55,588	32,551	17,723	18,361	19,164	16,825	17,549	17	177,778

Total	$3,481,250	$2,447,552	$1,630,538	$1,094,274	$779,687	$2,496,108	$1,614,995	$18,124	$13,562,528
(1)The amounts presented represent the amortized cost as of December 31, 2022 of revolving loans that were converted to term loans during the year ended December 31, 2022.
Paycheck Protection Program (“PPP”) loans are included within the unrated category of the commercial and industrial and business banking portfolios in the table above. Commercial and industrial PPP and business banking PPP loans amounted to $3.6 million and $6.2 million, respectively, at December 31, 2022. The Company does not have an allowance for loan losses for PPP loans as they are 100% guaranteed by the SBA.
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

The following tables show the age analysis of past due loans as of the dates indicated:

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$1,300	$385	$2,074	$3,759	$3,128,769	$3,132,528
Commercial real estate	—	—	—	—	5,151,363	5,151,363
Commercial construction	—	—	—	—	334,259	334,259
Business banking	6,642	845	3,517	11,004	1,084,234	1,095,238
Residential real estate	25,877	3,852	6,456	36,185	2,443,870	2,480,055
Consumer home equity	8,262	1,108	6,525	15,895	1,175,412	1,191,307
Other consumer	634	170	320	1,124	176,654	177,778
Total	$42,715	$6,360	$18,892	$67,967	$13,494,561	$13,562,528

	As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$45	$31	$1,672	$1,748	$2,958,779	$2,960,527
Commercial real estate	25,931	—	1,196	27,127	4,495,386	4,522,513
Commercial construction	—	—	—	—	222,328	222,328
Business banking	5,043	1,793	4,640	11,476	1,323,218	1,334,694
Residential real estate	17,523	3,511	5,543	26,577	1,900,233	1,926,810
Consumer home equity	3,774	1,510	4,571	9,855	1,090,298	1,100,153
Other consumer	1,194	548	889	2,631	211,854	214,485
Total	$53,510	$7,393	$18,511	$79,414	$12,202,096	$12,281,510
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of December 31, 2022				As of December 31, 2021
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (3)	Total Non-Accrual Loans	Amortized Cost of Loans >90 DPD and Still Accruing (2)	Total Non-Accrual Loans (1)	Recorded Investment >90 DPD and Still Accruing
	(In thousands)
Commercial and industrial	$3,270	$10,707	$13,977	$—	$12,400	$—
Commercial real estate	—	—	—	—	—	1,196
Commercial construction	—	—	—	—	—	—
Business banking	5,844	1,653	7,497	—	8,230	—
Residential real estate	9,750	—	9,750	—	6,681	769
Consumer home equity	7,054	—	7,054	—	4,732	25
Other consumer	326	—	326	—	950	—
Total non-accrual loans	$26,244	$12,360	$38,604	$—	$32,993	$1,990
(1)The amounts presented represent the recorded investment balance of loans as of December 31, 2021.
(2)“DPD” indicated in the table above refers to “days past due.”
(3)The loans on non-accrual status and without an ACL as of December 31, 2022, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.

The amount of interest income recognized on non-accrual loans during the year ended December 31, 2022 was not significant.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the year ended December 31, 2022 was insignificant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of both December 31, 2022 and December 31, 2021, the Company had collateral-dependent residential mortgage and home equity loans totaling $0.6 million.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of December 31, 2022 and December 31, 2021, the Company had collateral-dependent commercial loans totaling $16.2 million and $13.1 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both December 31, 2022 and December 31, 2021, the Company had no residential real estate held in other real estate owned (“OREO”). As of both December 31, 2022 and December 31, 2021, there were no mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
Troubled Debt Restructurings (“TDR”)
As described previously in Note 2, “Summary of Significant Accounting Policies,” in cases where a borrower experiences financial difficulty and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR. The process through which management identifies loans as TDR loans, the methodology employed to record any loan losses, and the calculation of any shortfall on collateral dependent loans, is also described within Note 2, “Summary of Significant Accounting Policies.”
In response to the novel coronavirus (“COVID-19”) pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the COVID-19 pandemic. Modifications granted to customers allowed for full payment deferrals (principal and interest) or deferral of only principal payments. These modifications with active deferrals met the criteria of either Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) or the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) at the time of such modification, and therefore are not deemed TDRs. Additionally, loans that are performing in accordance with the contractual terms of the modification are not reflected as being past due and therefore are not impacting non-accrual or delinquency totals as of December 31, 2022 and December 31, 2021. The Company continued to accrue interest on these COVID-19 modified loans and evaluated the deferred interest for collectability as of December 31, 2022 and December 31, 2021.
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

TDR loan information as of December 31, 2021 and the period then ended was prepared in accordance with GAAP effective for the Company as of December 31, 2021, or prior to the Company’s adoption of ASU 2016-13.
The following table shows the TDR loans on accrual and non-accrual status as of the dates indicated:

	As of December 31, 2022
	TDRs on Accrual Status		TDRs on Non-accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	2	$4,449	9	$11,317	11	$15,766
Business banking	11	4,124	22	2,101	33	6,225
Residential real estate	114	17,618	28	4,016	142	21,634
Consumer home equity	51	2,632	19	1,917	70	4,549
Other consumer	1	11	—	—	1	11
Total	179	$28,834	78	$19,351	257	$48,185

	As of December 31, 2021
	TDRs on Accrual Status		TDRs on Non-accrual Status		Total TDRs
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Commercial and industrial	1	$3,745	6	$9,983	7	$13,728
Commercial real estate	1	3,520	—	—	1	3,520
Business banking	5	3,830	3	383	8	4,213
Residential real estate	121	19,119	27	3,015	148	22,134
Consumer home equity	67	3,104	16	818	83	3,922
Other consumer	2	18	—	—	2	18
Total (1)	197	$33,336	52	$14,199	249	$47,535
(1)The amounts presented in the table above represent the recorded investment balance of loans as of December 31, 2021.
The amount of allowance for loan losses associated with the TDRs was $1.8 million and $3.4 million at December 31, 2022 and 2021, respectively. There were no additional commitments to lend to borrowers who have been party to a TDR as of December 31, 2022 and 2021.

The following tables show the modifications which occurred during the periods and the change in the recorded investment subsequent to the modifications occurring:

	For the Year Ended December 31,
	2022			2021			2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Commercial and industrial	4	$5,415	$5,415	—	$—	$—	1	$140	$140
Commercial real estate	—	—	—	—	—	—	1	506	506
Business banking	30	2,779	2,798	—	—	—	6	1,642	1,642
Residential real estate	10	2,842	2,842	2	498	498	6	920	920
Consumer home equity	7	1,535	1,535	3	300	300	22	969	973
Other consumer	—	—	—	—	—	—	4	58	58
Total	51	$12,571	$12,590	5	$798	$798	40	$4,235	$4,239
(1)The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.
At December 31, 2022 and 2021, the outstanding recorded investment of loans that were new TDR loans during the period was $11.0 million and $0.8 million, respectively. The difference between such balances reported on an amortized cost basis and recorded investment basis at both December 31, 2022 and 2021 was not significant.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Principal and interest deferred	$3,353	$—	$422
Extended maturity and interest only/principal deferred	2,997	—	427
Covenant modification	2,418	—	—
Interest only/principal deferred	1,499	—	1,305
Adjusted interest rate and extended maturity	1,088	—	—
Extended maturity	1,011	200	35
Court-ordered concession	—	396	1,995
Other	224	202	55
Total	$12,590	$798	$4,239

The following table shows the number of loans and the recorded investment amount of those loans, as of the respective date, that have been modified during the prior 12 months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual:

	For the Year Ended December 31,
	2022		2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted (1):
Consumer home equity	1	$988	—	$—	1	$40
Total	1	$988	—	$—	1	$40
(1)This table does not reflect any TDRs which were fully charged off, paid off, or otherwise settled during the period.
During the years ended December 31, 2022 and 2021, no amounts were charged-off on TDRs modified in the prior 12 months. During the year ended December 31, 2020, there were $0.2 million in charge-offs on TDRs modified in the prior 12 months.
Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Year Ended December 31,
	2022			2021
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,024,131	0.83%	$—	$732,425	1.36%	$—
Commercial real estate	422,042	0.00%	—	362,898	0.00%	—
Commercial construction	96,134	0.00%	—	37,081	0.00%	—
Business banking	51	0.00%	3	98	0.00%	—
Total loan participations	$1,542,358	0.55%	$3	$1,132,502	0.88%	$—
6. Loans and Allowance for Loan Losses
Allowance for Loan Losses
As described in Note 2, “Summary of Significant Accounting Policies,” the Company adopted ASU 2016-13 effective January 1, 2022. The Company has included comparative prior period disclosures of its allowance for loan losses which were prepared in accordance with ASC 450, “Contingencies” and ASC 310, “Receivables” (i.e., prior to the Company’s adoption of ASU 2016-13). Refer to the Company’s 2021 Form 10-K for significant accounting policies related to the Company’s allowance for loan losses as of December 31, 2021. A discussion of the Company’s calculation of its allowance for loan losses for such prior periods follows.
The allowance for loan losses was established to provide for probable losses incurred in the Company’s loan portfolio at the balance sheet date and was established through a provision for loan losses charged to net income. Charge-offs, net of recoveries, were charged directly to the allowance. Commercial and residential loans were charged-off in the period in which they were deemed uncollectible. Delinquent loans in these product types were subject to ongoing review and analysis to determine if a charge-off in the current period was appropriate. For consumer loans, policies and procedures existed that required charge-off consideration upon a certain triggering event depending on the product type.

Management used a methodology to systematically estimate the amount of losses incurred in the portfolio. Commercial real estate, commercial and industrial, commercial construction and business banking loans were evaluated using a loan rating system, historical losses and other factors which formed the basis for estimating incurred losses. Portfolios of more homogeneous populations of loans, including residential mortgages and consumer loans, were analyzed as groups taking into account delinquency ratios, historical loss experience and charge-offs. For the purpose of estimating the allowance for loan losses, management segregated the loan portfolio into the categories noted in the credit quality tables presented in the “Credit Quality” section below. Each of these loan categories possessed unique risk characteristics such as the purpose of the loan, repayment source, and collateral. These characteristics were considered when determining the appropriate level of the allowance for each category. The Company’s historical approach to loan portfolio segmentation by risk characteristics and monitoring of credit quality for commercial loans under previous accounting guidance was consistent with that applied under the newly adopted CECL standard. See Note 5, “Loans and Allowance for Credit Losses” for further discussion regarding the Company’s policies for loan segmentation and credit monitoring.
The following table summarizes the change in allowance for loan losses by loan category for the year ended December 31, 2021:

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
The following table bifurcates the amount of loans and the allowance for loan losses allocated to each loan category based on the type of impairment analysis as of December 31, 2021:

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
The following table displays information regarding interest income recognized on impaired loans, by portfolio, for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021		2020
	Average Recorded Investment	Total Interest Recognized	Average Recorded Investment	Total Interest Recognized
	(In thousands)
With no allowance recorded:
Commercial and industrial	$11,813	$161	$12,941	$206
Commercial real estate	3,916	178	5,124	179
Business banking	4,352	99	3,008	92
Residential real estate	12,506	456	14,654	589
Consumer home equity	2,027	62	3,299	87
Other consumer	23	—	36	1
Sub-total	34,637	956	39,062	1,154
With an allowance recorded:
Commercial and industrial	7,229	—	7,947	—
Commercial real estate	926	—	644	—
Business banking	13,027	57	13,663	62
Residential real estate	12,322	474	12,194	521
Consumer home equity	2,106	65	2,334	77
Other consumer	63	—	—	—
Sub-total	35,673	596	36,782	660
Total	$70,310	$1,552	$75,844	$1,814

Purchased Credit Impaired Loans
The following table displays the outstanding and carrying amounts of PCI loans as of December 31, 2021 :

As of December 31, 2021
(In thousands)
Outstanding balance	$78,074
Carrying amount	69,639
Under previous accounting guidance, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” was accreted into interest income over the life of the loans using the effective yield method. The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	For the Years Ended December 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$2,495	$3,923
Acquisition	8,896	—
Accretion	(1,194)	(1,374)
Other change in expected cash flows	(1,475)	(185)
Reclassification from non-accretable difference for loans with improved cash flows	1,649	131
Balance at end of period	$10,371	$2,495
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
7. Premises and Equipment
The following table summarizes the Company’s premises and equipment as of the dates indicated:

	As of December 31,		Estimated
	2022	2021	Useful Life
	(In thousands)		(In years)
Premises and equipment used in operations:
Land	$12,585	$12,814	N/A
Buildings	70,771	71,415	5-30
Equipment	36,646	48,035	3-5
Leasehold improvements	36,424	42,156	5-25
Total cost	156,426	174,420
Accumulated depreciation	(93,770)	(108,564)
Premises and equipment used in operations, net	62,656	65,856
Premises and equipment held for sale	—	15,128
Net premises and equipment (1)	$62,656	$80,984
(1)In connection with the Company’s acquisition of Century, the Company acquired $64.5 million in premises and equipment.
The Company recorded depreciation expense related to premises and equipment of $11.1 million, $12.0 million, and $13.0 million during the years ended December 31, 2022, 2021, and 2020, respectively.
During the year ended December 31, 2022, no properties were transferred to held for sale. During the year ended December 31, 2022, the Company sold five properties, four of which were acquired in connection with the Company’s acquisition of Century. The properties sold during year ended December 31, 2022 were included in premises and equipment held for sale as of December 31, 2021. The aggregate proceeds from such sales of premises and equipment were $17.3 million. In connection with these sales, the Company recognized a gain on sale of $1.4 million, which is included in other non-interest income in the Consolidated Statements of Income.
Properties transferred to held for sale during the year ended December 31, 2021 amounted to $37.6 million, which included five branch locations, of which four were acquired in connection with the Company’s acquisition of Century. The Company recorded a $1.2 million loss, representing estimated costs to sell, on properties transferred to held for sale during the year ended December 31, 2021. During the year ended December 31, 2021, the Company sold three properties, two of which were acquired in connection with the Company’s acquisition of Century and one of which was included in premises held for sale as of December 31, 2020. The aggregate proceeds from sales of premises and equipment were $22.0 million during the year ended December 31, 2021. In connection with these sales, the Company recognized no significant gain or loss. No premises and equipment was transferred to held for sale or sold during the year ended December 31, 2020.
8. Leases
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
As of the dates indicated, the Company had the following related to operating leases:

	As of December 31, 2022	As of December 31, 2021
	(In thousands)
Right-of-use assets	$57,428	$83,821
Lease liabilities	61,209	89,296
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating lease cost	$14,483	$14,526	$14,402
Finance lease cost	362	191	71
Variable lease cost	2,746	1,832	1,982
Total lease cost	$17,591	$16,549	$16,455
During the years ended December 31, 2022, 2021, and 2020 the Company made $17.1 million, $15.6 million, and $14.2 million in cash payments for operating and finance leases, respectively.
Supplemental balance sheet information related to operating leases as of the dates indicated is as follows:

	As of December 31, 2022	As of December 31, 2021
Weighted-average remaining lease term (in years)	7.20	7.83
Weighted-average discount rate	2.63%	2.52%

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding as of December 31, 2022 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s Consolidated Balance Sheets:

As of December 31, 2022
Year	(In thousands)
2023	$14,081
2024	11,352
2025	9,255
2026	8,061
2027	6,747
Thereafter	17,989
Total minimum lease payments	67,485
Less: amount representing interest	6,276
Present value of future minimum lease payments	$61,209
Lease Modifications and Terminations:
During the year ended December 31, 2022, management determined not to exercise a future lease term extension option related to three leases, which had previously been included in its determination of future lease payments, to exercise a future lease term extension option related to two leases, which had not previously been included in its determination of future lease payments, and to terminate four leases. Accordingly, the Company remeasured the present value of the future lease payments related to such leases which resulted in a net reduction of the lease liabilities and a corresponding net reduction of the lease ROU assets of $14.8 million. In connection with the lease terminations, the Company recorded an impairment charge of $0.6 million.
During the year ended December 31, 2021, management made the decision to terminate four leases, one of which was acquired in connection with the Company’s acquisition of Century. Accordingly, the Company remeasured the ROU assets and lease liabilities which resulted in acceleration of the ROU asset amortization. The additional amortization recorded as a result of the acceleration was $1.7 million during the year ended December 31, 2021. These leases were terminated during the year ended December 31, 2022.
Lease Abandonments:
As of December 31, 2021, management made the decision to close three leased locations. Management performed an analysis pursuant to ASC 360, “Property, Plant, and Equipment,” (“ASC 360” ) and determined that such closures represented lease abandonments. As a result of that analysis, the Company recognized an impairment charge on these leases of $0.3 million. During the year ended December 31, 2022, there were no lease abandonments.
Sub-leases:
As of December 31, 2021, management made the decision to and was pursuing the sublet of five leases, two of which were acquired in connection with the Company’s acquisition of Century. In connection with this decision, management performed a recoverability analysis pursuant to ASC 360. As a result of that analysis, the Company recorded an impairment charge of $0.5 million. During the year ended December 31, 2022, there were no additional lease sublets.

9. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization by reporting unit at the dates indicated below:

	As of December 31, 2022
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$82,587	$640,222
Balances subject to amortization
Insurance agency (1)	—	10,530	10,530
Core deposits	10,374	—	10,374
Total other intangible assets	10,374	10,530	20,904
Total goodwill and other intangible assets	$568,009	$93,117	$661,126
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.

	As of December 31, 2021
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$73,861	$631,496
Balances subject to amortization
Insurance agency (1)	—	6,635	6,635
Core deposits	11,572	—	11,572
Total other intangible assets	11,572	6,635	18,207
Total goodwill and other intangible assets	$569,207	$80,496	$649,703
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.

The changes in the carrying value of goodwill for the periods indicated were as follows:

	For the Year Ended December 31, 2022
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balance at beginning of year	$557,635	$73,861	$631,496
Goodwill recorded during the year (1)	—	8,726	8,726
Goodwill disposed of during the year	—	—	—
Balance at end of year	$557,635	$82,587	$640,222
(1)The goodwill recorded during the year relates to the acquisition of two insurance agencies. For additional information refer to Note 3, Mergers and Acquisitions.

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
The following table sets forth the carrying amount of the Company’s intangible assets, net of accumulated amortization, as of the dates indicated below:

	As of December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Insurance agency (1)	$37,105	$(26,575)	$10,530	$30,545	$(23,910)	$6,635
Core deposits	15,969	(5,595)	10,374	18,212	(6,640)	11,572
Total	$53,074	$(32,170)	$20,904	$48,757	$(30,550)	$18,207
(1)Insurance agency intangible assets include customer list, non-compete agreement and supplier relationship intangible assets.
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has identified and assigned goodwill to two reporting units - the banking business and insurance agency business. The quantitative assessments for both the banking business and insurance agency business were most recently performed as of September 30, 2022. The assessment for the banking business included a market capitalization analysis, as well as a comparison of the banking business’s book value to the implied fair value using a pricing multiple of the Company’s tangible book value. The assessment for the insurance agency business included a price-to-earnings analysis, as well as an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiplier valuation based upon recent and observed agency mergers and acquisitions. The Company considered the economic conditions for the period including the potential impact of the COVID-19 pandemic as it pertains to the goodwill above and determined that there was no indication of impairment related to goodwill during the year ended December 31, 2022. Additionally, the Company did not record any impairment charges during the years ended December 31, 2021 and 2020.
The amortization expense of the Company’s intangible assets was $3.9 million, $2.5 million, and $2.9 million during the years ended December 31, 2022, 2021, and 2020, respectively.
The total weighted-average original amortization period for intangible assets is 9.9 years. The Company has estimated the remaining useful life of its insurance agency intangible assets, comprised primarily of customer lists and non-

compete agreements, and its core deposit intangible assets to have a weighted-average life of 7.8 years and 8.9 years, respectively.
The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Year	(In thousands)
2023	$3,831
2024	3,350
2025	2,889
2026	2,467
2027	2,102
Thereafter	6,265
Total amortization expense	$20,904
Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the economic conditions for the period, including the potential impact of the COVID-19 pandemic, as it pertains to these intangible assets and determined that there was no indication of impairment related to other intangible assets during the year ended December 31, 2022. Additionally, the Company did not record any impairment charges during the years ended December 31, 2021 and 2020.
10. Deposits
The Company has established overnight programs which sweep certain demand and interest checking accounts into money market investment accounts. Reported deposit balances do not reflect the impact of the overnight sweep programs. At December 31, 2022 and 2021, the Company swept $9.5 billion, and $10.5 billion, respectively, from demand deposit and interest checking balances into money market investments.
At December 31, 2022 and 2021, the Company had a balance of $2.3 million and $1.6 million, respectively, in overdrafts. Overdrafts are included in loans in the Consolidated Balance Sheets.
The following table summarizes certificate of deposits by maturity at December 31, 2022:

	Balance	Percentage of Total
Year	(Dollars in thousands)
2023	$1,575,617	97.0%
2024	30,617	1.9%
2025	9,297	0.6%
2026	5,092	0.3%
2027	3,726	0.2%
Thereafter	33	0.0%
Total certificates of deposit	$1,624,382	100.0%
At December 31, 2022 and 2021, securities with a carrying value of $437.9 million and $2.2 billion, respectively, were pledged to secure public deposits and for other purposes required by law. At December 31, 2022 and 2021, securities pledged as collateral for deposits included Eastern Wealth Management cash accounts and municipal accounts. During the first quarter of 2022, the Company eliminated certain pledging arrangements acquired from Century which resulted in the decrease in securities pledged at December 31, 2022 compared to December 31, 2021.
The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of time deposits equal to or greater than $250,000, as of December 31, 2022 and 2021, was $239.1 million and $224.0 million, respectively.
Included in the certificates of deposit balances above were $928.6 million of brokered certificates of deposit at December 31, 2022.

11. Borrowed Funds
Borrowed funds were comprised of the following:

	As of December 31,
	2022	2021
	(In thousands)
Short-term FHLB advances	$691,297	$17
Escrow deposits of borrowers	22,314	20,258
Interest rate swap collateral funds	14,430	—
Long-term FHLB advances	12,787	14,003
Total borrowed funds	$740,828	$34,278
At December 31, 2022 and 2021, the Company had available and unused borrowing capacity of approximately $538.9 million and $455.3 million, respectively, at the Federal Reserve Discount Window.
Interest expense on borrowed funds was as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Federal funds purchased	$24	$—	$570
Federal Home Loan Bank advances	8,263	163	190
Escrow deposits of borrowers	3	2	2
Interest rate swap collateral funds	216	—	—
Total interest expense on borrowed funds	$8,506	$165	$762
A summary of FHLBB advances by maturities were as follows:

	As of December 31,
	2022		2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Within one year	$691,297	4.36%	$17	0.14%
Over one year to three years	2,835	0.86%	1,488	0.32%
Over three years to five years	2,534	1.89%	2,854	1.10%
Over five years	7,418	0.94%	9,661	1.24%
Total Federal Home Loan Bank advances (1)	$704,084	4.30%	$14,020	1.11%
(1)The weighted average interest rate of long-term FHLB advances as of both December 31, 2022 and December 31, 2021 was 1.11%.
At December 31, 2022 and 2021, advances from the FHLBB were secured by stock in the FHLBB, residential real estate loans and commercial real estate loans. The collateral value of residential real estate and commercial real estate loans securing these advances was $1.5 billion and $1.2 billion, respectively, at December 31, 2022, and $1.0 billion and $888.3 million, respectively, at December 31, 2021. At December 31, 2022 and 2021, the Bank had available and unused borrowing capacity with the FHLBB of approximately $2.0 billion and $1.8 billion, respectively.
As a member of the FHLBB, the Company is required to hold FHLBB stock. At December 31, 2022 and 2021, the Company had investments in the FHLBB of $41.4 million and $10.9 million, respectively. At its discretion, the FHLBB may declare dividends on the stock. Included in other noninterest income in the Consolidated Statements of Income are dividends received of $0.3 million, $0.2 million, and $0.4 million during the years ended December 31, 2022, 2021, and 2020, respectively.

12. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Combined federal and state income tax provisions	$56,929	$34,047	$13,163
Effective income tax rates	22.18%	18.04%	36.67%
The Company’s provision for income taxes was $56.9 million, $34.0 million and $13.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company’s effective tax rate was 22.2% and was higher than the effective tax rate of 18.0% for the prior year ending December 31, 2021. The increase in income tax expense during the year ended December 31, 2022 compared to the year ended December 31, 2021, was primarily due to higher income before income tax expense and an increase in the effective tax rate. The increase in the effective tax rate resulted primarily from a partial release of $11.3 million during the year ended December 31, 2021 related to a valuation allowance established as of December 31, 2020 against the Company’s charitable contribution carryover deferred tax asset in connection with the Company’s 2020 charitable contribution to the Eastern Bank Foundation compared to a release of $0.7 million during the year ended December 31, 2022. Also contributing to the increase in the effective tax rate, was a decrease of the impact on the effective rate related to favorable permanent differences, including investment tax credits and tax-exempt income, resulting from higher income before income tax expense. The increase was partially offset by an increase in tax-exempt income resulting from the Company’s acquisition of Century and the release of uncertain tax positions of $2.1 million in the fourth quarter of 2022.
The provision for income taxes is comprised of the following components:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current tax expense:
Federal	$39,453	$26,114	$23,002
State	11,453	13,246	10,520
Total current tax expense	50,906	39,360	33,522
Deferred tax expense (benefit):
Federal	3,244	(7,747)	(13,736)
State	2,779	2,434	(6,623)
Total deferred tax expense (benefit)	6,023	(5,313)	(20,359)
Total income tax expense	$56,929	$34,047	$13,163
A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate is detailed below:

	For the Year Ended December 31,
	2022		2021		2020
	(Dollars in thousands)
Income tax expense at statutory rate	$53,904	21.00%	$39,630	21.00%	$7,539	21.00%
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	11,244	4.38%	12,387	6.56%	43	0.12%
Valuation allowance	(700)	(0.27)%	(11,300)	(5.99)%	12,000	33.43%
Amortization of qualified low-income housing investments	7,503	2.92%	5,753	3.05%	4,977	13.86%
Tax credits	(7,300)	(2.84)%	(6,539)	(3.46)%	(7,085)	(19.73)%
Tax-exempt income	(10,298)	(4.01)%	(5,665)	(3.00)%	(4,091)	(11.40)%
Other, net	2,576	1.00%	(219)	(0.12)%	(220)	(0.61)%
Actual income tax expense	$56,929	22.18%	$34,047	18.04%	$13,163	36.67%

Significant components of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Unrealized loss on available for sale securities	$254,502	$17,370
Allowance for loan losses	43,686	30,335
Cash flow hedges	18,192	—
Leases	17,447	25,389
Charitable contribution limitation carryover	12,273	18,278
Investment losses	7,918	10,680
Accrued expenses	6,294	6,888
Fixed assets	4,287	3,799
Loan basis difference fair value adjustments	4,009	3,949
Employee benefits	354	13,996
PPP loans fee income	58	2,967
Other	2,083	1,783
Total deferred tax assets before valuation allowance	371,103	135,434
Valuation allowance	—	(700)
Total deferred tax assets	371,103	134,734
Deferred tax liabilities:
Amortization of intangibles	17,565	17,339
Lease obligation	16,383	23,849
Partnerships	2,340	3,324
Trading securities	938	6,482
Cash flow hedges	—	2,878
Other	2,229	4,327
Total deferred tax liabilities	39,455	58,199
Net deferred income tax assets	$331,648	$76,535
The Company assesses the realizability of deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. As of December 31, 2020, the Company had established a valuation allowance of $12.0 million related to the $91.3 million stock donation and the $3.7 million cash contribution to the Eastern Bank Foundation. Based upon the level of available historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are realizable, a release of $11.3 million was recorded during the year ended December 31, 2021. As of December 31, 2022, management made a similar determination and, accordingly, recorded a release of $0.7 million during the year then ended. As of December 31, 2022, management believes it is more likely than not that the Company will realize the entirety of its net deferred tax assets.
Management performed an evaluation of the Company’s uncertain tax positions as of December 31, 2022 and 2021 and determined that liabilities for unrecognized tax benefits of $6.0 million and $8.2 million, respectively, was needed related to state tax positions. The decrease was primarily due to a reversal of $2.3 million recognized during the year ended December 31, 2022.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	For the Years Ended December 31,
	2022	2021
	(In thousands)
Beginning	$7,923	$—
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	7,923
Reductions related to settlements with taxing authorities	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(2,141)	—
Ending	$5,782	$7,923
The amount that would reduce the effective tax rate, if recognized, is $6.0 million. The reduction in the effective tax rate is inclusive of the federal benefit for unrecognized state tax benefits, and accrued interest and penalties. The entire balance of unrecognized tax benefits, if recognized, would favorably affect the Company’s effective income tax rate. The Company recognizes penalties and accrued interest related to unrecognized tax benefits in tax expense. Accrued penalties and interest amounted to $1.5 million and $2.0 million at December 31, 2022 and 2021, respectively. The change in accrued penalties and interest for the current year impacted the Consolidated Statements of Income as a component of income tax expense by $0.5 million. During the year ended December 31, 2022, $2.1 million of unrecognized state tax benefits and $0.6 million of interest and penalties reversed upon expiration of the statute of limitations for the tax year to which the reserve was related. Management anticipates that approximately $2.3 million of unrecognized state tax benefits and $0.7 million of interest and penalties will reverse in 2023 upon expiration of the statute of limitations for the tax year to which the reserve is related.
The Company had no net operating loss carryforwards for federal or state income tax purposes at December 31, 2022 and 2021, respectively.
At December 31, 2022, the Bank’s federal pre-1988 reserve, for which no federal income tax provision has been made, was approximately $20.8 million. Under current federal law, these reserves are subject to recapture into taxable income, should the Company make non-dividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.
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
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2019.
The Company invests in low-income affordable housing and renewable energy projects which provide the Company with tax benefits, including tax credits, generally over a period of approximately 5-15 years. When permissible, the Company accounts for its investments in Low Income Housing Tax Credit (“LIHTC”) projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment performance in the housing projects is included in other assets. The Company will continue to use the proportional amortization method on any new qualifying LIHTC investments. During the years ended December 31, 2022 and 2021, the Company generated federal tax credits primarily from LIHTC investments of $7.3 million and $6.5 million, respectively. During the years ended December 31, 2022 and 2021, the Company generated state tax credits from LIHTC investments of less than $0.1 million. The Company treats the investment tax credits received as a reduction of federal income taxes for the year in which the credit arises using the flow-through method (i.e., the credit flows directly through the statement of income in the year of purchase). For additional information on these investments, refer to Note 14, “Low Income Housing Tax Credits and Other Tax Credit Investments.”

13. Earnings Per Share (“EPS”)
Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. There were no securities that had a dilutive effect during the year ended December 31, 2020. Shares held by the ESOP that have not been allocated or committed to be allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations.

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$199,759	$154,665	$22,738

Average number of common shares outstanding	179,529,613	186,713,020	186,663,593
Less: Average unallocated ESOP shares	(14,019,256)	(14,520,684)	(14,851,058)
Average number of common shares outstanding used to calculate basic earnings per common share	165,510,357	172,192,336	171,812,535
Common stock equivalents - restricted stock awards and units	138,214	59,721	—
Average number of common shares outstanding used to calculate diluted earnings per common share	165,648,571	172,252,057	171,812,535
Earnings per common share
Basic	$1.21	$0.90	$0.13
Diluted	$1.21	$0.90	$0.13
14. Low Income Housing Tax Credits and Other Tax Credit Investments
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate income. The Company has primarily invested in separate LIHTC projects, also referred to as qualified affordable housing projects, which provide the Company with tax credits and operating loss tax benefits over a period of 15 years. The return on these investments is generally generated through tax credits and tax losses. In addition to LIHTC projects, the Company invests in new market tax credit projects that qualify for CRA credits and eligible projects that qualify for renewable energy and historic tax credits.
As of December 31, 2022 and 2021, the Company had $131.3 million and $83.8 million, respectively, in tax credit investments that were included in other assets in the Consolidated Balance Sheets.
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
The following table presents the Company’s investments in LIHTC projects using the proportional amortization method as of the dates indicated:

	As of December 31,
	2022	2021
	(In thousands)
Current recorded investment included in other assets	$128,765	$81,035
Commitments to fund qualified affordable housing projects included in recorded investment noted above	84,145	48,399

The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Tax credits and other tax benefits recognized	$9,146	$6,484	$5,033
Amortization expense included in income tax expense	7,503	5,753	4,977
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the Consolidated Balance Sheets and totaled $2.6 million and $2.8 million at December 31, 2022 and 2021, respectively. There were no outstanding commitments related to these investments as of both December 31, 2022 and December 31, 2021.
During the year ended December 31, 2020, in reviewing its tax credit equity investments for impairment, the Company identified an immaterial correction to the investment balances related to prior periods. During the year ended December 31, 2020, the Company wrote off $7.6 million of the tax credit equity investment balances as a component of noninterest expense and other assets to reflect the remaining benefits from these investments. Management evaluated the correction in relation to the year ended December 31, 2020, which is when the correction was recorded, as well as the preceding periods in which it originated. Management believes this correction is immaterial to both the previous consolidated quarterly and annual financial statements. During the years ended December 31, 2022 and 2021, the Company performed a similar review and, accordingly, recorded a net recovery of an impairment of $0.2 million during the year ended December 31, 2021. Management evaluated the correction in relation to such periods during which the correction was recorded, as well as the preceding periods in which it originated. Management believes the correction is immaterial to the previous consolidated quarterly and annual financial statements. The Company did not record any net recovery or a write-down related to impairment of tax credit equity investment balances during the year ended December 31, 2022.
15. Shareholders’ Equity
Share Repurchases
On November 12, 2021, the Company announced receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System to its previously announced share repurchase program which was approved by the Company’s Board of Directors on October 1, 2021. The program authorized the purchase of up to 9,337,900 shares, or 5% of the Company’s then-outstanding shares of common stock over a 12-month period. The program was limited to $225.0 million through November 30, 2022. The Company completed the repurchase of the total number of shares authorized through this program during the third quarter of 2022.
On September 7, 2022, the Company announced receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System for a new share repurchase program. The program, which authorizes the purchase of up to 8,900,000 shares, or 5% of the Company’s then-outstanding shares of common stock over a 12-month period, is limited to $200.0 million through August 31, 2023.
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

Information regarding the shares repurchased under the plans is presented in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs
December 1, 2021 - December 31, 2021	1,135,878	$20.42	1,135,878	8,202,022
January 1, 2022 – January 31, 2022	987,526	21.02	2,123,404	7,214,496
February 1, 2022 – February 28, 2022	1,109,697	21.08	3,233,101	6,104,799
March 1, 2022 – March 31, 2022	769,398	21.31	4,002,499	5,335,401
April 1, 2022 - April 30, 2022	1,194,185	20.19	5,196,684	4,141,216
May 1, 2022 - May 31, 2022	1,880,381	18.93	7,077,065	2,260,835
June 1, 2022 - June 30, 2022	1,141,903	18.78	8,218,968	1,118,932
July 1, 2022 - July 31, 2022	909,785	19.02	9,128,753	209,147
August 1, 2022 - August 31, 2022	—	—	9,128,753	209,147
September 1, 2022 - September 30, 2022	571,463	20.33	9,700,216	8,537,684
October 1, 2022 - October 31, 2022	1,094,049	20.32	10,794,265	7,443,635
November 1, 2022 - November 30, 2022	453,885	18.91	11,248,150	6,989,750
December 1, 2022 – December 31, 2022	—	—	11,248,150	6,989,750
Dividends
Information regarding dividends declared and paid is presented in the following table:

	Dividends Declared per Share	Dividends Declared	Dividends Paid
	(In millions, except per share data)
Three Months Ended March 31, 2022	$0.10	$17.1	$16.9
Three Months Ended June 30, 2022	$0.10	$16.7	$16.5
Three Months Ended September 30, 2022	$0.10	$16.5	$16.3
Three Months Ended December 31, 2022	$0.10	$16.3	$16.1

Three Months Ended March 31, 2021	$0.06	$10.3	$10.3
Three Months Ended June 30, 2021	$0.08	$13.8	$13.8
Three Months Ended September 30, 2021	$0.08	$13.8	$13.8
Three Months Ended December 31, 2021	$0.08	$13.7	$13.7
16. Minimum Regulatory Capital Requirements
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
Quantitative measures established by the regulators to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios. All banking companies are required to have total regulatory capital of at least 8% of risk-weighted assets, common equity Tier 1 capital of at least 4.5% of risk-weighted assets, core capital (“Tier 1”) of at least 6% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4% of adjusted average assets.
As of December 31, 2022 and 2021, the Company was categorized as “well-capitalized” based on the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain (1) a minimum total regulatory capital ratio of 10%; (2) a minimum common equity Tier 1 capital ratio of 6.5%; (3) a minimum Tier 1 capital ratio of 8% and (4) a minimum Tier 1 leverage ratio of 5%. Management believes that the Company met all capital adequacy requirements to which it is subject as of December 31, 2022 and 2021. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Total regulatory capital (to risk-weighted assets)	$2,906,742	17.89%	$1,299,657	≥8%	$1,624,571	≥10%
Common equity Tier 1 capital (to risk-weighted assets)	2,751,694	16.94	731,057	≥4.5	1,055,971	≥6.5
Tier 1 capital (to risk-weighted assets)	2,751,694	16.94	974,743	≥6	1,299,657	≥8
Tier 1 capital (to average assets) leverage	2,751,694	12.03	915,233	≥4	1,144,041	≥5
As of December 31, 2021
Total regulatory capital (to risk-weighted assets)	$2,939,016	19.77%	$1,189,466	>8%	$1,486,832	>10%
Common equity Tier 1 capital (to risk-weighted assets)	2,831,102	19.04	669,075	4.5	966,441	6.5
Tier 1 capital (to risk-weighted assets)	2,831,102	19.04	892,099	6	1,189,466	8
Tier 1 capital (to average assets) leverage	2,831,102	13.96	811,000	4	1,013,750	5
The Company is subject to various capital requirements in connection with seller/servicer agreements that have been entered into with secondary market investors. Failure to maintain minimum capital requirements could result in an inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on the Company’s financial statements. Management believes that the Company met all capital requirements in connection with seller/servicer agreements as of December 31, 2022 and 2021.

17. Employee Benefits
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
Pension Plans
The Company provides pension benefits for its employees using a noncontributory, qualified defined benefit plan, through membership in the Savings Banks Employees Retirement Association (“SBERA”). The Company’s employees become eligible after attaining age 21 and completing one year of service. Under the final average earnings plan design, benefits became fully vested after three years of eligible service for individuals employed on or before October 31, 1989. For individuals employed subsequent to October 31, 1989 and who were already in the Defined Benefit Plan as of November 1, 2020, benefits became fully vested after five years of eligible service. Under the new cash balance plan design and for employees who were not already in the Defined Benefit Plan as of November 1, 2020, benefits become fully vested after three years of eligible service. The Company’s annual contribution to the plan is based upon standards established by the Pension Protection Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in the association. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range of 49% to 63% of total common and collective trust portfolio assets. The remainder of the common and collective trust’s portfolio is allocated to fixed income securities with a target range of 28% to 42% and other investments, including global asset allocation and hedge funds, from 3% to 15%. The Trustees of SBERA, through the Association’s Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings. The Defined Benefit Plan has a plan year end of October 31.
In connection with the Company’s acquisition of Century during the year ended December 31, 2021, the Company acquired Century’s Qualified Defined Benefit Pension Plan. At the time of the acquisition, the plan was frozen to new participants, which had occurred in 2006, and all participants in the plan were fully vested. Additionally, all Century employees retained following the acquisition were eligible to join the Company’s Defined Benefit Plan to the extent that eligibility requirements were satisfied based upon such employees’ prior service with Century.
The Company has an unfunded Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) that provides certain retired officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. The DB SERP has a plan year end of December 31. In connection with the Company’s acquisition of Century, the Company acquired Century’s Supplemental Executive Insurance/Retirement Plan (the “Supplemental Plan”). Upon completion of the acquisition, the Supplemental Plan was merged for accounting purposes only into the Company’s DB SERP, but it continues to be administered according to its terms. Further, the plan document of the Century Supplemental Plan contained change in control provisions which became effective upon the Company’s acquisition of Century. Accordingly, all participants of the Century Supplemental Plan were deemed to be fully vested upon the closing of the acquisition.

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
Obligations and Funded Status
The funded status and amounts recognized in the Company’s Consolidated Financial Statements for the Defined Benefit Plan, the DB SERP, the BEP and the ODRCP are set forth in the following table:

	As of and for the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of the year	$501,507	$361,147	$396,769
Service cost	31,382	31,660	25,970
Interest cost	10,582	5,694	9,657
Amendments	—	(1,106)	(133,439)
Actuarial (gain) loss	(133,282)	(1,697)	78,095
Acquisitions	—	125,854	—
Benefits paid	(47,659)	(20,045)	(15,905)
Benefit obligation at end of the year	$362,530	$501,507	$361,147

Change in plan assets:
Fair value of plan assets at beginning of year	$546,056	$449,643	$378,879
Actual return on plan assets	(91,474)	50,879	48,895
Acquisitions	—	63,468	—
Employer contribution	12,443	2,111	37,773
Benefits paid	(47,659)	(20,045)	(15,904)
Fair value of plan assets at end of year	419,366	546,056	449,643
Overfunded status	$56,836	$44,549	$88,496

Reconciliation of funding status:
Past service credit	$108,909	$120,792	$131,482
Unrecognized net loss	(99,002)	(128,402)	(161,045)
Prepaid benefit cost	46,929	52,159	118,059
Overfunded status	$56,836	$44,549	$88,496

Accumulated benefit obligation	$362,530	$501,507	$361,147

Amounts recognized in accumulated other comprehensive income (“AOCI”), net of tax:
Unrecognized past service credit	$78,295	$86,837	$94,522
Unrecognized net loss	(71,172)	(92,308)	(115,775)
Net amount	$7,123	$(5,471)	$(21,253)
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2021. However, the Company made a discretionary contribution to the Defined Benefit Plan of $7.2 million during the year ended December 31, 2022. Similarly, in accordance with the Pension

Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2020. Accordingly, during the year ended December 31, 2021, there were no contributions to the Defined Benefit Plan. The Company expects to make no contribution during the plan year beginning November 1, 2022.
The net actuarial gain of $133.3 million during the year ended December 31, 2022 was primarily attributable to an increase in the discount rate assumptions used for determining the benefit obligation which was partially offset by lower returns on plan assets than initially expected. The net actuarial gain of $1.7 million during the year ended December 31, 2021 was primarily attributable to higher returns on plan assets than initially expected and an increase in the discount rate assumptions which were partially offset by changes in demographic assumptions and in the participant mortality rate assumption. The net actuarial loss of $78.1 million during the year ended December 31, 2020 was primarily attributable to a decrease in the discount rate assumptions used for determining the benefit obligation in that year from the corresponding prior year.
Actuarial Assumptions
The assumptions used in determining the benefit obligations at December 31, 2022 and 2021 were as follows:

	DB Plan		BEP		DB SERP		ODRCP
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Discount rate	5.18%	2.65%	5.07%	2.32%	5.18%	2.68%	5.13%	2.32%
Rate of increase in compensation levels	4.50%	4.50%	4.50%	4.50%	—%	—%	—%	—%
Interest rate credit for determining projected cash balance	3.55%	3.50%	3.55%	3.50%	—%	—%	—%	—%
The assumptions used in determining the net periodic benefit cost for the years ended December 31, 2022, 2021, and 2020 were as follows:

	DB Plan
	For the Year Ended December 31,
	2022	2021	2020
Discount rate - benefit cost	2.65%	2.26%	3.16%
Rate of compensation increase	4.50%	5.25%	5.25%
Expected rate of return on plan assets	7.00%	7.50%	7.50%
Interest rate credit for determining projected cash balance	3.50%	3.50%	3.50%

	BEP
	For the Year Ended December 31,
	2022	2021	2020
Discount rate - benefit cost	2.32%	1.77%	3.15%
Rate of compensation increase	4.50%	5.25%	5.25%
Interest rate credit for determining projected cash balance	3.50%	3.50%	3.50%

	DB SERP
	For the Year Ended December 31,
	2022	2021	2020
Discount rate - benefit cost	2.68%	1.63%	2.72%

	ODRCP
	For the Year Ended December 31,
	2022	2021	2020
Discount rate - benefit cost	2.32%	1.81%	2.86%
Rate of compensation increase	—%	—%	3.00%
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
Plan Assets
The Company owns a percentage of the SBERA defined benefit common collective trust. Based upon this ownership percentage, plan assets managed by SBERA on behalf of the Company amounted to $419.4 million and $546.1 million at December 31, 2022 and 2021, respectively. Investments held by the common collective trust include Level 1, 2 and 3 assets such as: collective funds, equity securities, mutual funds, hedge funds and short-term investments. The Fair Value Measurements and Disclosures Topic of the FASB ASC stipulates that an asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As such, the Company classifies its interest in the common collective trust as a Level 3 asset.
The table below presents a reconciliation of the Company’s interest in the SBERA common collective trust during the years indicated:

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Balance at beginning of year	$546,056	$449,643
Net realized and unrealized gains and (losses)	(91,474)	50,878
Contributions	7,222	—
Benefits paid	(42,438)	(17,934)
Acquisition	—	63,469
Balance at end of year	$419,366	$546,056
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Components of net periodic benefit cost:
Service cost	$31,382	$31,660	$25,970
Interest cost	10,582	5,694	9,657
Expected return on plan assets	(35,486)	(33,333)	(29,610)
Past service credit	(11,882)	(11,796)	(1,931)
Recognized net actuarial loss	11,032	13,400	10,787
Settlements (1)	12,045	—	—
Net periodic benefit cost	$17,673	$5,625	$14,873
Service costs for the Defined Benefit Plan, the BEP, and the DB SERP are recognized within salaries and employee benefits in the consolidated statement of income. Service costs for the ODRCP are recognized within professional services in the consolidated statement of income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the consolidated statement of income.
Pension Settlement
As a practical expedient, ASC 715, “Compensation–Retirement Benefits,” permits employers to not apply pension plan settlement accounting and to treat settlement transactions as normal benefit payments if the cost of all settlements in the year is less than or equal to the sum of the service cost and interest cost components of net periodic benefit cost. The Company has elected this practical expedient.
During the year ended December 31, 2022, lump sum payments from the Defined Benefit Plan exceeded the sum of the service cost and interest cost components (the “threshold”) of the Defined Benefit Plan’s net periodic pension cost. ASC 715-20, “Compensation-Retirement Benefits - Defined Benefit Plans,” requires that upon determining it is probable that such threshold will be met, an entity shall immediately recognize in earnings a pro rata portion of the aggregate unamortized gain or loss (e.g., “non-cash settlement charge”). In accordance with the applicable accounting guidance, the Company elected to apply a practical expedient to remeasure the plan assets and obligations as of the nearest month-end date upon the triggering of the previously mentioned threshold. Accordingly, the Company performed a remeasurement as of October 31, 2022 and, subsequently, as of December 31, 2022. The Company determined, with assistance from its actuaries, the amount of the resulting non-cash settlement charge to be a loss of $12.0 million which was recorded in other noninterest expense in the consolidated statement of income.
Benefits expected to be paid
The following table summarizes estimated benefits to be paid from the Defined Benefit Plan and BEP for the plan years beginning on November 1, and the DB SERP and ODRCP for the plan years beginning January 1:

Year	(In thousands)
2023	$45,367
2024	34,286
2025	37,454
2026	38,296
2027	37,915
In aggregate for 2028-2032	202,187
Employee Tax Deferred Incentive Plan
The Company has an employee tax deferred incentive plan, otherwise known as a 401(k) plan, under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan. The amount contributed by the Company is included in salaries and employee benefits expense. The amounts contributed to the plan for the years ended December 31, 2022, 2021, and 2020, were $5.0 million, $4.6 million and $4.4 million, respectively.
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
The Company accounts for its ESOP in accordance with FASB ASC 718-40, "Compensation – Stock Compensation". Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying Consolidated Balance Sheets. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference will be credited or debited to equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s Consolidated Balance Sheets. Dividends on unallocated shares are used to pay the ESOP debt.
Total compensation expense recognized in connection with the ESOP was $9.9 million for the year ended December 31, 2022, compared to $9.4 million and $2.4 million recognized during the years ended December 31, 2021 and 2020, respectively. The ESOP made a loan payment during the year ended December 31, 2022 of $7.9 million, of which $3.2 million was allocated to the principal portion of the payment and $4.7 million was allocated to the interest portion of the payment. The ESOP made a loan payment during the year ended December 31, 2021 of $7.9 million, of which $3.0 million was allocated to the principal portion of the payment and $4.9 million was allocated to the interest portion of the payment. The ESOP made an upfront principal payment of $1.0 million on the loan during year ended year ended December 31, 2020 which resulted in the release and allocation of 63,690 shares and compensation expense of $0.9 million. The Company recorded additional compensation expense of $1.5 million related to the accrual of the loan payment during the year ended December 31, 2020.
The number of shares committed to be released per year is 501,426 through 2049 and 231,124 in the year 2050.

The following table presents share information held by the ESOP:

	As of December 31,
	2022	2021
	(Dollars in thousands)
Allocated shares	1,046,850	565,134
Shares committed to be released	104,464	104,464
Unallocated shares (suspense shares)	13,769,628	14,271,054
Total shares	14,920,942	14,940,652
Fair value of unallocated shares	$237,526	$287,847
Defined Contribution Supplemental Executive Retirement Plan
The Company’s DC SERP, a defined contribution supplemental executive retirement plan, allows certain senior officers to earn benefits calculated as a percentage of their compensation. The participant benefits are adjusted based upon a deemed investment performance of measurement funds selected by the participant. These measurement funds are for tracking purposes and are used only to track the performance of a mutual fund, market index, savings instrument, or other designated investment or portfolio of investments. The Company recorded expense related to the DC SERP of $0.4 million, $0.9 million and $0.9 million in the years ended December 31, 2022, 2021, and 2020, respectively. The total amount due to participants under this plan was included in other liabilities on the Company’s balance sheets and amounted to $17.3 million and $33.4 million at December 31, 2022 and 2021, respectively. Effective December 31, 2021, the Company closed the DC SERP to new participants and froze benefit accruals for active participants.
Deferred Compensation Plans
The Company sponsors three plans which allow for elective compensation deferrals by directors, former trustees, and certain senior-level employees. Each plan allows its participants to designate deemed investments for deferred amounts from certain options which include diversified choices, such as exchange traded funds and mutual funds. Portfolios with various risk profiles are available to participants with the approval of the Compensation Committee of the Board of Directors. The Company purchases and sells investments which track the deemed investment choices, so that it has available funds to meet its payment liabilities. Deferred amounts, adjusted for deemed investment performance, are paid at the time of a participant designated date or event, such as separation from service, death, or disability. The total amounts due to participants under the three plans were included in other liabilities on the Company’s Consolidated Balance Sheets and amounted to $25.4 million and $31.5 million at December 31, 2022 and 2021, respectively.
Rabbi Trust Variable Interest Entity
The Company established rabbi trusts to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trusts are considered a VIEs as the equity investment at risk is insufficient to permit the trusts to finance their activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trusts as it has the power to direct the activities of the rabbi trusts that significantly affect the rabbi trusts’ economic performance and it has the obligation to absorb losses of the rabbi trusts that could potentially be significant to the rabbi trusts by virtue of its contingent call options on the rabbi trusts’ assets in the event of the Company’s bankruptcy. As the primary beneficiary of these VIEs, the Company consolidates the rabbi trust investments. In general, the rabbi trust investments and any earnings received thereon are accumulated, reinvested and used exclusively for trust purposes. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in other assets in the Company’s Consolidated Balance Sheets. Changes in fair value are recorded in noninterest income.

Assets held in rabbi trust accounts by plan type, at fair value, were as follows:

	As of December 31,
	2022	2021
	(In thousands)
DB SERP	$17,209	$20,810
BEP	11,734	13,202
ODRCP	3,670	4,316
DC SERP	17,764	34,002
Deferred compensation plans	25,909	32,042
Total rabbi trust assets	$76,286	$104,372
The following tables present the book value, net unrealized gain or loss, and market value of assets held in rabbi trust accounts by asset type:

	As of December 31, 2022			As of December 31, 2021
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$5,575	$—	$5,575	$4,494	$—	$4,494
Equities (1)	60,056	3,626	63,682	67,401	24,295	91,696
Fixed income	7,799	(770)	7,029	8,126	56	8,182
Total assets	$73,430	$2,856	$76,286	$80,021	$24,351	$104,372
(1)Equities include mutual funds and other exchange-traded funds.
The Company had equity securities held in rabbi trust accounts of $63.7 million and $91.7 million as of December 31, 2022 and 2021, respectively. Included in the equity securities presented in the tables above are exchange-traded mutual funds which had a net asset value of $38.9 million and $58.1 million as of December 31, 2022 and 2021, respectively.
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
On March 1, 2022, the Company granted to all of the Company’s executive officers and certain other employees a total of 978,364 RSUs, which vest pro-rata on an annual basis over a period of three or five years, and a total of 533,676 PSUs, for which vesting is contingent upon the Compensation Committee of the Board of Director’s certification, after the conclusion of a three-year period, that the Company has attained a threshold level of certain performance criteria over such period. On May 17, 2022, the Company granted a total of 31,559 shares of restricted stock to the Company’s non-employee directors which vest after approximately one year from the date of grant. As of December 31, 2022 and 2021, there were 5,302,256 shares and 6,787,270 shares that remained available for issuance as restricted stock or RSU awards, respectively, and 18,675,815 shares that remain available for issuance upon the exercise of stock options at both dates. As of both December 31, 2022 and 2021, no stock options had been awarded under the 2021 Plan.

The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Years Ended December 31,
	2022		2021
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	683,056	$20.13	—	$—
Granted	31,559	19.17	683,056	20.13
Vested	(136,609)	20.13	—	—
Forfeited	(52,546)	20.08	—	—
Non-vested restricted stock at end of year	525,460	$20.08	683,056	$20.13
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Years Ended December 31,
	2022		2021
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	—	$—	—	$—
Granted	978,364	21.08	—	—
Forfeited	(6,039)	21.08	—	—
Non-vested restricted stock at end of year	972,325	$21.08	—	$—
The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Years Ended December 31,
	2022		2021
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	—	$—	—	$—
Granted	533,676	21.12	—	—
Non-vested restricted stock at end of year	533,676	$21.12	—	$—
As of December 31, 2022, no RSU or PSU awards had vested. As of December 31, 2021, no awards had vested.
For the year ended December 31, 2022, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $10.5 million and less than $3.0 million, respectively. For the year ended December 31, 2021, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $0.2 million and less than $0.1 million, respectively.
As of December 31, 2022 and 2021, there was $34.6 million and $13.5 million, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted and issued under the 2021 Plan. As of December 31, 2022, this cost is expected to be recognized over a weighted average remaining period of approximately 3.3 years. As of December 31, 2021, this cost was expected to be recognized over a weighted average remaining period of approximately 4.9 years.

18. Commitments and Contingencies
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of December 31,
	2022	2021
	(In Thousands)
Commitments to extend credit	$5,680,438	$5,175,521
Standby letters of credit	65,154	65,602
Forward commitments to sell loans	10,008	24,440
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
In the second quarter of 2021, the Company entered into a preliminary settlement of two purported class action matters concerning overdraft and nonsufficient funds fees. The matters were filed in the Massachusetts Superior Court in November 2019 and April 2021, respectively, and were consolidated into one matter for final settlement purposes. The matters were settled during the first quarter of 2022 and the total settlement expense, including related costs, was $3.3 million. The Company incurred no costs in 2022 related to these matters as the total settlement expense had been accrued in 2021 when management determined the loss contingency to be both probable and estimable. The Company’s regulators conducted inquiries and reviewed data related to one of these class action matters and, in February 2022, made an additional request for data and notified management that they may require additional restitution for certain matters associated with the nonsufficient funds fees matter. Based on this discussion, management believed that a loss contingency for this restitution was probable but was not able to determine a reasonable estimate for the loss. However, later during the first quarter of 2022, the Company was informed by its regulators that no additional remediation on this issue would be required. As a result, as of December 31, 2022, management no longer believes that a loss contingency for restitution associated with this issue is probable.
As a member of the Federal Reserve System, the Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. However, in response to the COVID-19 pandemic, the Federal Reserve temporarily eliminated reserve requirements and therefore there was no minimum reserve requirement as of December 31, 2022 and 2021.
19. Derivative Financial Instruments
The Company uses derivative financial instruments to manage its interest rate risk resulting from the differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers (“customer-related positions”) and risk participation agreements entered into as financial guarantees of performance on customer-related interest rate swap derivatives. The Company also enters into residential mortgage loan commitments to fund mortgage loans at specified rates and times in the future and enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future, both of which are considered derivative instruments. Derivative instruments are carried at fair value in the Company’s Consolidated Financial Statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not the instrument qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.
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
Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into interest rate swaps in which it pays floating and receives fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate loans. Such interest rate swaps include those which effectively convert the floating rate one-month LIBOR, SOFR or overnight indexed swap rate, or prime rate interest payments received on the loans to a fixed rate and consequently reduce the Company’s exposure to variability in short-term interest rates. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. The following table reflects the Company’s derivative positions as of December 31, 2022 for interest rate swaps which qualify as cash flow hedges for accounting purposes:

			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	4.57	4.07%	3.02%	$(2,401)
Total	$2,400,000				$(2,401)
(1)The fair value included a net accrued interest payable balance of $1.5 million as of December 31, 2022. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the CME from a gross basis to a net basis in accordance with applicable accounting guidance.
As of December 31, 2021, the Company did not have any active interest rate swaps which qualified as cash flow hedges for accounting purposes.
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is five years.
The Company expects approximately $42.0 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of December 31, 2022. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of December 31, 2022.
Due to the phase-out, and eventual discontinuation, of the LIBOR, central clearinghouses have begun to transition to alternative rates for valuation purposes. As of October 16, 2020, the Company changed its valuation methodology to reflect changes made by the Chicago Mercantile Exchange (“CME”), through which the Company clears derivative financial instruments that are eligible for clearing. The changes from the CME changed the discounting methodology and interest calculation of cash margin from Overnight Index Swap to SOFR for U.S. dollar cleared interest rate swaps. The Company believes that its improvements to its valuation methodology will result in valuations for cleared interest rate swaps that better reflect prices obtainable in the markets in which the Company transacts. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s Consolidated Financial Statements.
The Company discontinues cash flow hedge accounting if it is probable that the forecasted hedged transactions will not occur in the initially identified time period. At such time, the associated gains and losses deferred in accumulated other comprehensive income (“AOCI”) are reclassified immediately into earnings and any subsequent changes in the fair value of such derivatives are recognized directly in earnings.
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Unrealized gains on terminated hedges included in AOCI — January 1	$10,239	$41,473	$—
Unrealized gains on terminated hedges arising during the period	—	—	57,362
Reclassification adjustments for amortization of unrealized (gains) into net interest income	(10,193)	(31,234)	(15,889)
Unrealized gains on terminated hedges included in AOCI — December 31	$46	$10,239	$41,473
The balance of terminated cash flow hedges in AOCI will be amortized into earnings through January 2023. The Company expects less than $0.1 million to be reclassified into interest income from other comprehensive income related to the Company’s terminated cash flow hedges in the next 12 months as of December 31, 2022.
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	As of December 31, 2022
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	382	$2,404,003
Risk participation agreements	63	241,029
Foreign exchange contracts:
Matched commercial customer book	32	7,877
Foreign currency loan	5	13,948

	As of December 31, 2021
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	494	$3,009,150
Risk participation agreements	64	238,772
Foreign exchange contracts:
Matched commercial customer book	72	7,922
Foreign currency loan	6	10,830

The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2022	Fair Value at December 31, 2021	Balance Sheet Location	Fair Value at December 31, 2022	Fair Value at December 31, 2021
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$16	$—	Other liabilities	$2,417	$—
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$23,567	$64,338	Other liabilities	$78,577	$17,880
Risk participation agreements	Other assets	78	315	Other liabilities	130	580
Foreign currency exchange contracts — matched customer book	Other assets	198	61	Other liabilities	205	46
Foreign currency exchange contracts — foreign currency loan	Other assets	2	—	Other liabilities	93	87
		$23,845	$64,714		$79,005	$18,593
Total		$23,861	$64,714		$81,422	$18,593

There were no derivatives designated as hedging instruments at December 31, 2021.
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Derivatives designated as hedges:
Gain in OCI on derivatives	$(69,010)	$—	$46,871
Gain reclassified from OCI into interest income (effective portion)	$9,580	$31,234	$27,131
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	$—	$—	$—
Other income	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain (loss) recognized in interest rate swap income	$4,324	$4,962	$(3,812)
Gain (loss) recognized in interest rate swap income for risk participation agreements	213	243	(384)
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	(22)	1	(28)
Foreign currency loan	(4)	(27)	143
Total gain (loss) for derivatives not designated as hedges	$4,511	$5,179	$(4,081)
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
Cleared derivative transactions are with CME and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At December 31, 2022, the Company had no exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values. At December 31, 2021, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.4 million. In addition, at December 31, 2022 and 2021, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $84.1 million and $48.9 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities on the Company’s Consolidated Balance Sheets.
At December 31, 2022, there were no interest rate swap derivatives with credit-risk contingent features in a net liability position. At December 31, 2021, the fair value of interest rate swap derivatives with credit-risk related contingent features that were in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, totaled $13.7 million. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At December 31, 2022 and 2021, the Company had posted collateral in the form of cash amounting to $1.0 million and $21.3 million, respectively, which was considered to be a restricted asset and was included in other short-term investments within the Company’s Consolidated Balance Sheets. If the Company had breached any of these provisions at

December 31, 2022 or 2021, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of December 31, 2022 and December 31, 2021, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $8.3 million and $31.9 million, respectively, and forward sale commitments of $10.0 million and $24.4 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded net (losses)/gains related to the change in fair value of commitments to originate and sell mortgage loans of $(0.2) million, $(0.7) million and $0.9 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2022 was $0.1 million and $0.1 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2021 was $0.3 million and $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
20. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of December 31, 2022 and 2021, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its financial position, as of the dates indicated:

	As of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Interest rate swaps designated as cash flow hedges	$16	$—	$16	$—	$—	$16
Customer-related positions:
Interest rate swaps	23,567	—	23,567	381	(14,430)	8,756
Risk participation agreements	78	—	78	—	—	78
Foreign currency exchange contracts – matched customer book	198	—	198	—	—	198
Foreign currency exchange contracts – foreign currency loan	2	—	2	—	—	2
	$23,861	$—	$23,861	$381	$(14,430)	$9,050
Derivative Liabilities
Interest rate swaps designated as cash flow hedges	$2,417	$—	$2,417	$—	$2,417	$—
Customer-related positions:
Interest rate swaps	78,577	—	78,577	381	—	78,196
Risk participation agreements	130	—	130	—	—	130
Foreign currency exchange contracts – matched customer book	205	—	205	—	—	205
Foreign currency exchange contracts – foreign currency loan	93	—	93	—	—	93
	$81,422	$—	$81,422	$381	$2,417	$78,624

	As of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Customer-related positions:
Interest rate swaps	$64,338	$—	$64,338	$1,440	$—	$62,898
Risk participation agreements	315	—	315	—	—	315
Foreign currency exchange contracts – matched customer book	61	—	61	—	—	61
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$64,714	$—	$64,714	$1,440	$—	$63,274
Derivative Liabilities
Customer-related positions:
Interest rate swaps	$17,880	$—	$17,880	$1,440	$16,440	$—
Risk participation agreements	580	—	580	—	—	580
Foreign currency exchange contracts – matched customer book	46	—	46	—	—	46
Foreign currency exchange contracts – foreign currency loan	87	—	87	—	—	87
	$18,593	$—	$18,593	$1,440	$16,440	$713
21. Fair Value of Assets and Liabilities
The Company uses fair value measurements to record adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
The fair value of U.S. Agency bonds, including Small Business Administration pooled securities, were evaluated using relevant trade data, benchmark quotes and spreads obtained from publicly available trade data, and generated on a price, yield or spread basis as determined by the observed market data. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
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
The fair value of other U.S. government agency obligations were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $38.9 million and $58.1 million at December 31, 2022 and 2021, respectively. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at December 31, 2022 and 2021, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.

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
Mortgage Derivatives
The fair value of mortgage derivatives was determined based upon current market prices for similar assets in the secondary market and therefore are classified as Level 2 within the fair value hierarchy.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$4,111,908	$—	$4,111,908	$—
Government-sponsored commercial mortgage-backed securities	1,348,954	—	1,348,954	—
U.S. Agency bonds	952,482	—	952,482	—
U.S. Treasury securities	93,057	93,057	—	—
State and municipal bonds and obligations	183,092	—	183,092	—
Other debt securities	1,285	—	1,285	—
Rabbi trust investments	76,286	69,257	7,029	—
Loans held for sale	4,543	—	4,543	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	16	—	16	—
Customer-related positions	23,567	—	23,567	—
Risk participation agreements	78	—	78	—
Foreign currency forward contracts
Matched customer book	198	—	198	—
Foreign currency loan	2	—	2	—
Mortgage derivatives	62	—	62	—
Total	$6,795,530	$162,314	$6,633,216	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$2,417	$—	$2,417	$—
Customer-related positions	78,577	—	78,577	—
Risk participation agreements	130	—	130	—
Foreign currency forward contracts
Matched customer book	205	—	205	—
Foreign currency loan	93	—	93	—
Mortgage derivatives	58	—	58	—
Total	$81,480	$—	$81,480	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$5,524,708	$—	$5,524,708	$—
Government-sponsored commercial mortgage-backed securities	1,408,868	—	1,408,868	—
U.S. Agency bonds	1,175,014	—	1,175,014	—
U.S. Treasury securities	88,605	88,605	—	—
State and municipal bonds and obligations	280,329	—	280,329	—
Small Business Administration pooled securities	32,103	—	32,103	—
Other debt securities	1,597	—	1,597
Rabbi trust investments	104,372	96,190	8,182	—
Loans held for sale	1,206	—	1,206	—
Interest rate swap contracts
Customer-related positions	64,338	—	64,338	—
Risk participation agreements	315	—	315	—
Foreign currency forward contracts
Matched customer book	61	—	61	—
Foreign currency loan	—	—	—	—
Mortgage derivatives	256	—	256	—
Total	$8,681,772	$184,795	$8,496,977	$—
Liabilities
Interest rate swap contracts
Customer-related positions	$17,880	$—	$17,880	$—
Risk participation agreements	580	—	580	—
Foreign currency forward contracts
Matched customer book	46	—	46	—
Foreign currency loan	87	—	87	—
Mortgage derivatives	16	—	16	—
Total	$18,609	$—	$18,609	$—
There were no transfers to or from Level 1, 2 and 3 during the years ended December 31, 2022 and 2021.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2022 or December 31, 2021.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of December 31, 2022 and 2021.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$16,432	$—	$—	$16,432

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$12,068	$—	$—	$12,068
For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary. Refer to Note 2, “Summary of Significant Accounting Policies” and Note 5, “Loans and Allowance for Credit Losses” for further discussion regarding the Company’s adoption of ASU 2016-13 and the effect of that adoption on the management’s process for estimating the allowance for loan losses.
Loans for which a reserve was established based upon expected cash flows discounted at the loan’s effective interest rate are not deemed to be measured at fair value.

Disclosures about Fair Value of Financial Instruments
The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2022	Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$276,493	$246,343	$—	$246,343	$—
Government-sponsored commercial mortgage-backed securities	200,154	176,883	—	176,883	—
Loans, net of allowance for loan losses	13,420,317	13,149,096	—	—	13,149,096
FHLB stock	41,363	41,363	—	41,363	—
Bank-owned life insurance	160,790	160,790	—	160,790	—
Liabilities
Deposits	$18,974,359	$18,960,407	$—	$18,960,407	$—
FHLB advances	704,084	702,954	—	702,954	—
Escrow deposits of borrowers	22,314	22,314	—	22,314	—
Interest rate swap collateral funds	14,430	14,430	—	14,430	—

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2021	Fair Value as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Loans, net of allowance for loan losses	$12,157,281	$12,282,323	$—	$—	$12,282,323
FHLB stock	10,904	10,904	—	10,904	—
Bank-owned life insurance	157,091	157,091	—	157,091	—
Liabilities
Deposits	$19,628,311	$19,626,376	$—	$19,626,376	$—
FHLB advances	14,020	13,558	—	13,558	—
Escrow deposits of borrowers	20,258	20,258	—	20,258	—
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
22. Revenue from Contracts with Customers
Revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) is recognized when control of goods or services is transferred to the customer, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company measures revenue and timing of recognition by applying the following five steps:
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

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Insurance commissions	$99,232	$94,704	$94,495
Service charges on deposit accounts	30,392	24,271	21,560
Trust and investment advisory fees	23,593	24,588	21,102
Debit card processing fees	12,644	12,118	10,277
Other non-interest income	10,722	8,515	7,311
Total noninterest income in-scope of ASC 606	176,583	164,196	154,745
Total noninterest (loss) income out-of-scope of ASC 606	(422)	28,959	23,628
Total noninterest income	$176,161	$193,155	$178,373
Additional information related to each of the revenue streams is further noted below.
Insurance Commissions
The Company acts as an agent in offering property, casualty, and life and health insurance to both commercial and consumer customers though Eastern Insurance Group. The Company earns a fixed commission rate on the sales of these products and services. The Company may also earn additional commissions from the insurers based upon meeting certain criteria, such as premium levels, growth rates, new business volume and loss experience. The Company recognizes commission revenues when earned based upon the effective date of the policy or when services are rendered. Certain revenues are deferred to reflect delivery of services over the contract period.
Commissions are earned on the contract effective date and generally are based upon a percentage of premiums for insurance coverage. Commission rates depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk coverage, and historical benchmarks surrounding the level of effort necessary for the Company to place and service the insurance contract. The vast majority of the Company’s services and revenues are associated with the placement of an insurance contract. Insurance commissions earned but not yet received amounted to $15.1 million and $15.6 million as of December 31, 2022, and 2021, respectively, and were included in other assets on the Consolidated Balance Sheets.

The Company also earns profit-sharing revenues, also referred to as contingency revenue, from the insurers with whom the Company places business. These profit-sharing revenues are performance bonuses from the insurers based upon certain performance metrics such as floors on written premiums, loss rates, and growth rates. These amounts are in excess of the commission revenues discussed above, and not all business placed with underwriting enterprises is eligible for contingent revenues. Contingent revenues are variable and generally based upon the Company’s expectation of the ultimate profit-sharing revenue amounts to be earned and can vary from period to period. The Company’s contracts are generally calendar year contracts whereby revenues from underwriting enterprises are received in the calendar year following placement, generally the first and second quarters, after verification of the performance indicators outlined in the contracts. Accordingly, during each reporting period, management must make its best estimate of the amounts that have been earned using historical averages and other factors to project revenues. The Company bases its estimates each period on a contract-by-contract basis. As estimates may change significantly from period to period, the Company does not recognize this revenue until it has concluded that, based on all the facts and information available, it is probable that a significant revenue reversal will not occur in future periods.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $2.1 million and $1.8 million as of December 31, 2022 and 2021 respectively, and were included in other assets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both December 31, 2022 and 2021 and were included in other assets.
Other Noninterest Income
The Company earns various types of other noninterest income that have been aggregated into one general revenue stream in the table noted above. Noninterest income includes, but is not limited to, the following types of revenue with customers: safe deposit rent, ATM surcharge fees and customer checkbook fees. Individually, these sources of noninterest income are not material.

23. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax benefit (expense) allocated to each component of other comprehensive (loss) income:

	For the Year Ended December 31, 2022
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(1,061,859)	$238,005	$(823,854)
Less: reclassification adjustment for losses included in net income	(3,157)	873	(2,284)
Net change in fair value of securities available for sale	(1,058,702)	237,132	(821,570)
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges(1)	(69,010)	18,377	(50,633)
Less: net cash flow hedge gains reclassified into interest income(1)	9,580	(2,693)	6,887
Net change in fair value of cash flow hedges	(78,590)	21,070	(57,520)
Defined benefit pension plans:
Change in actuarial net loss	6,323	(1,777)	4,546
Less: amortization of actuarial net loss	(11,032)	3,101	(7,931)
Less: Defined Benefit Plan settlement loss	(12,045)	3,386	(8,659)
Less: net accretion of prior service credit	11,882	(3,340)	8,542
Net change in other comprehensive income for defined benefit pension plans	17,518	(4,924)	12,594
Total other comprehensive loss	$(1,119,774)	$253,278	$(866,496)

	For the Year Ended December 31, 2021
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized (losses) gains on securities available for sale:
Change in fair value of securities available for sale	$(133,466)	$30,117	$(103,349)
Less: reclassification adjustment for gains included in net income	1,166	(257)	909
Net change in fair value of securities available for sale	(134,632)	30,374	(104,258)
Unrealized gains on cash flow hedges:
Change in fair value of cash flow hedges(1)	—	—	—
Less: net cash flow hedge gains reclassified into interest income(1)	31,234	(8,780)	22,454
Net change in fair value of cash flow hedges	(31,234)	8,780	(22,454)
Defined benefit pension plans:
Change in actuarial net gain	19,243	(5,409)	13,834
Less: amortization of actuarial net loss	(13,400)	3,767	(9,633)
Plan amendment - Century acquisition lump sum distribution option	1,106	(311)	795
Less: net accretion of prior service credit	11,796	(3,316)	8,480
Net change in other comprehensive income for defined benefit pension plans	21,953	(6,171)	15,782
Total other comprehensive loss	$(143,913)	$32,983	$(110,930)

	For the Year Ended December 31, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Unrealized gains on securities available for sale:
Change in fair value of securities available for sale	$30,926	$(6,828)	$24,098
Less: reclassification adjustment for gains included in net income	288	(64)	224
Net change in fair value of securities available for sale	30,638	(6,764)	23,874
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges(1)	46,871	(13,175)	33,696
Less: net cash flow hedge gains reclassified into interest income(1)	27,131	(7,626)	19,505
Net change in fair value of cash flow hedges	19,740	(5,549)	14,191
Defined benefit pension plans:
Change in actuarial net gain	(58,811)	16,532	(42,279)
Less: amortization of actuarial net loss	(10,787)	3,033	(7,754)
Plan amendment - prior service credit	133,439	(37,510)	95,929
Less: net accretion of prior service credit	1,931	(543)	1,388
Net change in other comprehensive income for defined benefit pension plans	83,484	(23,468)	60,016
Total other comprehensive income	$133,862	$(35,781)	$98,081
(1)Includes amortization of $7.3 million, $22.5 million, and $11.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, of the remaining balance of realized but unrecognized gains, net of tax, from the termination of interest rate swaps. The total realized gain of $41.2 million, net of tax, will be recognized in earnings through January 2023. The balance of this gain had amortized to less than $0.1 million, $7.4 million, and $29.8 million, net of tax, at December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized (Losses) and Gains on Available for Sale Securities	Unrealized (Losses) and Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning balance: January 1, 2020	$21,798	$15,624	$(81,269)	$(43,847)
Other comprehensive income before reclassifications	24,098	33,696	53,650	111,444
Less: Amounts reclassified from accumulated other comprehensive income	224	19,505	(6,366)	13,363
Net current-period other comprehensive income	23,874	14,191	60,016	98,081
Ending balance: December 31, 2020	$45,672	$29,815	$(21,253)	$54,234
Other comprehensive (loss) income before reclassifications	(103,349)	—	14,629	(88,720)
Less: Amounts reclassified from accumulated other comprehensive income	909	22,454	(1,153)	22,210
Net current-period other comprehensive (loss) income	(104,258)	(22,454)	15,782	(110,930)
Ending balance: December 31, 2021	$(58,586)	$7,361	$(5,471)	$(56,696)
Other comprehensive (loss) income before reclassifications	(823,854)	(50,633)	4,546	(869,941)
Less: Amounts reclassified from accumulated other comprehensive income	(2,284)	6,887	(8,048)	(3,445)
Net current-period other comprehensive (loss) income	(821,570)	(57,520)	12,594	(866,496)
Ending balance: December 31, 2022	$(880,156)	$(50,159)	$7,123	$(923,192)

The following table illustrates the significant amounts reclassified out of each component of accumulated other comprehensive (loss)/income, net of tax:

	Year Ended December 31,
Details about Accumulated Other Comprehensive (Loss)/Income Components	2022	2021	2020	Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)
Unrealized (losses) and gains on available-for-sale securities	$(3,157)	$1,166	$288	(Losses) gains on sales of securities available for sale, net
	(3,157)	1,166	288	Total before tax
	873	(257)	(64)	Tax benefit or (expense)
	$(2,284)	$909	$224	Net of tax
Unrealized gains on cash flow hedges	$9,580	$31,234	$27,131	Interest income
	9,580	31,234	27,131	Total before tax
	(2,693)	(8,780)	(7,626)	Tax expense
	$6,887	$22,454	$19,505	Net of tax
Amortization of defined benefit pension items	$(23,077)	$(13,400)	$(10,787)	Net periodic pension cost - see Note 17
Accretion of prior service credit	11,882	11,796	1,931	Net periodic pension cost - see Note 17
	(11,195)	(1,604)	(8,856)	Total before tax
	3,147	451	2,490	Tax benefit
	$(8,048)	$(1,153)	$(6,366)	Net of tax
Total reclassifications for the period	$(3,445)	$22,210	$13,363

24. Segment Reporting
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

Results of operations and selected financial information by segment and reconciliation to the Consolidated Financial Statements as of and for the years ended December 31, 2022, 2021, and 2020 were as follows:

	As of and for the Year Ended December 31, 2022
	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$568,054	$—	$—	$568,054
Provision for allowance for loan losses	17,925	—	—	17,925
Net interest income after provision for loan losses	550,129	—	—	550,129
Noninterest income	78,002	98,814	(655)	176,161
Noninterest expense	390,880	83,208	(4,486)	469,602
Income before income tax expense	237,251	15,606	3,831	256,688
Income tax expense	52,521	4,408	—	56,929
Net income	$184,730	$11,198	$3,831	$199,759
Total assets	$22,498,175	$215,190	$(66,507)	$22,646,858
Total liabilities	$20,192,632	$48,943	$(66,507)	$20,175,068

	As of and for the Year Ended December 31, 2021
	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$429,827	$—	$—	$429,827
Release of allowance for loan losses	(9,686)	—	—	(9,686)
Net interest income after provision for loan losses	439,513	—	—	439,513
Noninterest income	96,376	97,168	(389)	193,155
Noninterest expense	365,410	82,780	(4,234)	443,956
Income before income tax expense	170,479	14,388	3,845	188,712
Income tax expense	29,994	4,053	—	34,047
Net income	$140,485	$10,335	$3,845	$154,665
Total assets	$23,376,521	$204,768	$(69,161)	$23,512,128
Total liabilities	$20,125,218	$49,719	$(69,161)	$20,105,776

	As of and for the Year Ended December 31, 2020
	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$401,251	$—	$—	$401,251
Provision for allowance for loan losses	38,800	—	—	38,800
Net interest income after provision for loan losses	362,451	—	—	362,451
Noninterest income	82,334	96,739	(700)	178,373
Noninterest expense	431,705	77,806	(4,588)	504,923
Income before income tax expense	13,080	18,933	3,888	35,901
Income tax expense	7,870	5,293	—	13,163
Net income	$5,210	$13,640	$3,888	$22,738
Total assets	$15,831,175	$200,216	$(67,201)	$15,964,190
Total liabilities	$12,547,838	$55,501	$(67,201)	$12,536,138

25. Parent Company Financial Statements
Condensed financial information relative to Eastern Bankshares Inc.'s (“the parent company”) balance sheets at December 31, 2022 and 2021 and the related statements of income and cash flows for the years ended December 31, 2022, 2021 and 2020 are presented below. The statement of shareholders’ equity is not presented below as the parent company’s shareholders’ equity is that of the consolidated Company.

BALANCE SHEETS
	As of December 31,
	2022	2021
	(In thousands)
Assets
Cash and cash equivalents(1)	$126,441	$134,671
Goodwill and other intangibles, net	744	744
Deferred income taxes, net	13,182	17,974
Investment in subsidiaries	2,327,521	3,250,133
Other assets	4,557	3,080
Total assets	$2,472,445	$3,406,602
Liabilities and shareholders’ equity
Other liabilities	$655	$250
Total liabilities	655	250
Shareholders’ equity	2,471,790	3,406,352
Total liabilities and shareholders’ equity	$2,472,445	$3,406,602
(1)Includes $125.0 million and $133.5 that is eliminated in consolidation as of December 31, 2022 and 2021, respectively.

STATEMENTS OF INCOME
	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Income
Interest income	$15	$—	$—
Total income	15	—	—
Expenses
Professional services	899	7,393	1,485
Charitable contributions	—	—	91,287
Other	3,070	222	151
Total expenses	3,969	7,615	92,923
Loss before income taxes and equity in undistributed income of subsidiaries	(3,954)	(7,615)	(92,923)
Income tax expense (benefit)	269	(11,344)	(13,933)
(Loss) income before equity in undistributed income of subsidiaries	(4,223)	3,729	(78,990)
Equity in undistributed income of subsidiaries	203,982	150,936	101,728
Net income	$199,759	$154,665	$22,738

STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows provided by operating activities
Net income	$199,759	$154,665	$22,738
Adjustments to reconcile net income to cash provided by operating activities
Equity in undistributed income of subsidiaries	(203,982)	(150,936)	(101,728)
Issuance of common shares donated to the Eastern Bank Foundation	—	—	91,287
Share-based compensation	10,507	—	—
ESOP expense	9,923	9,408	2,351
Change in:
Deferred income taxes, net	4,792	(7,157)	(10,817)
Other, net	(937)	(388)	(350)
Net cash provided by operating activities	20,062	5,592	3,481
Cash flows provided by (used in) investing activities
Investment in Eastern Bank	—	—	(882,096)
Cash paid for acquisition, net of cash acquired	—	(640,890)	—
Return of investments in subsidiary	240,000	140,000	—
Contributions to other equity investments	(788)	—	—
Net cash provided by (used in) investing activities	239,212	(500,890)	(882,096)
Cash flows (used in) provided by financing activities
Proceeds from issuance of common shares	—	—	1,792,878
Purchase of shares by ESOP	—	—	(149,407)
Payments for deferred offering costs	—	—	(28,552)
Payment of subordinated debentures assumed in business combination (1)	—	(36,277)	—
Payments for shares repurchased under share repurchase plans	(201,618)	(23,224)	—
Dividends declared and paid to common shareholders	(65,886)	(51,564)	—
Net cash (used in) provided by financing activities	(267,504)	(111,065)	1,614,919
Net (decrease) increase in cash and cash equivalents	(8,230)	(606,363)	736,304
Cash and cash equivalents at beginning of year	134,671	741,034	4,730
Cash and cash equivalents at end of year	$126,441	$134,671	$741,034
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
26. Related Parties
The Company has, and expects to have in the future, related party transactions in the ordinary course of business. The transactions include, but are not limited to, lending activities and deposit services with directors and executive officers of the Company and their affiliates. Based on the Company’s assessment, such transactions are consistent with prudent banking practices and are within applicable banking regulations. During the years ended December 31, 2022, 2021 and 2020, no such transactions involved amounts in excess of 5% of the Company’s total shareholders’ equity.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.
Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely and/or hybrid. The Company is continually monitoring and assessing the impact of working remotely and/or hybrid on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Ernst & Young LLP, Boston, Massachusetts, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, is included below:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastern Bankshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eastern Bankshares, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eastern Bankshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2023

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its 2023 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2022 under the headings of “Proposal 1 – Election of Directors,” “Corporate Governance – Code of Business Conduct and Ethics,” “Shareholders Proposals,” “Audit Committee Report,” “Information about our Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” and “Corporate Governance – Audit Committee.”
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information concerning equity compensation plans, the information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” The following table sets out information as of December 31, 2022, about securities authorized for issuance under the Company’s Equity Incentive Plan, which has been approved by shareholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,506,001	(2)	—	23,978,071	(1)
Equity compensation plans not approved by security holders	—		—	—
Total	1,506,001		—	23,978,071	(1)
(1)26,146,141 shares were reserved for issuance under the Eastern Bankshares, Inc. 2021 Equity Incentive Plan. Pursuant to the terms of such plan, 683,056 shares of restricted stock were granted and issued to the Company’s non-employee directors on November 30, 2021. An additional 31,559 shares were issued to the Company’s non-employee directors on May 17, 2022. Forfeited shares are returned to the pool of shares available for issuance in accordance with the terms of the 2021 Equity Incentive Plan. For more information, see the “Share-Based Compensation Plan” section in Note 17, “Employee Benefits” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
(2)Consists of shares of common shares that have been reserved and may be issuable to Company employees upon the settlement of 972,325 restricted stock units and 533,676 performance share units at target payout levels.
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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1) The Consolidated Financial Statements (see Item 8 of this Annual Report on Form 10-K):
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2022 and 2021.
Consolidated statements of income for each of the years in the three-year period ended December 31, 2022.
Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2022.
Consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2022.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2022.
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
EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.

2.1	Plan of Conversion		S-1	333-239251	06/18/2020	2

2.2	Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Clarion Acquisition Corp., Century Bancorp, Inc. and Century Bank and Trust Company, dated as of April 7, 2021		8-K	001-39610	04/08/2021	2.1

3.1	Restated Articles of Organization of Eastern Bankshares, Inc., effective May 16, 2022		10-Q	001-39610	08/05/2022	3.1

3.2	Bylaws of Eastern Bankshares, Inc.		10-Q	333-239251	09/24/2020	3.2

4.1	Form of Common Stock Certificate of Eastern Bankshares, Inc.		S-1/A	333-239251	08/05/2020	4

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act		10-K	001-39610	03/29/2021	4.2

10.1†	Eastern Bank Employee Stock Ownership Plan		S-1	333-239251	06/18/2020	10.1

10.2†	Executive Severance Benefits Agreement with Robert F. Rivers		S-1	333-239251	06/18/2020	10.2

10.3†	Executive Retention and Severance Benefits Agreement with Quincy L. Miller		S-1	333-239251	06/18/2020	10.3

10.4†	Change in Control Agreement with Robert F. Rivers, dated June 15, 2020		S-1	333-239251	06/18/2020	10.4

10.5†	Change in Control Agreement with Quincy L. Miller, dated June 15, 2020		S-1	333-239251	06/18/2020	10.5

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.
10.6†	Form of Change in Control Agreement with other executive officers		S-1	333-239251	06/18/2020	10.6

10.7†	Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.7

10.8†	Amendment to Supplemental Executive Retirement Plan dated July 26, 2021		10-Q	001-39610	11/10/2021	10.1

10.9†	Benefit Equalization Plan		S-1	333-239251	06/18/2020	10.8

10.10†	Outside Directors’ Retainer Continuance Plan, as amended		10-Q	333-239251	09/24/2020	10.9

10.11†	409A Long Term Incentive Plan, as amended		S-1	333-239251	06/18/2020	10.10

10.12†	409A Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.11

10.13†	Eastern Insurance Group LLC Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.12

10.14†	Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.13

10.15†	Eastern Bankshares, Inc. Management Incentive Plan for Eastern Bank Participants		10-Q	001-39610	08/13/2021	10.1

10.16†	Eastern Bankshares, Inc. Management Incentive Plan for Eastern Insurance Group LLC Participants		10-Q	001-39610	08/13/2021	10.2

10.17†	Eastern Bankshares, Inc. 2021 Equity Incentive Plan		S-8	333-239251	11/29/2021	10.1

10.18†	Form of Restricted Stock Award Agreement		S-8	333-239251	11/29/2021	10.2

10.19†	Form of One-Time RSU Award Agreement		8-K	001-39610	01/19/2022	10.1

10.20†	Form of Annual RSU Award Agreement		8-K	001-39610	01/19/2022	10.2

10.21†	Form of One-Time PSU Award Agreement		8-K	001-39610	01/19/2022	10.3

10.22†	Form of Annual PSU Award Agreement		8-K	001-39610	01/19/2022	10.4

21*	Subsidiaries of Eastern Bankshares, Inc.	X

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) the Notes to the Consolidated Financial Statements.
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

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert F. Rivers	Director, Chair and Chief Executive Officer	Date: February 24, 2023
Robert F. Rivers	(Principal Executive Officer)

/s/ James B. Fitzgerald	Chief Financial Officer and Chief Administrative Officer	Date: February 24, 2023
James B. Fitzgerald	(Principal Financial Officer)

/s/ David A. Ahlquist	Principal Accounting Officer	Date: February 24, 2023
David A. Ahlquist

/s/ Richard C. Bane	Director	Date: February 24, 2023
Richard C. Bane

/s/ Luis A. Borgen	Director	Date: February 24, 2023
Luis A. Borgen

/s/ Joseph T. Chung	Director	Date: February 24, 2023
Joseph T. Chung

/s/ Paul M. Connolly	Director	Date: February 24, 2023
Paul M. Connolly

/s/ Bari A. Harlam	Director	Date: February 24, 2023
Bari A. Harlam

/s/ Diane S. Hessan	Director	Date: February 24, 2023
Diane S. Hessan

/s/ Richard E. Holbrook	Director	Date: February 24, 2023
Richard E. Holbrook

/s/ Deborah C. Jackson	Director	Date: February 24, 2023
Deborah C. Jackson

/s/ Peter K. Markell	Director	Date: February 24, 2023
Peter K. Markell

/s/ Paul D. Spiess	Director	Date: February 24, 2023
Paul D. Spiess