Form 10-Q
period 2023-03-31
Eastern Bankshares, Inc.
filed 2023-05-08
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
176,328,426 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of May 4, 2023.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$98,377	$106,040
Short-term investments	2,039,439	63,465
Cash and cash equivalents	2,137,816	169,505
Securities:
Available for sale (amortized cost $5,459,320 and $7,825,435, respectively)	4,700,134	6,690,778
Held to maturity (fair value $425,427 and $423,226, respectively)	471,185	476,647
Total securities	5,171,319	7,167,425
Loans held for sale	3,068	4,543
Loans:
Commercial and industrial	3,169,438	3,150,946
Commercial real estate	5,201,196	5,155,323
Commercial construction	357,117	336,276
Business banking	1,078,678	1,090,492
Residential real estate	2,497,491	2,460,849
Consumer home equity	1,180,824	1,187,547
Other consumer	190,506	194,098
Total loans	13,675,250	13,575,531
Allowance for loan losses	(140,938)	(142,211)
Unamortized premiums, net of unearned discounts and deferred fees	(13,597)	(13,003)
Net loans	13,520,715	13,420,317
Federal Home Loan Bank stock, at cost	45,168	41,363
Premises and equipment	61,110	62,656
Bank-owned life insurance	161,755	160,790
Goodwill and other intangibles, net	660,165	661,126
Deferred income taxes, net	314,139	331,648
Prepaid expenses	163,018	165,900
Other assets	482,257	461,585
Total assets	$22,720,530	$22,646,858
LIABILITIES AND EQUITY
Deposits:
Demand	$5,564,016	$6,240,637
Interest checking accounts	4,240,780	4,568,122
Savings accounts	1,633,790	1,831,123
Money market investment	5,135,590	4,710,095
Certificates of deposit	1,967,404	1,624,382
Total deposits	18,541,580	18,974,359
Borrowed funds:
Short-term Federal Home Loan Bank advances	1,088,296	691,297
Escrow deposits of borrowers	25,671	22,314
Interest rate swap collateral funds	11,780	14,430
Long-term Federal Home Loan Bank advances	12,656	12,787
Total borrowed funds	1,138,403	740,828
Other liabilities	461,424	459,881
Total liabilities	20,141,407	20,175,068
Commitments and contingencies (see footnote 13)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 176,328,426 and 176,172,073 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,764	1,762
Additional paid in capital	1,651,524	1,649,141
Unallocated common shares held by the Employee Stock Ownership Plan	(136,470)	(137,696)
Retained earnings	1,672,169	1,881,775
Accumulated other comprehensive income, net of tax	(609,864)	(923,192)
Total shareholders’ equity	2,579,123	2,471,790
Total liabilities and shareholders’ equity	$22,720,530	$22,646,858
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$153,540	$101,367
Taxable interest and dividends on securities	28,642	27,876
Non-taxable interest and dividends on securities	1,434	1,806
Interest on federal funds sold and other short-term investments	5,264	436
Total interest and dividend income	188,880	131,485
Interest expense:
Interest on deposits	42,933	3,322
Interest on borrowings	7,638	39
Total interest expense	50,571	3,361
Net interest income	138,309	128,124
Provision for (release of) allowance for loan losses	25	(485)
Net interest income after provision for (release of) allowance for loan losses	138,284	128,609
Noninterest (loss) income:
Insurance commissions	31,503	28,713
Service charges on deposit accounts	6,472	8,537
Trust and investment advisory fees	5,770	6,141
Debit card processing fees	3,170	2,945
Interest rate swap (losses) income	(408)	2,932
Income (losses) from investments held in rabbi trusts	2,857	(4,433)
(Losses) gains on sales of mortgage loans held for sale, net	(74)	169
Losses on sales of securities available for sale, net	(333,170)	(2,172)
Other	5,550	3,583
Total noninterest (loss) income	(278,330)	46,415
Noninterest expense:
Salaries and employee benefits	78,478	69,526
Office occupancy and equipment	9,878	11,614
Data processing	13,441	15,320
Professional services	3,420	3,950
Marketing expenses	1,097	1,574
Loan expenses	1,095	1,919
FDIC insurance	2,546	1,412
Amortization of intangible assets	960	827
Other	5,379	2,724
Total noninterest expense	116,294	108,866
(Loss) income before income tax (benefit) expense	(256,340)	66,158
Income tax (benefit) expense	(62,244)	14,642
Net (loss) income	$(194,096)	$51,516
Basic (loss) earnings per share	$(1.20)	$0.30
Diluted (loss) earnings per share	$(1.20)	$0.30
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net (loss) income	$(194,096)	$51,516
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	292,031	(352,025)
Net change in fair value of cash flow hedges	21,678	(3,809)
Net change in other comprehensive income for defined benefit postretirement plans	(381)	(124)
Total other comprehensive income (loss)	313,328	(355,958)
Total comprehensive income (loss)	$119,232	$(304,442)
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2023 and 2022

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2021	186,305,332	$1,863	$1,835,241	$1,768,653	$(56,696)	$(142,709)	$3,406,352
Cumulative effect of accounting adjustment (1)	—	—	—	(20,098)	—	—	(20,098)
Dividends to common shareholders	—	—	—	(17,074)	—	—	(17,074)
Repurchased common stock	(2,866,621)	(29)	(60,566)	—	—	—	(60,595)
Share-based compensation	—	—	1,623	—	—	—	1,623
Net income	—	—	—	51,516	—	—	51,516
Other comprehensive loss, net of tax	—	—	—	—	(355,958)	—	(355,958)
ESOP shares committed to be released	—	—	1,372	—	—	1,254	2,626
Balance at March 31, 2022	183,438,711	$1,834	$1,777,670	$1,782,997	$(412,654)	$(141,455)	$3,008,392

Balance at December 31, 2022	176,172,073	$1,762	$1,649,141	$1,881,775	$(923,192)	$(137,696)	$2,471,790
Cumulative effect of accounting adjustment (2)	—	—	—	822	—	—	822
Dividends to common shareholders	—	—	—	(16,332)	—	—	(16,332)
Issuance of common stock under share-based compensation arrangements (3)	156,353	2	(1,165)	—	—	—	(1,163)
Share-based compensation	—	—	3,044	—	—	—	3,044
Net loss	—	—	—	(194,096)	—	—	(194,096)
Other comprehensive income, net of tax	—	—	—	—	313,328	—	313,328
ESOP shares committed to be released	—	—	504	—	—	1,226	1,730
Balance at March 31, 2023	176,328,426	$1,764	$1,651,524	$1,672,169	$(609,864)	$(136,470)	$2,579,123
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
(2)Represents gross transition adjustment amount of $1.1 million, net of taxes of $0.3 million, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2022-02. Refer to Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
(3)Represents shares issued, net of employee tax withheld, during the three months ended March 31, 2023 upon the vesting of restricted stock units. Refer to Note 11, “Share-Based Compensation” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2023	2022

Operating activities
Net (loss) income	$(194,096)	$51,516
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (release of) allowance for loan losses	25	(485)
Depreciation and amortization	3,719	3,803
Amortization (accretion) of deferred loan fees and premiums, net	742	(2,653)
Deferred income tax (benefit) expense	(73,106)	14,129
Amortization of investment security premiums and discounts, net	2,559	4,669
Right-of-use asset amortization	3,139	3,272
Share-based compensation	3,044	1,623
Increase in cash surrender value of bank-owned life insurance	(965)	(863)
Loss on sale of securities available for sale, net	333,170	2,172
Accretion of gains from terminated interest rate swaps	(46)	(5,298)
Employee Stock Ownership Plan expense	1,730	2,626
Other	34	1,013
Change in:
Loans held for sale	1,446	40
Prepaid pension expense	1,202	(7,680)
Other assets	(8,768)	40,300
Other liabilities	26,691	(39,806)
Net cash provided by operating activities	100,520	68,378
Investing activities
Proceeds from sales of securities available for sale	1,899,724	232,561
Proceeds from maturities and principal paydowns of securities available for sale	130,553	362,680
Purchases of securities available for sale	—	(471,543)
Proceeds from maturities and principal paydowns of securities held to maturity	5,571	421
Purchases of securities held to maturity	—	(395,835)
Proceeds from sale of Federal Home Loan Bank stock	105,704	—
Purchases of Federal Home Loan Bank stock	(109,509)	—
Contributions to low income housing tax credit investments	(10,932)	(5,642)
Contributions to other equity investments	(405)	—
Distributions from other equity investments	90	606
Net (increase) decrease in outstanding loans, excluding loan purchases	(68,042)	99,847
Purchases of loans	(31,980)	—
Proceeds from life insurance policies	—	19,736
Acquisitions, net of cash and cash equivalents acquired	—	(5,200)
Purchased banking premises and equipment, net	(1,217)	(3,280)
Proceeds from sale of premises held for sale	—	8,390
Net cash provided by (used in) investing activities	1,919,557	(157,259)
Financing activities
Net decrease in demand, savings, interest checking, and money market investment deposit accounts	(775,801)	(155,429)
Net increase (decrease) in time deposits	343,022	(80,066)
Net increase in borrowed funds	397,575	644
Contingent consideration paid	(369)	(63)
Payments for repurchases of common stock	—	(60,595)
Dividends declared and paid to common shareholders	(16,193)	(16,908)
Net cash used in financing activities	(51,766)	(312,417)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,968,311	(401,298)
Cash, cash equivalents, and restricted cash at beginning of period	169,505	1,231,792
Cash, cash equivalents, and restricted cash at end of period	$2,137,816	$830,494

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$46,708	$3,343
Income taxes	5,862	5,505
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$51,525	$530
Net increase in operating lease right of use assets and operating lease liabilities relating to lease remeasurements/modifications	$1,523	$—
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
Certain previously reported amounts have been reclassified to conform to the current period’s presentation which included certain loan servicing-related costs which have been reclassified from professional services to loan expense.
The accompanying Consolidated Balance Sheet as of March 31, 2023, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022 and Statements of Cash Flows for the three months ended March 31, 2023 and 2022 are unaudited. The Consolidated Balance Sheet as of December 31, 2022 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of March 31, 2023 and those that were adopted during the three months ended March 31, 2023. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2022 Form 10-K.
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

Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of March 31, 2023:
In March 2023, the FASB issued ASU 2023-02, Investments–Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”). This update permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if the following conditions are met:
1.It is probable that the income tax credits allocable to the tax equity investor will be available.
2.The tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project.
3.Substantially all of the projected benefits are from income tax credits and other income tax benefits. Projected benefits include income tax credits, other income tax benefits, and other non-income-tax-related benefits. The projected benefits are determined on a discounted basis, using a discount rate that is consistent with the cash flow assumptions used by the tax equity investor in making its decision to invest in the project.
4.The tax equity investor’s projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive.
5.The tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor’s liability is limited to its capital investment.
Under existing accounting standards, the proportional amortization method is allowable only for equity investments in low-income-housing tax credit structures. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). Updates made by ASU 2023-02 allow a reporting entity to make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis. The Company had previously made an accounting policy election to account for its investments in low-income-housing tax credit investments using the proportional amortization method. This election was made upon the Company’s adoption of ASU 2014-01, Investments–Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which introduced the option to apply proportional amortization to low-income-housing tax credit investments. For public business entities, the amendments in ASU 2023-02 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in an interim period. The Company is currently assessing the impact of the new standard on its Consolidated Financial Statements.
Relevant standards that were adopted during the three months ended March 31, 2023:
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update modifies how an acquiring entity measures contract assets and contract liabilities of an acquiree in a business combination in accordance with Topic 606. The amendments in this update require the acquiring entity in a business combination to account for revenue contracts as if they had originated the contract and assess how the acquiree accounted for the contract under Topic 606. ASU 2021-08 improves comparability of recognition and measurement of revenue contracts with customers both before and after a business combination. For public business entities, the amendments in this update were effective for fiscal years beginning after December 15, 2022. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments with early adoption permitted. The adoption of this standard on January 1, 2023 did not have a material impact on the Company’s Consolidated Financial Statements.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments–Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The amendments in this update eliminate the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on vintage disclosures, referenced in ASC 326-20-50, to require disclosure of current-period gross write-offs by year of origination. This update supersedes the existing accounting guidance for TDRs in ASC 310-40 in its entirety and requires entities to evaluate all receivable modifications under existing accounting guidance in ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan. In addition to the elimination of TDR accounting guidance, entities that adopt this update will no longer consider renewals, modifications and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses. Further, if an entity employs a discounted cash flow method to calculate the allowance for credit losses, it will be required to use a post-modification-derived effective interest rate as part of its calculation. The update also requires new disclosures for receivables for which there has been a modification in their contractual cash flows resulting from borrowers experiencing financial difficulties. For public business entities, the amendments in this update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities may elect to apply the updated guidance on TDR recognition and measurement by using a modified retrospective transition method. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. On January 1, 2023, the Company adopted this standard by using the modified retrospective transition method, except with regard to amendments on TDR and vintage disclosures which were adopted prospectively. Accordingly, the Company recorded a cumulative-effect adjustment to retained earnings as of January 1, 2023. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
Significant Accounting Policies
The adoption of ASU 2022-02 resulted in changes in the Company’s accounting policies and estimates as it relates to loans receivable and the allowance for loan losses. The following describes the changes to the Company’s significant accounting policies from December 31, 2022, that resulted from the adoption of ASU 2022-02:
Allowance for Loan Losses - Loans Held for Investment
Troubled Debt Restructured Loans
The amendments in ASU 2022-02 eliminated the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Thus, as a result of adoption of this standard on January 1, 2023, rather than applying the recognition and measurement guidance for TDRs, the Company now applies the loan refinancing and restructuring guidance codified in paragraphs 310-20-35-9 through 35-11 of the Accounting Standards Codification to determine whether a modification results in a new loan or a continuation of an existing loan. As previously indicated, the Company adopted ASU 2022-02 using the modified retrospective transition method. Accordingly, upon adoption, commercial loan TDRs existing at that time which were measured using a discounted cash flow methodology and all residential real estate and consumer home equity loan TDRs were transitioned to the applicable segment of loans collectively evaluated for impairment based upon their risk characteristics. Commercial loan TDRs determined to be collateral dependent continue to be assessed for impairment on an individual basis.
Prior to the Company’s adoption of ASU 2022-02, in cases where a borrower was experiencing financial difficulties and the Company made certain concessionary modifications to contractual terms, the loan was classified as a TDR. Modifications included adjustments to interest rates, extensions of maturity, consumer loans where the borrower’s obligations had been effectively discharged through Chapter 7 bankruptcy and the borrower had not reaffirmed the debt to the Company, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Management identified loans as TDR loans when it had a reasonable expectation that it would execute a TDR modification with a borrower. In addition, management estimated expected credit losses on a collective basis if a group of TDR loans shared similar risk characteristics. If a TDR loan’s risk characteristics were not similar to those of any of the Company’s other TDR loans, expected credit losses on the TDR loan were measured individually. The impairment analysis discounted the present value of the anticipated cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification or the fair value of collateral if the loan was collateral dependent. The amount of credit loss, if any, was recorded as a specific loss allocation to each individual loan or as a loss allocation to the pool of loans, for those loans for which credit loss was measured on a collective basis, in the allowance for credit losses. Any commercial (commercial and industrial, commercial real estate, commercial construction, and business banking loans) or residential loan that had been classified as a TDR and which subsequently defaulted was reviewed to determine if the loan should be deemed collateral-dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan was determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell.
Refer to Note 4, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of the allowance for loan losses as of March 31, 2023 and information regarding the Company’s TDR loans as of December 31, 2022 and for the three months ended March 31, 2022.
3. Securities
Available for Sale Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of AFS securities as of March 31, 2023 and December 31, 2022, respectively, were as follows:

	As of March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,557,844	$—	$(533,284)	$—	$3,024,560
Government-sponsored commercial mortgage-backed securities	1,367,239	—	(187,199)	—	1,180,040
U.S. Agency bonds	235,540	—	(23,733)	—	211,807
U.S. Treasury securities	99,380	1	(5,098)	—	94,283
State and municipal bonds and obligations	198,017	118	(9,986)	—	188,149
Other debt securities	1,300	—	(5)	—	1,295
	$5,459,320	$119	$(759,305)	$—	$4,700,134

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$4,855,763	$—	$(743,855)	$—	$4,111,908
Government-sponsored commercial mortgage-backed securities	1,570,119	—	(221,165)	—	1,348,954
U.S. Agency bonds	1,100,891	—	(148,409)	—	952,482
U.S. Treasury securities	99,324	—	(6,267)	—	93,057
State and municipal bonds and obligations	198,039	9	(14,956)	—	183,092
Other debt securities	1,299	—	(14)	—	1,285
	$7,825,435	$9	$(1,134,666)	$—	$6,690,778
The Company did not record a provision for credit losses on any AFS securities for either the three months ended March 31, 2023 or 2022. Accrued interest receivable on AFS securities totaled $12.3 million and $12.9 million as of March 31, 2023 and December 31, 2022, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on AFS securities during either the three months ended March 31, 2023 or 2022. No securities held by the Company were delinquent on contractual payments as of March 31, 2023 and December 31, 2022, nor were any securities placed on non-accrual status for the three and twelve month periods then ended, respectively.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$1,045
Gross realized losses from sales of AFS securities	(333,170)	(3,217)
Losses from sales of AFS securities, net	$(333,170)	$(2,172)
Information pertaining to AFS securities with gross unrealized losses as of March 31, 2023 and December 31, 2022, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology (“CECL”), aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of March 31, 2023
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$4,106	$84,144	$529,178	$2,940,416	$533,284	$3,024,560
Government-sponsored commercial mortgage-backed securities	189	2,277	38,532	184,922	1,141,508	187,199	1,180,040
U.S. Agency bonds	23	—	—	23,733	211,807	23,733	211,807
U.S. Treasury securities	5	913	43,924	4,185	45,410	5,098	89,334
State and municipal bonds and obligations	197	2,015	62,057	7,971	97,811	9,986	159,868
Other debt securities	2	—	—	5	1,295	5	1,295
	740	$9,311	$228,657	$749,994	$4,438,247	$759,305	$4,666,904

	As of December 31, 2022
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	322	$42,196	$435,690	$701,659	$3,676,218	$743,855	$4,111,908
Government-sponsored commercial mortgage-backed securities	199	38,944	300,476	182,221	1,048,478	221,165	1,348,954
U.S. Agency bonds	37	645	4,145	147,764	948,337	148,409	952,482
U.S. Treasury securities	5	1,311	48,451	4,956	44,606	6,267	93,057
State and municipal bonds and obligations	237	14,942	179,614	14	225	14,956	179,839
Other debt securities	2	—	—	14	1,285	14	1,285
	802	$98,038	$968,376	$1,036,628	$5,719,149	$1,134,666	$6,687,525
The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of both March 31, 2023 and December 31, 2022.
The causes of the impairments listed in the tables above by category are as follows as of March 31, 2023 and December 31, 2022:
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
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, and fair value of HTM securities as of the dates indicated were as follows:

	As of March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$271,655	$—	$(24,829)	$—	$246,826
Government-sponsored commercial mortgage-backed securities	199,530	—	(20,929)	—	178,601
	$471,185	$—	$(45,758)	$—	$425,427

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$276,493	$—	$(30,150)	$—	$246,343
Government-sponsored commercial mortgage-backed securities	200,154	—	(23,271)	—	176,883
	$476,647	$—	$(53,421)	$—	$423,226
The Company did not record a provision for estimated credit losses on any HTM securities for either the three months ended March 31, 2023 or 2022. The accrued interest receivable on HTM securities totaled $1.0 million as of both March 31, 2023 and December 31, 2022 and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three months ended March 31, 2023 or 2022. No securities held by the Company were delinquent on contractual payments as of March 31, 2023 and December 31, 2022 nor were any securities placed on non-accrual status for the periods then ended.
Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of March 31, 2023 and December 31, 2022 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of March 31, 2023
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$19,044	$18,333	$42,405	$40,021	$3,496,395	$2,966,206	$3,557,844	$3,024,560
Government-sponsored commercial mortgage-backed securities	—	—	105,580	96,920	540,677	472,689	720,982	610,431	1,367,239	1,180,040
U.S. Agency bonds	—	—	201,660	181,969	33,880	29,838	—	—	235,540	211,807
U.S. Treasury securities	—	—	99,380	94,283	—	—	—	—	99,380	94,283
State and municipal bonds and obligations	212	209	24,605	24,093	41,409	40,921	131,791	122,926	198,017	188,149
Other debt securities	1,300	1,295	—	—	—	—	—	—	1,300	1,295
Total available for sale securities	1,512	1,504	450,269	415,598	658,371	583,469	4,349,168	3,699,563	5,459,320	4,700,134
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	271,655	246,826	271,655	246,826
Government-sponsored commercial mortgage-backed securities	—	—	—	—	199,530	178,601	—	—	199,530	178,601
Total held to maturity securities	—	—	—	—	199,530	178,601	271,655	246,826	471,185	425,427
Total	$1,512	$1,504	$450,269	$415,598	$857,901	$762,070	$4,620,823	$3,946,389	$5,930,505	$5,125,561

	As of December 31, 2022
	Due in one year or less		Due after one year to five years		Due after five to ten years			Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value		Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$21,221	$20,284	$727,908	$648,132		$4,106,634	$3,443,492	$4,855,763	$4,111,908
Government-sponsored commercial mortgage-backed securities	—	—	191,762	171,992	649,659	556,641		728,698	620,321	1,570,119	1,348,954
U.S. Agency bonds	—	—	877,371	767,464	223,520	185,018		—	—	1,100,891	952,482
U.S. Treasury securities	—	—	99,324	93,057	—	—		—	—	99,324	93,057
State and municipal bonds and obligations	213	209	22,100	21,283	42,554	40,970		133,172	120,630	198,039	183,092
Other debt securities	1,299	1,285	—	—	—	—		—	—	1,299	1,285
Total available for sale securities	1,512	1,494	1,211,778	1,074,080	1,643,641	1,430,761		4,968,504	4,184,443	7,825,435	6,690,778
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—		276,493	246,343	276,493	246,343
Government-sponsored commercial mortgage-backed securities	—	—	—	—	200,154	176,883	0	—	—	200,154	176,883
Total held to maturity securities	—	—	—	—	200,154	176,883		276,493	246,343	476,647	423,226
Total	$1,512	$1,494	$1,211,778	$1,074,080	$1,843,795	$1,607,644		$5,244,997	$4,430,786	$8,302,082	$7,114,004

Securities Pledged as Collateral
As of both March 31, 2023 and December 31, 2022, securities with a carrying value of $440.3 million and $437.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of March 31, 2023 and December 31, 2022, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Eastern Wealth Management”) and municipal deposit accounts.
In March 2023 the Federal Reserve created the Bank Term Funding Program (the “Program”) in order to support American businesses and households. The Program helps make available additional funding to eligible depository institutions in order to help assure banks have the ability to meet the needs of their depositors. The Program offers loans up to one year in length to banks in return for any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. As of March 31, 2023, securities with a carrying value of $2.6 billion were pledged as collateral through the Program. In addition, the Company pledged securities with a carrying value of $376.8 million to the Federal Reserve Discount Window (the “Discount Window”) as of March 31, 2023. No securities were pledged to the Program or the Discount Window as of December 31, 2022.

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Commercial and industrial	$3,169,438	$3,150,946
Commercial real estate	5,201,196	5,155,323
Commercial construction	357,117	336,276
Business banking	1,078,678	1,090,492
Residential real estate	2,497,491	2,460,849
Consumer home equity	1,180,824	1,187,547
Other consumer (2)	190,506	194,098
Gross loans before unamortized premiums, unearned discounts and deferred fees	13,675,250	13,575,531
Allowance for loan losses (1)	(140,938)	(142,211)
Unamortized premiums, net of unearned discounts and deferred fees	(13,597)	(13,003)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees	$13,520,715	$13,420,317
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $46.2 million and $45.2 million as of March 31, 2023 and December 31, 2022, respectively, and is included within other assets on the Consolidated Balance Sheets.
(2)Automobile loans are included in the other consumer portfolio and amounted to $13.3 million and $18.1 million at March 31, 2023 and December 31, 2022, respectively.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $4.1 billion and $3.9 billion at March 31, 2023 and December 31, 2022, respectively. The balance of funds borrowed from the FHLBB were $1.1 billion and $704.1 million at March 31, 2023 and December 31, 2022, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $1.1 billion at both March 31, 2023 and December 31, 2022. There were no funds borrowed from the FRB outstanding at March 31, 2023 and December 31, 2022.
Serviced Loans
At March 31, 2023 and December 31, 2022, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $82.5 million and $84.0 million, respectively.
Purchased Loans
The Company began purchasing residential real estate mortgage loans during the third quarter of 2022. Loans purchased were subject to the same underwriting criteria as those loans originated directly by the Company. During the three months ended March 31, 2023, the Company purchased $32.0 million of residential real estate mortgage loans. No residential real estate mortgage loans were purchased during the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, the amortized cost balance of loans purchased was $399.9 million and $376.1 million, respectively. As of March 31, 2023, the Company had ceased purchases of residential real estate mortgage loans.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended March 31, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,859	$54,730	$7,085	$16,189	$28,129	$6,454	$2,765	$142,211
Cumulative effect of change in accounting principle (1)	47	—	—	(140)	(849)	(201)	—	(1,143)
Charge-offs	—	—	—	(343)	—	(7)	(561)	(911)
Recoveries	139	4	—	481	15	1	116	756
Provision (release)	(116)	459	493	(1,102)	(165)	(65)	521	25
Ending balance	$26,929	$55,193	$7,578	$15,085	$27,130	$6,182	$2,841	$140,938

	For the Three Months Ended March 31, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$18,018	$52,373	$2,585	$10,983	$6,556	$3,722	$3,308	$242	$97,787
Cumulative effect of change in accounting principle (2)	11,533	(6,655)	1,485	6,160	13,489	1,857	(541)	(242)	27,086
Charge-offs	(1)	—	—	(945)	—	—	(661)	—	(1,607)
Recoveries	250	14	—	928	10	4	179	—	1,385
Provision (release)	(2,959)	(1,120)	344	143	2,188	435	484	—	(485)
Ending balance	$26,841	$44,612	$4,414	$17,269	$22,243	$6,018	$2,769	$—	$124,166
(1)Represents the adjustment needed to reflect the cumulative day one impact pursuant to the Company’s adoption of ASU 2022-02 (i.e., cumulative effect adjustment related to the adoption of ASU 2022-02 as of January 1, 2023). The adjustment represents a $1.1 million decrease to the allowance attributable to the change in accounting methodology for estimating the allowance for loan losses resulting from the Company’s adoption of the standard.
(2)Represents the adjustment needed to reflect the cumulative day one impact pursuant to the Company’s adoption of ASU 2016-13 (i.e., cumulative effect adjustment related to the adoption of ASU 2016-13 as of January 1, 2022). The adjustment represents a $27.1 million increase to the allowance attributable to the change in accounting methodology for estimating the allowance for loan losses resulting from the Company’s adoption of the standard. The adjustment also includes the adjustment needed to reflect the day one reclassification of the Company’s PCI loan balances to PCD and the associated gross-up of $0.1 million, pursuant to the Company’s adoption of ASU 2016-13.
Reserve for Unfunded Commitments

Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company’s adoption of ASU 2022-02 on January 1, 2023 did not impact the reserve for unfunded lending commitments. Upon adoption of ASU 2016-13 on January 1, 2022, the Company recorded a transition adjustment related to the reserve for unfunded lending commitments of $1.0 million, resulting in a total reserve for unfunded lending commitments of $11.1 million as of January 1, 2022. As of March 31, 2023 and December 31, 2022, the Company’s reserve for unfunded lending commitments was $13.9 million and $13.2 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets.
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
Business banking: These loans are typically secured by all business assets or commercial real estate. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Business banking scored loans are determined by utilizing the Company’s proprietary decision matrix that has a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business. The Company also engages in Small Business Association (“SBA”) lending. The SBA guarantees reduce the Company’s loss due to default and are considered a credit enhancement to the loan structure.
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
For purposes of estimating the allowance for loan losses, unrated loans are considered in the same manner as “Pass” rated loans. Unrated loans are included with “Pass” rated loans for disclosure purposes.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of March 31, 2023, and gross charge-offs for the three month period then ended:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$189,328	$692,186	$448,560	$361,146	$196,510	$682,862	$481,097	$86	$3,051,775
Special Mention	—	27,526	17,902	15,934	4,749	812	9,127	448	76,498
Substandard	—	202	8,973	2,311	42	8,751	3,787	—	24,066
Doubtful	—	—	—	—	—	8	—	—	8
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	189,328	719,914	475,435	379,391	201,301	692,433	494,011	534	3,152,347
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	153,788	1,473,014	832,060	567,662	542,707	1,420,263	48,963	2,604	5,041,061
Special Mention	—	—	8,598	760	12,683	23,470	—	—	45,511
Substandard	—	—	3,896	4,988	19,716	74,041	8,012	—	110,653
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	153,788	1,473,014	844,554	573,410	575,106	1,517,774	56,975	2,604	5,197,225
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	15,881	108,260	176,497	29,946	20,643	—	979	—	352,206

Special Mention	3,118	—	—	—	—	—	—	—	3,118
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	18,999	108,260	176,497	29,946	20,643	—	979	—	355,324
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	31,314	171,278	195,911	162,752	126,140	281,499	75,251	1,989	1,046,134
Special Mention	—	375	984	3,888	3,781	10,787	139	—	19,954
Substandard	261	1,354	3,804	1,158	992	7,481	927	—	15,977
Doubtful	—	—	—	22	1,132	59	—	—	1,213
Loss	—	—	—	—	—	—	—	—	—
Total business banking	31,575	173,007	200,699	167,820	132,045	299,826	76,317	1,989	1,083,278
Current period gross charge-offs	—	13	23	7	36	169	—	95	343

Residential real estate
Current and accruing	62,874	761,978	693,767	375,434	100,129	495,727	—	—	2,489,909
30-89 days past due and accruing	2,529	1,662	1,771	2,288	1,064	7,919	—	—	17,233
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	470	—	279	860	7,994	—	—	9,603
Total residential real estate	65,403	764,110	695,538	378,001	102,053	511,640	—	—	2,516,745
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer home equity
Current and accruing	10,241	94,319	10,484	5,570	4,874	96,340	943,832	2,786	1,168,446
30-89 days past due and accruing	—	142	—	—	—	458	7,837	—	8,437
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	50	—	—	—	2,185	5,192	—	7,427
Total consumer home equity	10,241	94,511	10,484	5,570	4,874	98,983	956,861	2,786	1,184,310
Current period gross charge-offs	—	—	—	—	—	—	7	—	7

Other consumer
Current and accruing	21,022	45,668	30,172	16,159	16,360	27,606	14,593	—	171,580
30-89 days past due and accruing	—	97	85	42	76	239	33	—	572
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	57	71	18	40	31	55	—	272
Total other consumer	21,022	45,822	30,328	16,219	16,476	27,876	14,681	—	172,424
Current period gross charge-offs	238	83	63	39	6	104	28	—	561

Total	$490,356	$3,378,638	$2,433,535	$1,550,357	$1,052,498	$3,148,532	$1,599,824	$7,913	$13,661,653
(1)The amounts presented represent the amortized cost as of March 31, 2023 of revolving loans that were converted to term loans during the three months ended March 31, 2023.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$300	$—	$468	$768	$3,151,579	$3,152,347
Commercial real estate	—	—	—	—	5,197,225	5,197,225
Commercial construction	—	—	—	—	355,324	355,324
Business banking	5,771	755	2,544	9,070	1,074,208	1,083,278
Residential real estate	12,885	4,755	7,180	24,820	2,491,925	2,516,745
Consumer home equity	7,377	1,061	7,241	15,679	1,168,631	1,184,310
Other consumer	403	184	257	844	171,580	172,424
Total	$26,736	$6,755	$17,690	$51,181	$13,610,472	$13,661,653

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$1,300	$385	$2,074	$3,759	$3,128,769	$3,132,528
Commercial real estate	—	—	—	—	5,151,363	5,151,363
Commercial construction	—	—	—	—	334,259	334,259
Business banking	6,642	845	3,517	11,004	1,084,234	1,095,238
Residential real estate	25,877	3,852	6,456	36,185	2,443,870	2,480,055
Consumer home equity	8,262	1,108	6,525	15,895	1,175,412	1,191,307
Other consumer	634	170	320	1,124	176,654	177,778
Total	$42,715	$6,360	$18,892	$67,967	$13,494,561	$13,562,528

The following table presents information regarding non-accrual loans as of the dates indicated:

	As of March 31, 2023			As of December 31, 2022
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Non-Accrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Non-Accrual Loans
	(In thousands)
Commercial and industrial	$10	$10,741	$10,751	$3,270	$10,707	$13,977
Commercial real estate	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Business banking	5,350	1,170	6,520	5,844	1,653	7,497
Residential real estate	9,603	—	9,603	9,750	—	9,750
Consumer home equity	7,427	—	7,427	7,054	—	7,054
Other consumer	272	—	272	326	—	326
Total non-accrual loans	$22,662	$11,911	$34,573	$26,244	$12,360	$38,604
(1)The loans on non-accrual status and without an ACL as of both March 31, 2023 and December 31, 2022, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three months ended March 31, 2023 and 2022 was not significant. As of both March 31, 2023 and December 31, 2022, there were no loans greater than 90 days past due and still accruing.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three months ended March 31, 2023 and 2022 was insignificant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of March 31, 2023 and December 31, 2022, the Company had collateral-dependent residential mortgage and home equity loans totaling $0.5 million and $0.6 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of March 31, 2023 and December 31, 2022, the Company had collateral-dependent commercial loans totaling $12.3 million and $16.2 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both March 31, 2023 and December 31, 2022, the Company had no residential real estate held in other real estate owned (“OREO”). As of both March 31, 2023 and December 31, 2022, there were no mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following tables show the amortized cost balance as of March 31, 2023 of loans modified during the three months ended March 31, 2023 to borrowers experiencing financial difficulty by the type of concession granted:

	Interest Rate Reduction		Other-than-Insignificant Delay in Repayment		Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Business banking	$47	0.00%	$—	—%	$64	0.01%
Residential real estate	—	—	327	0.01	—	—
Consumer home equity	813	0.07	23	0.00	175	0.01
Total	$860	0.01%	$350	0.00%	$239	0.00%

	Combination—Interest Rate Reduction & Term Extension		Combination—Term Extension & Other-than-Insignificant Delay in Repayment		Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Business banking	$460	0.04%	$29	0.00%	$131	0.01%
Residential real estate	—	—	—	—	—	—
Consumer home equity	220	0.02	—	—	—	—
Total	$680	0.00%	$29	0.00%	$131	0.00%

	Total
	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Business banking	$731	0.07%
Residential real estate	327	0.01
Consumer home equity	1,231	0.10
Total	$2,289	0.02%

The following table describes the financial effect of the modifications made during the three months ended March 31, 2023 to borrowers experiencing financial difficulty:

Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 9.5% to 6.9%.
Consumer home equity	Reduced weighted-average contractual interest rate from 7.0% to 4.4%.
Other-than-Insignificant Delay in Repayment
Business banking
Deferred a weighted average of twelve payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Residential real estate	Deferred a weighted average of nine principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of six principal and interest payments which were added to the end of the loan life.
Term Extension
Business banking	Added a weighted-average 4.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Consumer home equity	Added a weighted-average 0.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.
As of March 31, 2023, no loans to borrowers experiencing financial difficulty modified during the three months ended March 31, 2023 had a payment default during the three months ended March 31, 2023.
Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty as of March 31, 2023 that were modified during the three months ended March 31, 2023:

	As of March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Business banking	$28	$—	$—	$28	$703	$731
Residential real estate	—	—	—	—	327	327
Consumer home equity	—	—	—	—	1,231	1,231
Total	$28	$—	$—	$28	$2,261	$2,289
As of March 31, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the three months ended March 31, 2023 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Troubled Debt Restructurings (“TDR”)
As described previously in Note 2, “Summary of Significant Accounting Policies,” the Company adopted ASU 2022-02 on January 1, 2023 which eliminated TDR accounting. Previously, in cases where a borrower experienced financial difficulty and the Company made certain concessionary modifications to contractual terms, the loan was classified as a TDR. The process through which management identified loans as TDR loans, the methodology employed to record any loan losses, and the calculation of any shortfall on collateral dependent loans is described within Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included within the Company’s 2022 Form 10-K. The below disclosures regarding TDRs relate to prior periods and were included for comparative purposes.
The Company’s policy was to have any TDR loan which was on non-accrual status prior to being modified remain on non-accrual status for approximately six months subsequent to being modified before management considered its return to accrual status. If the TDR loan was on accrual status prior to being modified, it was reviewed to determine if the modified loan should remain on accrual status.

TDR loan information as of December 31, 2022 and the three months ended March 31, 2022 was prepared in accordance with GAAP effective for the Company as of December 31, 2022, or prior to the Company’s adoption of ASU 2022-02.
The following table shows the TDR loans on accrual and non-accrual status as of December 31, 2022:

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
At December 31, 2022, the outstanding recorded investment of loans that were new TDR loans during the year ended December 31, 2022 was $11.0 million. The amount of allowance for loan losses associated with the TDR loans was $1.8 million at December 31, 2022. There were no additional commitments to lend to borrowers who have been party to a TDR as of December 31, 2022.
The following table shows the modifications which occurred during the three months ended March 31, 2022 and the change in the recorded investment subsequent to the modifications occurring:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Business banking	5	$440	$448
Residential real estate	1	134	134
Consumer home equity	1	210	210
Total	7	$784	$792
(1)The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the three months ended March 31, 2022:

For the Three Months Ended March 31, 2022
(In thousands)
Extended maturity	$402
Adjusted interest rate and extended maturity	390
Total	$792
During the three months ended March 31, 2022, there were no loans that had been modified during the prior 12 months which had subsequently defaulted. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual. During the three months ended March 31, 2022, no amounts were charged-off on TDRs modified in the prior 12 months.
Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Three Months Ended March 31, 2023			As of and for the Year Ended December 31, 2022
	Balance (1)	Non-performing Loan Rate (%)	Gross Charge-offs	Balance (1)	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,103,559	0.70%	$—	$1,024,131	0.83%	$—
Commercial real estate	420,114	0.00%	—	422,042	0.00%	—
Commercial construction	124,179	0.00%	—	96,134	0.00%	—
Business banking	98	0.00%	—	51	0.00%	3
Total loan participations	$1,647,950	0.47%	$—	$1,542,358	0.55%	$3
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
As of the dates indicated, the Company had the following related to operating leases:

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Right-of-use assets	$55,903	$57,428
Lease liabilities	59,457	61,209
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating lease cost	$3,421	$3,694
Finance lease cost	93	88
Variable lease cost	691	829
Total lease cost	$4,205	$4,611
During the three months ended March 31, 2023 and 2022 the Company made $3.7 million and $4.7 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of March 31, 2023	As of December 31, 2022
Weighted-average remaining lease term (in years)	7.21	7.20
Weighted-average discount rate	2.73%	2.63%

6. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, by reporting unit as of the dates indicated below:

	As of March 31, 2023
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$82,587	$640,222
Balances subject to amortization
Insurance agency (1)	—	9,860	9,860
Core deposit intangible	10,083	—	10,083
Total other intangible assets	10,083	9,860	19,943
Total goodwill and other intangible assets	$567,718	$92,447	$660,165
(1)Insurance agency intangible assets include customer list and non-compete agreement intangible assets.

	As of December 31, 2022
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$82,587	$640,222
Balances subject to amortization
Insurance agency (1)	—	10,530	10,530
Core deposit intangible	10,374	—	10,374
Total other intangible assets	10,374	10,530	20,904
Total goodwill and other intangible assets	$568,009	$93,117	$661,126
(1)Insurance agency intangible assets include customer list and non-compete agreement intangible assets.
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has identified and assigned goodwill to two reporting units - the banking business and insurance agency business. The quantitative assessments for both the banking business and insurance agency business were most recently performed as of September 30, 2022. The assessment for the banking business included a market capitalization analysis, as well as a comparison of the banking business’ book value to the implied fair value using a pricing multiple of the Company’s tangible book value. The assessment for the insurance agency business included a price-to-earnings analysis, as well as an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiplier valuation based upon recent and observed insurance agency mergers and acquisitions.
In accordance with the accounting guidance codified in ASC 350-20, the Company performs a test of goodwill for impairment at least on an annual basis. An assessment is also required to be performed to the extent relevant events and/or circumstances occur which may indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The recent events regarding the failure of several banks has led to economic uncertainty and an increase in volatility in the capital markets, particularly in the banking industry. Accordingly, the Company performed a qualitative assessment as of March 31, 2023 which included an assessment of current industry conditions and the impacts of those conditions on the Company's financial position and results of operations. As a result of that assessment, the Company determined it was not more-likely-than-not that the carrying value was greater than the fair value of either reporting unit subject to our analysis as of March 31, 2023. Therefore, a quantitative goodwill impairment test was not considered necessary.
Similarly, other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management performed a review of the Company’s intangible assets as of March 31, 2023 in response to the circumstances indicated above. Based upon that review, the Company concluded that it was not more-likely-than-not that the carrying amount of the core deposit intangible and other intangible assets may not be recoverable. Management performed an assessment as of December 31, 2022 and determined there was no indication of impairment related to intangible assets.
7. (Loss) Earnings Per Share (“EPS”)
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

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Net (loss) income applicable to common shares	$(194,096)	$51,516

Average number of common shares outstanding	175,699,876	184,066,326
Less: Average unallocated ESOP shares	(13,708,503)	(14,208,376)
Average number of common shares outstanding used to calculate basic (loss) earnings per common share	161,991,373	169,857,950
Common stock equivalents	68,058	110,206
Average number of common shares outstanding used to calculate diluted (loss) earnings per common share	162,059,431	169,968,156
(Loss) earnings per common share
Basic	$(1.20)	$0.30
Diluted	$(1.20)	$0.30
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
As of March 31, 2023 and December 31, 2022, the Company had $180.0 million and $131.3 million, respectively, in tax credit investments that were included in other assets in the Consolidated Balance Sheets.
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
The following table presents the Company’s investments in low income housing projects accounted for using the proportional amortization method as of the dates indicated:

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Current recorded investment included in other assets	$177,525	$128,765
Commitments to fund qualified affordable housing projects included in recorded investment noted above	124,738	84,145

The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Tax credits and benefits recognized	$3,262	$2,321
Amortization expense included in income tax expense	2,766	1,843
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the Consolidated Balance Sheets and totaled $2.5 million and $2.6 million as of March 31, 2023 and December 31, 2022, respectively. There were no outstanding commitments related to these investments as of both March 31, 2023 and December 31, 2022.
9. Shareholders’ Equity
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
Repurchases are made at management’s discretion from time to time at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of shares, general market conditions, the trading price of the shares, alternative uses for capital, and the Company’s financial performance. Repurchases may be suspended, terminated or modified by the Company at any time for any reason. During the three months ended March 31, 2023, there were no share repurchases. During the three months ended March 31, 2022, the Company repurchased 2,866,621 shares at a weighted average price per share of $21.12. As of March 31, 2023, the Company had purchased a total of 1,910,250 shares under the September 7, 2022 repurchase program. There were 6,989,750 shares that may yet be repurchased under such plan as of March 31, 2023.
Dividends
Information regarding dividends declared and paid is presented in the following table:

	Dividends Declared per Share	Dividends Declared	Dividends Paid
	(In millions, except per share data)
Three Months Ended March 31, 2023	$0.10	$16.3	$16.2
Three Months Ended March 31, 2022	0.10	17.1	16.9
10. Employee Benefits
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

The Company has an unfunded Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) that provides certain Company officers upon their retirement with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. The DB SERP has a plan year end of December 31.
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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Service cost	$6,339	$8,092
Interest cost	4,298	2,430
Expected return on plan assets	(7,532)	(9,281)
Prior service credit	(2,970)	(2,970)
Recognized net actuarial loss	2,468	2,798
Net periodic benefit cost	$2,603	$1,069
Service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the Consolidated Statements of Income. There were no service costs associated with the DB SERP or ODRCP during the three months ended March 31, 2023 and March 31, 2022. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2022 and 2021. Accordingly, during the three months ended March 31, 2023 there were no contributions to the Defined Benefit Plan. The Company made discretionary contributions to the Defined Benefit Plan of $7.2 million during the three months ended March 31, 2022.
Rabbi Trust Variable Interest Entities
The Company established rabbi trusts to meet its obligations under certain executive non-qualified retirement benefits and deferred compensation plans and to mitigate the expense volatility of the aforementioned retirement plans. The rabbi trusts are considered variable interest entities (“VIE”) as the equity investment at risk is insufficient to permit the trusts to finance their activities without additional subordinated financial support from the Company. The Company is considered the primary beneficiary of the rabbi trusts as it has the power to direct the activities of the rabbi trusts that significantly affect the rabbi trusts’ economic performance and it has the obligation to absorb losses of the rabbi trusts that could potentially be significant to the rabbi trusts by virtue of its contingent call options on the rabbi trusts’ assets in the event of the Company’s bankruptcy. As the primary beneficiary of these VIEs, the Company consolidates the rabbi trust investments. In general, the rabbi trust investments and any earnings received thereon are accumulated, reinvested and used exclusively for trust purposes. These rabbi trust investments consist primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and are recorded at fair value in other assets in the Company’s Consolidated Balance Sheets. Changes in fair value are recorded in noninterest income in the Company’s Consolidated Statements of Income.

The following table presents the book value, mark-to-market, and fair value of assets held in rabbi trust accounts by asset type as of the dates indicated:

	As of March 31, 2023			As of December 31, 2022
	Book Value	Mark-to-Market	Fair Value	Book Value	Mark-to-Market	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$6,361	$—	$6,361	$5,575	$—	$5,575
Equities (1)	59,678	6,491	66,169	60,056	3,626	63,682
Fixed income	7,521	(644)	6,877	7,799	(770)	7,029
Total assets	$73,560	$5,847	$79,407	$73,430	$2,856	$76,286
(1)Equities include mutual funds and other exchange-traded funds.
11. Share-Based Compensation
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
During the three months ended March 31, 2023, the Company granted to all of the Company’s executive officers and certain other employees a total of 318,577 RSUs, which vest pro-rata on an annual basis over a period of three years from the date of the grant, and a total of 108,984 PSUs for which vesting is contingent upon the Compensation Committee of the Board of Director’s certification, after the conclusion of a three-year period from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period. During the three months ended March 31, 2022, the Company granted to all of the Company’s executive officers and certain other employees a total of 978,364 RSUs, which vest pro-rata on an annual basis over a period of three or five years from the date of the grant, and a total of 533,676 PSUs for which vesting is contingent upon the Compensation Committee of the Board of Director’s certification, after the conclusion of a three-year period from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period. As of March 31, 2023 and December 31, 2022, there were 4,874,695 shares and 5,302,256 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both March 31, 2023 and December 31, 2022, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Three Months Ended March 31,
	2023		2022
	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	525,460	$20.08	683,056	$20.13
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested restricted stock as of the end of the respective period	525,460	$20.08	683,056	$20.13

The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Three Months Ended March 31,
	2023		2022
	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	972,325	$21.08	—	$—
Granted	318,577	15.63	978,364	21.08
Vested (1)	(230,768)	21.08	—	—
Forfeited	—	—	—	—
Non-vested restricted stock units as of the end of the respective period	1,060,134	$19.44	978,364	$21.08
(1)Includes 74,415 shares withheld upon settlement for employee taxes.
The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Three Months Ended March 31,
	2023		2022
	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	533,676	$21.12	—	$—
Granted	108,984	10.16	533,676	21.12
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested performance stock units as of the end of the respective period	642,660	$19.26	533,676	$21.12
As of March 31, 2023, no PSU awards had vested. As of December 31, 2022, no RSU or PSU awards had vested. During the three months ended March 31, 2023, 230,768 RSU awards vested. Such awards had a grant date fair value of $4.9 million. During the three months ended March 31, 2022, no awards had vested.
For the three months ended March 31, 2023, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $3.0 million and $0.8 million, respectively. For the three months ended March 31, 2022, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $1.6 million and $0.4 million, respectively.
As of March 31, 2023 and December 31, 2022, there was $37.6 million and $44.0 million, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan, as applicable. As of March 31, 2023, this cost is expected to be recognized over a weighted average remaining period of approximately 3.0 years. As of December 31, 2022, this cost was expected to be recognized over a weighted average remaining period of approximately 4.1 years.
12. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Combined federal and state income tax provisions	$(62,244)	$14,642
Effective income tax rates	24.3%	22.1%
The Company recorded a net income tax benefit of $62.2 million for the three months ended March 31, 2023 compared to a provision of $14.6 million for the three months ended March 31, 2022. The income tax benefit for the three months ended March 31, 2023 was primarily due to pretax losses which largely resulted from losses on sales of available for sale securities. The Company established a $17.4 million valuation allowance against the capital loss carryforward deferred tax asset which resulted from the sale of securities for the amount of deferred tax asset management believes is not more-likely-than-not to be realized.
In addition, during the three months ended March 31, 2023, the Company liquidated Market Street Securities Corporation (“MSSC”), a wholly owned subsidiary, and transferred all of MSSC’s assets to Eastern Bank. In connection with the liquidation and subsequent transfer of securities previously held by MSSC to Eastern Bank, the Company recognized an additional deferred income tax benefit of $23.7 million during the three months ended March 31, 2023. This deferred income tax benefit resulted from a state tax rate change applied to the deferred tax asset related to the securities transferred to Eastern Bank.
13. Commitments and Contingencies
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Commitments to extend credit	$5,690,131	$5,680,438
Standby letters of credit	62,809	65,154
Forward commitments to sell loans	10,488	10,008
Other Contingencies
The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company’s Consolidated Financial Statements.
14. Derivative Financial Instruments
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
Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into interest rate swaps in which it pays floating and receives fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate loans. Such interest rate swaps include those which effectively convert the floating rate one-month LIBOR, SOFR or overnight indexed swap rate, or prime rate interest payments received on the loans to a fixed rate and consequently reduce the Company’s exposure to variability in short-term interest rates. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. The following table reflects the Company’s derivative positions for interest rate swaps which qualify as cash flow hedges for accounting purposes as of the dates indicated:

As of March 31, 2023
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	4.32	4.64%	3.02%	$2,642
Total	$2,400,000				$2,642
(1)The fair value included a net accrued interest payable balance of $1.9 million as of March 31, 2023. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the CME from a gross basis to a net basis in accordance with applicable accounting guidance.

As of December 31, 2022
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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 4.5 years.
The Company expects approximately $37.5 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of March 31, 2023. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of March 31, 2023.
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

The following table presents the pre-tax impact of terminated cash flow hedges on AOCI for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Unrealized gains on terminated hedges included in AOCI – beginning of respective period	$46	$10,239
Unrealized gains on terminated hedges arising during the period	—	—
Reclassification adjustments for amortization of unrealized gains into net income	(46)	(5,298)
Unrealized gains on terminated hedges included in AOCI – end of respective period	$—	$4,941
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

	March 31, 2023
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	382	$2,387,490
Risk participation agreements	65	245,278
Foreign exchange contracts:
Matched commercial customer book	52	7,578
Foreign currency loan	5	14,898

	December 31, 2022
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	382	$2,404,003
Risk participation agreements	63	241,029
Foreign exchange contracts:
Matched commercial customer book	32	7,877
Foreign currency loan	5	13,948
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets for the periods indicated.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2023	Fair Value at December 31, 2022	Balance Sheet Location	Fair Value at March 31, 2023	Fair Value at December 31, 2022
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$2,648	$16	Other liabilities	$6	$2,417
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$16,996	$23,567	Other liabilities	$61,644	$78,577
Risk participation agreements	Other assets	130	78	Other liabilities	161	130
Foreign currency exchange contracts - matched customer book	Other assets	145	198	Other liabilities	138	205
Foreign currency exchange contracts - foreign currency loan	Other assets	45	2	Other liabilities	—	93
		$17,316	$23,845		$61,943	$79,005
Total		$19,964	$23,861		$61,949	$81,422
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Derivatives designated as hedges:
Gain in OCI on derivatives	$19,747	$—
(Loss) gain reclassified from OCI into interest income (effective portion)	$(8,905)	$5,298
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—
Other income	—	—
Total	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
(Loss) gain recognized in interest rate swap income	$(530)	$2,298
Gain recognized in interest rate swap income for risk participation agreements	21	60
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	14	(2)
Foreign currency loan	136	78
Total (loss) gain for derivatives not designated as hedges	$(359)	$2,434
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At March 31, 2023, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $1.7 million. At December 31, 2022, the Company had no exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values. In addition, at March 31, 2023 and December 31, 2022, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $85.2 million and $84.1 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At both March 31, 2023 and December 31, 2022, there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At both March 31, 2023 and December 31, 2022, the Company had posted collateral in the form of cash amounting to $1.0 million, which was considered to be a restricted asset and was included in other short-term investments within the Company’s Consolidated Balance Sheets. If the Company had breached any of these provisions at March 31, 2023 or December 31, 2022, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of March 31, 2023 and December 31, 2022, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $14.7 million and $8.3 million, respectively and forward sale commitments of $10.5 million and $10.0 million, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of less than $0.1 million and $0.2 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of March 31, 2023 was $0.1 million and less than $0.1 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2022 was $0.1 million and $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
15. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of March 31, 2023 and December 31, 2022, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of March 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$2,648	$—	$2,648	$—	$—	$2,648
Customer-related positions:
Interest rate swaps	16,996	—	16,996	1,463	(11,020)	4,513
Risk participation agreements	130	—	130	—	—	130
Foreign currency exchange contracts – matched customer book	145	—	145	—	—	145
Foreign currency exchange contracts – foreign currency loan	45	—	45	—	—	45
	$19,964	$—	$19,964	$1,463	$(11,020)	$7,481
Derivative Liabilities
Interest rate swaps	$6	$—	$6	$—	$6	$—
Customer-related positions:
Interest rate swaps	61,644	—	61,644	1,463	928	59,253
Risk participation agreements	161	—	161	—	—	161
Foreign currency exchange contracts – matched customer book	138	—	138	—	—	138
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$61,949	$—	$61,949	$1,463	$934	$59,552

	As of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$16	$—	$16	$—	$—	$16
Customer-related positions:
Interest rate swaps	23,567	—	23,567	381	(14,430)	8,756
Risk participation agreements	78	—	78	—	—	78
Foreign currency exchange contracts – matched customer book	198	—	198	—	—	198
Foreign currency exchange contracts – foreign currency loan	2	—	2	—	—	2
	$23,861	$—	$23,861	$381	$(14,430)	$9,050
Derivative Liabilities
Interest rate swaps	$2,417	$—	$2,417	$—	$2,417	$—
Customer-related positions:
Interest rate swaps	78,577	—	78,577	381	—	78,196
Risk participation agreements	130	—	130	—	—	130
Foreign currency exchange contracts – matched customer book	205	—	205	—	—	205
Foreign currency exchange contracts – foreign currency loan	93	—	93	—	—	93
	$81,422	$—	$81,422	$381	$2,417	$78,624
16. Fair Value of Assets and Liabilities
ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able and willing to transact. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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
Securities
Securities consisted of U.S. Treasury securities, U.S. Agency bonds, U.S. government-sponsored residential and commercial mortgage-backed securities, state and municipal bonds, and other debt securities. AFS securities are recorded at fair value.
The Company’s U.S. Treasury securities are traded on active markets and therefore these securities were classified as Level 1.
The fair value of U.S. Agency bonds, were evaluated using relevant trade data, benchmark quotes and spreads obtained from publicly available trade data, and generated on a price, yield or spread basis as determined by the observed market data. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
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
Loans are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. Loans that are deemed to be collateral-dependent, as described in Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included within the Company’s 2022 Form 10-K, were recorded at the fair value of the underlying collateral.
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
The fair value of other U.S. government agency obligations were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $41.0 million at March 31, 2023 and $38.9 million at December 31, 2022. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at March 31, 2023 and December 31, 2022, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$3,024,560	$—	$3,024,560	$—
Government-sponsored commercial mortgage-backed securities	1,180,040	—	1,180,040	—
U.S. Agency bonds	211,807	—	211,807	—
U.S. Treasury securities	94,283	94,283	—	—
State and municipal bonds and obligations	188,149	—	188,149	—
Other debt securities	1,295	—	1,295	—
Rabbi trust investments	79,407	72,530	6,877	—
Loans held for sale	3,068	—	3,068	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	2,648	—	2,648	—
Customer-related positions	16,996	—	16,996	—
Risk participation agreements	130	—	130	—
Foreign currency forward contracts
Matched customer book	145	—	145	—
Foreign currency loan	45	—	45	—
Mortgage derivatives	79	—	79	—
Total	$4,802,652	$166,813	$4,635,839	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$6	$—	$6	$—
Customer-related positions	61,644	—	61,644	—
Risk participation agreements	161	—	161	—
Foreign currency forward contracts
Matched customer book	138	—	138	—
Mortgage derivatives	38	—	38	—
Total	$61,987	$—	$61,987	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$4,111,908	$—	$4,111,908	$—
Government-sponsored commercial mortgage-backed securities	1,348,954	—	1,348,954	—
U.S. Agency bonds	952,482	—	952,482	—
U.S. Treasury securities	93,057	93,057	—	—
State and municipal bonds and obligations	183,092	—	183,092	—
Other debt securities	1,285	—	1,285	—
Rabbi trust investments	76,286	69,257	7,029	—
Loans held for sale	4,543	—	4,543	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	16	—	16	—
Customer-related positions	23,567	—	23,567	—
Risk participation agreements	78	—	78	—
Foreign currency forward contracts
Matched customer book	198	—	198	—
Foreign currency loan	2	—	2	—
Mortgage derivatives	62	—	62	—
Total	$6,795,530	$162,314	$6,633,216	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$2,417	$—	$2,417	$—
Customer-related positions	78,577	—	78,577	—
Risk participation agreements	130	—	130	—
Foreign currency forward contracts
Matched customer book	205	—	205	—
Foreign currency loan	93	—	93	—
Mortgage derivatives	58	—	58	—
Total	$81,480	$—	$81,480	$—
There were no transfers to or from Level 1, 2 and 3 during the three months ended March 31, 2023 and twelve months ended December 31, 2022.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2023 or December 31, 2022.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of March 31, 2023 and December 31, 2022.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$12,500	$—	$—	$12,500

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$16,432	$—	$—	$16,432
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of March 31, 2023	Fair Value as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$271,655	$246,826	$—	$246,826	$—
Government-sponsored commercial mortgage-backed securities	199,530	178,601	—	178,601	—
Loans, net of allowance for loan losses	13,520,715	13,402,133	—	—	13,402,133
FHLB stock	45,168	45,168	—	45,168	—
Bank-owned life insurance	161,755	161,755	—	161,755	—
Liabilities
Deposits	$18,541,580	$18,526,927	$—	$18,526,927	$—
FHLB advances	1,100,952	1,099,681	—	1,099,681	—
Escrow deposits of borrowers	25,671	25,671	—	25,671	—
Interest rate swap collateral funds	11,780	11,780	—	11,780	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2022	Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$276,493	$246,343	$—	$246,343	$—
Government-sponsored commercial mortgage-backed securities	200,154	176,883	—	176,883	—
Loans, net of allowance for loan losses	13,420,317	13,149,096	—	—	13,149,096
FHLB stock	41,363	41,363	—	41,363	—
Bank-owned life insurance	160,790	160,790	—	160,790	—
Liabilities
Deposits	$18,974,359	$18,960,407	$—	$18,960,407	$—
FHLB advances	704,084	702,954	—	702,954	—
Escrow deposits of borrowers	22,314	22,314	—	22,314	—
Interest rate swap collateral funds	14,430	14,430	—	14,430	—
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
17. Revenue from Contracts with Customers
Revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) is recognized when control of goods or services is transferred to the customer, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company measures revenue and timing of recognition by applying the following five steps:
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

A portion of the Company’s noninterest (loss) income is derived from contracts with customers within the scope of ASC 606. The Company has disaggregated such revenues by type of service, as presented in the table below. These categories reflect how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Insurance commissions	$31,503	$28,713
Service charges on deposit accounts	6,472	8,537
Trust and investment advisory fees	5,770	6,141
Debit card processing fees	3,170	2,945
Other noninterest income	2,287	2,361
Total noninterest income in-scope of ASC 606	49,202	48,697
Total noninterest loss out-of-scope of ASC 606	(327,532)	(2,282)
Total noninterest (loss) income	$(278,330)	$46,415
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
Commissions are earned on the contract effective date and generally are based upon a percentage of premiums for insurance coverage. Commission rates depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk coverage, and historical benchmarks surrounding the level of effort necessary for the Company to place and service the insurance contract. The vast majority of the Company’s services and revenues are associated with the placement of an insurance contract. Insurance commissions earned but not yet received amounted to $13.2 million and $15.1 million as of March 31, 2023, and December 31, 2022, respectively, and were included in other assets on the Consolidated Balance Sheets.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.7 million and $2.1 million as of March 31, 2023 and December 31, 2022 and were included in other assets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both March 31, 2023 and December 31, 2022 and were included in other assets.
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

18. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive (loss) income:

	For the Three Months Ended March 31,
	2023			2022
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$42,301	$(8,810)	$33,491	$(465,532)	$112,008	$(353,524)
Less: reclassification adjustment for losses included in net income	(333,170)	74,630	(258,540)	(2,172)	673	(1,499)
Net change in fair value of securities available for sale	375,471	(83,440)	292,031	(463,360)	111,335	(352,025)
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	19,746	(4,458)	15,288	—	—	—
Less: net cash flow hedge gains reclassified into interest income(1)	(8,905)	2,515	(6,390)	5,298	(1,489)	3,809
Net change in fair value of cash flow hedges	28,651	(6,973)	21,678	(5,298)	1,489	(3,809)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(2,468)	697	(1,771)	(2,798)	787	(2,011)
Less: accretion of prior service credit	2,970	(818)	2,152	2,970	(835)	2,135
Net change in other comprehensive income for defined benefit pension plans	(502)	121	(381)	(172)	48	(124)
Total other comprehensive income (loss)	$403,620	$(90,292)	$313,328	$(468,830)	$112,872	$(355,958)
(1)Includes amortization of realized gains on terminated cash flow hedges for the three months ended March 31, 2023 and 2022. The total realized gain of $41.2 million, net of tax, was fully recognized in earnings as of March 31, 2023. The balance of this unamortized gain was $3.6 million, net of tax, as of March 31, 2022.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2023	$(880,156)	$(50,159)	$7,123	$(923,192)
Other comprehensive income before reclassifications	33,491	15,288	—	48,779
Less: Amounts reclassified from accumulated other comprehensive loss	(258,540)	(6,390)	381	(264,549)
Net current-period other comprehensive income (loss)	292,031	21,678	(381)	313,328
Ending Balance: March 31, 2023	$(588,125)	$(28,481)	$6,742	$(609,864)
Beginning Balance: January 1, 2022	$(58,586)	$7,361	$(5,471)	$(56,696)
Other comprehensive loss before reclassifications	(353,524)	—	—	(353,524)
Less: Amounts reclassified from accumulated other comprehensive loss	(1,499)	3,809	124	2,434
Net current-period other comprehensive loss	(352,025)	(3,809)	(124)	(355,958)
Ending Balance: March 31, 2022	$(410,611)	$3,552	$(5,595)	$(412,654)

19. Segment Reporting
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
Results of operations and selected financial information by segment and reconciliation to the Consolidated Financial Statements as of and for the three months ended March 31, 2023 and 2022 was as follows:

	As of and for the three months ended March 31,
	2023				2022
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$138,309	$—	$—	$138,309	$128,124	$—	$—	$128,124
Provision for (release of) allowance for loan losses	25	—	—	25	(485)	—	—	(485)
Net interest income after provision for (release of) allowance for loan losses	138,284	—	—	138,284	128,609	—	—	128,609
Noninterest (loss) income	(310,206)	32,044	(168)	(278,330)	18,137	28,449	(171)	46,415
Noninterest expense	95,946	21,588	(1,240)	116,294	90,446	19,473	(1,053)	108,866
(Loss) income before income tax (benefit) expense	(267,868)	10,456	1,072	(256,340)	56,300	8,976	882	66,158
Income tax (benefit) expense	(65,193)	2,949	—	(62,244)	12,108	2,534	—	14,642
Net (loss) income	$(202,675)	$7,507	$1,072	$(194,096)	$44,192	$6,442	$882	$51,516
Total assets	$22,579,422	$218,582	$(77,474)	$22,720,530	$22,695,895	$211,401	$(71,224)	$22,836,072
Total liabilities	$20,174,053	$44,828	$(77,474)	$20,141,407	$19,848,995	$49,909	$(71,224)	$19,827,680

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2023, and our results of operations for the three months ended March 31, 2023 and 2022. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2022 Form 10-K.
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, the following factors:

•the ongoing negative impacts and disruptions of the COVID-19 pandemic on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations;
•general business and economic conditions on a national basis and in the local markets in which we operate, including potential impacts resulting from delays in raising or a failure to raise the national debt ceiling;
•changes in customer behavior and perceptions;
•changes in regional, national or international macroeconomic conditions, including especially changes in inflation, recessionary pressures or interest rates in the United States;
•the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments;
•turbulence in the capital and debt markets and within the banking industry;
•decreases in the value of securities and other assets;
•decreases in deposit levels necessitating increased borrowing to fund loans, investments and other needs;
•competitive pressures from other financial institutions;
•operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics;
•changes in regulation;
•changes in accounting standards and practices;
•the risk that goodwill and intangibles recorded in our financial statements will become impaired;
•the risk that deferred tax assets will not be realized in full;
•risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not produce results at levels or within time frames originally anticipated;
•the risk that we may not be successful in the implementation of our business strategy;
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in Part I, Item 1A of our 2022 Form 10-K and as may be further updated in our filings with the SEC from time to time.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in our 2022 Form 10-K, as updated by the notes to our Unaudited Interim Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q. Effective January 1, 2023, we adopted ASU 2022-02, the accounting policy for which is described in Note 2, “Summary of Significant Accounting Policies,” and Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. There have been no other material changes in critical accounting policies during the three months ended March 31, 2023.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $22.7 billion and $22.6 billion at March 31, 2023 and December 31, 2022, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business, which contributed $171.9 million, or 122.9%, of our total loss (pre-provision net interest and dividend income and noninterest loss/income) for the three months ended March 31, 2023, and our insurance agency business, which partially offset the banking business loss by $32.0 million, or 22.9%, of our total loss for the three months ended March 31, 2023. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division. Our insurance agency business consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients.
Net loss for the three months ended March 31, 2023 computed in accordance with GAAP was $194.1 million as compared to net income of $51.5 million for the three months ended March 31, 2022. This decrease was primarily due to the sale of available for sale securities at a loss in connection with our balance sheet repositioning completed in March 2023. Refer to the later sections titled “Outlook and Trends” and “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 for additional discussion. Net loss for the three months ended March 31, 2023 and net income for the three months ended March 31, 2022 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three months ended March 31, 2023 was $61.1 million compared to operating net income for the three months ended March 31, 2022 of $55.1 million representing an increase of 10.9%. This increase was primarily due to an increase in net interest income. See “Non-GAAP Financial Measures” below for a reconciliation of operating net income to GAAP net income.
The following chart shows our basic earnings per share on a GAAP and operating basis over the past five quarters (refer to the “Non-GAAP Financial Measures” section below for a reconciliation of GAAP earnings to operating earnings):

Earnings Per Share (basic)
$0.60
$0.40
$0.20
$0.00
$-0.20
$-0.40
$-0.60
$-0.80
$-1.00
$-1.20
$-1.40
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
EPS
Operating EPS

Earnings per share decreased from $0.30 for the three months ended March 31, 2022 to a loss per share of $1.20 for the three months ended March 31, 2023. This decrease was due to our balance sheet repositioning which included a sale of AFS securities at a loss and which was completed in March 2023 as described above.

Our GAAP efficiency ratio is our noninterest expenses divided by the sum of our net interest income and noninterest income. The following chart shows our efficiency ratio on a GAAP and operating basis over the past five quarters (refer to the “Non-GAAP Financial Measures” section below for additional information on the determination of each measure):

Efficiency Ratio
100.00%
80.00%
60.00%
40.00%
20.00%
—%
(20.00)%
(40.00)%
(60.00)%
(80.00)%
(100.00)%
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
GAAP
Operating

The GAAP efficiency ratio for the three months ended March 31, 2023 decreased compared to the three months ended March 31, 2022. The decrease in the GAAP efficiency ratio during the three months ended March 31, 2023 was attributable to a net loss for the period, while in all other periods shown we had net income. The net loss for the three months ended March 31, 2023 was due to the balance sheet repositioning completed in March 2023 described above. The non-GAAP operating efficiency ratio during the three months ended March 31, 2023 remained relatively consistent compared to the three months ended March 31, 2022. Refer to the “Results of Operations” section below for additional discussion of the changes in net interest income, noninterest income and noninterest expense.
Banking Business
Our banking business offers a range of commercial, retail, wealth management and banking services, and consists primarily of attracting deposits from the general public, including municipalities, and investing those deposits, together with borrowings and funds generated from operations, to originate loans in a variety of sectors and to invest in securities. The financial condition and results of operations of our banking business depend primarily on (i) attracting and retaining relatively low cost, stable deposits, (ii) using those deposits to originate and acquire loans and earn net interest income and (iii) operating expenses incurred.
Lending Activities
We use funds obtained from deposits, as well as funds obtained from the FHLBB advances and federal funds, primarily to originate loans and to invest in securities. Our lending focuses on the following categories of loans:
Commercial Lending
•Commercial and industrial: Loans in this category consist of lines of credit and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of both March 31, 2023 and December 31, 2022, we had total commercial and industrial loans of $3.2 billion, representing 23.2% of our total loans as of each period end. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. As of March 31, 2023 and December 31, 2022, our SNC Program portfolio totaled $790.5 million and $685.8 million, or 24.9% and 21.9%, respectively, of our commercial and industrial portfolio, and 37.3% for both periods, of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”), and industrial revenue bonds (“IRBs”), the balances of which are detailed below:
◦As of March 31, 2023 and December 31, 2022, our ABL Portfolio totaled $211.5 million and $208.8 million, or 6.7% and 6.6%, respectively, of our commercial and industrial portfolio.
◦As of March 31, 2023 and December 31, 2022, our commercial and industrial IRB portfolio, which is comprised of municipal bonds issued to finance major capital projects, totaled $0.9 billion and $1.0 billion, or 29.6% and 31.7%, respectively, of our commercial real estate portfolio.
•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other type properties. As of both March 31, 2023 and December 31, 2022, we had total commercial real estate loans of $5.2 billion, representing 38.1% and 38.0%, respectively, of our total loans as of each period end. As of March 31, 2023, and December 31, 2022, owner occupied loans totaled $0.9 billion and $1.0 billion, representing 17.2% and 17.8%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also included IRB loans of $587.0 million and $608.0 million as of March 31, 2023 and December 31, 2022, respectively.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of March 31, 2023 and December 31, 2022, we had total commercial construction loans of $357.1 million and $336.3 million, representing 2.6% and 2.5%, respectively, of our total loans. Our commercial construction loan portfolio also included IRB loans as of $43.1 million and $36.9 million as of March 31, 2023 and December 31, 2022, respectively
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of both March 31, 2023 and December 31, 2022, we had total business banking loans of $1.1 billion, representing 7.9% and 8.0%, respectively, of our total loans as of each period end. In this category, commercial and industrial loans and commercial real estate loans totaled $200.3 million and $878.3 million, respectively, as of March 31, 2023, and $208.4 million and $882.1 million, respectively, as of December 31, 2022.
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
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both March 31, 2023 and December 31, 2022, we had total residential loans of $2.5 billion, representing 18.3% and 18.1%, respectively, of our total loans as of each period end. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three months ended March 31, 2023, residential real estate mortgage originations were $57.2 million, of which $9.1 million were sold on the secondary markets. Comparatively, during the three months ended March 31, 2022, residential real estate mortgage originations were $118.3 million, of which $29.2 million were sold on the secondary markets. We began purchasing residential real estate mortgage loans during the third quarter of 2022. Loans purchased were subject to the same underwriting criteria as those loans originated directly by us. During the three months ended March 31, 2023, we purchased $32.0 million of residential real estate mortgage loans. No residential real estate mortgage loans were purchased during the three months ended March 31, 2022.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of both March 31, 2023 and December 31, 2022, we had total consumer home equity loans of $1.2 billion, representing 8.6% and 8.8%, respectively, of our total loans as of each period end. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of March 31, 2023 and December 31, 2022, we had total other consumer loans of $190.5 million and $194.1 million, representing 1.4% of our total loans as of each period end. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
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
Other Consumer Deposit Products
•We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 97 branches located in eastern Massachusetts and New Hampshire, through our call center in our facility in Lynn, MA and through our online and mobile banking applications.
Wealth Management Services
•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of March 31, 2023 and December 31, 2022, we held $3.1 billion and $2.9 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three months ended March 31, 2023, we had noninterest income of $5.8 million from providing these services compared to $6.1 million for the three months ended March 31, 2022, respectively.
Insurance Agency Business
Our insurance agency business consists of insurance-related activities such as acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients through our wholly-owned agency, Eastern Insurance Group. Our insurance products include commercial property and liability, workers compensation, life, accident and health and automobile insurance. We also offer a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and executive services. As an agency business, we do not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services is the most significant portion of our noninterest income, representing $31.5 million or 11.3% of our noninterest loss on a GAAP basis and 60.6%% of our noninterest income on an operating basis during the three months ended March 31, 2023. Comparatively, during the three months ended March 31, 2022, such income represented $28.7 million, or 61.9%, of our noninterest income on a GAAP basis and 53.9% of our noninterest income on an operating basis. Refer to the “Non-GAAP Financial Measures” section below for additional information on the determination of noninterest income on an operating basis. Our insurance business operates through 22 non-branch offices located primarily in eastern Massachusetts and had 408 full-time equivalent employees as of March 31, 2023.
Outlook and Trends
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.00% to 5.25% on May 3, 2023, when the FOMC stated that it will closely monitor incoming information and assess the implications for monetary policy. In determining the extent to which additional policy firming may be appropriate to return inflation to 2 percent over time, the Committee will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 34% of the outstanding principal balance of our loans as of March 31, 2023 was indexed to a market rate that is expected to reprice along with the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion on March 31, 2023, representing approximately 17.5% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 14, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. We anticipate that an increase in market interest rates, whether due to an increase in the federal funds rate or otherwise, will decrease the fair value of those interest rate swaps and consequently reduce the positive impact on our net interest income that an interest rate increase would otherwise have. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
Increases in the federal funds rate over the last twelve months and greater industry-wide competition for deposits have had a significant impact on our cost of interest-bearing liabilities and funding betas. Beginning in the third quarter of 2022 and to assist in meeting our loan-growth needs, we placed additional reliance on wholesale funding in the form of borrowings and then, in the fourth quarter of 2022, we started to purchase brokered certificates of deposit. These funding sources generally have a higher cost than deposits originating within the markets we serve and are not our preferred sources of funding. We expect both our cost of interest bearing liabilities and funding betas to improve in 2023, as during the three months ended March 31, 2023, we completed a balance sheet repositioning by selling a portion of our AFS securities portfolio for total proceeds of $1.9 billion. The proceeds from the sale of such securities have been used to increase cash levels and may be used to reduce wholesale funds over time and, in turn, improve our net interest margin.

The following chart depicts our funding betas and cost of interest bearing liabilities for the previous twelve months as of March 31, 2023:

Funding Betas & Cost
2.00%
1.50%
1.00%
0.50%
—%
40.00%
30.00%
20.00%
10.00%
—%
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Cycle Beta (1)
Total Cost of Interest Bearing Liabilities

(1)The total cost of interest bearing liabilities is charted on the left-hand y-axis and cycle beta data is charted on the right-hand y-axis.
(2)Cycle beta calculated as the change in monthly average total interest-bearing liabilities cost in each respective month from the beginning of the cycle, defined as February, 2022, divided by the respective change in the average monthly upper bound of the Federal Funds target range during the same period.
Liquidity and Uninsured Deposits
As noted previously, we completed a balance sheet repositioning during the three months ended March 31, 2023 by selling a portion of our AFS investment securities portfolio for total proceeds of $1.9 billion. Such securities were lower-yielding U.S. Agency bonds and government-sponsored residential and commercial mortgage-backed securities which were purchased when interest rates were historically low. The record rise in interest rates over the last twelve months caused the fair value of such securities to decline and, after careful consideration, management made the decision in early March and prior to the failures of Silicon Valley Bank and Signature Bank to sell these securities to improve liquidity and future earnings.
We also took steps to strengthen our backup sources of liquidity during the three months ended March 31, 2023 by pledging securities to the Federal Reserve’s Bank Term Funding Program. As of March 31, 2023, cash and cash equivalents were $2.1 billion and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $5.0 billion, providing total liquidity sources of $7.1 billion. These liquidity sources provide 107% coverage of all customer uninsured and uncollateralized deposits, which totaled $6.7 billion, or 36% of total deposits, on March 31, 2023. For further discussion of liquidity, refer to “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 and for further discussion of uninsured deposits, refer to the “Deposits” discussion within “Financial Position” within this Item 2.
Commercial Real Estate Office Exposure
Our total office-related CRE loans (which is comprised of loans secured by office space, medical office space, and mixed-use retail/office space in our commercial real estate, business banking, and construction portfolios) totaled $1.2 billion as of both March 31, 2023 and December 31, 2022. Given prevailing market conditions such as rising interest rates, reduced occupancy as a result of the increase in hybrid work arrangements post-COVID, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. As of March 31, 2023, three of these loans, totaling $0.8 million and within our business banking portfolio, were on non-accrual status. As of December 31, 2022, five of these loans, totaling $0.6 million and within our business banking portfolio, were on non-accrual status.

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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, operating net income to average tangible shareholders’ equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) OREO gains and losses, (vii) merger and acquisition expenses, (viii) the non-cash pension settlement charge recognized related to our Defined Benefit Plan, and (ix) certain discrete tax items. There were no expenses indirectly associated with OREO gains or losses, or impairment charges on tax credit investments and associated tax credit benefits during the periods presented in this Quarterly Report on Form 10-Q.
We also present tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, average tangible shareholders’ equity, the ratios of net (loss) income and operating net income to average tangible shareholders’ equity and tangible book value per share, each of which excludes the impact of goodwill and other intangible assets, as we believe these financial measures provide investors with the ability to further assess our performance, identify trends in our core business and provide a comparison of our capital adequacy to other companies. We have included the tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.
Our non-GAAP financial measures should not be considered as an alternative or substitute to GAAP net (loss) income, or as an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. An item which we consider to be non-core and exclude when computing these non-GAAP financial measures can be of substantial importance to our results for any particular period. In addition, our methodology for calculating non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar performance measures and, accordingly, our reported non-GAAP financial measures may not be comparable to the same or similar performance measures reported by other companies.

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Net (loss) income (GAAP)	$(194,096)	$51,516
Non-GAAP adjustments:
Add:
Noninterest income components:
(Income) losses from investments held in rabbi trusts	(2,857)	4,433
Losses on sales of securities available for sale, net	333,170	2,172
(Gains) losses on sales of other assets	(1)	274
Noninterest expense components:
Rabbi trust employee benefit expense (income)	1,274	(2,087)
Merger and acquisition expenses	—	34
Total impact of non-GAAP adjustments	331,586	4,826
Less net tax benefit associated with non-GAAP adjustment (1)	76,377	1,235
Non-GAAP adjustments, net of tax	$255,209	$3,591
Operating net income (non-GAAP)	$61,113	$55,107

Weighted average common shares outstanding during the period:
Basic	161,991,373	169,857,950
Diluted	162,059,431	169,968,156

(Losses) earnings per share, basic	$(1.20)	$0.30
(Losses) earnings per share, diluted	$(1.20)	$0.30

Operating earnings per share, basic (non-GAAP)	$0.38	$0.32
Operating earnings per share, diluted (non-GAAP)	$0.38	$0.32
(1)The net tax benefit associated with these items is determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. For the three months ended March 31, 2023, this amount is primarily comprised of a $53.2 million tax benefit, net of a valuation allowance, resulting from the sale of securities classified as available for sale and a $23.7 million tax benefit resulting from the transfer of certain securities from Market Street Securities Corp., a wholly owned subsidiary which was liquidated during the three months ended March 31, 2023, to Eastern Bank. Upon the sale of securities, we established a valuation allowance of $17.4 million as it was determined at that time it was not more likely than not that the entirety of the deferred tax asset related to the loss on such securities would be realized.

The following table summarizes the impact of non-core items with respect to our total (loss) revenue, noninterest (loss) income, noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net interest income (GAAP)	$138,309	$128,124
Add:
Tax-equivalent adjustment (non-GAAP)	4,445	2,261
Fully-taxable equivalent net interest income (non-GAAP)	142,754	130,385
Noninterest (loss) income (GAAP)	(278,330)	46,415
Less:
Income (losses) from investments held in rabbi trusts	2,857	(4,433)
Losses on sales of securities available for sale, net	(333,170)	(2,172)
Gains (losses) on sales of other assets	1	(274)
Noninterest income on an operating basis (non-GAAP)	51,982	53,294
Noninterest expense (GAAP)	$116,294	$108,866
Less:
Rabbi trust employee benefit expense (income)	1,274	(2,087)
Merger and acquisition expenses	—	34
Noninterest expense on an operating basis (non- GAAP)	$115,020	$110,919
Total (loss) revenue (GAAP)	$(140,021)	$174,539
Total operating revenue (non-GAAP)	$194,736	$183,679
Ratios:
Efficiency ratio (GAAP)	(83.05)%	62.37%
Operating efficiency ratio (non-GAAP)	59.06%	60.39%
The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of March 31,	As of December 31,
	2023	2022
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$2,579,123	$2,471,790
Less: Goodwill and other intangibles	660,165	661,126
Tangible shareholders’ equity (non-GAAP)	1,918,958	1,810,664
Tangible assets:
Total assets (GAAP)	22,720,530	22,646,858
Less: Goodwill and other intangibles	660,165	661,126
Tangible assets (non-GAAP)	$22,060,365	$21,985,732
Shareholders’ equity to assets ratio (GAAP)	11.4%	10.9%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	8.7%	8.2%
Book value per share:
Common shares issued and outstanding	176,328,426	176,172,073
Book value per share (GAAP)	$14.63	$14.03
Tangible book value per share (non-GAAP)	$10.88	$10.28

The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net (loss) income and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net (loss) income (GAAP)	$(194,096)	$51,516
Operating net income (non-GAAP) (1)	61,113	55,107
Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$2,460,170	$3,273,447
Less: Average goodwill and other intangibles	660,795	649,497
Average tangible shareholders’ equity (non-GAAP)	$1,799,375	$2,623,950
Ratios:
(Loss) return on average total shareholders’ equity (GAAP) (2)	(32.00)%	6.38%
(Loss) return on average tangible shareholders’ equity (non-GAAP) (2)	(43.75)%	7.96%
Operating return on average tangible shareholders’ equity (non-GAAP) (2)	13.78%	8.52%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income.
(2)Presented on an annualized basis.
Financial Position
Summary of Financial Position

	As of March 31, 2023	As of December 31, 2022	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$2,137,816	$169,505	$1,968,311	1,161.2%
Securities available for sale	4,700,134	6,690,778	(1,990,644)	(29.8)%
Securities held to maturity	471,185	476,647	(5,462)	(1.1)%
Loans, net of allowance for loan losses	13,520,715	13,420,317	100,398	0.7%
Federal Home Loan Bank Stock	45,168	41,363	3,805	9.2%
Goodwill and other intangible assets	660,165	661,126	(961)	(0.1)%
Deposits	18,541,580	18,974,359	(432,779)	(2.3)%
Borrowed funds	1,138,403	740,828	397,575	53.7%
Cash and cash equivalents
Total cash and cash equivalents increased by $2.0 billion to $2.1 billion at March 31, 2023 from $169.5 million at December 31, 2022. This increase was primarily due to proceeds from sales of AFS securities of $1.9 billion during the three months ended March 31, 2023. For further discussion of the change in securities, refer to the later “Securities” section in this Item 2.
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
U.S. government securities: At March 31, 2023 and December 31, 2022, our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$3,024,560	$4,111,908
Government-sponsored commercial mortgage-backed securities	1,180,040	1,348,954
U.S. Agency bonds	211,807	952,482
U.S. Treasury securities	94,283	93,057
State and municipal bonds and obligations	188,149	183,092
Other debt securities	1,295	1,285
Total available for sale securities, at fair value	4,700,134	6,690,778
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	271,655	276,493
Government-sponsored commercial mortgage-backed securities	199,530	200,154
Total held to maturity securities, at amortized cost	471,185	476,647
Total	$5,171,319	$7,167,425
Our securities portfolio has decreased $2.0 billion, or 27.8%, to $5.2 billion at March 31, 2023 from $7.2 billion at December 31, 2022. This decrease was primarily due to the completion of balance sheet repositioning in March 2023 through the sale of AFS securities for total proceeds of $1.9 billion. Refer to the sections titled “Outlook and Trends” and “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 for additional discussion of such sales.
We did not have trading investments at March 31, 2023 or December 31, 2022.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $187.9 million at March 31, 2023 compared to $182.9 million at December 31, 2022.

Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both March 31, 2023 and December 31, 2022, we had no securities categorized as Level 3 within the fair value hierarchy.
Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.
The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended March 31, 2023 and December 31, 2022. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of March 31, 2023 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.30%	2.10%	1.59%	1.60%
Government-sponsored commercial mortgage-backed securities	—	1.76	1.57	1.94	1.78
U.S. Agency bonds	—	1.30	1.62	—	1.35
U.S. Treasury securities	—	1.97	—	—	1.97
State and municipal bonds and obligations	1.22	2.29	3.22	4.06	3.66
Other debt securities	0.84	—	—	—	0.84
Total available for sale securities	0.89	1.65	1.71	1.73	1.72
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—	—	—	2.86	2.86
Government-sponsored commercial mortgage-backed securities	—	—	2.22	—	2.22
Total held to maturity securities	—	—	2.22	2.86	2.59
Total	0.89%	1.65%	1.83%	1.79%	1.79%

	Securities Maturing as of December 31, 2022 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.27%	1.00%	1.53%	1.45%
Government-sponsored commercial mortgage-backed securities	—	1.29	1.51	1.94	1.68
U.S. Agency bonds	—	0.79	0.97	—	0.82
U.S. Treasury securities	—	1.97	—	—	1.97
State and municipal bonds and obligations	1.22	2.26	3.17	4.05	3.66
Other debt securities	0.84	—	—	—	0.84
Total available for sale securities	0.89%	1.02%	1.25%	1.66%	1.47%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—	—	—	2.86	2.86
Government-sponsored commercial mortgage-backed securities	—	—	2.23	—	2.23
Total held to maturity securities	—	—	2.23	2.86	2.59
Total	0.89%	1.02%	1.36%	1.72%	1.54%

(1)Investment security weighted-average yields were calculated on a level-yield basis by weighting the tax equivalent yield for each security type by the book value of each maturity.
The yield on tax-exempt obligations of states and political subdivisions has been adjusted to an FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Loans
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $99.7 million, or 0.7%, to $13.7 billion at March 31, 2023 from $13.6 billion at December 31, 2022. The increase as of March 31, 2023 was primarily due to increases in our commercial real estate and residential real estate portfolio balances.
•Our commercial real estate portfolio increased by $45.9 million from December 31, 2022 to March 31, 2023 which was primarily attributable to an increase of $70.1 million in commercial real estate investment loan balances. Such loans represent loans secured by commercial real estate that are non-owner-occupied. The increase in such loan balances was primarily due to management’s active focus on originating loans collateralized by industrial/warehouse and multi-family property types, which are included in the commercial real estate investment loan category, due to management’s belief that the credit performance of such loans has a stable outlook. The increase in commercial real estate investment loan balances was partially offset by a decrease in commercial real estate owner-occupied loans of $24.0 million which was due to net paydowns of such loans during the three months ended March 31, 2023.
•Our residential real estate portfolio increased by $36.6 million during the three months ended March 31, 2023. The increase in residential real estate loan balances was primarily due to purchases of such loans which totaled $32.0 million during the three months ended March 31, 2023.
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Commercial and industrial	$3,169,438	$3,150,946
Commercial real estate	5,201,196	5,155,323
Commercial construction	357,117	336,276
Business banking	1,078,678	1,090,492
Residential real estate	2,497,491	2,460,849
Consumer home equity	1,180,824	1,187,547
Other consumer	190,506	194,098
Total loans	13,675,250	13,575,531
Allowance for loan losses	(140,938)	(142,211)
Unamortized premiums, net of unearned discounts and deferred fees	(13,597)	(13,003)
Total loans receivable, net	$13,520,715	$13,420,317
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and is concentrated in the New England geographical area, with 81.5% of our commercial loans in Massachusetts and New Hampshire as of March 31, 2023.
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
Special mention, substandard and doubtful loans totaled 3.0% and 2.2% of total commercial loans outstanding at March 31, 2023 and December 31, 2022, respectively. This increase was driven by risk rating downgrades of several credits in the commercial and industrial and commercial real estate portfolios. Management is not aware of any pervasive credit trends leading to this increase and the the percentage of such loans to total commercial loans as of March 31, 2023 remains consistent with our long-term average.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio improved to 0.37% at March 31, 2023, compared to 0.50% at December 31, 2022.
The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	March 31, 2023	December 31, 2022
Portfolio
Commercial and industrial	0.02%	0.12%
Commercial real estate	—%	—%
Commercial construction	—%	—%
Business banking	0.84%	1.00%
Residential real estate	0.99%	1.46%
Consumer home equity	1.32%	1.33%
Other consumer	0.49%	0.63%
Total	0.37%	0.50%
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
NPLs decreased $4.0 million, or 10.4%, to $34.6 million at March 31, 2023 from $38.6 million at December 31, 2022. NPLs as a percentage of total loans decreased to 0.25% at March 31, 2023 from 0.28% at December 31, 2022. Refer to the later “Allowance for Loan Losses” section in this Item 2 for a discussion of the change in non-accrual loans which comprise our NPLs as of March 31, 2023.
The total amount of interest recorded on NPLs during both the three months ended March 31, 2023 and 2022 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $1.1 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. As noted within Note 2, “Summary of Significant Accounting Policies” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q, we adopted ASU 2022-02 on January 1, 2023 which eliminated TDR accounting. Prior to the adoption of this standard, we reviewed each loan that was modified to identify whether a TDR had occurred. TDRs involved situations in which, for economic or legal reasons related to the borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise have considered. Subsequent to our adoption of this standard, we apply the loan refinancing and restructuring guidance codified in paragraphs 310-20-35-9 through 35-11 of the Accounting Standards Codification to determine whether a modification results in a new loan or a continuation of an existing loan.
ASU 2022-02 requires disclosure of loan modifications to borrowers experiencing financial difficulty. The aggregate amortized cost balance as of March 31, 2023 of loans modified during the three months ended March 31, 2023, determined in accordance with ASU 2022-02, which were determined to be modifications to borrowers experiencing financial difficulty was $2.3 million. As of March 31, 2023, there were no loans that had been modified to borrowers experiencing financial difficulty during the three months ended March 31, 2023 and which subsequently defaulted during the period.
Under previous accounting guidance, in cases where a borrower experienced financial difficulties and we made certain concessionary modifications to contractual terms, the loan was classified as a TDR. Loans modified during the three months ended March 31, 2022 which were determined to be TDRs, determined in accordance with previous accounting guidance in effect through December 31, 2022, totaled $0.8 million. As of March 31, 2022, there were no loans that had been modified during the preceding 12 months, which were party to a TDR and which subsequently defaulted during the three months ended March 31, 2022.
It is our policy to have any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. As of March 31, 2023 and December 31, 2022, the carrying amount of PCD loans was $56.0 million and $56.6 million, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $70.2 million, or 37.5%, to $257.2 million at March 31, 2023 from $187.0 million at December 31, 2022. These loans as a percentage of total loans increased to 1.9% at March 31, 2023 from 1.4% at December 31, 2022. The increase in potential problem loans from December 31, 2022 to March 31, 2023 was primarily due to the downgrade of several commercial and industrial and commercial real estate loans during the three months ended March 31, 2023.
Allowance for credit losses. For the purpose of estimating our allowance for loan losses, we segregate the loan portfolio into loan categories, for loans that share similar risk characteristics, that possess unique risk characteristics such as loan purpose, repayment source, and collateral that are considered when determining the appropriate level of the allowance for loan losses for each category. Loans that do not share similar risk characteristics with other loans are evaluated individually.
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
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheet.
The allowance for loan losses decreased by $1.3 million, or 0.9%, to $140.9 million, or 1.03% of total loans, at March 31, 2023 from $142.2 million, or 1.05% of total loans at December 31, 2022. The decrease in the allowance for loan losses was primarily the result of our adoption of ASU 2022-02, as previously described above, which resulted in a change in reserving method for loans previously classified as TDRs. Upon adoption of ASU 2022-02, TDR loans for which the allowance for loan losses was determined by a discounted cash flow analysis, transitioned to their respective pools of loans sharing similar risk characteristics for which the allowance for loan losses is determined on a collective basis. As a result, the allowance for loan losses for such loans was reduced by $1.1 million.
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

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(139)	$(249)
Commercial real estate	(4)	(14)
Commercial construction	—	—
Business banking	(138)	17
Residential real estate	(15)	(10)
Consumer home equity	6	(4)
Other consumer	445	482
Total net loan charge-offs	155	222
Average loans:
Commercial and industrial	3,187,533	2,963,414
Commercial real estate	5,270,526	4,735,257
Commercial construction	334,979	169,608
Business banking	972,198	1,104,815
Residential real estate	2,509,313	1,936,629
Consumer home equity	1,169,727	1,088,487
Other consumer	188,889	205,002
Average total loans (1)	$13,633,165	$12,203,212
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.00%	(0.01)%
Commercial real estate	0.00	0.00
Commercial construction	—	—
Business banking	(0.01)	0.00
Residential real estate	0.00	0.00
Consumer home equity	0.00	0.00
Other consumer	0.24	0.24
Total net charge-offs to average loans outstanding during the period:	0.00%	0.00%
Total loans	$13,661,653	$12,157,769
Total non-accrual loans	$34,573	$33,821
Allowance for loan losses	$140,938	$124,166
Allowance for loan losses as a percent of total loans	1.03%	1.02%
Non-accrual loans as a percent of total loans	0.25%	0.28%
Allowance for loan losses as a percent of non-accrual loans	407.65%	367.13%
(1)Average loan balances exclude loans held for sale

Non-accrual loans increased $0.8 million, or 2.2%, to $34.6 million at March 31, 2023 from $33.8 million at March 31, 2022, primarily due to an increase in residential real estate non-accrual loans of $1.3 million which was partially offset by a decrease in commercial real estate and business banking non-accrual loans of $0.5 million and $0.4 million, respectively. The increase in non-accrual residential real estate loans is primarily due to an overall increase in the residential real estate loan portfolio which increased 29.0% from March 31, 2022 to March 31, 2023. Non-accrual residential real estate loans as a percentage of total gross residential loans decreased from 0.43% at March 31, 2022 to 0.38% at March 31, 2023. Non-accrual commercial real estate loans and business banking loans decreased primarily due to payoffs and curing of delinquency of such loans.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of March 31, 2023			As of December 31, 2022
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans (1)
	(Dollars in thousands)
Commercial and industrial	$26,929	19.11%	23.07%	$26,859	18.89%	23.10%
Commercial real estate	55,193	39.15%	38.04%	54,730	38.49%	37.98%
Commercial construction	7,578	5.38%	2.60%	7,085	4.98%	2.46%
Business banking	15,085	10.70%	7.93%	16,189	11.38%	8.08%
Residential real estate	27,130	19.25%	18.42%	28,129	19.78%	18.29%
Consumer home equity	6,182	4.39%	8.67%	6,454	4.54%	8.78%
Other consumer	2,841	2.02%	1.26%	2,765	1.94%	1.31%
Total	$140,938	100.00%	100.00%	$142,211	100.00%	100.00%
(1)Percentages were revised from the percentages presented in our 2022 10-K. The revised figures were computed based upon loan amortized cost balances whereas the percentages presented in the 2022 10-K were computed based upon recorded investment balances.
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
We held an investment in the FHLBB of $45.2 million and $41.4 million at March 31, 2023 and December 31, 2022, respectively. The amount of stock we are required to purchase is proportional to our FHLB borrowings and level of total assets. Accordingly, the increase in FHLB stock is due to increased borrowings.
Goodwill and other intangible assets

Goodwill and other intangible assets were $660.2 million and $661.1 million at March 31, 2023 and December 31, 2022, respectively. We did not record any impairment to our goodwill or other intangible assets during the three months ended March 31, 2023. We will continue to assess our goodwill and other intangible assets to determine if impairments are necessary.
Deposits
Deposits originating within the markets we serve continue to be our primary source of funding our earning assets. Historically, we have been able to compete effectively for deposits in our primary market areas. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in our assessment of the stability of our fund sources and our access to additional funds. Furthermore, we shift the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize net interest margin.
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of March 31, 2023	As of December 31, 2022	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$5,564,016	$6,240,637	$(676,621)	(10.8)%
Interest checking	4,240,780	4,568,122	(327,342)	(7.2)%
Savings	1,633,790	1,831,123	(197,333)	(10.8)%
Money market investments	5,135,590	4,710,095	425,495	9.0%
Certificates of deposit (1)	1,967,404	1,624,382	343,022	21.1%
Total deposits	$18,541,580	$18,974,359	$(432,779)	(2.3)%
(1)Brokered certificates of deposit are included in total certificates of deposit and amounted to $609.7 million and $928.6 million at March 31, 2023 and December 31, 2022, respectively.
Deposits decreased by $0.4 billion, or 2.3%, to $18.5 billion at March 31, 2023 from $19.0 billion at December 31, 2022. This decrease was primarily the result of a decrease in brokered certificates of deposit of $318.9 million. Brokered certificates of deposit decreased as such accounts matured and were not renewed in full as we emphasized other means for increasing our overall liquidity as of March 31, 2023. The decrease in brokered certificates of deposit was more than offset by a shift in deposit mix of certain core deposits from demand and interest checking deposits, which decreased by $0.7 billion and $0.3 billion, respectively, to certificates of deposit resulting in a net increase in certificates of deposit. This shift in deposit mix during the three months ended March 31, 2023 was due primarily to increases in rates paid on certificates of deposit, which attracted depositors to such products. Money market investments increased $0.4 billion primarily due to increased IntraFi Network deposits. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of such deposits.
The Bank’s estimate of total uninsured deposits was $8.4 billion and $9.0 billion at March 31, 2023 and December 31, 2022, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $6.7 billion and $7.3 billion at March 31, 2023 and December 31, 2022, respectively.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Three Months Ended March 31, 2023		For the Year Ended December 31, 2022
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,825,269	—%	$6,647,518	—%
Interest checking	4,363,528	0.44%	4,890,709	0.24%
Savings	1,721,143	0.02%	2,015,651	0.01%
Money market investments	5,040,330	1.63%	5,057,445	0.27%
Certificate of deposits	1,931,860	3.74%	463,261	0.70%
Total deposits	$18,882,130	0.92%	$19,074,584	0.15%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of March 31, 2023	As of December 31, 2022
Maturing in	(In thousands)
Three months or less	$50,023	$39,322
Over three months through six months	93,093	45,053
Over six months through 12 months	352,145	149,107
Over 12 months	4,566	5,569
Total	$499,827	$239,051
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings increased by $397.6 million to $1.1 billion at March 31, 2023 compared to $740.8 million at December 31, 2022. The increase was primarily due to an increase in FHLB short-term advances, which we borrowed to increase our liquidity. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.
The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of March 31, 2023	As of December 31, 2022	Amount ($)	Percentage (%)
	(Dollars in thousands)
FHLB short-term advances	$1,088,296	$691,297	$396,999	57.4%
Escrow deposits of borrowers	25,671	22,314	3,357	15.0%
Interest rate swap collateral funds	11,780	14,430	(2,650)	(18.4)%
FHLB long-term advances	12,656	12,787	(131)	(1.0)%
Total	$1,138,403	$740,828	$397,575	53.7%
Results of Operations
Summary of Results of Operations

	Three Months Ended March 31,
			Change
	2023	2022	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$188,880	$131,485	$57,395	43.7%
Interest expense	50,571	3,361	47,210	1,404.6%
Net interest income	138,309	128,124	10,185	7.9%
Provision for (release of) allowance for loan losses	25	(485)	510	(105.2)%
Noninterest income	(278,330)	46,415	(324,745)	(699.7)%
Noninterest expense	116,294	108,866	7,428	6.8%
Income tax (benefit) expense	(62,244)	14,642	(76,886)	(525.1)%
Net (loss) income	(194,096)	51,516	(245,612)	(476.8)%
Comparison of the three months ended March 31, 2023 and 2022
Interest and Dividend Income
Interest and dividend income increased by $57.4 million, or 43.7%, to $188.9 million during the three months ended March 31, 2023 from $131.5 million during the three months ended March 31, 2022. The increase was primarily a result of an increase in the yield on average interest-earning assets which increased by 112 basis points compared with the three months ended March 31, 2022. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures. Partially offsetting the impact of increased yields was a decrease in the average balance of our interest-earning assets which decreased slightly by $83.2 million, or 0.4%, to $21.8 billion during the three months ended March 31, 2023 compared to $21.9 billion during the three months ended March 31, 2022, which was primarily attributable to a decrease in the average balance of securities.
•Interest income on loans increased $52.2 million, or 51.5%, to $153.5 million during the three months ended March 31, 2023 from $101.4 million during the three months ended March 31, 2022. The increase in interest income on our loans was due to an increase in our yields on loans and an increase in the average balance of loans. The overall yield on our loans increased 126 basis points during the three months ended March 31, 2023 in comparison to the three months ended March 31, 2022. The increase in yield was primarily due to increases in market rates of interest which resulted in increased yields on variable rate loans which repriced and new loans originated at higher rates of interest. The average balance of our loans increased $1.4 billion, or 11.7%, to $13.6 billion during the three months ended March 31, 2023 from $12.2 billion during the three months ended March 31, 2022. Refer to the earlier “Loans” discussion within the “Financial Position” section within this Item 2 for additional discussion of changes in our loans balances.
•Interest income on securities and other short-term investments increased $5.2 million, or 17.3%, to $35.3 million during the three months ended March 31, 2023 from $30.1 million during the three months ended March 31, 2022. The increase in interest income on our securities was due to an increase in the average yield of such securities. The yield on our securities and short-term investments increased 50 basis points during the three months ended March 31, 2023 in comparison to the three months ended March 31, 2022 primarily due to an increase in the rate paid on our cash held at the Federal Reserve Bank of Boston from an average of 0.19% during the three months ended March 31, 2022 to an average of 4.59% during the three months ended March 31, 2023. In addition, our cash deposited at the Federal Reserve Bank of Boston increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due primarily to the deposit of proceeds from the sale of AFS securities (discussed earlier) in March 2023. Partially offsetting this increase was a corresponding decrease in our average securities balance, which decreased $1.5 billion, or 15.7%, to $8.1 billion for the three months ended March 31, 2023 from $9.7 billion for the three months ended March 31, 2022 primarily due to the sales of AFS securities in March 2023. For additional discussion of the sales, refer to the section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2.
Interest Expense

During the three months ended March 31, 2023, interest expense increased $47.2 million to $50.6 million from $3.4 million during the three months ended March 31, 2022. The increase was primarily attributable to an increase in deposit interest expense, which was primarily attributable to an increase in the deposit rates we offered.
During the three months ended March 31, 2023, interest expense on our interest-bearing deposits increased by $39.6 million to $42.9 million from $3.3 million during the three months ended March 31, 2022. This increase was due to an increase in the rates paid on deposits and an increase in average interest-bearing deposits. Rates paid on deposits increased by 122 basis points to 1.33% during the three months ended March 31, 2023 from 0.11% during the three months ended March 31, 2022, which we increased in response to an increase in market rates of interest and heightened industry-wide competition for deposits. In addition, beginning in the fourth quarter of 2022, we began purchasing brokered certificates of deposit. Such deposits bear higher rates of interest in comparison to our core deposits. Consequently, the purchases of brokered certificates of deposit contributed to the increase in rates paid on deposits.
Interest expense related to our borrowings increased by $7.6 million to $7.6 million during the three months ended March 31, 2023 from less than $0.1 million during the three months ended March 31, 2022. The increase in borrowings interest expense is attributable to an increase in our utilization of our FHLB borrowing capacity. For additional discussion of the increase in borrowings, refer to the section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2.
Net Interest Income
Net interest income increased by $10.2 million, or 7.9%, to $138.3 million during the three months ended March 31, 2023 from $128.1 million for the three months ended March 31, 2022. Net interest income increased due to an increase in yield on interest-earning assets which exceeded the increase in the cost of interest-bearing liabilities. Partially offsetting the increase in yields on our interest-earning assets was the decrease in the balance of average net interest-earning assets of $1.1 billion, or 11.7%, to $8.0 billion during the three months ended March 31, 2023 from $9.1 billion during the three months ended March 31, 2022.
The following chart shows our net interest margin over the past five quarters:

Net Interest Margin ("NIM")
2.90%
2.80%
2.70%
2.60%
2.50%
2.40%
2.30%
2022 Q1
2022 Q2
2022 Q3
2022 Q4
2023 Q1
NIM

Net interest margin is determined by dividing FTE net interest income by average interest-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.7% for the three months ended March 31, 2023 and 21.5% for the three months ended March 31, 2022. Net interest margin increased 24 basis points to 2.66% during the three months ended March 31, 2023, from 2.42% during the three months ended March 31, 2022. The increase in net interest margin for the three months ended March 31,

2023 from the three months ended March 31, 2022 was primarily due to an increase in market rates of interest which resulted in an increase in our yield on interest-earning assets.

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
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended March 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$2,513,413	$21,614	3.49%	$1,937,494	$14,471	3.03%
Commercial	9,765,236	115,929	4.81%	8,973,094	78,226	3.54%
Consumer	1,358,616	20,059	5.99%	1,293,489	10,450	3.28%
Total loans	13,637,265	157,602	4.69%	12,204,077	103,147	3.43%
Non-taxable investment securities	197,766	1,817	3.73%	259,908	2,287	3.57%
Taxable investment securities	7,486,899	28,642	1.55%	8,387,292	27,876	1.35%
Other short-term investments	449,543	5,264	4.75%	1,003,416	436	0.18%
Total interest-earning assets	$21,771,473	$193,325	3.60%	$21,854,693	$133,746	2.48%
Non-interest-earning assets	739,270			1,436,702
Total assets	$22,510,743			$23,291,395
Interest-bearing liabilities:
Deposits:
Savings account	$1,721,143	$81	0.02%	$2,076,754	$51	0.01%
Interest checking account	4,363,528	4,711	0.44%	4,596,026	2,032	0.18%
Money market investment	5,040,330	20,305	1.63%	5,568,264	920	0.07%
Time account	1,931,860	17,836	3.74%	481,833	319	0.27%
Total interest-bearing deposits	13,056,861	42,933	1.33%	12,722,877	3,322	0.11%
Borrowings	675,056	7,638	4.59%	30,669	39	0.52%
Total interest-bearing liabilities	$13,731,917	$50,571	1.49%	$12,753,546	$3,361	0.11%
Demand accounts	5,825,269			6,821,811
Other noninterest-bearing liabilities	493,387			442,591
Total liabilities	20,050,573			20,017,948
Shareholders’ equity	2,460,170			3,273,447
Total liabilities and shareholders’ equity	$22,510,743			$23,291,395
Net interest income – FTE		$142,754			$130,385
Net interest rate spread (2)			2.11%			2.37%
Net interest-earning assets (3)	$8,039,556			$9,101,147
Net interest margin – FTE (4)			2.66%			2.42%
Average interest-earning assets to interest-bearing liabilities	158.55%			171.36%
(Loss) return on average assets (5)(6)	(3.50)%			0.90%
(Loss) return on average equity (5)(7)	(32.00)%			6.38%
Noninterest expense to average assets	2.10%			1.90%
(1)Non-accrual loans are included in loans.
(2)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)Net interest margin - FTE represents fully-taxable equivalent net interest income divided by average total interest-earning assets. Refer to the earlier “Non-GAAP Financial Measures” section within this Item 2 for additional information.
(5)Presented on an annualized basis.
(6)Represents net (loss) income divided by average total assets.
(7)Represents net (loss) income divided by average equity.
The following chart shows the composition of our quarterly average interest-earning assets for the past five quarters:

Average Interest-Earning Assets
$25,000
$20,000
$15,000
$10,000
$5,000
$—
(in millions)
2022 Q1
2022 Q2
2022 Q3
2022 Q4
2023 Q1
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded a provision for loan losses of less than $0.1 million for the three months ended March 31, 2023, compared to a release of $0.5 million for the three months ended March 31, 2022. Management determined a provision to be necessary due primarily to increased loan balances.
Management’s estimate of our allowance for loan losses as of March 31, 2023 and the provision for loan losses for the three months ended March 31, 2023, was supported, in part, by Oxford Economics’ March 2023 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will enter a recession in the third quarter of 2023 compared to the assumption used as of December 31, 2022 which had assumed the U.S. economy would enter a recession in the second quarter of 2023. This forecast reflects the combination of continued strong consumer product demand, consistent labor market metrics, and stronger economic growth rates than anticipated following the recent increases to the federal funds rate by the FOMC. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included continued low unemployment rates and a steady gross domestic product (“GDP”). Further, the forecast assumed that the FOMC will continue to raise interest rates into mid-2023 following its most recent March 2023 increase. The core consumer price index remained steady, and is expected to remain well above the FOMC’s 2% target through 2023. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will enter a more severe recession in the third quarter of 2023 and experience a decline in GDP of 3.0% peak-to-trough. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $9.0 million as of March 31, 2023. The upside scenario assumed GDP growth of 1.8% in 2023, 2.0% in 2024 and sustained recovery. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $4.9 million as of March 31, 2023.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended March 31,
			Change
	2023	2022	Amount	%
	(Dollars in thousands)
Insurance commissions	$31,503	$28,713	$2,790	9.7%
Service charges on deposit accounts	6,472	8,537	(2,065)	(24.2)%
Trust and investment advisory fees	5,770	6,141	(371)	(6.0)%
Debit card processing fees	3,170	2,945	225	7.6%
Interest rate swap (losses) income	(408)	2,932	(3,340)	(113.9)%
Income (losses) from investments held in rabbi trusts	2,857	(4,433)	7,290	(164.4)%
(Losses) gains on sales of mortgage loans held for sale, net	(74)	169	(243)	(143.8)%
(Losses) on sales of securities available for sale, net	(333,170)	(2,172)	(330,998)	15,239.3%
Other	5,550	3,583	1,967	54.9%
Total noninterest (loss) income	$(278,330)	$46,415	$(324,745)	(699.7)%
Noninterest income decreased $324.7 million, to a net loss of $278.3 million for the three months ended March 31, 2023 from income of $46.4 million for the three months ended March 31, 2022. This decrease was primarily due to a $331.0 million increase in losses on sales of securities available for sale, a $3.3 million decrease in interest rate swap income which resulted from a current period net loss from such swaps compared to net income in the comparative prior period, and a $2.1 million decrease in service charges on deposit accounts. These unfavorable items were partially offset by a $7.3 million increase in income from investments held in rabbi trusts and a $2.8 million increase in insurance commissions.
•Losses on sales of securities available for sale, net, increased by $331.0 million to $333.2 million for the three months ended March 31, 2023 from $2.2 million for the three months ended March 31, 2022 due to balance sheet repositioning which was completed in March 2023 and included the decision by management to sell certain available for sale securities. Refer to the section titled“Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 for additional discussion of such sales.
•Interest rate swap income decreased to a loss primarily as a result of an unfavorable mark-to-market adjustment for the three months ended March 31, 2023 compared a favorable mark-to-market adjustment for the three months ended March 31, 2022.
•Service charges on deposit accounts decreased primarily as a result of decreased corporate account analysis charges which was due primarily to lower commercial deposit account customer activity because of heightened industry-wide competition for deposits. Also contributing to the decrease was a decrease in customer overdraft charges which decreased primarily as a result of our decision to reduce the amount of the overdraft fees charged to our customers beginning in the third quarter of 2022.
•Income from investments held in rabbi trusts increased primarily as a result of a favorable mark-to-market adjustment on equity securities held in these accounts for the three months ended March 31, 2023 resulting from an increase in the market value of equity securities held in the rabbi trusts as compared to an unfavorable mark-to-market adjustment for the three months ended March 31, 2022.
•Insurance commissions increased primarily as a result of an increase in recurring commission income which was attributable to recent agency acquisitions consummated during the year ended December 31, 2022.

Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended March 31,
			Change
	2023	2022	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$78,478	$69,526	$8,952	12.9%
Office occupancy and equipment	9,878	11,614	(1,736)	(14.9)%
Data processing	13,441	15,320	(1,879)	(12.3)%
Professional services	3,420	3,950	(530)	(13.4)%
Marketing	1,097	1,574	(477)	(30.3)%
Loan expenses	1,095	1,919	(824)	(42.9)%
FDIC insurance	2,546	1,412	1,134	80.3%
Amortization of intangible assets	960	827	133	16.1%
Other	5,379	2,724	2,655	97.5%
Total noninterest expense	$116,294	$108,866	$7,428	6.8%

Noninterest expense increased by $7.4 million, or 6.8%, to $116.3 million during the three months ended March 31, 2023 from $108.9 million during the three months ended March 31, 2022. This increase was primarily due to a $9.0 million increase in salaries and employee benefits and a $2.7 million increase in other noninterest expenses. Partially offsetting these increases were a $1.9 million decrease in data processing expenses and a $1.7 million decrease in office occupancy and equipment expenses.
•Salaries and employee benefits increased primarily due to an increase of $3.7 million in regular salaries and wages expense, which was primarily due to costs of living salary and wage increases and the addition of new employees. Also contributing to the increase was a $3.4 million increase in benefit expense related to our defined contribution supplemental executive retirement plan (“DC SERP”). Participant benefits are adjusted based upon deemed investment performance. Accordingly, such investments experienced an increase in value during the three months ended March 31, 2023 resulting in a corresponding increase in the related benefit expense. Also contributing to the increase in salaries and employee benefits was an increase in the legacy long-term cash-based incentive plan compensation expense as well as an increase in the restricted stock award expense. Expense related to the long-term cash-based incentive plan was a net credit (reduction of expense) during the three months ended March 31, 2023 and 2022, which resulted from a decline in certain metrics to which the awards are tied during such periods. The decline in expense during the three months ended March 31, 2023 was less than the decline during the three months ended March 31, 2022. Also contributing to the increase was a $1.4 million increase in restricted stock award expense, which increased due to the restricted stock awards granted during the second quarter of 2022. Partially offsetting this increase was a decrease of $1.5 million in the pension service cost, which was primarily driven by a decrease in the assumed rate of compensation increase.
•Other noninterest expenses increased primarily due to a $3.1 million increase in other pension expense. This is primarily due to a decrease in expected return on plan assets in our Defined Benefit Plan. For further discussion on the Company’s Defined Benefit Plan refer to see Note 10, “Employee Benefits” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Also contributing to this increase was a $1.4 million increase in the provision for credit losses on off balance sheet exposures, which is primarily due to an increase in unfunded commercial loan commitments. Partially offsetting these items was a $1.0 million decrease in bad check losses, which is primarily due to recuperated losses from the year ended December 31, 2022. Also partially offsetting these increases was a $0.7 million decrease in other professional fees, which was driven by a decrease in printed check costs, which was higher than usual during the three months ended March 31, 2022 in order to accommodate new customers from our acquisition of Century.
•Data processing expenses are primarily comprised of costs associated with the processing of customer transactions including loans and deposits and are partially impacted by fluctuations in related transaction volume. Such expenses, including core data processing expenses, decreased during the three months ended March 31, 2023 from the three months ended March 31, 2022, primarily due to decreased customer deposit activity.
•Office occupancy and equipment expenses decreased primarily due to a decrease in depreciation expense during the three months ended March 31, 2023 compared to during the three months ended March 31, 2022.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Combined federal and state income tax (benefit) provision	$(62,244)	$14,642
Effective income tax rate	24.3%	22.1%
Blended statutory tax rate	28.2%	28.1%
Income tax expense decreased by $76.9 million to a $62.2 million benefit in the three months ended March 31, 2023 from a $14.6 million expense in the three months ended March 31, 2022. The decrease in income tax expense, which resulted in a tax benefit for the three months ended March 31, 2023, was primarily due to lower income before income tax expense, which decreased to a loss as a consequence of losses realized on sales of available for sale securities. For additional information related to the Company’s income taxes see Note 12, “Income Taxes” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Financial Position and Results of Operations of our Business Segments
Comparison of the three months ended March 31, 2023 and 2022

	As of and for the three months ended March 31,
	2023				2022
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$138,309	$—	$—	$138,309	$128,124	$—	$—	$128,124
Provision for (release of) allowance for loan losses	25	—	—	25	(485)	—	—	(485)
Net interest income after provision for loan losses	138,284	—	—	138,284	128,609	—	—	128,609
Noninterest (loss) income	(310,206)	32,044	(168)	(278,330)	18,137	28,449	(171)	46,415
Noninterest expense	95,946	21,588	(1,240)	116,294	90,446	19,473	(1,053)	108,866
(Loss) income before income tax expense	(267,868)	10,456	1,072	(256,340)	56,300	8,976	882	66,158
Income tax (benefit) expense	(65,193)	2,949	—	(62,244)	12,108	2,534	—	14,642
Net (loss) income	$(202,675)	$7,507	$1,072	$(194,096)	$44,192	$6,442	$882	$51,516
Total assets	$22,579,422	$218,582	$(77,474)	$22,720,530	$22,695,895	$211,401	$(71,224)	$22,836,072
Total liabilities	$20,174,053	$44,828	$(77,474)	$20,141,407	$19,848,995	$49,909	$(71,224)	$19,827,680
Banking Segment
•Interest and dividend income increased by $57.4 million, or 43.7%, to $188.9 million for the three months ended March 31, 2023 from $131.5 million for the three months ended March 31, 2022 which was primarily driven by an increase in the yields on interest-earning assets. The overall increase in our yield on interest-earning assets, which increased 112 basis points from 2.48% during the three months ended March 31, 2022 to 3.60% during the three months ended March 31, 2023, was partially offset by a decrease in average interest-earning assets, which resulted in an increase in interest income. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Interest expense increased by $47.2 million to $50.6 million during the three months ended March 31, 2023 from $3.4 million during the three months ended March 31, 2022, which was driven by an increase in the rates paid on deposits. There was an increase of 122 basis points in rates paid on deposits, which increased from 0.11% during the three months ended March 31, 2022 to 1.33% during the three months ended March 31, 2023. For additional discussion, refer to the earlier “Interest and Dividends” section.
•We recorded a provision for loan losses of less than $0.1 million for the three months ended March 31, 2023, compared to a release of $0.5 million for the three months ended March 31, 2022. We determined a provision to be appropriate due to overall increased loan balances during the three months ended March 31, 2023 in comparison to the first quarter of 2022. During the three months ended March 31, 2022 and following continued improved economic and credit conditions, we determined that a release of the provision was necessary. For additional discussion, refer to the earlier “Provision for Loan Losses” section.
•Losses on sales of securities available for sale, net, were $333.2 million during the three months ended March 31, 2023 which represents an increase of $331.0 million compared to a loss of $2.2 million during the three months ended March 31, 2022. The loss on sale was due to the decision by management to sell certain available for sale securities in March 2023, the majority of which were in a net unrealized loss position at the time of sale.
•Also contributing to the decrease in noninterest income during the three months ended March 31, 2023 was a $3.3 million decrease in our interest rate swap income resulting in a loss position, primarily as a result of an unfavorable mark-to-market adjustment during the three months ended March 31, 2023 compared to a favorable mark-to-market adjustment during the three months ended March 31, 2022.
•Partially offsetting the decrease in noninterest income was income from investments held in rabbi trust accounts, which were $2.5 million for the three months ended March 31, 2023 which represents an increase of $6.5 million from a $3.9 million loss recorded for the three months ended March 31, 2022. The increase was primarily a result of a favorable mark-to-market adjustment on equity securities held in these accounts during the three months ended March 31, 2023.

•Noninterest expense increased $5.5 million, or 6.1%, to $95.9 million during the three months ended March 31, 2023 from $90.4 million during the three months ended March 31, 2022. This increase was driven primarily by a $3.0 million increase in regular salaries and wages expenses, a $2.8 million increase in other pension expenses, a $1.6 million increase in the legacy long-term cash-based incentive plan compensation expense, and a $1.4 million increase in the provision for credit losses on off balance sheet exposures. Partially offsetting these increases were a $1.9 million decrease in data processing expenses, a $1.8 million decrease in office occupancy and equipment expenses, and a $1.0 million decrease in bad check losses. Refer to the earlier “Noninterest Expense” section for additional discussion of these items.
Insurance Agency Segment
•Noninterest income related to our insurance agency business increased by $3.6 million, or 12.6%, to $32.0 million during the three months ended March 31, 2023 from $28.4 million during the three months ended March 31, 2022. This increase is primarily attributable to increased commission income. Refer to the earlier “Noninterest Income”section for additional discussion of this items.
•Noninterest expense related to our insurance agency business increased by $2.1 million, or 10.9%, to $21.6 million during three months ended March 31, 2023 from $19.5 million during three months ended March 31, 2022. The increase in noninterest expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 was primarily due to an increase in benefit expense related to our DC SERP and increases in salaries and wages expenses. Refer to the earlier “Noninterest Expense”section for additional discussion of this items
Management of Market Risk
General. Market risk is the sensitivity of the net present value of assets and liabilities and/or income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. Interest rate sensitivity is the most significant market risk to which we are exposed. Interest rate risk is the sensitivity of the net present value of assets and liabilities and/or income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of income. Interest rate risk arises directly from our core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of assets and liabilities, as well as other effects. The primary goal of interest rate risk management is to attempt to control this risk within limits approved by the Risk Management Committee of our Board of Directors.
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
As noted in the earlier section titled “Outlook and Trends” and the later section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” in this Item 2, we completed a balance sheet repositioning during the three months ended March 31, 2023 by selling a portion of our AFS investment securities portfolio for total proceeds of $1.9 billion. Such securities were lower-yielding U.S. Agency bonds and government-sponsored residential and commercial mortgage-backed securities which were purchased when interest rates were historically low. As a result of such sales, we expect our net interest margin to be less susceptible to decline as a result of future increases to the federal funds rate which may occur. Prior to the sale, we placed reliance on wholesale funding, including brokered deposits, to meet our loan-growth needs which have a higher cost than deposits originating within the markets we serve and are not our preferred sources of funding. Subsequent to the sale, our reliance on such funding sources is lessened as we believe we have a stronger liquidity position.
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then estimate what the net interest income would be for the same period under the assumption that market rates increase or decrease instantaneously by +100, +200, +400, -100, -200, and -400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. We do not model negative interest rate scenarios.

The tables below set forth, as of March 31, 2023 and December 31, 2022, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of March 31, 2023
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$610,178	(1.8)%
200	615,483	(0.9)%
100	617,211	(0.7)%
Flat	621,337	—%
(100)	621,173	—%
(200)	610,142	(1.8)%
(400)	563,371	(9.3)%
	As of December 31, 2022
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$528,247	(8.4)%
300	539,739	(6.4)%
200	552,231	(4.2)%
Flat	576,477	—%
(100)	585,728	1.6%
(200)	586,771	1.8%
(1)Assumes an immediate uniform change in market interest rates at all maturities, except in the down 400 basis point scenario as it relates to information as of March 31, 2023 and the down 200 basis point scenario as it relates to information as of December 31, 2022, where rates are floored at zero at all maturities.
As of March 31, 2023, our models, as indicated above, show a decline in our net interest income in rising rate and falling rate scenarios. In the rising rate scenarios, funding costs are modeled to rise faster than the yield on earning assets, due, in part, to the mix of funding which has shifted towards higher rate paying deposits and wholesale funding in recent quarters. In the falling rate scenarios, particularly the 400 basis point decrease scenario, faster prepayment speeds on certain loan and investment types are modeled to reduce earning asset yields at a faster rate than the rate of decline in funding costs. The tables above indicate that at March 31, 2023 and December 31, 2022, in the event of an instantaneous parallel 200 basis points increase in rates, we would have experienced a 0.9% decrease and a 4.2% decrease, respectively, in net interest income on an FTE basis, and in the event of an instantaneous 200 basis points decrease in interest rates, we would have experienced a 1.8% decrease and a 1.8% increase at March 31, 2023 and December 31, 2022, respectively, in net interest income, on an FTE basis. We also modeled an instantaneous 400 basis point decrease in interest rates at March 31, 2023, the results of which showed we would have experienced a 9.3% decrease in net interest income on an FTE basis. We did not model an instantaneous 400 basis point decrease in interest rates at December 31, 2022 given the lower level of interest rates compared to March 31, 2023. Management may use investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. These derivatives provide significant protection against falling interest rates. For additional information related to our interest rate derivative financial instruments see Note 14, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at March 31, 2023 and (+200, +300, +400 basis points and -100, -200 basis points) at December 31,

2022. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
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
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)		As of March 31, 2023
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$3,676,017	$(595,597)	(13.9)%	18.00%
200	3,950,478	(321,136)	(7.5)%	18.47%
100	4,085,847	(185,767)	(4.3)%	18.64%
Flat	4,271,614	—	—	18.97%
(100)	4,379,782	108,168	2.5%	18.97%
(200)	4,435,168	163,554	3.8%	18.76%
(400)	4,464,245	192,631	4.5%	18.16%

Change in Interest Rates (basis points)		As of December 31, 2022
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$3,691,963	$(691,696)	(15.8)%	18.48%
300	3,834,512	(549,147)	(12.5)%	18.72%
200	4,007,265	(376,394)	(8.6)%	19.04%
Flat	4,383,659	—	—	19.66%
(100)	4,527,743	144,084	3.3%	19.74%
(200)	4,620,994	237,335	5.4%	19.61%
(1)Assumes an immediate uniform change in market interest rates at all maturities, except in the down 400 basis point scenario as it relates to information as of March 31, 2023 and the down 200 basis point scenario as it relates to information as of December 31, 2022, where rates are floored at zero at all maturities.
(2)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)Total assets is the net present value of expected cash flows.
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
At March 31, 2023, we had $2.1 billion of cash and cash equivalents, an increase of $2.0 billion from $169.5 million at December 31, 2022. The increase in cash levels was due primarily to a decrease of $2.0 billion in AFS securities from $6.7 billion at December 31, 2022 to $4.7 billion at March 31, 2023. In March 2023, we completed a balance sheet repositioning by selling lower yielding AFS securities. The sale allowed us to redeploy the proceeds in the current higher interest rate environment either through increased cash levels or the reduction of wholesale funds over time. The increased cash levels at March 31, 2023 provided strong balance sheet liquidity to support the needs of our depositors as part of our liquidity contingency planning during the uncertain environment created by the bank failures in the month of March 2023. Advances from the FHLBB were used to support ongoing operations and bolster on-balance sheet liquidity and totaled $1.1 billion and $0.7 billion at March 31, 2023 and December 31, 2022, respectively.
We participate in the IntraFi Network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At both March 31, 2023 and December 31, 2022 we had no IntraFi Network one-way sell deposits. At March 31, 2023 and December 31, 2022, we had repurchased $863.4 million and $665.0 million, respectively, of previously sold reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At March 31, 2023, we had $1.1 billion in outstanding advances and the ability to borrow up to an additional $1.5 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At March 31, 2023, we had a $2.6 billion collateralized line of credit from the Federal Reserve Bank of Boston through the Bank Term Funding Program. The Bank Term Funding Program was created by the Federal Reserve in March 2023. At March 31, 2023 we had the ability to borrow up to $879.1 million from the Federal Reserve Bank of Boston Discount Window In addition, we were able to acquire brokered deposits at our discretion to raise additional funds. At March 31, 2023, we had $609.7 million in brokered certificates of deposit. At March 31, 2023, cash and cash equivalents were $2.1 billion and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $5.0 billion, providing total liquidity sources of $7.1 billion. These liquidity sources provided 107% coverage of all customer uninsured and uncollateralized deposits, which totaled $6.7 billion, or 36% of total deposits, as of March 31, 2023.
Sources of Liquidity

	As of March 31, 2023		As of December 31, 2022
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi Network deposits	$863,368	$—	$664,971	$—
Brokered certificates of deposit (1)	609,663	—	928,648	—
Federal Home Loan Bank (2)	1,100,952	1,522,215	704,084	1,976,166
Federal Reserve Bank of Boston- Bank Term Funding Program (3)	—	2,597,181	—	—
Federal Reserve Bank of Boston- Discount Window (4)	—	879,136		538,894
Total	$2,573,983	$4,998,532	$2,297,703	$2,515,060

(1)The additional borrowing capacity has not been assessed for this category.
(2)As of March 31, 2023 and December 31, 2022, loans have been pledged to the FHLBB with a carrying value of $4.1 billion and $3.9 billion resulting in this additional unused borrowing capacity.
(3)Securities with a carrying value of $2.6 billion at March 31, 2023 have been pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program, resulting in this additional unused borrowing capacity.
(4)Loans with a carrying value of $1.1 billion at both March 31, 2023 and December 31, 2022, and securities with a carrying value of $376.8 million at March 31, 2023 were pledged to the Discount Window, resulting in this additional borrowing capacity. No securities were pledged to the Discount Window at December 31, 2022.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At March 31, 2023 and December 31, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total regulatory capital ratio of 10.0%; (2) a minimum common equity Tier 1 capital ratio of 6.5%; (3) a minimum Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of March 31, 2023 and December 31, 2022. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
In March 2015, the FDIC issued a Financial Institution Letter (FIL-12-2015) indicating that non-advanced approaches institutions may make a one-time, permanent election to opt out of the requirement to include most components of accumulated other comprehensive income (“AOCI”) in regulatory capital. At that time, we opted to make such an election. Accordingly, unrealized gains and losses on our AFS securities portfolio are not included in regulatory capital. Consequently, the balance sheet repositioning we completed in March 2023 with the sale of AFS securities reduced our regulatory capital and related capital ratios, as the unrealized loss on such securities (which was included in AOCI and excluded from regulatory capital) was effectively reclassified to retained earnings (which is included in regulatory capital).
The Company’s actual capital ratios are presented in the following table:

	As of March 31, 2023	As of December 31, 2022
Capital Ratios:
Average equity to average assets (1)	10.93%	12.52%
Total regulatory capital (to risk-weighted assets)	16.76%	17.89%
Common equity Tier 1 capital (to risk-weighted assets)	15.80%	16.94%
Tier 1 capital (to risk-weighted assets)	15.80%	16.94%
Tier 1 capital (to average assets) leverage	11.09%	12.03%
(1)The ratio presented as of March 31, 2023 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.

Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At March 31, 2023, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2022 Form 10-K.
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
At March 31, 2023, we had $5.7 billion of commitments to originate loans, comprised of $3.3 billion of commitments under commercial loans and lines of credit (including $702.1 million of unadvanced portions of construction loans), $2.1 billion of commitments under home equity loans and lines of credit, $199.5 million in standard overdraft coverage commitments, $20.9 million of unfunded commitments related to residential real estate loans and $60.5 million in other consumer loans and lines of credit. In addition, at March 31, 2023, we had $62.8 million in standby letters of credit outstanding. We also had $10.5 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely and/or hybrid. The Company is continually monitoring and assessing the impact of working remotely and/or hybrid on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see “Business—Legal and Regulatory Proceedings” in Part I, Item 1 of the 2022 Form 10-K.
As of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceeding as a plaintiff or a defendant the outcome of which we believe would be material to our financial condition or results of operations. For additional information related to the Company’s ongoing legal proceedings see Note 13, “Commitments and

Contingencies” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2022 Form 10-K. As of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2022 Form 10-K.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Unaudited Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022, (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+
*Filed herewith
+    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

Date: May 8, 2023	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: May 8, 2023	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)