Form 10-Q
period 2023-06-30
Eastern Bankshares, Inc.
filed 2023-08-03
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
176,376,675 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of August 2, 2023.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$105,066	$106,040
Short-term investments	768,436	63,465
Cash and cash equivalents	873,502	169,505
Securities:
Available for sale (amortized cost $5,358,289 and $7,825,435, respectively)	4,520,293	6,690,778
Held to maturity (fair value $412,864 and $423,226, respectively)	465,061	476,647
Total securities	4,985,354	7,167,425
Loans held for sale	2,835	4,543
Loans:
Commercial and industrial	3,341,976	3,150,946
Commercial real estate	5,242,290	5,155,323
Commercial construction	371,367	336,276
Business banking	1,089,548	1,090,492
Residential real estate	2,510,705	2,460,849
Consumer home equity	1,198,290	1,187,547
Other consumer	207,702	194,098
Total loans	13,961,878	13,575,531
Allowance for loan losses	(147,955)	(142,211)
Unamortized premiums, net of unearned discounts and deferred fees	(15,202)	(13,003)
Net loans	13,798,721	13,420,317
Federal Home Loan Bank stock, at cost	26,894	41,363
Premises and equipment	59,501	62,656
Bank-owned life insurance	162,718	160,790
Goodwill and other intangibles, net	658,993	661,126
Deferred income taxes, net	351,054	331,648
Prepaid expenses	158,388	165,900
Other assets	505,533	461,585
Total assets	$21,583,493	$22,646,858
LIABILITIES AND EQUITY
Deposits:
Demand	$5,346,693	$6,240,637
Interest checking accounts	4,173,079	4,568,122
Savings accounts	1,495,540	1,831,123
Money market investment	4,814,412	4,710,095
Certificates of deposit	2,351,248	1,624,382
Total deposits	18,180,972	18,974,359
Borrowed funds:
Short-term Federal Home Loan Bank advances	301,295	691,297
Escrow deposits of borrowers	22,980	22,314
Interest rate swap collateral funds	14,210	14,430
Long-term Federal Home Loan Bank advances	12,726	12,787
Total borrowed funds	351,211	740,828
Other liabilities	524,538	459,881
Total liabilities	19,056,721	20,175,068
Commitments and contingencies (see footnote 13)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 176,376,675 and 176,172,073 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,766	1,762
Additional paid in capital	1,656,750	1,649,141
Unallocated common shares held by the Employee Stock Ownership Plan	(135,232)	(137,696)
Retained earnings	1,704,470	1,881,775
Accumulated other comprehensive income, net of tax	(700,982)	(923,192)
Total shareholders’ equity	2,526,772	2,471,790
Total liabilities and shareholders’ equity	$21,583,493	$22,646,858
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$160,862	$107,236	$314,402	$208,603
Taxable interest and dividends on securities	24,618	31,121	53,260	58,997
Non-taxable interest and dividends on securities	1,434	1,862	2,868	3,668
Interest on federal funds sold and other short-term investments	14,851	652	20,115	1,088
Total interest and dividend income	201,765	140,871	390,645	272,356
Interest expense:
Interest on deposits	56,146	3,061	99,079	6,383
Interest on borrowings	4,031	53	11,669	92
Total interest expense	60,177	3,114	110,748	6,475
Net interest income	141,588	137,757	279,897	265,881
Provision for allowance for loan losses	7,501	1,050	7,526	565
Net interest income after provision for allowance for loan losses	134,087	136,707	272,371	265,316
Noninterest income (loss):
Insurance commissions	27,609	24,682	59,112	53,395
Service charges on deposit accounts	7,242	8,313	13,714	16,850
Trust and investment advisory fees	6,131	5,994	11,901	12,135
Debit card processing fees	3,513	3,223	6,683	6,168
Interest rate swap income	825	1,593	417	4,525
Income (losses) from investments held in rabbi trusts	3,002	(7,316)	5,859	(11,749)
(Losses) gains on sales of mortgage loans held for sale, net	(50)	49	(124)	218
Losses on sales of securities available for sale, net	—	(104)	(333,170)	(2,276)
Other	5,559	5,443	11,109	9,026
Total noninterest income (loss)	53,831	41,877	(224,499)	88,292
Noninterest expense:
Salaries and employee benefits	79,224	72,996	157,702	142,522
Office occupancy and equipment	9,802	9,888	19,680	21,502
Data processing	13,874	14,345	27,315	29,665
Professional services	4,056	3,532	7,476	7,482
Marketing expenses	2,136	2,651	3,233	4,225
Loan expenses	1,115	1,626	2,210	3,545
FDIC insurance	3,034	1,720	5,580	3,132
Amortization of intangible assets	1,172	907	2,132	1,734
Other	7,235	3,474	12,614	6,198
Total noninterest expense	121,648	111,139	237,942	220,005
Income (loss) before income tax expense (benefit)	66,270	67,445	(190,070)	133,603
Income tax expense (benefit)	17,613	16,273	(44,631)	30,915
Net income (loss)	$48,657	$51,172	$(145,439)	$102,688
Basic earnings (loss) per share	$0.30	$0.31	$(0.90)	$0.61
Diluted earnings (loss) per share	$0.30	$0.31	$(0.90)	$0.61
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$48,657	$51,172	$(145,439)	$102,688
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(58,486)	(246,775)	233,545	(598,800)
Net change in fair value of cash flow hedges	(32,271)	(1,611)	(10,593)	(5,420)
Net change in other comprehensive income for defined benefit postretirement plans	(361)	(123)	(742)	(247)
Total other comprehensive (loss) income	(91,118)	(248,509)	222,210	(604,467)
Total comprehensive (loss) income	$(42,461)	$(197,337)	$76,771	$(501,779)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended June 30, 2023 and 2022

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at March 31, 2022	183,438,711	$1,834	$1,777,670	$1,782,997	$(412,654)	$(141,455)	$3,008,392
Dividends to common shareholders	—	—	—	(16,695)	—	—	(16,695)
Repurchased common stock	(4,216,469)	(42)	(81,184)	—	—	—	(81,226)
Issuance of restricted stock awards	31,559	1	(1)	—	—	—	—
Share-based compensation	—	—	2,908	—	—	—	2,908
Net income	—	—	—	51,172	—	—	51,172
Other comprehensive loss, net of tax	—	—	—	—	(248,509)	—	(248,509)
ESOP shares committed to be released	—	—	1,102	—	—	1,252	2,354
Balance at June 30, 2022	179,253,801	$1,793	$1,700,495	$1,817,474	$(661,163)	$(140,203)	$2,718,396

Balance at March 31, 2023	176,328,426	$1,764	$1,651,524	$1,672,169	$(609,864)	$(136,470)	$2,579,123
Dividends to common shareholders	—	—	—	(16,356)	—	—	(16,356)
Issuance of restricted stock awards	47,820	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements	429	1	(2)	—	—	—	(1)
Share-based compensation	—	—	4,668	—	—	—	4,668
Net income	—	—	—	48,657	—	—	48,657
Other comprehensive loss, net of tax	—	—	—	—	(91,118)	—	(91,118)
ESOP shares committed to be released	—	—	561	—	—	1,238	1,799
Balance at June 30, 2023	176,376,675	$1,766	$1,656,750	$1,704,470	$(700,982)	$(135,232)	$2,526,772
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2023 and 2022

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2021	186,305,332	$1,863	$1,835,241	$1,768,653	$(56,696)	$(142,709)	$3,406,352
Cumulative effect of accounting adjustment (1)	—	—	—	(20,098)	—	—	(20,098)
Dividends to common shareholders	—	—	—	(33,769)	—	—	(33,769)
Repurchased common stock	(7,083,090)	(71)	(141,750)	—	—	—	(141,821)
Issuance of restricted stock awards	31,559	1	(1)	—	—	—	—
Share-based compensation	—	—	4,531	—	—	—	4,531
Net income	—	—	—	102,688	—	—	102,688
Other comprehensive loss, net of tax	—	—	—	—	(604,467)	—	(604,467)
ESOP shares committed to be released	—	—	2,474	—	—	2,506	4,980
Balance at June 30, 2022	179,253,801	$1,793	$1,700,495	$1,817,474	$(661,163)	$(140,203)	$2,718,396

Balance at December 31, 2022	176,172,073	$1,762	$1,649,141	$1,881,775	$(923,192)	$(137,696)	$2,471,790
Cumulative effect of accounting adjustment (2)	—	—	—	822	—	—	822
Dividends to common shareholders	—	—	—	(32,688)	—	—	(32,688)
Issuance of restricted stock awards	47,820	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements (3)	156,782	3	(1,167)	—	—	—	(1,164)
Share-based compensation	—	—	7,712	—	—	—	7,712
Net loss	—	—	—	(145,439)	—	—	(145,439)
Other comprehensive income, net of tax	—	—	—	—	222,210	—	222,210
ESOP shares committed to be released	—	—	1,065	—	—	2,464	3,529
Balance at June 30, 2023	176,376,675	$1,766	$1,656,750	$1,704,470	$(700,982)	$(135,232)	$2,526,772
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
(3)Represents shares issued, net of employee tax withheld, during the six months ended June 30, 2023 upon the vesting of restricted stock units. Refer to Note 11, “Share-Based Compensation” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2023	2022

Operating activities
Net (loss) income	$(145,439)	$102,688
Adjustments to reconcile net income to net cash provided by operating activities
Provision for allowance for loan losses	7,526	565
Depreciation and amortization	7,520	7,327
Amortization (accretion) of deferred loan fees and premiums, net	2,487	(4,722)
Deferred income tax (benefit) expense	(76,861)	14,824
Amortization of investment security premiums and discounts, net	3,871	8,936
Right-of-use asset amortization	6,184	6,559
Share-based compensation	7,712	4,531
Increase in cash surrender value of bank-owned life insurance	(1,928)	(1,799)
Loss on sale of securities available for sale, net	333,170	2,276
Accretion of gains from terminated interest rate swaps	(46)	(8,389)
Employee Stock Ownership Plan expense	3,529	4,980
Other	373	337
Change in:
Loans held for sale	1,723	435
Prepaid pension expense	2,404	(8,140)
Other assets	(45,216)	49,483
Other liabilities	65,937	(14,075)
Net cash provided by operating activities	172,946	165,816
Investing activities
Proceeds from sales of securities available for sale	1,899,724	238,197
Proceeds from maturities and principal paydowns of securities available for sale	230,154	624,350
Purchases of securities available for sale	—	(670,728)
Proceeds from maturities and principal paydowns of securities held to maturity	11,813	5,219
Purchases of securities held to maturity	—	(493,678)
Proceeds from sale of Federal Home Loan Bank stock	168,578	5,190
Purchases of Federal Home Loan Bank stock	(154,109)	—
Contributions to low income housing tax credit investments	(19,178)	(11,228)
Contributions to other equity investments	(540)	(450)
Distributions from other equity investments	159	669
Net increase in outstanding loans, excluding loan purchases	(355,294)	(117,706)
Purchases of loans	(31,980)	—
Proceeds from life insurance policies	—	20,446
Acquisitions, net of cash and cash equivalents acquired	—	(5,200)
Purchased banking premises and equipment	(2,237)	(4,863)
Proceeds from sale of premises held for sale	—	12,200
Net cash provided by (used in) investing activities	1,747,090	(397,582)
Financing activities
Net decrease in demand, savings, interest checking, and money market investment deposit accounts	(1,520,253)	(346,127)
Net increase (decrease) in time deposits	726,866	(118,383)
Net (decrease) increase in borrowed funds	(389,617)	8,838
Contingent consideration paid	(645)	(185)
Payments for repurchases of common stock	—	(141,821)
Dividends declared and paid to common shareholders	(32,390)	(33,434)
Net cash used in financing activities	(1,216,039)	(631,112)
Net increase (decrease) in cash, cash equivalents, and restricted cash	703,997	(862,878)
Cash, cash equivalents, and restricted cash at beginning of period	169,505	1,231,792
Cash, cash equivalents, and restricted cash at end of period	$873,502	$368,914

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$105,130	$6,471
Income taxes	21,637	19,960
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$89,500	$6,905
Net decrease in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements/modifications	(4,423)	—
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
The accompanying Consolidated Balance Sheet as of June 30, 2023, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022 and Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. The Consolidated Balance Sheet as of December 31, 2022 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of June 30, 2023 and those that were adopted during the six months ended June 30, 2023. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2022 Form 10-K.
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

Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of June 30, 2023:
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
Relevant standards that were adopted during the six months ended June 30, 2023:
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments–Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The amendments in this update eliminate the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on vintage disclosures, referenced in ASC 326-20-50, to require disclosure of current-period gross write-offs by year of origination. This update supersedes the existing accounting guidance for TDRs in ASC 310-40 in its entirety and requires entities to evaluate all receivable modifications under existing accounting guidance in ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan. In addition to the elimination of TDR accounting guidance, entities that adopt this update will no longer consider renewals, modifications and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses. Further, if an entity employs a discounted cash flow method to calculate the allowance for credit losses, it will be required to use a post-modification-derived effective interest rate as part of its calculation. This update also requires new disclosures for receivables for which there has been a modification in their contractual cash flows resulting from borrowers experiencing financial difficulties. For public business entities, the amendments in this update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities may elect to apply the updated guidance on TDR recognition and measurement by using a modified retrospective transition method. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. On January 1, 2023, the Company adopted this standard by using the modified retrospective transition method, except with regard to amendments on TDR and vintage disclosures which were adopted prospectively. Accordingly, the Company recorded a cumulative-effect adjustment to retained earnings as of January 1, 2023. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
Significant Accounting Policies
The adoption of ASU 2022-02 resulted in changes in the Company’s accounting policies and estimates as it relates to loans receivable and the allowance for loan losses. The following describes the changes to the Company’s significant accounting policies from December 31, 2022, that resulted from the adoption of ASU 2022-02:
Allowance for Loan Losses - Loans Held for Investment
Modifications of Loans to Borrowers Experiencing Financial Difficulty
The amendments in ASU 2022-02 eliminated the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Thus, as a result of adoption of this standard on January 1, 2023, rather than applying the recognition and measurement guidance for TDRs, the Company now applies the loan refinancing and restructuring guidance codified in paragraphs 310-20-35-9 through 35-11 of the Accounting Standards Codification to determine whether a modification results in a new loan or a continuation of an existing loan.
Modifications to borrowers experiencing financial difficulty include principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays and combinations thereof. Expected losses or recoveries related to loans where modifications have been granted to borrowers experiencing financial difficulty have been included in the Company’s determination of the allowance for loan losses. Upon adoption of ASU 2022-02, the Company is no longer required to use a discounted cash flow method to measure the allowance for loan losses resulting from a modification to a borrower experiencing financial difficulty. Accordingly, the Company now applies the same credit methodology it uses for similar loans that were not modified. As previously indicated, the Company adopted ASU 2022-02 using the modified retrospective transition method. Accordingly, upon adoption, commercial loan TDRs existing at that time which were measured using a discounted cash flow methodology and all residential real estate and consumer home equity loan TDRs were transitioned to the applicable segment of loans collectively evaluated for impairment based upon their risk characteristics. Commercial loan TDRs determined to be collateral dependent continue to be assessed for impairment on an individual basis.
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
Refer to Note 4, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of the allowance for loan losses as of June 30, 2023 and information regarding the Company’s TDR loans as of December 31, 2022 and for the three and six months ended June 30, 2022.
3. Securities

Available for Sale Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of AFS securities as of the dates indicated were as follows:

	As of June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,470,727	$—	$(579,663)	$—	$2,891,064
Government-sponsored commercial mortgage-backed securities	1,354,187	—	(214,027)	—	1,140,160
U.S. Agency bonds	235,844	—	(25,774)	—	210,070
U.S. Treasury securities	99,437	—	(6,355)	—	93,082
State and municipal bonds and obligations	197,994	15	(12,192)	—	185,817
Other debt securities	100	—	—	—	100
	$5,358,289	$15	$(838,011)	$—	$4,520,293

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$4,855,763	$—	$(743,855)	$—	$4,111,908
Government-sponsored commercial mortgage-backed securities	1,570,119	—	(221,165)	—	1,348,954
U.S. Agency bonds	1,100,891	—	(148,409)	—	952,482
U.S. Treasury securities	99,324	—	(6,267)	—	93,057
State and municipal bonds and obligations	198,039	9	(14,956)	—	183,092
Other debt securities	1,299	—	(14)	—	1,285
	$7,825,435	$9	$(1,134,666)	$—	$6,690,778
The Company did not record a provision for credit losses on any AFS securities for either the three and six months ended June 30, 2023 or 2022. Accrued interest receivable on AFS securities totaled $9.8 million and $12.9 million as of June 30, 2023 and December 31, 2022, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on AFS securities during either the three and six months ended June 30, 2023 or 2022. No securities held by the Company were delinquent on contractual payments as of June 30, 2023 or December 31, 2022, nor were any securities placed on non-accrual status during the six and twelve month periods then ended.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—	$—	$1,045
Gross realized losses from sales of AFS securities	—	(104)	(333,170)	(3,321)
Net (losses) gains from sales of AFS securities	$—	$(104)	$(333,170)	$(2,276)
Information pertaining to AFS securities with gross unrealized losses as of June 30, 2023 and December 31, 2022, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology

(“CECL”), aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of June 30, 2023
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$5,254	$79,823	$574,409	$2,811,241	$579,663	$2,891,064
Government-sponsored commercial mortgage-backed securities	188	—	—	214,027	1,140,160	214,027	1,140,160
U.S. Agency bonds	23	—	—	25,774	210,070	25,774	210,070
U.S. Treasury securities	6	519	19,364	5,836	73,718	6,355	93,082
State and municipal bonds and obligations	234	2,521	74,764	9,671	103,742	12,192	178,506
	775	$8,294	$173,951	$829,717	$4,338,931	$838,011	$4,512,882

	As of December 31, 2022
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	322	$42,196	$435,690	$701,659	$3,676,218	$743,855	$4,111,908
Government-sponsored commercial mortgage-backed securities	199	38,944	300,476	182,221	1,048,478	221,165	1,348,954
U.S. Agency bonds	37	645	4,145	147,764	948,337	148,409	952,482
U.S. Treasury securities	5	1,311	48,451	4,956	44,606	6,267	93,057
State and municipal bonds and obligations	237	14,942	179,614	14	225	14,956	179,839
Other debt securities	2	—	—	14	1,285	14	1,285
	802	$98,038	$968,376	$1,036,628	$5,719,149	$1,134,666	$6,687,525
The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either June 30, 2023 or December 31, 2022.
The causes of the impairments listed in the tables above by category are as follows as of June 30, 2023 and December 31, 2022:
•Government-sponsored mortgage-backed securities, U.S. Agency bonds and U.S. Treasury securities – The securities with unrealized losses in these portfolios have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.
•State and municipal bonds and obligations – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality.

•Other debt securities – As of December 31, 2022, there were two securities included in this portfolio in an unrealized loss position which consisted of of two foreign debt securities. Both securities were performing in accordance with the terms of their respective contractual agreements. The decline in market value of these securities was attributable to changes in interest rates and not credit quality.
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of HTM securities as of the dates indicated were as follows:

	As of June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$266,140	$—	$(28,001)	$—	$238,139
Government-sponsored commercial mortgage-backed securities	198,921	—	(24,196)	—	174,725
	$465,061	$—	$(52,197)	$—	$412,864

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$276,493	$—	$(30,150)	$—	$246,343
Government-sponsored commercial mortgage-backed securities	200,154	—	(23,271)	—	176,883
	$476,647	$—	$(53,421)	$—	$423,226
The Company did not record a provision for estimated credit losses on any HTM securities for either the three and six months ended June 30, 2023 or 2022. The accrued interest receivable on HTM securities totaled $1.0 million as of both June 30, 2023 and December 31, 2022 and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three and six months ended June 30, 2023 or 2022. No securities held by the Company were delinquent on contractual payments as of either June 30, 2023 or December 31, 2022, nor were any securities placed on non-accrual status during the six and twelve month periods then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of June 30, 2023 and December 31, 2022 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of June 30, 2023
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$20,580	$19,521	$38,751	$35,949	$3,411,396	$2,835,594	$3,470,727	$2,891,064
Government-sponsored commercial mortgage-backed securities	—	—	135,485	121,687	507,668	435,327	711,034	583,146	1,354,187	1,140,160
U.S. Agency bonds	—	—	201,915	180,538	33,929	29,532	—	—	235,844	210,070
U.S. Treasury securities	—	—	99,437	93,082	—	—	—	—	99,437	93,082
State and municipal bonds and obligations	211	209	28,027	26,725	43,778	42,353	125,978	116,530	197,994	185,817
Other debt securities	100	100	—	—	—	—	—	—	100	100
Total available for sale securities	311	309	485,444	441,553	624,126	543,161	4,248,408	3,535,270	5,358,289	4,520,293
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	266,140	238,139	266,140	238,139
Government-sponsored commercial mortgage-backed securities	—	—	—	—	198,921	174,725	—	—	198,921	174,725
Total held to maturity securities	—	—	—	—	198,921	174,725	266,140	238,139	465,061	412,864
Total	$311	$309	$485,444	$441,553	$823,047	$717,886	$4,514,548	$3,773,409	$5,823,350	$4,933,157

	As of December 31, 2022
	Due in one year or less		Due after one year to five years		Due after five to ten years			Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value		Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$21,221	$20,284	$727,908	$648,132		$4,106,634	$3,443,492	$4,855,763	$4,111,908
Government-sponsored commercial mortgage-backed securities	—	—	191,762	171,992	649,659	556,641		728,698	620,321	1,570,119	1,348,954
U.S. Agency bonds	—	—	877,371	767,464	223,520	185,018		—	—	1,100,891	952,482
U.S. Treasury securities	—	—	99,324	93,057	—	—		—	—	99,324	93,057
State and municipal bonds and obligations	213	209	22,100	21,283	42,554	40,970		133,172	120,630	198,039	183,092
Other debt securities	1,299	1,285	—	—	—	—		—	—	1,299	1,285
Total available for sale securities	1,512	1,494	1,211,778	1,074,080	1,643,641	1,430,761		4,968,504	4,184,443	7,825,435	6,690,778
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—		276,493	246,343	276,493	246,343
Government-sponsored commercial mortgage-backed securities	—	—	—	—	200,154	176,883	0	—	—	200,154	176,883
Total held to maturity securities	—	—	—	—	200,154	176,883		276,493	246,343	476,647	423,226
Total	$1,512	$1,494	$1,211,778	$1,074,080	$1,843,795	$1,607,644		$5,244,997	$4,430,786	$8,302,082	$7,114,004

Securities Pledged as Collateral
As of June 30, 2023 and December 31, 2022, securities with a carrying value of $446.4 million and $437.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of June 30, 2023 and December 31, 2022, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Eastern Wealth Management”) and municipal deposit accounts.
In March 2023 the Federal Reserve created the Bank Term Funding Program (the “Program”) in order to support American businesses and households. The Program helps make available additional funding to eligible depository institutions in order to help assure banks have the ability to meet the needs of their depositors. The Program offers loans up to one year in length to banks in return for any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. As of June 30, 2023, securities with a carrying value of $2.5 billion were pledged as collateral through the Program. In addition, the Company pledged securities with a carrying value of $374.9 million to the Federal Reserve Discount Window (the “Discount Window”) as of June 30, 2023. No securities were pledged to the Program or the Discount Window as of December 31, 2022.

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Commercial and industrial	$3,341,976	$3,150,946
Commercial real estate	5,242,290	5,155,323
Commercial construction	371,367	336,276
Business banking	1,089,548	1,090,492
Residential real estate	2,510,705	2,460,849
Consumer home equity	1,198,290	1,187,547
Other consumer (2)	207,702	194,098
Gross loans before unamortized premiums, unearned discounts and deferred fees	13,961,878	13,575,531
Allowance for loan losses (1)	(147,955)	(142,211)
Unamortized premiums, net of unearned discounts and deferred fees	(15,202)	(13,003)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees	$13,798,721	$13,420,317
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $49.1 million and $45.2 million as of June 30, 2023 and December 31, 2022, respectively, and is included within other assets on the Consolidated Balance Sheets.
(2)Automobile loans are included in the other consumer portfolio and amounted to $10.1 million and $18.1 million at June 30, 2023 and December 31, 2022, respectively.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $4.2 billion and $3.9 billion at June 30, 2023 and December 31, 2022, respectively. The balance of funds borrowed from the FHLBB were $314.0 million and $704.1 million at June 30, 2023 and December 31, 2022, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $1.1 billion at both June 30, 2023 and December 31, 2022, respectively. There were no funds borrowed from the FRB outstanding at June 30, 2023 or December 31, 2022.
Serviced Loans
At June 30, 2023 and December 31, 2022, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $80.4 million and $84.0 million, respectively.
Purchased Loans
The Company began purchasing residential real estate mortgage loans during the third quarter of 2022. Loans purchased were subject to the same underwriting criteria as those loans originated directly by the Company. During the six months ended June 30, 2023, the Company purchased $32.0 million of residential real estate mortgage loans. The Company ceased purchases of residential real estate mortgage loans in the first quarter of 2023. Accordingly, no residential real estate mortgage loans were purchased during the three months ended June 30, 2023. No residential real estate mortgage loans were purchased during the six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, the amortized cost balance of loans purchased was $396.4 million and $376.1 million, respectively.
Allowance for Loan Losses
The allowance for loan losses is established to provide for management’s estimate of expected lifetime credit losses on loans measured at amortized cost at the balance sheet date through a provision for loan losses charged to net income. Charge-offs, net of recoveries, are charged directly to the allowance for loan losses. Commercial and residential loans are charged-off in the period in which they are deemed uncollectible. Delinquent loans in these product types are subject to ongoing review and analysis to determine if a charge-off in the current period is appropriate. For consumer loans, policies and procedures exist that require charge-off consideration upon a certain triggering event depending on the product type.
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended June 30, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,929	$55,193	$7,578	$15,085	$27,130	$6,182	$2,841	$140,938
Charge-offs	—	—	—	(254)	—	—	(591)	(845)
Recoveries	26	2	—	204	18	—	111	361
Provision (release)	2,580	4,329	85	193	(136)	(138)	588	7,501
Ending balance	$29,535	$59,524	$7,663	$15,228	$27,012	$6,044	$2,949	$147,955

	For the Three Months Ended June 30, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,841	$44,612	$4,414	$17,269	$22,243	$6,018	$2,769	$124,166
Charge-offs	(1)	—	—	(608)	—	—	(490)	(1,099)
Recoveries	698	36	—	464	14	6	196	1,414
Provision (release)	(1,686)	2,907	1,060	(426)	(594)	(362)	151	1,050
Ending balance	$25,852	$47,555	$5,474	$16,699	$21,663	$5,662	$2,626	$125,531

	For the Six Months Ended June 30, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,859	$54,730	$7,085	$16,189	$28,129	$6,454	$2,765	$142,211
Cumulative effect of change in accounting principle (1)	47	—	—	(140)	(849)	(201)	—	(1,143)
Charge-offs	—	—	—	(597)	—	(7)	(1,152)	(1,756)
Recoveries	165	6	—	685	33	1	227	1,117
Provision (release)	2,464	4,788	578	(909)	(301)	(203)	1,109	7,526
Ending balance	$29,535	$59,524	$7,663	$15,228	$27,012	$6,044	$2,949	$147,955

	For the Six Months Ended June 30, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$18,018	$52,373	$2,585	$10,983	$6,556	$3,722	$3,308	$242	$97,787
Cumulative effect of change in accounting principle (2)	11,533	(6,655)	1,485	6,160	13,489	1,857	(541)	(242)	$27,086
Charge-offs	(2)	—	—	(1,553)	—	—	(1,151)	—	(2,706)
Recoveries	948	50	—	1,392	24	10	375	—	2,799
Provision (release)	(4,645)	1,787	1,404	(283)	1,594	73	635	—	565
Ending balance	$25,852	$47,555	$5,474	$16,699	$21,663	$5,662	$2,626	$—	$125,531
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
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company’s adoption of ASU 2022-02 on January 1, 2023 did not impact the reserve for unfunded lending commitments. Upon adoption of ASU 2016-13 on January 1, 2022, the Company recorded a transition adjustment related to the reserve for unfunded lending commitments of $1.0 million, resulting in a total reserve for unfunded lending commitments of $11.1 million as of January 1, 2022. As of June 30, 2023 and December 31, 2022, the Company’s reserve for unfunded lending commitments was $16.0 million and $13.2 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of June 30, 2023, and gross charge-offs for the six month period then ended:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$443,306	$630,894	$447,036	$358,942	$162,734	$672,756	$549,008	$3,534	$3,268,210
Special Mention	—	10,090	—	14,131	—	655	852	—	25,728
Substandard	—	8,333	15,706	439	37	2,766	4,734	—	32,015
Doubtful	—	—	—	—	—	8	—	—	8
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	443,306	649,317	462,742	373,512	162,771	676,185	554,594	3,534	3,325,961
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	255,484	1,449,542	814,467	585,707	538,764	1,390,561	57,492	2,603	5,094,620
Special Mention	—	—	—	752	—	15,560	—	—	16,312
Substandard	—	—	19,326	4,866	32,251	62,888	8,209	—	127,540
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	255,484	1,449,542	833,793	591,325	571,015	1,469,009	65,701	2,603	5,238,472
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	42,767	139,127	160,158	—	14,615	—	8,998	—	365,665
Special Mention	3,454	—	—	11	—	—	—	—	3,465
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	46,221	139,127	160,158	11	14,615	—	8,998	—	369,130
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	69,045	168,161	192,236	159,445	124,249	267,125	76,124	2,993	1,059,378
Special Mention	—	526	977	2,771	4,090	9,845	68	27	18,304
Substandard	1,404	—	3,625	2,183	1,097	5,115	1,311	24	14,759
Doubtful	—	—	—	21	1,103	519	—	—	1,643
Loss	—	—	—	—	—	—	—	—	—
Total business banking	70,449	168,687	196,838	164,420	130,539	282,604	77,503	3,044	1,094,084
Current period gross charge-offs	—	54	51	33	68	259	—	132	597

Residential real estate
Current and accruing	122,270	746,261	675,190	369,323	95,281	476,481	—	—	2,484,806
30-89 days past due and accruing	961	9,534	10,087	1,884	1,996	11,155	—	—	35,617
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	470	284	—	289	7,753	—	—	8,796
Total residential real estate	123,231	756,265	685,561	371,207	97,566	495,389	—	—	2,529,219
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer home equity

Current and accruing	21,721	89,846	9,894	5,426	4,606	89,534	959,311	5,238	1,185,576
30-89 days past due and accruing	—	264	—	—	—	926	7,428	69	8,687
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	2,064	5,249	48	7,361
Total consumer home equity	21,721	90,110	9,894	5,426	4,606	92,524	971,988	5,355	1,201,624
Current period gross charge-offs	—	—	—	—	—	—	7	—	7

Other consumer
Current and accruing	52,817	41,880	28,008	14,871	14,592	21,877	12,994	73	187,112
30-89 days past due and accruing	26	155	121	22	41	355	131	—	851
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	79	58	5	16	47	18	—	223
Total other consumer	52,843	42,114	28,187	14,898	14,649	22,279	13,143	73	188,186
Current period gross charge-offs	461	177	163	76	54	138	83	—	1,152

Total	$1,013,255	$3,295,162	$2,377,173	$1,520,799	$995,761	$3,037,990	$1,691,927	$14,609	$13,946,676
(1)The amounts presented represent the amortized cost as of June 30, 2023 of revolving loans that were converted to term loans during the six months ended June 30, 2023.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$—	$—	$465	$465	$3,325,496	$3,325,961
Commercial real estate	—	—	—	—	5,238,472	5,238,472
Commercial construction	—	—	—	—	369,130	369,130
Business banking	3,384	1,216	1,847	6,447	1,087,637	1,094,084
Residential real estate	34,598	1,293	6,297	42,188	2,487,031	2,529,219
Consumer home equity	6,580	2,439	6,847	15,866	1,185,758	1,201,624
Other consumer	674	188	211	1,073	187,113	188,186
Total	$45,236	$5,136	$15,667	$66,039	$13,880,637	$13,946,676

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$1,300	$385	$2,074	$3,759	$3,128,769	$3,132,528
Commercial real estate	—	—	—	—	5,151,363	5,151,363
Commercial construction	—	—	—	—	334,259	334,259
Business banking	6,642	845	3,517	11,004	1,084,234	1,095,238
Residential real estate	25,877	3,852	6,456	36,185	2,443,870	2,480,055
Consumer home equity	8,262	1,108	6,525	15,895	1,175,412	1,191,307
Other consumer	634	170	320	1,124	176,654	177,778
Total (1)	$42,715	$6,360	$18,892	$67,967	$13,494,561	$13,562,528
(1)The amounts presented in the table above represent the recorded investment balance of loans as of December 31, 2022.
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of June 30, 2023			As of December 31, 2022
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$7	$8,095	$8,102	$3,270	$10,707	$13,977
Commercial real estate	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Business banking	5,956	120	6,076	5,844	1,653	7,497
Residential real estate	8,796	—	8,796	9,750	—	9,750
Consumer home equity	7,361	—	7,361	7,054	—	7,054
Other consumer	223	—	223	326	—	326
Total non-accrual loans	$22,343	$8,215	$30,558	$26,244	$12,360	$38,604
(1)The loans on non-accrual status and without an ACL as of both June 30, 2023 and December 31, 2022, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three and six months ended June 30, 2023 and 2022 was not significant. As of both June 30, 2023 and December 31, 2022, there were no loans greater than 90 days past due and still accruing.

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three and six months ended June 30, 2023 and 2022 was insignificant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of June 30, 2023 and December 31, 2022, the Company had collateral-dependent residential mortgage and home equity loans totaling $0.4 million and $0.6 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of June 30, 2023 and December 31, 2022, the Company had collateral-dependent commercial loans totaling $9.7 million and $16.2 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both June 30, 2023 and December 31, 2022, the Company had no residential real estate held in other real estate owned (“OREO”). As of both June 30, 2023 and December 31, 2022, there were no mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of June 30, 2023 of loans modified during the periods noted below to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	3	0.00%	50	0.00%
Residential real estate	311	0.01%	311	0.01%
Consumer home equity	426	0.04%	1,239	0.10%
Total interest rate reduction	$740	0.01%	$1,600	0.01%
Other-than-Insignificant Delay in Repayment:
Residential real estate	387	0.02%	713	0.03%
Consumer home equity	578	0.05%	600	0.05%
Total other-than-insignificant delay in repayment	$965	0.01%	$1,313	0.01%
Term Extension:
Business banking	340	0.03%	340	0.03%
Total term extension	$340	0.00%	$340	0.00%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Business banking	33	0.00%	94	0.01%
Consumer home equity	—	—%	175	0.01%

Total combination—interest rate reduction & other-than-insignificant delay in repayment	$33	0.00%	$269	0.00%
Combination—Interest Rate Reduction & Term Extension:
Business banking	71	0.01%	524	0.05%
Consumer home equity	—	—%	218	0.02%
Total combination—interest rate reduction & term extension	$71	0.00%	$742	0.01%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Business banking	—	—%	28	0.00%
Residential real estate	143	0.01%	143	0.01%
Total combination—term extension & other-than-insignificant delay in repayment	$143	0.00%	$171	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	—	—%	119	0.01%
Residential real estate	85	0.00%	85	0.00%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$85	0.00%	$204	0.00%
Total by portfolio segment
Business banking	447	0.04%	1,155	0.11%
Residential real estate	926	0.04%	1,252	0.05%
Consumer home equity	1,004	0.08%	2,232	0.19%
Total	$2,377	0.02%	$4,639	0.03%
The following table describes the financial effect of the modifications made during the three months ended June 30, 2023 to borrowers experiencing financial difficulty:

Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 11.3% to 8.7%.
Residential real estate	Reduced weighted-average contractual interest rate from 5.4% to 3.6%.
Consumer home equity	Reduced weighted-average contractual interest rate from 7.5% to 4.0%.
Other-than-Insignificant Delay in Repayment
Business banking
Deferred a weighted average of 1 payment. For the principal and interest deferral, the loan was re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrower.

Residential real estate	Deferred a weighted average of 11 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 11 principal and interest payments which were added to the end of the loan life.
Term Extension
Business banking	Added a weighted-average 4.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added a weighted-average 23.7 years to the life of loans, which reduced monthly payment amounts for the borrowers

(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.
The following table describes the financial effect of the modifications made during the six months ended June 30, 2023 to borrowers experiencing financial difficulty:

Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 9.7% to 7.2%.
Residential real estate	Reduced weighted-average contractual interest rate from 5.4% to 3.6%.
Consumer home equity	Reduced weighted-average contractual interest rate from 7.1% to 4.3%.
Other-than-Insignificant Delay in Repayment
Business banking
Deferred a weighted average of 10 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Residential real estate	Deferred a weighted average of 10 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 10 principal and interest payments which were added to the end of the loan life.
Term Extension
Business banking	Added a weighted-average 4.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added a weighted-average 23.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Consumer home equity	Added a weighted-average 17.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.
As of June 30, 2023, no loans to borrowers experiencing financial difficulty modified during the six months ended had a payment default during the six months ended June 30, 2023.
Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty as of June 30, 2023 that were modified during the six months ended June 30, 2023:

	As of June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Business banking	93	27	158	278	877	1,155
Residential real estate	—	—	—	—	1,252	1,252
Consumer home equity	—	—	—	—	2,232	2,232
Total	$93	$27	$158	$278	$4,361	$4,639
As of June 30, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the three and six months ended June 30, 2023 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
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
TDR loan information as of December 31, 2022 and the six months ended June 30, 2022 was prepared in accordance with GAAP effective for the Company as of December 31, 2022, or prior to the Company’s adoption of ASU 2022-02.
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

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

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
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
	(In thousands)
Extended maturity	595	997
Adjusted interest rate and extended maturity	22	412
Interest only/principal deferred	130	130
Covenant modification	2,418	2,418
Total	$3,165	$3,957

During the six months ended June 30, 2022, there were no loans that had been modified during the prior 12 months which had subsequently defaulted. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual. During the six months ended June 30, 2022, no amounts were charged-off on TDRs modified in the prior 12 months.
Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Six Months Ended June 30, 2023			As of and for the Year Ended December 31, 2022
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,209,736	0.63%	$—	$1,024,131	0.83%	$—
Commercial real estate	410,480	0.00%	—	422,042	0.00%	—
Commercial construction	148,472	0.00%	—	96,134	0.00%	—
Business banking	122	0.00%	—	51	0.00%	3
Total loan participations	$1,768,810	0.43%	$—	$1,542,358	0.55%	$3
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
As of the dates indicated, the Company had the following related to operating leases:

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Right-of-use assets	$46,909	$57,428
Lease liabilities	50,621	61,209
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$3,311	$3,685	$6,732	$7,379
Finance lease cost	98	92	191	180
Variable lease cost	720	601	1,411	1,430
Total lease cost	$4,129	$4,378	$8,334	$8,989
During the three and six months ended June 30, 2023, the Company made $3.7 million and $7.4 million, respectively, in cash payments for operating and finance lease payments. During the three and six months ended June 30, 2022, the Company made $4.8 million and $9.5 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of June 30, 2023	As of December 31, 2022
Weighted-average remaining lease term (in years)	7.03	7.20
Weighted-average discount rate	2.81%	2.63%
6. Goodwill and Other Intangibles
The following tables set forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, by reporting unit as of the dates indicated below:

	As of June 30, 2023
	Banking Business	Insurance Agency Business	Net Carrying Amount
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$82,587	$640,222
Balances subject to amortization
Insurance agency (1)	—	9,193	9,193
Core deposit intangible (2)	9,578	—	9,578
Total other intangible assets	9,578	9,193	18,771
Total goodwill and other intangible assets	$567,213	$91,780	$658,993
(1)Insurance agency intangible assets include customer list and non-compete agreement intangible assets.
(2)Management performs an assessment of the remaining useful lives of the Company’s intangible assets on a quarterly basis to determine if such lives remain appropriate. As a result of the assessment performed during the second quarter of 2023, management reduced the remaining useful life of its core deposit intangible to five years which resulted in an increase in quarterly amortization expense. The effect of the increase on annual amortization expense was not material.

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
In accordance with the accounting guidance codified in ASC 350-20, the Company performs a test of goodwill for impairment at least on an annual basis. An assessment is also required to be performed to the extent relevant events and/or circumstances occur which may indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The failure of several banks in early 2023 led to economic uncertainty and an increase in volatility in the capital markets, particularly in the banking industry. Accordingly, the Company performed a qualitative assessment as of March 31, 2023 which included an assessment of current industry conditions and the impacts of those conditions on the Company’s financial position and results of operations. As a result of that assessment, the Company determined it was not more-likely-than-not that the carrying value was greater than the fair value of either reporting unit subject to the Company's analysis as of March 31, 2023. Therefore, a quantitative goodwill impairment test was not considered necessary at that time.

During the three months ended June 30, 2023, as the economic uncertainty impacting the banking industry persisted, the Company exercised the option afforded by ASC 350-20 and bypassed the qualitative assessment, opting to perform the quantitative impairment assessment irrespective of qualitative factors. The assessment for the banking business included a comparison of the banking business’ book value to the implied fair value using a pricing multiple of the Company’s tangible book value as well as a comparison of the banking business’ book value to its discounted cash flows. The assessment for the insurance agency business included a price-to-earnings analysis, as well as an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiplier valuation based upon recent and observed insurance agency mergers and acquisitions. The assessment also included a market capitalization analysis. Based upon the assessment, it was determined there was no impairment of the Company’s goodwill as of June 30, 2023.
Similarly, other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management performed a review of the Company’s intangible assets as of March 31, 2023 and June 30, 2023 in response to the circumstances indicated above. Based upon those reviews, the Company concluded that it was not more-likely-than-not that the carrying amount of the core deposit intangible and other intangible assets may not be recoverable. Management had also previously performed an assessment as of December 31, 2022 and determined there was no indication of impairment related to intangible assets.

7. Earnings (Loss) Per Share (“EPS”)
Basic EPS represents income/(loss) allocable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income/(loss) allocable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations.

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
	(Dollars in thousands, except per share data)
Net income (loss) applicable to common shares	$48,657	$(145,439)

Average number of common shares outstanding	175,817,284	175,758,658
Less: Average unallocated ESOP shares	(13,585,048)	(13,646,435)
Average number of common shares outstanding used to calculate basic earnings per common share	162,232,236	162,112,223
Common stock equivalents	14,439	24,761
Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	162,246,675	162,136,984
Earnings (loss) per common share
Basic	$0.30	$(0.90)
Diluted	$0.30	$(0.90)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$51,172	$102,688

Average number of common shares outstanding	180,616,939	182,329,881
Less: Average unallocated ESOP shares	(14,083,019)	(14,145,353)
Average number of common shares outstanding used to calculate basic earnings per common share	166,533,920	168,184,528
Common stock equivalents	39,707	63,718
Average number of common shares outstanding used to calculate diluted earnings per common share	166,573,627	168,248,246
Earnings per common share
Basic	$0.31	$0.61
Diluted	$0.31	$0.61
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
As of June 30, 2023 and December 31, 2022, the Company had $215.1 million and $131.3 million, respectively, in tax credit investments that were included in other assets in the Company's Consolidated Balance Sheets.
When permissible, the Company accounts for its investments in LIHTC projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment in the housing projects is included in other assets in the Company's Consolidated Balance Sheets. The Company will continue to use the proportional amortization method on any new qualifying LIHTC investments.
The following table presents the Company’s investments in low income housing projects accounted for using the proportional amortization method for the periods indicated:

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Current recorded investment included in other assets	$212,689	$128,765
Commitments to fund qualified affordable housing projects included in recorded investment noted above	154,468	84,145
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Tax credits and benefits recognized	$3,305	$2,334	$6,567	$4,655
Amortization expense included in income tax expense	2,811	1,887	5,577	3,730
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets in the Company's Consolidated Balance Sheets and totaled $2.4 million and $2.6 million as of June 30, 2023 and December 31, 2022, respectively. There were no outstanding commitments related to these investments as of either June 30, 2023 or December 31, 2022.
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
Repurchases are made at management’s discretion from time to time at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of shares, general market conditions, the trading price of the shares, alternative uses for capital, and the Company’s financial performance. Repurchases may be suspended, terminated or modified by the Company at any time for any reason. During the six months ended June 30, 2023, there were no share repurchases. During the three months ended June 30, 2022, the Company repurchased 4,216,469 shares at a weighted average price per share of $19.25. During the six months ended June 30, 2022, the Company repurchased 7,083,090 shares at a weighted average price per share of $20.01. As of June 30, 2023, the Company had purchased a total of 1,910,250 shares under the September 7, 2022 program. There were 6,989,750 shares that may yet to be repurchased under such plan as of June 30, 2023.

Dividends
Information regarding dividends declared and paid is presented in the following table for the periods indicated:

	Dividends Declared per Share	Dividends Declared	Dividends Paid
	(In millions, except per share data)
Three Months Ended March 31, 2023	$0.10	$16.3	$16.2
Three Months Ended June 30, 2023	0.10	16.4	16.3

Three Months Ended March 31, 2022	$0.10	$17.1	$16.9
Three Months Ended June 30, 2022	0.10	16.7	16.5
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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Service cost	$6,338	$8,092	$12,677	$16,184
Interest cost	4,298	2,430	8,596	4,860
Expected return on plan assets	(7,532)	(9,281)	(15,064)	(18,562)
Prior service credit	(2,970)	(2,970)	(5,940)	(5,940)
Recognized net actuarial loss	2,468	2,798	4,936	5,596
Net periodic benefit cost	$2,602	$1,069	$5,205	$2,138
Service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the Consolidated Statements of Income. There were no service costs associated with the DB SERP or ODRCP during the three and six months ended June 30, 2023 and June 30, 2022. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2022 and 2021. Accordingly, during the three and six months ended June 30, 2023, there were no contributions made to the Defined Benefit Plan. During the three months ended June 30, 2022 there were no contributions made to the Defined Benefit Plan. The Company made discretionary contributions to the Defined Benefit Plan of $7.2 million during the six months ended June 30, 2022.

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
The following table presents the book value, mark-to-market, and fair value of assets held in rabbi trust accounts by asset type:

	As of June 30, 2023			As of December 31, 2022
	Book Value	Mark-to-Market	Fair Value	Book Value	Mark-to-Market	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$6,658	$—	$6,658	$5,575	$—	$5,575
Equities (1)	59,616	9,979	69,595	60,056	3,626	63,682
Fixed income	7,026	(641)	6,385	7,799	(770)	7,029
Total assets	$73,300	$9,338	$82,638	$73,430	$2,856	$76,286
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
In May 2023, the Company granted a total of 47,820 shares of restricted stock to the Company’s non-employee directors which vest after approximately one year from the date of grant. In May 2022, the Company granted a total of 31,559 shares of restricted stock to the Company’s non-employee directors which vest after approximately one year from the date of grant. In March 2023, the Company granted to all of the Company’s executive officers and certain other employees a total of 318,577 RSUs, which vest pro-rata on an annual basis over a period of three years from the date of the grant, and a total of 108,984 PSUs for which vesting is contingent upon the Compensation and Human Capital Management Committee of the Board of Director’s certification, after the conclusion of a three-year period from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period. In March 2022, the Company granted to all of the Company’s executive officers and certain other employees a total of 978,364 RSUs, which vest pro-rata on an annual basis over a period of three or five years from the date of the grant, and a total of 533,676 PSUs for which vesting is contingent upon the Compensation and Human Capital Management Committee of the Board of Director’s certification, after the conclusion of a three-year period from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period.

As of June 30, 2023 and December 31, 2022, there were 4,827,515 shares and 5,302,256 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both June 30, 2023 and December 31, 2022, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Six Months Ended June 30,
	2023		2022
	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	525,460	$20.08	683,056	$20.13
Granted	47,820	11.50	31,559	19.17
Vested	(28,690)	19.17	—	—
Forfeited	—	—	—	—
Non-vested restricted stock as of the end of the respective period	544,590	$19.37	714,615	$20.09
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Six Months Ended June 30,
	2023		2022
	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	972,325	$21.08	—	$—
Granted	318,577	15.63	978,364	21.08
Vested (1)	(231,407)	21.08	—	—
Forfeited	(640)	21.08	(4,041)	21.08
Non-vested restricted stock units as of the end of the respective period	1,058,855	$19.44	974,323	$21.08
(1)Includes 74,625 shares withheld upon settlement for employee taxes.
The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Six Months Ended June 30,
	2023		2022
	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	533,676	$21.12	—	$—
Granted	108,984	10.16	533,676	21.12
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested performance stock units as of the end of the respective period	642,660	$19.26	533,676	$21.12
As of June 30, 2023, no PSU awards had vested. As of December 31, 2022, no RSU or PSU awards had vested. During the six months ended June 30, 2023, 231,407 RSU awards vested. Such awards had a grant date fair value of $4.9 million. During the six months ended June 30, 2023, 28,690 RSA awards vested. Such awards had a grant date fair value of $0.5 million. During the six months ended June 30, 2022, no awards had vested.
For the three months ended June 30, 2023, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $4.7 million and $1.3 million, respectively. For the three months ended June 30, 2022, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $2.9 million and $0.9 million, respectively.
For the six months ended June 30, 2023, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $7.7 million and $2.2 million, respectively. For the six months ended June 30, 2022, share-based compensation expense under the 2021 Plan and the related tax benefit totaled $4.5 million and $1.3 million, respectively.
As of June 30, 2023 and December 31, 2022, there was $36.3 million and $34.6 million, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan, as applicable. As of June 30, 2023, this cost is expected to be recognized over a weighted average remaining period of approximately 2.7 years. As of December 31, 2022, this cost was expected to be recognized over a weighted average remaining period of approximately 3.3 years.
12. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Combined federal and state income tax provision (benefit)	$17,613	$16,273	$(44,631)	$30,915
Effective income tax rate	26.6%	24.1%	23.5%	23.1%
The Company recorded net income tax expense/(benefit) of $17.6 million and $(44.6) million for the three and six months ended June 30, 2023, respectively, compared to net income tax expense of $16.3 million and $30.9 million for the three and six months ended June 30, 2022, respectively. The income tax benefit for the six months ended June 30, 2023 was primarily due to pretax losses which largely resulted from losses on sales of available for sale securities in the first quarter of 2023. The Company established a $17.4 million valuation allowance in the first quarter of 2023 against the capital loss carryforward deferred tax asset which resulted from the sale of securities for the amount of deferred tax asset management believes is not more-likely-than-not to be realized.
In addition, during the first quarter of 2023, the Company liquidated Market Street Securities Corporation (“MSSC”), a wholly owned subsidiary, and transferred all of MSSC’s assets to Eastern Bank. In connection with the liquidation and subsequent transfer of securities previously held by MSSC to Eastern Bank, the Company recognized an additional deferred income tax benefit of $23.7 million during the first quarter of 2023. This deferred income tax benefit resulted from a state tax rate change applied to the deferred tax asset related to the securities transferred to Eastern Bank.
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

The following table summarizes the above financial instruments as of the dates indicated:

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Commitments to extend credit	$5,989,648	$5,680,438
Standby letters of credit	63,027	65,154
Forward commitments to sell loans	6,579	10,008
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
Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into interest rate swaps in which it pays floating and receives fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate loans. Such interest rate swaps include those which effectively convert the floating rate one-month LIBOR, SOFR or overnight indexed swap rate, or prime rate interest payments received on the loans to a fixed rate and consequently reduce the Company’s exposure to variability in short-term interest rates. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. The following tables reflect the Company’s derivative positions for interest rate swaps which qualify as cash flow hedges for accounting purposes as of the dates indicated:

As of June 30, 2023
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	4.07	5.07%	3.02%	$1,353
Total	$2,400,000				$1,353

(1)The fair value included a net accrued interest payable balance of $2.2 million as of June 30, 2023. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the Chicago Mercantile Exchange, or CME, from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 4 years.
The Company expects approximately $52.3 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of June 30, 2023. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of June 30, 2023.
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
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Unrealized gains on terminated hedges included in AOCI – beginning of respective period	$—	$4,941	$46	$10,239
Unrealized gains on terminated hedges arising during the period	—	—	—	—
Reclassification adjustments for amortization of unrealized gains into net income	—	(3,091)	(46)	(8,389)
Unrealized gains on terminated hedges included in AOCI – end of respective period	$—	$1,850	$—	$1,850
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	June 30, 2023
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	372	$2,392,177
Risk participation agreements	69	264,719
Foreign exchange contracts:
Matched commercial customer book	54	8,682
Foreign currency loan	7	16,845

	December 31, 2022
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	382	$2,404,003
Risk participation agreements	63	241,029
Foreign exchange contracts:
Matched commercial customer book	32	7,877
Foreign currency loan	5	13,948
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2023	Fair Value at December 31, 2022	Balance Sheet Location	Fair Value at June 30, 2023	Fair Value at December 31, 2022
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$1,378	$16	Other liabilities	$25	$2,417
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$20,842	$23,567	Other liabilities	$78,464	$78,577
Risk participation agreements	Other assets	96	78	Other liabilities	119	130
Foreign currency exchange contracts - matched customer book	Other assets	118	198	Other liabilities	105	205
Foreign currency exchange contracts - foreign currency loan	Other assets	—	2	Other liabilities	243	93
		$21,056	$23,845		$78,931	$79,005
Total		$22,434	$23,861		$78,956	$81,422
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Derivatives designated as hedges:
(Loss) gain in OCI on derivatives	$(56,892)	$1,485	$(37,146)	$1,485
(Loss) gain reclassified from OCI into interest income (effective portion)	$(11,929)	$3,744	$(20,834)	$9,042
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—	—	—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain (loss) recognized in interest rate swap income	$390	$1,427	$(140)	$3,725
Gain recognized in interest rate swap income for risk participation agreements	8	88	29	148
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	6	2	20	—
Foreign currency loan	(288)	67	(152)	145
Total gain for derivatives not designated as hedges	$116	$1,584	$(243)	$4,018
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At June 30, 2023, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $1.0 million. At December 31, 2022, the Company had no exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values. In addition, at both June 30, 2023 and December 31, 2022, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $84.1 million to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At both June 30, 2023 and December 31, 2022, there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At both June 30, 2023 and December 31, 2022, the Company had posted collateral in the form of cash amounting to $1.0 million, which was considered to be a restricted asset and was included in other short-term investments within the Company’s Consolidated Balance Sheets. If the Company had breached any of these provisions at June 30, 2023 or December 31, 2022, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.

Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of June 30, 2023 and December 31, 2022, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $8.5 million and $8.3 million, respectively and forward sale commitments of $6.6 million and $10.0 million, respectively. During the three months ended June 30, 2023 and June 30, 2022, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of $0.1 million and less than $0.1 million, respectively. During the six months ended June 30, 2023 and June 30, 2022, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of less than $0.1 million and $0.2 million, respectively. The aggregate fair value of both the Company’s mortgage banking derivative asset and liability as of both June 30, 2023 and December 31, 2022 was less than $0.1 million. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
15. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of June 30, 2023 and December 31, 2022, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of June 30, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$1,378	$—	$1,378	$—	$—	$1,378
Customer-related positions:
Interest rate swaps	20,842	—	20,842	286	(14,210)	6,346
Risk participation agreements	96	—	96	—	—	96
Foreign currency exchange contracts – matched customer book	118	—	118	—	—	118
	$22,434	$—	$22,434	$286	$(14,210)	$7,938
Derivative Liabilities
Interest rate swaps	$25	$—	$25	$—	$25	$—
Customer-related positions:
Interest rate swaps	78,464	—	78,464	286	344	77,834
Risk participation agreements	119	—	119	—	—	119
Foreign currency exchange contracts – matched customer book	105	—	105	—	—	105
Foreign currency exchange contracts – foreign currency loan	243	—	243	—	—	243
	$78,956	$—	$78,956	$286	$369	$78,301

	As of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$16	$—	$16	$—	$—	$16
Customer-related positions:
Interest rate swaps	23,567	—	23,567	381	(14,430)	8,756
Risk participation agreements	78	—	78	—	—	78
Foreign currency exchange contracts – matched customer book	198	—	198	—	—	198
Foreign currency exchange contracts – foreign currency loan	2	—	2	—	—	2
	$23,861	$—	$23,861	$381	$(14,430)	$9,050
Derivative Liabilities
Interest rate swaps	$2,417	$—	$2,417	$—	$2,417	$—
Customer-related positions:
Interest rate swaps	78,577	—	78,577	381	—	78,196
Risk participation agreements	130	—	130	—	—	130
Foreign currency exchange contracts – matched customer book	205	—	205	—	—	205
Foreign currency exchange contracts – foreign currency loan	93	—	93	—	—	93
	$81,422	$—	$81,422	$381	$2,417	$78,624
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
The fair value of U.S. Agency bonds were evaluated using relevant trade data, benchmark quotes and spreads obtained from publicly available trade data, and generated on a price, yield or spread basis as determined by the observed market data. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $42.5 million at June 30, 2023 and $38.9 million at December 31, 2022. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at June 30, 2023 and December 31, 2022, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
Risk Participations
The fair value of risk participations was determined based upon the total expected exposure of the derivative which considers the present value of cash flows discounted using market-based inputs and were therefore categorized as Level 2 within the fair value hierarchy. The fair value also included a credit valuation adjustment which evaluates the credit risk of the counterparties by considering factors such as the likelihood of default by the counterparties, its net exposures, the remaining contractual life, as well as the amount of collateral securing the position. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,891,064	$—	$2,891,064	$—
Government-sponsored commercial mortgage-backed securities	1,140,160	—	1,140,160	—
U.S. Agency bonds	210,070	—	210,070	—
U.S. Treasury securities	93,082	93,082	—	—
State and municipal bonds and obligations	185,817	—	185,817	—
Other debt securities	100	—	100	—
Rabbi trust investments	82,638	76,253	6,385	—
Loans held for sale	2,835	—	2,835	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	1,378	—	1,378	—
Customer-related positions	20,842	—	20,842	—
Risk participation agreements	96	—	96	—
Foreign currency forward contracts
Matched customer book	118	—	118	—
Mortgage derivatives	15	—	15	—
Total	$4,628,215	$169,335	$4,458,880	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$25	$—	$25	$—
Customer-related positions	78,464	—	78,464	—
Risk participation agreements	119	—	119	—
Foreign currency forward contracts
Matched customer book	105	—	105	—
Foreign currency loan	243	—	243	—
Mortgage derivatives	42	—	42	—
Total	$78,998	$—	$78,998	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$4,111,908	$—	$4,111,908	$—
Government-sponsored commercial mortgage-backed securities	1,348,954	—	1,348,954	—
U.S. Agency bonds	952,482	—	952,482	—
U.S. Treasury securities	93,057	93,057	—	—
State and municipal bonds and obligations	183,092	—	183,092	—
Other debt securities	1,285	—	1,285	—
Rabbi trust investments	76,286	69,257	7,029	—
Loans held for sale	4,543	—	4,543	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	16	—	16	—
Customer-related positions	23,567	—	23,567	—
Risk participation agreements	78	—	78	—
Foreign currency forward contracts
Matched customer book	198	—	198	—
Foreign currency loan	2	—	2	—
Mortgage derivatives	62	—	62	—
Total	$6,795,530	$162,314	$6,633,216	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$2,417	$—	$2,417	$—
Customer-related positions	78,577	—	78,577	—
Risk participation agreements	130	—	130	—
Foreign currency forward contracts
Matched customer book	205	—	205	—
Foreign currency loan	93	—	93	—
Mortgage derivatives	58	—	58	—
Total	$81,480	$—	$81,480	$—
There were no transfers to or from Level 1, 2 and 3 during the six months ended June 30, 2023 and twelve months ended December 31, 2022.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2023 or December 31, 2022.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of June 30, 2023 and December 31, 2022.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$9,368	$—	$—	$9,368

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$16,432	$—	$—	$16,432
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of June 30, 2023	Fair Value as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$266,140	$238,139	$—	$238,139	$—
Government-sponsored commercial mortgage-backed securities	198,921	174,725	—	174,725	—
Loans, net of allowance for loan losses	13,798,721	13,187,441	—	—	13,187,441
FHLB stock	26,894	26,894	—	26,894	—
Bank-owned life insurance	162,718	162,718	—	162,718	—
Liabilities
Deposits	$18,180,972	$18,164,826	$—	$18,164,826	$—
FHLB advances	314,021	312,662	—	312,662	—
Escrow deposits of borrowers	22,980	22,980	—	22,980	—
Interest rate swap collateral funds	14,210	14,210	—	14,210	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2022	Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$276,493	$246,343	$—	$246,343	$—
Government-sponsored commercial mortgage-backed securities	200,154	176,883	—	176,883	—
Loans, net of allowance for loan losses	13,420,317	13,149,096	—	—	13,149,096
FHLB stock	41,363	41,363	—	41,363	—
Bank-owned life insurance	160,790	160,790	—	160,790	—
Liabilities
Deposits	$18,974,359	$18,960,407	$—	$18,960,407	$—
FHLB advances	704,084	702,954	—	702,954	—
Escrow deposits of borrowers	22,314	22,314	—	22,314	—
Interest rate swap collateral funds	14,430	14,430	—	14,430	—
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

A portion of the Company's noninterest income/(loss) is derived from contracts with customers within the scope of ASC 606. The Company has disaggregated such revenues by type of service, as presented in the table below. These categories reflect how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Insurance commissions	$27,609	$24,682	$59,112	$53,395
Service charges on deposit accounts	7,242	8,313	13,714	16,850
Trust and investment advisory fees	6,131	5,994	11,901	12,135
Debit card processing fees	3,513	3,223	6,683	6,168
Other noninterest income	2,908	3,006	5,195	5,367
Total noninterest income in-scope of ASC 606	47,403	45,218	96,605	93,915
Total noninterest income (loss) out-of-scope of ASC 606	6,428	(3,341)	(321,104)	(5,623)
Total noninterest income (loss)	$53,831	$41,877	$(224,499)	$88,292
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
Commissions are earned on the contract effective date and generally are based upon a percentage of premiums for insurance coverage. Commission rates depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk coverage, and historical benchmarks surrounding the level of effort necessary for the Company to place and service the insurance contract. The vast majority of the Company’s services and revenues are associated with the placement of an insurance contract. Insurance commissions earned but not yet received amounted to $15.5 million and $15.1 million as of June 30, 2023 and December 31, 2022, respectively, and were included in other assets in the Consolidated Balance Sheets.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.7 million and $2.1 million as of June 30, 2023 and December 31, 2022 and were included in other assets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both June 30, 2023 and December 31, 2022 and were included in other assets.
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

18. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive (loss) income:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(78,810)	$20,324	$(58,486)	$(36,509)	$11,514	$(24,995)
Less: reclassification adjustment for losses included in net income	—	—	—	(333,170)	74,630	(258,540)
Net change in fair value of securities available for sale	(78,810)	20,324	(58,486)	296,661	(63,116)	233,545
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	(56,892)	16,060	(40,832)	(37,146)	11,602	(25,544)
Less: net cash flow hedge losses reclassified into interest income(1)	(11,929)	3,368	(8,561)	(20,834)	5,883	(14,951)
Net change in fair value of cash flow hedges	(44,963)	12,692	(32,271)	(16,312)	5,719	(10,593)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(2,468)	697	(1,771)	(4,936)	1,394	(3,542)
Less: accretion of prior service credit	2,970	(838)	2,132	5,940	(1,656)	4,284
Net change in other comprehensive income for defined benefit postretirement plans	(502)	141	(361)	(1,004)	262	(742)
Total other comprehensive (loss) income	$(124,275)	$33,157	$(91,118)	$279,345	$(57,135)	$222,210
(1)Includes amortization of realized gains on terminated cash flow hedges for the six months ended June 30, 2023. The total original gain of $41.2 million, net of tax, became fully accreted into income during the six months ended June 30, 2023.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(307,893)	$61,043	$(246,850)	$(773,425)	$173,051	$(600,374)
Less: reclassification adjustment for losses included in net income	(104)	29	(75)	(2,276)	702	(1,574)
Net change in fair value of securities available for sale	(307,789)	61,014	(246,775)	(771,149)	172,349	(598,800)
Unrealized gains on cash flow hedges:
Change in fair value of cash flow hedges	1,485	(405)	1,080	1,485	(405)	1,080
Less: net cash flow hedge gains reclassified into interest income(1)	3,744	(1,053)	2,691	9,042	(2,542)	6,500
Net change in fair value of cash flow hedges	(2,259)	648	(1,611)	(7,557)	2,137	(5,420)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(2,798)	786	(2,012)	(5,596)	1,573	(4,023)
Less: accretion of prior service credit	2,970	(835)	2,135	5,940	(1,670)	4,270
Net change in other comprehensive income for defined benefit postretirement plans	(172)	49	(123)	(344)	97	(247)
Total other comprehensive loss	$(310,220)	$61,711	$(248,509)	$(779,050)	$174,583	$(604,467)
(1)Represents amortization of realized gains on terminated cash flow hedges for the three and six months ended June 30, 2022. The total realized gain of $41.2 million, net of tax, was fully recognized in earnings in the first quarter of 2023. The balance of this gain had amortized to $1.3 million, net of tax, at June 30, 2022.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2023	$(880,156)	$(50,159)	$7,123	$(923,192)
Other comprehensive loss before reclassifications	(24,995)	(25,544)	—	(50,539)
Less: Amounts reclassified from accumulated other comprehensive loss	(258,540)	(14,951)	742	(272,749)
Net current-period other comprehensive income (loss)	233,545	(10,593)	(742)	222,210
Ending Balance: June 30, 2023	$(646,611)	$(60,752)	$6,381	$(700,982)
Beginning Balance: January 1, 2022	$(58,586)	$7,361	$(5,471)	$(56,696)
Other comprehensive (loss) income before reclassifications	(600,374)	1,080	—	(599,294)
Less: Amounts reclassified from accumulated other comprehensive loss	(1,574)	6,500	247	5,173
Net current-period other comprehensive loss	(598,800)	(5,420)	(247)	(604,467)
Ending Balance: June 30, 2022	$(657,386)	$1,941	$(5,718)	$(661,163)

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
Results of operations and selected financial information by segment and reconciliation to the Consolidated Financial Statements as of and for the three months ended June 30, 2023 and 2022, and for the six months ended June 30, 2023 and 2022, was as follows:

	As of and for the three months ended June 30,
	2023				2022
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$141,588	$—	$—	$141,588	$137,757	$—	$—	$137,757
Provision for allowance for loan losses	7,501	—	—	7,501	1,050	—	—	1,050
Net interest income after provision for allowance for loan losses	134,087	—	—	134,087	136,707	—	—	136,707
Noninterest income	25,948	27,883	—	53,831	18,005	23,891	(19)	41,877
Noninterest expense	100,806	21,797	(955)	121,648	92,628	19,516	(1,005)	111,139
Income before income tax expense	59,229	6,086	955	66,270	62,084	4,375	986	67,445
Income tax expense	15,891	1,722	—	17,613	15,045	1,228	—	16,273
Net income	$43,338	$4,364	$955	$48,657	$47,039	$3,147	$986	$51,172
Total assets	$21,442,008	$228,919	$(87,434)	$21,583,493	$22,210,434	$217,669	$(77,255)	$22,350,848
Total liabilities	$19,093,354	$50,801	$(87,434)	$19,056,721	$19,656,675	$53,032	$(77,255)	$19,632,452

	For the six months ended June 30,
	2023				2022
	Banking Business	Insurance Agency Business	Other / Eliminations	Total	Banking Business	Insurance Agency Business	Other / Eliminations	Total
	(In thousands)
Net interest income	$279,897	$—	$—	$279,897	$265,881	$—	$—	$265,881
Provision for allowance for loan losses	7,526	—	—	7,526	565	—	—	565
Net interest income after provision for allowance for loan losses	272,371	—	—	272,371	265,316	—	—	265,316
Noninterest (loss) income	(284,258)	59,927	(168)	(224,499)	36,142	52,340	(190)	88,292
Noninterest expense	196,752	43,385	(2,195)	237,942	183,074	38,989	(2,058)	220,005
(Loss) income before income tax (benefit) expense	(208,639)	16,542	2,027	(190,070)	118,384	13,351	1,868	133,603
Income tax (benefit) expense	(49,302)	4,671	—	(44,631)	27,153	3,762	—	30,915
Net (loss) income	$(159,337)	$11,871	$2,027	$(145,439)	$91,231	$9,589	$1,868	$102,688
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2023, and our results of operations for the three and six months ended June 30, 2023 and 2022. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2022 Form 10-K.
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
•general business and economic conditions on a national basis and in the local markets in which we operate;
•changes in customer behavior and perceptions;
•turbulence in the capital and debt markets and within the banking industry;
•decreases in the value of securities and other assets;
•decreases in deposit levels necessitating increased borrowing to fund loans, investments and other needs;
•competitive pressures from other financial institutions;
•operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics, including COVID-19;
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in our 2022 Form 10-K, as updated by the notes to our Unaudited Interim Condensed Consolidated Financial Statements accompanying this Quarterly Report on

Form 10-Q. Effective January 1, 2023, we adopted ASU 2022-02, the accounting policy for which is described in Note 2, “Summary of Significant Accounting Policies,” and Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. There have been no other material changes in critical accounting policies during the three and six months ended June 30, 2023.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $21.6 billion and $22.6 billion at June 30, 2023 and December 31, 2022, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau.
We manage our business under two business segments: our banking business and our insurance agency business. Our banking business contributed $167.5 million, or 85.7%, of our total income (pre-provision net interest and dividend income and noninterest income) for the three months ended June 30, 2023 and $4.4 million, or 7.8%, of our total loss for the six months ended June 30, 2023. Our insurance agency business, contributed $27.9 million, or 14.3%, of our total income for the three months ended June 30, 2023 and partially offset the business banking loss with income of $59.9 million, or 107.8%, of our total loss for the six months ended June 30, 2023. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division. Our insurance agency business consists of insurance-related activities, acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients.
Net income and net loss for the three and six months ended June 30, 2023 computed in accordance with GAAP were $48.7 million and $145.4 million, respectively, as compared to net income of $51.2 million and $102.7 million for the three and six months ended June 30, 2022, respectively, representing decreases of 4.9% and 241.6%, respectively. The decrease in net income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to the increase in noninterest expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The net loss for the six months ended June 30, 2023 and resulting decline from net income during the six months ended June 30, 2022 was primarily due to the sale of available for sale securities at a loss in connection with our balance sheet repositioning completed in March 2023. Refer to the later sections titled “Outlook and Trends” and “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 for additional discussion. Net income and net loss for the three and six months ended June 30, 2023, respectively, and net income for the three and six months ended June 30, 2022 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and six months ended June 30, 2023 was $45.3 million and $106.4 million, respectively, compared to operating net income for the three and six months ended June 30, 2022 of $52.5 million and $107.6 million, respectively, representing decreases of 13.7% and 1.1%, respectively. These decreases were primarily due to increased noninterest expense on an operating basis which offset increased noninterest income on an operating basis for both the three and six months ended compared to the three and six months ended June 30, 2022. See “Non-GAAP Financial Measures” below for a reconciliation of operating net income to GAAP net income.

The following chart shows our basic earnings per share on a GAAP and operating basis over the past five quarters (refer to the “Non-GAAP Financial Measures” section below for a reconciliation of GAAP earnings to operating earnings):

Earnings Per Share (basic)
$0.60
$0.40
$0.20
$0.00
$-0.20
$-0.40
$-0.60
$-0.80
$-1.00
$-1.20
$-1.40
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
EPS
Operating EPS

Earnings per share for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 remained relatively flat, declining from $0.31 for the three months ended June 30, 2022 to $0.30 for the three months ended June 30, 2023, a 2.4% decrease. The decline in earnings per share to a loss in the first quarter of 2023 was primarily due to our balance sheet repositioning which included a sale of AFS securities at a loss and which was completed in March 2023 as described above.

The following chart shows our efficiency ratio on a GAAP and operating basis over the past five quarters (refer to the “Non-GAAP Financial Measures” section below for additional information on the determination of each measure):

Efficiency Ratio
100.00%
80.00%
60.00%
40.00%
20.00%
—%
(20.00)%
(40.00)%
(60.00)%
(80.00)%
(100.00)%
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
GAAP
Operating

Both the GAAP and operating efficiency ratios ratios remained relatively flat for three months ended June 30, 2023 compared to the three months ended June 30, 2022. Refer to the “Results of Operations” section below for additional discussion of the changes in net interest income, noninterest income and noninterest expense. The decline in our efficiency ratio in the first quarter of 2023 was primarily due to our balance sheet repositioning which included a sale of AFS securities at a loss and which was completed in March 2023 as described above.
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
Lending Activities
We use funds obtained from deposits, as well as funds obtained from the FHLBB advances, primarily to originate loans and to invest in securities. Our lending focuses on the following categories of loans:
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of June 30, 2023 and December 31, 2022, we had total commercial and industrial loans of $3.3 billion and $3.2 billion, respectively, representing 24.0% and 23.2%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. As of June 30, 2023 and December 31, 2022, our SNC Program portfolio totaled $841.6 million and $685.8 million, respectively, or 25.2% and 21.9%, respectively, of our commercial and industrial portfolio, and 37.1% and 37.3%, respectively, of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and industrial revenue bonds (“IRBs”), the balances of which are detailed below:
◦As of June 30, 2023 and December 31, 2022, our ABL Portfolio totaled $212.0 million and $208.8 million, respectively, or 6.3% and 6.6%, respectively, of our commercial and industrial portfolio.
◦As of June 30, 2023 and December 31, 2022, our commercial and industrial IRB portfolio, which is comprised of municipal bonds issued to finance major capital projects, totaled $0.9 billion and $1.0 billion, respectively, or 28.4% and 31.7%, respectively, of our commercial and industrial portfolio.
•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other type properties. As of both June 30, 2023 and December 31, 2022, we had total commercial real estate loans of $5.2 billion, representing 37.6% and 38.0%, respectively, of our total loans as of each period end. As of both June 30, 2023, and December 31, 2022, owner occupied loans totaled $0.9 billion, representing 16.6% and 17.8%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also included IRB loans of $581.3 million and $608.0 million as of June 30, 2023 and December 31, 2022, respectively, representing 11.1% and 11.8%, respectively, of our commercial real estate portfolio.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of June 30, 2023 and December 31, 2022, we had total commercial construction loans of $371.4 million and $336.3 million, respectively, representing 2.7% and 2.5%, respectively, of our total loans. Our commercial construction loan portfolio also included IRB loans as of $48.0 million and $36.9 million as of June 30, 2023 and December 31, 2022, respectively, representing 12.9% and 11.0% respectively, of our commercial construction portfolio.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of both June 30, 2023 and December 31, 2022, we had total business banking loans of $1.1 billion, representing 7.8% and 8.0% of our total loans for each period end, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $201.6 million and $887.9 million, respectively, as of June 30, 2023, and $208.4 million and $882.1 million, respectively, as of December 31, 2022.
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
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both June 30, 2023 and December 31, 2022, we had total residential real estate loans of $2.5 billion, representing 18.0% and 18.1%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential real estate loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and six months ended June 30, 2023, residential real estate mortgage loan originations were $80.5 million and $137.7 million, respectively, of which $12.8 million and $21.8 million, respectively, were sold on the secondary markets. Comparatively, during the three and six months ended June 30, 2022, residential real estate mortgage loan originations were $159.4 million and $277.7 million, respectively, of which $15.8 million and $45.1 million, respectively, were sold on the secondary markets. We began purchasing residential real estate mortgage loans during the third quarter of 2022. Loans purchased were subject to the same underwriting criteria as those loans originated directly by us. During the six months ended June 30, 2023, we purchased $32.0 million of residential real estate loans. We did not purchase any residential real estate mortgage loans during the three months ended June 30, 2023.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of both June 30, 2023 and December 31, 2022, we had total consumer home equity loans of $1.2 billion, representing 8.6% and 8.8%, respectively, of our total loans as of each period end. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of June 30, 2023 and December 31, 2022, we had total other consumer loans of $207.7 million and $194.1 million, respectively, representing 1.5% and 1.4%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
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
Wealth Management Services
•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of June 30, 2023 and December 31, 2022, we held $3.2 billion and $2.9 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three and six months ended June 30, 2023, we had noninterest income of $6.1 million and $11.9 million, respectively, from providing these services compared to $6.0 million and $12.1 million for the three and six months ended June 30, 2022, respectively.
Insurance Agency Business
Our insurance agency business consists of insurance-related activities such as acting as an independent agent in offering commercial, personal and employee benefits insurance products to individual and commercial clients through our wholly-owned agency, Eastern Insurance Group. Our insurance products include commercial property and liability, workers compensation, life, accident and health and automobile insurance. We also offer a wide range of employee benefits products and services, including professional advice related to health care cost management, employee engagement and executive services. As an agency business, we do not assume any underwriting or insurance risk. The commissions we earn on the sale of these insurance products and services is the most significant portion of our noninterest income, representing $27.6 million and $59.1 million, or 51.3% and 26.3%, respectively, of our total noninterest income and loss on a GAAP basis, or 54.3% and 57.5%, respectively, of our noninterest income on an operating basis, during the three and six months ended June 30, 2023. Comparatively, during the three and six months ended June 30, 2022, such income represented $24.7 million and $53.4 million, or 58.9% and 60.5%, respectively, of our noninterest income on a GAAP basis and 51.4% and 52.7%, respectively, of noninterest income on an operating basis. Our insurance business operates through 22 non-branch offices located primarily in eastern Massachusetts and had 401 full-time equivalent employees as of June 30, 2023.
Outlook and Trends
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and and its implications for monetary policy. In determining the extent to which additional policy firming may be appropriate to return inflation to 2 percent over time, the Committee stated that it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 34% of the outstanding principal balance of our loans as of June 30, 2023 was indexed to a market rate that is expected to reprice along with the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion on June 30, 2023, representing approximately 17.2% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 14, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. We anticipate that an increase in market interest rates, whether due to an increase in the federal funds rate or otherwise, will decrease the fair value of those interest rate swaps and consequently reduce the positive impact on our net interest income that an interest rate increase would otherwise have. Assuming anticipated net payments on our interest rate swaps based upon the forward interest rate curve as of June 30, 2023, we expect approximately $52.3 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income during the 12 months ending June 30, 2024. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
Increases in the federal funds rate, which began in March 2022, and greater industry-wide competition for deposits have had a significant impact on our cost of interest-bearing liabilities and funding betas. Beginning in the third quarter of 2022 and to assist in meeting our loan-growth needs, we placed additional reliance on wholesale funding in the form of borrowings and then, in the fourth quarter of 2022, we started to purchase brokered certificates of deposit. These funding sources generally have a higher cost than deposits originating within the markets we serve and are not our preferred sources of funding. During the first quarter of 2023, we completed a balance sheet repositioning by selling a portion of our AFS securities portfolio for total proceeds of $1.9 billion. The proceeds from the sale of such securities have been used to increase cash levels and reduce wholesale funds and, in turn, improving our funding betas.

The following chart depicts our funding betas and cost of interest bearing liabilities for the previous twelve months as of June 30, 2023:

Funding Betas & Cost (2)
2.00%
1.50%
1.00%
0.50%
—%
40.00%
30.00%
20.00%
10.00%
—%
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Cycle Beta (1)
Total Cost of Interest Bearing Liabilities

(1)Cycle beta calculated as the change in monthly average total interest-bearing liabilities cost in each respective month from the beginning of the cycle, defined as June 2022, divided by the respective change in the average monthly upper bound of the Federal Funds target range during the same period.
(2)The total cost of interest bearing liabilities is charted on the left-hand y-axis and cycle beta data is charted on the right-hand y-axis.
Liquidity and Uninsured Deposits
We completed a balance sheet repositioning during the first quarter of 2023 by selling a portion of our AFS investment securities portfolio for total proceeds of $1.9 billion. Such securities were lower-yielding U.S. Agency bonds and government-sponsored residential and commercial mortgage-backed securities which were purchased when interest rates were historically low. The record rise in interest rates beginning in March 2022 caused the fair value of such securities to decline and, after careful consideration, management made the decision to sell these securities in the first quarter of 2023 to help improve liquidity and future earnings.
We also took steps to strengthen our backup sources of liquidity during the first quarter of 2023 by pledging securities to the Federal Reserve’s Bank Term Funding Program. As of June 30, 2023, cash and cash equivalents were $0.9 billion and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $5.8 billion, providing total liquidity sources of $6.6 billion. These liquidity sources provide 112% coverage of all customer uninsured and uncollateralized deposits, which totaled $5.9 billion, or 32% of total deposits, as of June 30, 2023. For further discussion of liquidity, refer to “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 and for further discussion of uninsured deposits, refer to the “Deposits” discussion within “Financial Position” within this Item 2.
Bank Closures and Related FDIC Matters
On March 12 and 13, 2023, following the closures of Silicon Valley Bank (“SVB”) and Signature Bank and the appointment of the FDIC as the receiver for those banks, the FDIC announced that, under the systemic risk exception set forth in the Federal Deposit Insurance Act (“FDIA”), all insured and uninsured deposits of those banks were transferred to the respective bridge banks for SVB and Signature Bank.
The FDIC also announced that, as required by the FDIA, any losses to the Deposit Insurance Fund (“DIF”) to support uninsured depositors would be recovered by a special assessment. On May 22, 2023, the FDIC published in the Federal Register a proposed rule that would impose special assessments to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of SVB and Signature Bank, as required by the FDIA. The assessment base for the special assessments would be equal to an insured depository institution’s (“IDI”) estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The FDIC has proposed to collect special assessments at an annual rate of approximately 12.5 basis points, over eight quarterly assessment periods, which it estimates will result in total revenue of $15.8 billion. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC would retain the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis after the receiverships for SVB and Signature Bank terminate. The FDIC is proposing an effective date of January 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024, with an invoice payment date of June 28, 2024).
We estimate, based on the FDIC’s May 2023 proposed rule, that the total pre-tax amount of the Bank’s special assessment will be approximately $10.0 million, although the timing, amount and allocation of that special assessment remains subject to the provisions of the FDIC’s final rule, when effective, as well as any actions by the FDIC, as described above, to cease collection early, extend the collection period, and impose a final shortfall special assessment. The special assessment is expected to be recognized, in full, in the reporting period in which the final rule is published.
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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, operating net income to average tangible shareholders’ equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) OREO gains and losses, (vii) merger and acquisition expenses, (viii) the non-cash pension settlement charge recognized related to our Defined Benefit Plan, and (ix) certain discrete tax items. There were no expenses indirectly associated with OREO gains or losses, impairment charges on tax credit investments and associated tax credit benefits, or non-cash pension settlement charges during the periods presented in this Quarterly Report on Form 10-Q.
We also present tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, average tangible shareholders’ equity, the ratios of net income (loss) and operating net income to average tangible shareholders’ equity and tangible book value per share, each of which excludes the impact of goodwill and other intangible assets, as we believe these financial measures provide investors with the ability to further assess our performance, identify trends in our core business and provide a comparison of our capital adequacy to other companies. We have included the tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.
Our non-GAAP financial measures should not be considered as an alternative or substitute to GAAP net income (loss), or as an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. An item which we consider to be non-core and exclude when computing these non-GAAP financial measures can be of substantial importance to our results for any particular period. In addition, our methodology for calculating non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar performance measures and, accordingly, our reported non-GAAP financial measures may not be comparable to the same or similar performance measures reported by other companies.

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income (loss) (GAAP)	$48,657	$51,172	$(145,439)	$102,688
Non-GAAP adjustments:
Add:
Noninterest income components:
(Income) losses from investments held in rabbi trusts	(3,002)	7,316	(5,859)	11,749
Losses on sales of securities available for sale, net	—	104	333,170	2,276
Gains on sales of other assets	(12)	(1,251)	(13)	(977)
Noninterest expense components:
Rabbi trust employee benefit expense (income)	1,314	(3,310)	2,588	(5,397)
Merger and acquisition expenses	—	—	—	34
Total impact of non-GAAP adjustments	(1,700)	2,859	329,886	7,685
Less net tax benefit associated with non-GAAP adjustment (1)	1,634	1,513	78,011	2,748
Non-GAAP adjustments, net of tax	$(3,334)	$1,346	$251,875	$4,937
Operating net income (non-GAAP)	$45,323	$52,518	$106,436	$107,625

Weighted average common shares outstanding during the period:
Basic	162,232,236	166,533,920	162,112,223	168,184,528
Diluted	162,246,675	166,573,627	162,136,984	168,248,246

Earnings (losses) per share, basic	$0.30	$0.31	$(0.90)	$0.61
Earnings (losses) per share, diluted	$0.30	$0.31	$(0.90)	$0.61

Operating earnings per share, basic (non-GAAP)	$0.28	$0.32	$0.66	$0.64
Operating earnings per share, diluted (non-GAAP)	$0.28	$0.32	$0.66	$0.64
(1)The net tax benefit associated with these items is generally determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. The net tax benefit amount for the six months ended June 30, 2023 primarily resulted from the sale of securities classified as available for sale as well as a $23.7 million tax benefit resulting from the transfer of certain securities from Market Street Securities Corp., a wholly owned subsidiary which was liquidated during the first quarter of 2023, to Eastern Bank. Upon the sale of securities in the first quarter of 2023, we established a valuation allowance of $17.4 million, which is included in the net tax benefit amount, as it was determined at that time it was not more likely than not that the entirety of the deferred tax asset related to the loss on such securities would be realized. The net tax benefit for the three months ended June 30, 2023 was primarily the net effect of changes in management’s estimate of the Company’s annual taxable income.

The following table summarizes the impact of non-core items with respect to our total revenue (loss), noninterest income (loss), noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net interest income (GAAP)	$141,588	$137,757	$279,897	$265,881
Add:
Tax-equivalent adjustment (non-GAAP)	3,877	3,023	8,322	5,284
Fully-taxable equivalent net interest income (non-GAAP)	145,465	140,780	288,219	271,165
Noninterest income (loss) (GAAP)	53,831	41,877	(224,499)	88,292
Less:
Income (losses) from investments held in rabbi trusts	3,002	(7,316)	5,859	(11,749)
Losses on sales of securities available for sale, net	—	(104)	(333,170)	(2,276)
Gains on sales of other assets	12	1,251	13	977
Noninterest income on an operating basis (non-GAAP)	50,817	48,046	102,799	101,340
Noninterest expense (GAAP)	$121,648	$111,139	$237,942	$220,005
Less:
Rabbi trust employee benefit expense (income)	1,314	(3,310)	2,588	(5,397)
Merger and acquisition expenses	—	—	—	34
Noninterest expense on an operating basis (non- GAAP)	$120,334	$114,449	$235,354	$225,368
Total revenue (loss) (GAAP)	$195,419	$179,634	$55,398	$354,173
Total operating revenue (non-GAAP)	$196,282	$188,826	$391,018	$372,505
Ratios:
Efficiency ratio (GAAP)	62.25%	61.87%	429.51%	62.12%
Operating efficiency ratio (non-GAAP)	61.31%	60.61%	60.19%	60.50%
The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of June 30,	As of December 31,
	2023	2022
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$2,526,772	$2,471,790
Less: Goodwill and other intangibles	658,993	661,126
Tangible shareholders’ equity (non-GAAP)	1,867,779	1,810,664
Tangible assets:
Total assets (GAAP)	21,583,493	22,646,858
Less: Goodwill and other intangibles	658,993	661,126
Tangible assets (non-GAAP)	$20,924,500	$21,985,732
Shareholders’ equity to assets ratio (GAAP)	11.7%	10.9%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	8.9%	8.2%
Book value per share:
Common shares issued and outstanding	176,376,675	176,172,073
Book value per share (GAAP)	$14.33	$14.03
Tangible book value per share (non-GAAP)	$10.59	$10.28

The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income (loss) and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income (loss) (GAAP)	$48,657	$51,172	$(145,439)	$102,688
Operating net income (non-GAAP) (1)	45,323	52,518	106,436	107,625
Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$2,599,325	$2,865,799	$2,530,132	$3,068,497
Less: Average goodwill and other intangibles	659,825	654,444	660,307	651,984
Average tangible shareholders’ equity (non-GAAP)	1,939,500	2,211,355	1,869,825	2,416,513
Ratios:
Return (loss) on average total shareholders’ equity (GAAP) (2)	7.51%	7.16%	(11.59)%	6.75%
Return (loss) on average tangible shareholders’ equity (non-GAAP) (2)	10.06%	9.28%	(15.69)%	8.57%
Operating return on average tangible shareholders’ equity (non-GAAP) (2)	9.37%	9.53%	11.48%	8.98%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income (loss).
(2)Presented on an annualized basis.
Financial Position
Summary of Financial Position

	As of June 30, 2023	As of December 31, 2022	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$873,502	$169,505	$703,997	415.3%
Securities available for sale	4,520,293	6,690,778	(2,170,485)	(32.4)%
Securities held to maturity	465,061	476,647	(11,586)	(2.4)%
Loans, net of allowance for loan losses	13,798,721	13,420,317	378,404	2.8%
Federal Home Loan Bank Stock	26,894	41,363	(14,469)	(35.0)%
Goodwill and other intangible assets	658,993	661,126	(2,133)	(0.3)%
Deposits	18,180,972	18,974,359	(793,387)	(4.2)%
Borrowed funds	351,211	740,828	(389,617)	(52.6)%
Cash and cash equivalents
Total cash and cash equivalents increased by $0.7 billion, or 415.3%, to $0.9 billion at June 30, 2023 from $0.2 billion at December 31, 2022. This increase was primarily due to proceeds from sales of AFS securities of $1.9 billion during the first quarter of 2023. Partially offsetting this increase was an increase in gross loans of $386.3 million, a decrease in deposits of $793.4 million, and a decrease in borrowings of $389.6 million during the six months ended June 30, 2023. For further discussion of the change in securities, loans, deposits, and borrowings, refer to the later “Securities,” ”Loans,” ”Deposits,” and ”Borrowings” sections in this Item 2.
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
U.S. government securities: At June 30, 2023 and December 31, 2022, our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,891,064	$4,111,908
Government-sponsored commercial mortgage-backed securities	1,140,160	1,348,954
U.S. Agency bonds	210,070	952,482
U.S. Treasury securities	93,082	93,057
State and municipal bonds and obligations	185,817	183,092
Other debt securities	100	1,285
Total available for sale securities, at fair value	4,520,293	6,690,778
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	266,140	276,493
Government-sponsored commercial mortgage-backed securities	198,921	200,154
Total held to maturity securities, at amortized cost	465,061	476,647
Total	$4,985,354	$7,167,425
Our securities portfolio has decreased $2.2 billion, or 30.4%, to $5.0 billion at June 30, 2023 from $7.2 billion at December 31, 2022. This decrease was primarily due to the completion of balance sheet repositioning in March 2023 through the sale of AFS securities for total proceeds of $1.9 billion. Refer to the sections titled “Outlook and Trends” and “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 for additional discussion of such sales.
We did not have trading investments at June 30, 2023 or December 31, 2022.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $185.6 million at June 30, 2023 compared to $182.9 million at December 31, 2022.

Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both June 30, 2023 and December 31, 2022, we had no securities categorized as Level 3 within the fair value hierarchy.
Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.
The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended June 30, 2023 and December 31, 2022. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of June 30, 2023 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.12%	2.12%	1.59%	1.60%
Government-sponsored commercial mortgage-backed securities	—	1.67	1.59	1.95	1.78
U.S. Agency bonds	—	1.30	1.62	—	1.35
U.S. Treasury securities	—	1.97	—	—	1.97
State and municipal bonds and obligations	1.22	2.35	3.30	4.08	3.66
Other debt securities	0.87	—	—	—	0.87
Total available for sale securities	1.11%	1.64%	1.74%	1.72%	1.72%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	—	2.22	—	2.22
Total held to maturity securities	—%	—%	2.22%	2.87%	2.59%
Total	1.11%	1.64%	1.86%	1.79%	1.79%

	Securities Maturing as of December 31, 2022 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.27%	1.00%	1.53%	1.45%
Government-sponsored commercial mortgage-backed securities	—	1.29	1.51	1.94	1.68
U.S. Agency bonds	—	0.79	0.97	—	0.82
U.S. Treasury securities	—	1.97	—	—	1.97
State and municipal bonds and obligations	1.22	2.26	3.17	4.05	3.66
Other debt securities	0.84	—	—	—	0.84
Total available for sale securities	0.89%	1.02%	1.25%	1.66%	1.47%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	—	2.23	—	2.23
Total held to maturity securities	—%	—%	2.23%	2.86%	2.59%
Total	0.89%	1.02%	1.36%	1.72%	1.54%

(1)Investment security weighted-average yields were calculated on a level-yield basis by weighting the tax equivalent yield for each security type by the book value of each maturity category.
The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Loans
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $386.3 million, or 2.8%, to $14.0 billion at June 30, 2023 from $13.6 billion at December 31, 2022. The increase was primarily due to increases in our commercial and industrial, commercial real estate and residential real estate portfolio balances.
•Our commercial and industrial portfolio increased by $191.0 million from December 31, 2022 to June 30, 2023 which was primarily due to an increase in commercial and industrial participation loans during the six months ended June 30, 2023. The majority of the increase in participation loans was in our SNC portfolio, which increased by $155.8 million, to $841.6 million at June 30, 2023 from $685.8 million at December 31, 2022.
•Our commercial real estate portfolio increased by $87.0 million from December 31, 2022 to June 30, 2023 which was primarily attributable to an increase of $143.7 million in commercial real estate investment loan balances. Such loans represent loans secured by commercial real estate that are non-owner-occupied. The increase in such loan balances was primarily due to management’s active focus on originating loans collateralized by industrial/warehouse and multi-family property types, which are included in the commercial real estate investment loan category, due to management’s belief that the credit performance of such loans has a stable outlook. The increase in commercial real estate investment loan balances was partially offset by a decrease in commercial real estate owner-occupied loans of $50.7 million which was due to net paydowns of such loans during the six months ended June 30, 2023.
•Our residential real estate portfolio increased by $49.9 million during the six months ended June 30, 2023. The increase in residential real estate loan balances was primarily due to purchases of such loans which totaled $32.0 million during the six months ended June 30, 2023.
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Commercial and industrial	$3,341,976	$3,150,946
Commercial real estate	5,242,290	5,155,323
Commercial construction	371,367	336,276
Business banking	1,089,548	1,090,492
Residential real estate	2,510,705	2,460,849
Consumer home equity	1,198,290	1,187,547
Other consumer	207,702	194,098
Total loans	13,961,878	13,575,531
Allowance for loan losses	(147,955)	(142,211)
Unamortized premiums, net of unearned discounts and deferred fees	(15,202)	(13,003)
Total loans receivable, net	$13,798,721	$13,420,317
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and is concentrated in the New England geographical area, with 81.8% of our commercial loans in Massachusetts and New Hampshire as of June 30, 2023.

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
Special mention, substandard and doubtful loans totaled 2.4% and 2.2% of total commercial loans outstanding at June 30, 2023 and December 31, 2022, respectively. This increase was driven by risk rating downgrades of several credits in the commercial and industrial and commercial real estate portfolios.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio improved to 0.47% at June 30, 2023, compared to 0.50% at December 31, 2022.
The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	June 30, 2023	December 31, 2022
Portfolio
Commercial and industrial	0.01%	0.12%
Commercial real estate	—%	—%
Commercial construction	—%	—%
Business banking	0.59%	1.00%
Residential real estate	1.67%	1.46%
Consumer home equity	1.32%	1.33%
Other consumer	0.57%	0.63%
Total	0.47%	0.50%
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
NPLs decreased $8.0 million, or 20.8%, to $30.6 million at June 30, 2023 from $38.6 million at December 31, 2022. NPLs as a percentage of total loans decreased to 0.22% at June 30, 2023 from 0.28% at December 31, 2022. Refer to the later “Allowance for Loan Losses” section in this Item 2 for a discussion of the change in non-accrual loans which comprise our NPLs as of June 30, 2023.
The total amount of interest recorded on NPLs during both the six months ended June 30, 2023 and 2022 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.1 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively.
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
ASU 2022-02 requires disclosure of loan modifications to borrowers experiencing financial difficulty. The aggregate amortized cost balance as of June 30, 2023 of loans modified during the three and six months ended June 30, 2023, determined in accordance with ASU 2022-02, which were determined to be modifications to borrowers experiencing financial difficulty was $2.4 million and $4.6 million, respectively. As of June 30, 2023, there were no loans that had been modified to borrowers experiencing financial difficulty during the six months ended June 30, 2023 and which subsequently defaulted during the period.
Under previous accounting guidance, in cases where a borrower experienced financial difficulties and we made certain concessionary modifications to contractual terms, the loan was classified as a TDR. Loans modified during the three and six months ended June 30, 2022 which were determined to be TDRs, determined in accordance with previous accounting guidance in effect through December 31, 2022, totaled $3.2 million and $4.0 million, respectively. As of June 30, 2022, there were no loans that had been modified during the preceding 12 months, which were party to a TDR and which subsequently defaulted during the six months ended June 30, 2022.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remains on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. As of June 30, 2023 and December 31, 2022, the carrying amount of PCD loans was $50.9 million and $56.6 million, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $34.5 million, or 18.4%, to $221.5 million at June 30, 2023 from $187.0 million at December 31, 2022. These loans as a percentage of total loans increased to 1.6% at June 30, 2023 from 1.4% at December 31, 2022. The increase in potential problem loans from December 31, 2022 to June 30, 2023 was primarily due to the downgrade of several commercial and industrial and commercial real estate loans during the six months ended June 30, 2023.
Commercial Real Estate Office Exposure. Our total office-related CRE loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, and mixed-use properties where rental income is primarily from office space) totaled $829.4 million and $819.3 million as of June 30, 2023 and December 31, 2022, respectively. Management performed a review of the loans with office exposure in the second quarter of 2023. As a result of the review, the Company refined the commercial real estate office category in a way that management believes more accurately represents risk exposure relative to market conditions. Specifically, this refinement resulted in the removal of business banking loans and mixed-used retail property loans from the amounts presented as of December 31, 2022 in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

Given prevailing market conditions such as rising interest rates, reduced occupancy as a result of the increase in hybrid work arrangements post-COVID, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. As of both June 30, 2023 and December 31, 2022, none of these loans were on non-accrual status.
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Commercial real estate
Pass	$710,116	$739,117
Special mention	—	14,713
Substandard	101,053	52,622
Doubtful	—	—
Total commercial real estate	$811,169	$806,452
Commercial construction
Pass	$18,226	$12,861
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total commercial construction	$18,226	$12,861
Total	$829,395	$819,313
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Commercial real estate
Office	$423,846	$429,574
Medical office	114,640	112,674
Mixed-use	272,683	264,204
Total commercial real estate	$811,169	$806,452
Commercial construction
Office	$11,343	$10,323
Medical office	6,883	—
Mixed-use	—	2,538
Total commercial construction	$18,226	$12,861
Total	$829,395	$819,313
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
Loans are evaluated on a regular basis by management. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. For commercial and industrial, commercial real estate, commercial construction and business banking portfolios, the quantitative model uses a loan rating system which is comprised of management’s determination of probability of default, or PD, loss given default, or LGD, and exposure at default, or EAD, which are derived from historical loss experience and other factors. For residential real estate, consumer home equity and other consumer portfolios, our quantitative model uses historical loss experience.
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
The allowance for loan losses increased by $5.7 million, or 4.0%, to $148.0 million, or 1.06% of total loans, at June 30, 2023 from $142.2 million, or 1.05% of total loans at December 31, 2022. The increase in the allowance for loan losses was primarily the result of additional reserves required due to increased loan balances and an increase in reserve rates for commercial real estate loans collateralized by properties in the office risk segment. Partially offsetting these increases in the allowance for loan losses, was our adoption of ASU 2022-02, as previously described above, which resulted in a change in reserving method for loans previously classified as TDRs. Upon adoption of ASU 2022-02, TDR loans for which the allowance for loan losses was determined by a discounted cash flow analysis transitioned to their respective pools of loans sharing similar risk characteristics for which the allowance for loan losses is determined on a collective basis. As a result, the allowance for loan losses for such loans was reduced by $1.1 million.
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

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(26)	$(697)	$(165)	$(946)
Commercial real estate	(2)	(36)	(6)	(50)
Commercial construction	—	—	—	—
Business banking	50	144	(88)	161
Residential real estate	(18)	(14)	(33)	(24)
Consumer home equity	—	(6)	6	(10)
Other consumer	480	294	925	776
Total net loan charge-offs (recoveries)	484	(315)	639	(93)
Average loans:
Commercial and industrial	3,274,462	2,866,551	3,231,236	2,913,763
Commercial real estate	5,318,945	4,781,439	5,294,871	4,723,630
Commercial construction	351,942	278,125	343,506	258,996
Business banking	975,259	1,018,537	973,738	1,062,406
Residential real estate	2,512,673	1,959,190	2,511,004	1,947,971
Consumer home equity	1,175,054	1,113,142	1,172,404	1,100,882
Other consumer	194,957	196,722	191,940	200,839
Average total loans (1)	$13,803,292	$12,213,706	$13,718,699	$12,208,487
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.00%	(0.02)%	(0.01)%	(0.03)%
Commercial real estate	0.00	0.00	0.00	0.00
Commercial construction	—	—	—	—
Business banking	0.01	0.01	(0.01)	0.02
Residential real estate	0.00	0.00	0.00	0.00
Consumer home equity	—	0.00	0.00	0.00
Other consumer	0.25	0.15	0.48	0.39
Total net charge-offs (recoveries) to average loans outstanding during the period:	0.01%	(0.01)%	0.01%	(0.01)%
Total loans	$13,946,676	$12,377,706	$13,946,676	$12,377,706
Total non-accrual loans	$30,558	$59,880	$30,558	$59,880
Allowance for loan losses	$147,955	$125,531	$147,955	$125,531
Allowance for loan losses as a percent of total loans	1.06%	1.01%	1.06%	1.01%
Non-accrual loans as a percent of total loans	0.22%	0.48%	0.22%	0.48%
Allowance for loan losses as a percent of non-accrual loans	484.18%	209.64%	484.18%	209.64%
(1)Average loan balances exclude loans held for sale

Non-accrual loans decreased $29.3 million, or 49.0%, to $30.6 million at June 30, 2023 from $59.9 million at June 30, 2022, primarily due to a decrease in commercial real estate and commercial and industrial non-accrual loans of $25.0 million and $4.5 million, respectively. Non-accrual commercial real estate loans and commercial and industrial loans decreased primarily due to payoffs and curing of delinquency of such loans, which included the payoff during the third quarter of 2022 of one syndicated commercial real estate balance in the amount of $25.0 million.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of June 30, 2023			As of December 31, 2022
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans (1)
	(Dollars in thousands)
Commercial and industrial	$29,535	19.96%	23.85%	$26,859	18.89%	23.10%
Commercial real estate	59,524	40.23%	37.56%	54,730	38.49%	37.98%
Commercial construction	7,663	5.18%	2.65%	7,085	4.98%	2.46%
Business banking	15,228	10.29%	7.84%	16,189	11.38%	8.08%
Residential real estate	27,012	18.26%	18.13%	28,129	19.78%	18.29%
Consumer home equity	6,044	4.09%	8.62%	6,454	4.54%	8.78%
Other consumer	2,949	1.99%	1.35%	2,765	1.94%	1.31%
Total	$147,955	100.00%	100.00%	$142,211	100.00%	100.00%
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
Separately, during the three and six months ended June 30, 2023, we increased by $2.1 million and $2.8 million, respectively, our reserve on unfunded lending commitments, which was primarily due to an increase in the total exposure on unfunded lending commitments. These increases contributed to an increase in our non-interest expense during those periods.
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
We held an investment in the FHLBB of $26.9 million and $41.4 million at June 30, 2023 and December 31, 2022, respectively. The amount of stock we are required to purchase is proportional to our FHLB borrowings and level of total assets. Accordingly, the decrease in FHLB stock is due to decreased borrowings.
Goodwill and other intangible assets

Goodwill and other intangible assets were $659.0 million and $661.1 million at June 30, 2023 and December 31, 2022, respectively. We did not record any impairment to our goodwill or other intangible assets during the six months ended June 30, 2023. For discussion of the impairment testing performed as of June 30, 2023, see Note 6, “Goodwill and Other Intangibles” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q
Deposits
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
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of June 30, 2023	As of December 31, 2022	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$5,346,693	$6,240,637	$(893,944)	(14.3)%
Interest checking	4,173,079	4,568,122	(395,043)	(8.6)%
Savings	1,495,540	1,831,123	(335,583)	(18.3)%
Money market investments	4,814,412	4,710,095	104,317	2.2%
Certificate of deposits (1)	2,351,248	1,624,382	726,866	44.7%
Total deposits	$18,180,972	$18,974,359	$(793,387)	(4.2)%
(1)Brokered certificates of deposit are included in total certificates of deposit and amounted to $700.0 million and $928.6 million at June 30, 2023 and December 31, 2022, respectively.
Deposits decreased by $0.8 billion, or 4.2%, to $18.2 billion at June 30, 2023 from $19.0 billion at December 31, 2022. This decrease was primarily the result of an overall decline in deposits following the failure of several banks in early 2023, as discussed in the earlier “Outlook and Trends” section in this Item 2, as well as industry-wide competition for deposits and a decrease in brokered certificates of deposit of $228.6 million. Brokered certificates of deposit decreased as such accounts matured and were not renewed in full as we emphasized other means for increasing our overall liquidity as of June 30, 2023. The decrease in brokered certificates of deposit was more than offset by a shift in deposit mix of certain core deposits from demand and interest checking deposits, which decreased by $0.9 billion and $0.4 billion, respectively, to certificates of deposit resulting in a net increase in certificates of deposit. This shift in deposit mix during the six months ended June 30, 2023 was due primarily to increases in rates paid on certificates of deposit, which attracted depositors to such products. Money market investments increased $104.3 million primarily due to increased IntraFi Network deposits. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of such deposits.
The Bank’s estimate of total uninsured deposits was $7.9 billion and $9.0 billion at June 30, 2023 and December 31, 2022, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $5.9 billion and $7.3 billion at June 30, 2023 and December 31, 2022, respectively.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Six Months Ended June 30, 2023		For the Year Ended December 31, 2022
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,577,294	—%	$6,647,518	—%
Interest checking	4,316,981	0.51%	4,890,709	0.24%
Savings	1,636,457	0.02%	2,015,651	0.01%
Money market investments	5,052,467	1.87%	5,057,445	0.27%
Certificate of deposits	2,104,802	3.95%	463,261	0.70%
Total deposits	$18,688,001	1.07%	$19,074,584	0.15%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of June 30, 2023	As of December 31, 2022
Maturing in	(In thousands)
Three months or less	$99,347	$39,322
Over three months through six months	229,889	45,053
Over six months through 12 months	247,003	149,107
Over 12 months	5,564	5,569
Total	$581,803	$239,051
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings decreased by $389.6 million to $351.2 million at June 30, 2023 compared to $740.8 million at December 31, 2022. The decrease was primarily due to a decrease in FHLB short-term advances, which we paid down with a portion of the proceeds from the sale of AFS securities discussed above. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.
The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of June 30, 2023	As of December 31, 2022	Amount ($)	Percentage (%)
	(In thousands)
FHLB short-term advances	$301,295	$691,297	$(390,002)	(56.4)%
Escrow deposits of borrowers	22,980	22,314	666	3.0%
Interest rate swap collateral funds	14,210	14,430	(220)	(1.5)%
FHLB long-term advances	12,726	12,787	(61)	(0.5)%
Total	$351,211	$740,828	$(389,617)	(52.6)%
Results of Operations
Summary of Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2023	2022	Amount ($)	Percentage	2023	2022	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$201,765	$140,871	$60,894	43.2%	$390,645	$272,356	$118,289	43.4%
Interest expense	60,177	3,114	57,063	1,832.5%	110,748	6,475	104,273	1,610.4%
Net interest income	141,588	137,757	3,831	2.8%	279,897	265,881	14,016	5.3%
Provision for allowance for loan losses	7,501	1,050	6,451	614.4%	7,526	565	6,961	1,232.0%
Noninterest income (loss)	53,831	41,877	11,954	28.5%	(224,499)	88,292	(312,791)	(354.3)%
Noninterest expense	121,648	111,139	10,509	9.5%	237,942	220,005	17,937	8.2%
Income tax expense (benefit)	17,613	16,273	1,340	8.2%	(44,631)	30,915	(75,546)	(244.4)%
Net income (loss)	48,657	51,172	(2,515)	(4.9)%	(145,439)	102,688	(248,127)	(241.6)%
Comparison of the three and six months ended June 30, 2023 and 2022
Interest and Dividend Income
Interest and dividend income increased by $60.9 million, or 43.2%, to $201.8 million during the three months ended June 30, 2023 from $140.9 million during the three months ended June 30, 2022. The increase was primarily a result of an increase in the yield on average interest-earning assets which increased by 126 basis points compared with the three months ended June 30, 2022. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures. Partially offsetting the impact of increased yields was a decrease in the average balance of our interest-earning assets which decreased slightly by $0.6 billion, or 2.7%, to $20.9 billion during the three months ended June 30, 2023 compared to $21.4 billion during the three months ended June 30, 2022, which was primarily attributable to a decrease in the average balance of securities.
•Interest income on loans increased $53.6 million, or 50.0%, to $160.9 million during the three months ended June 30, 2023 from $107.2 million during the three months ended June 30, 2022. The increase in interest income on our loans was due to an increase in our yields on loans and an increase in the average balance of loans. The overall yield on our loans increased 118 basis points during the three months ended June 30, 2023 in comparison to the three months ended June 30, 2022. The increase in yield was primarily due to increases in market rates of interest which resulted in increased yields on variable rate loans which repriced and new loans originated at higher rates of interest. The average balance of our loans increased $1.6 billion, or 13.0%, to $13.8 billion during the three months ended June 30, 2023 from $12.2 billion during the three months ended June 30, 2022.
•Interest income on securities and other short-term investments increased $7.3 million, or 21.6%, to $40.9 million during the three months ended June 30, 2023 from $33.6 million during the three months ended June 30, 2022. The increase in interest income on our securities and other short-term investments was due to an increase in the average yield of such investments. The yield on our securities and short-term investments increased 86 basis points during the three months ended June 30, 2023 in comparison to the three months ended June 30, 2022 primarily due to an increase in the rate paid on our cash held at the Federal Reserve Bank of Boston from an average of 0.84% during the three months ended June 30, 2022 to an average of 5.06% during the three months ended June 30, 2023. In addition, our cash deposited at the Federal Reserve Bank of Boston increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due primarily to the deposit of proceeds from the sale of AFS securities (discussed earlier) in March 2023. Partially offsetting this increase was a corresponding decrease in our average securities balance, which decreased $2.2 billion, or 23.5%, to $7.1 billion for the three months ended June 30, 2023 from $9.2 billion for the three months ended June 30, 2022 primarily due to the sales of AFS securities in March 2023. For additional discussion of the sales, refer to the section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2.
Interest and dividend income increased by $118.3 million, or 43.4%, to $390.6 million during the six months ended June 30, 2023 from $272.4 million during the six months ended June 30, 2022. The increase was primarily a result of an increase in the yield on average interest-earning assets which increased by 118 basis points compared with the six months ended June 30, 2022. Partially offsetting the impact of increased yields was a decrease in the average balance of our interest-earning assets which decreased slightly by $0.3 billion, or 1.5%, to $21.3 billion during the six months ended June 30, 2023 compared to $21.6 billion during the six months ended June 30, 2022, which was primarily attributable to a decrease in the average balance of securities.
•Interest income on loans increased $105.8 million, or 50.7%, to $314.4 million during the six months ended June 30, 2023 from $208.6 million during the six months ended June 30, 2022. The increase in interest income on our loans was due to an increased in our yields on loans and an increase in the average balance of loans. The overall yield on our loans increased 121 basis points during the six months ended June 30, 2023 in comparison to the six months ended June 30, 2022. The increase in yield was primarily due to increases in market rates of interest which resulted in increased yields on variable rate loans which repriced and new loans originated at higher rates of interest. The average balance of our loans increased $1.5 billion, or 12.4%, to $13.7 billion during the six months ended June 30, 2023 from $12.2 billion during the six months ended June 30, 2022.
•Interest income on securities and other short-term investments increased $12.5 million, or 19.6%, to $76.2 million during the six months ended June 30, 2023 from $63.8 million during the six months ended June 30, 2022. The increase in interest income on our securities and other short-term investments was due to an increase in the average yield of such investments. The yield on our securities and short-term investments increased 66 basis points during the six months ended June 30, 2023 in comparison to the six months ended June 30, 2022 primarily due to an increase in the rate paid on our cash held at the Federal Reserve Bank of Boston from an average of 0.52% during the six months ended June 30, 2022 to an average of 4.82% during the six months ended June 30, 2023. In addition, our cash deposited at the Federal Reserve Bank of Boston increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due primarily to the deposit of proceeds from the sale of AFS securities (discussed earlier) in March 2023. Partially offsetting this increase was a corresponding decrease in our average securities balance, which decreased $1.8 billion, or 19.5%, to $7.6 billion for the six months ended June 30, 2023 from $9.4 billion for the six months ended June 30, 2022 primarily due to the sales of AFS securities in March 2023. For additional discussion of the sales, refer to the section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2.
Interest Expense
During the three and six months ended June 30, 2023, interest expense increased $57.1 million and $104.3 million, respectively, to $60.2 million and $110.7 million, respectively, from $3.1 million and $6.5 million during the three and six months ended June 30, 2022, respectively. The increases were primarily attributable to an increase in deposit interest expense, which was primarily due to an increase in the deposit rates we offered.
During the three months ended June 30, 2023, interest expense on our interest-bearing deposits increased by $53.1 million to $56.1 million from $3.1 million during the three months ended June 30, 2022. This increase was due to an increase in the rates paid on deposits and an increase in average interest-bearing deposits. Rates paid on deposits increased by 161 basis points to 1.71% during the three months ended June 30, 2023 from 0.10% during the three months ended June 30, 2022, which we increased in response to an increase in market rates of interest and heightened industry-wide competition for deposits. During the three months ended June 30, 2023, the average interest-bearing deposits balance increased by $0.8 billion to $13.2 billion from $12.4 billion during the three months ended June 30, 2022 as a result of our increasing of rates paid on such deposits as well as purchases of brokered certificates of deposit. We did not purchase any brokered certificates of deposit during the three months ended June 30, 2022.
Interest expense related to our borrowings increased by $4.0 million to $4.0 million during three months ended June 30, 2023 from less than $0.1 million during the three months ended June 30, 2022. The increase in borrowings interest expense during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is attributable to an increase in our utilization of our FHLB borrowing capacity and an increase in rates paid on such borrowings. We increased utilization of our FHLB borrowing capacity in order to support ongoing operations.
During the six months ended June 30, 2023, interest expense on our interest-bearing deposits increased by $92.7 million to $99.1 million from $6.4 million during the six months ended June 30, 2022. This increase was due to an increase in the rates paid on deposits and an increase in the balance of average interest-bearing deposits. Rates paid on deposits increased by 142 basis points to 1.52% during the six months ended June 30, 2023 from 0.10% during the six months ended June 30, 2022, which we increased in response to an increase in market rates of interest and heightened industry-wide competition for deposits. During the six months ended June 30, 2023, the average interest-bearing deposits balance increased by $0.5 billion to $13.1 billion from $12.6 billion during the six months ended June 30, 2022. Average interest-bearing deposits increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as a result of our increasing of rates paid on such deposits as well as purchases of brokered certificates of deposit. We did not purchase any brokered certificates of deposit during the six months ended June 30, 2022.
Interest expense related to our borrowings increased by $11.6 million to $11.7 million during the six months ended June 30, 2023 from less than $0.1 million during the six months ended June 30, 2022. The increase in borrowings interest expense during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is attributable to an increase in our utilization of our FHLB borrowing capacity and an increase in rates paid on such borrowings. We increased utilization of our FHLB borrowing capacity in order to support ongoing operations.
Net Interest Income
Net interest income increased by $3.8 million, or 2.8%, to $141.6 million during the three months ended June 30, 2023 from $137.8 million for the three months ended June 30, 2022. Net interest income increased due to an increase in yields on interest-earning assets which exceeded the increase in the costs of interest-bearing liabilities. Partially offsetting the increase in yields on our interest-earning assets was the decrease in the average balance of net interest-earning assets of $1.6 billion, or 18.2%, to $7.4 billion during the three months ended June 30, 2023 from $9.0 billion during the three months ended June 30, 2022.
Net interest income increased by $14.0 million, or 5.3%, to $279.9 million during the six months ended June 30, 2023 from $265.9 million for the six months ended June 30, 2022. Net interest income increased due to an increase in yields on interest-earning assets which exceeded the increase in the costs of interest-bearing liabilities. Partially offsetting the increase in yields on our interest-earning assets was the decrease in the balance of average net interest-earning assets of $1.4 billion, or 15.0%, to $7.7 billion during the six months ended June 30, 2023 from $9.0 billion during the six months ended June 30, 2022.
The following chart shows our net interest margin over the past five quarters:

Net Interest Margin (“NIM”)
2.90%
2.85%
2.80%
2.75%
2.70%
2.65%
2.60%
2022 Q2
2022 Q3
2022 Q4
2023 Q1
2023 Q2
NIM

Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using marginal tax rates of 21.8% and 21.7% for the three and six months ended June 30, 2023, respectively, and 21.5% for both the three and six months ended June 30, 2022. Net interest margin increased 17 basis points to 2.80% during the three months ended June 30, 2023, from 2.63% during the three months ended June 30, 2022. Net interest margin increased 20 basis points to 2.73% during the six months ended June 30, 2023 from 2.53% during the six months ended June 30, 2022. The increase in net interest margin for the three and six months ended June 30, 2023 from the three and six months ended June 30, 2022 was primarily due to an increase in market rates of interest which resulted in an increase in our yield on interest-earning assets.

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
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$2,513,941	$21,992	3.51%	$1,960,014	$14,683	3.00%
Commercial	9,920,608	121,319	4.91%	8,944,652	83,586	3.75%
Consumer	1,370,011	21,045	6.16%	1,309,864	11,494	3.52%
Total loans	13,804,560	164,356	4.78%	12,214,530	109,763	3.60%
Non-taxable investment securities	197,744	1,817	3.69%	264,232	2,358	3.58%
Taxable investment securities	5,687,801	24,618	1.74%	8,619,478	31,121	1.45%
Other short-term investments	1,174,964	14,851	5.07%	345,731	652	0.76%
Total interest-earning assets	$20,865,069	$205,642	3.95%	$21,443,971	$143,894	2.69%
Non-interest-earning assets	1,084,413			962,734
Total assets	$21,949,482			$22,406,705
Interest-bearing liabilities:
Deposits:
Savings account	$1,552,702	$47	0.01%	$2,041,495	$51	0.01%
Interest checking account	4,270,945	6,141	0.58%	4,877,256	2,061	0.17%
Money market investment	5,064,469	26,611	2.11%	5,069,609	745	0.06%
Time account	2,275,844	23,347	4.11%	426,923	204	0.19%
Total interest-bearing deposits	13,163,960	56,146	1.71%	12,415,283	3,061	0.10%
Borrowings	348,597	4,031	4.64%	35,330	53	0.60%
Total interest-bearing liabilities	$13,512,557	$60,177	1.79%	$12,450,613	$3,114	0.10%
Demand accounts	5,332,045			6,661,920
Other noninterest-bearing liabilities	505,555			428,373
Total liabilities	19,350,157			19,540,906
Shareholders’ equity	2,599,325			2,865,799
Total liabilities and shareholders’ equity	$21,949,482			$22,406,705
Net interest income – FTE		$145,465			$140,780
Net interest rate spread (2)			2.16%			2.59%
Net interest-earning assets (3)	$7,352,512			$8,993,358
Net interest margin – FTE (4)			2.80%			2.63%
Average interest-earning assets to interest-bearing liabilities	154.41%			172.23%
Return on average assets (5)(6)	0.89%			0.92%
Return on average equity (5)(7)	7.51%			7.16%
Noninterest expense to average assets	2.22%			1.99%
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

(5)Presented on an annualized basis.
(6)Represents net income divided by average total assets.
(7)Represents net income divided by average equity.

	As of and for the six months ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$2,513,679	$43,605	3.50%	$1,948,816	$29,155	3.02%
Commercial	9,843,351	237,248	4.86%	8,958,795	161,811	3.64%
Consumer	1,364,345	41,105	6.08%	1,301,721	21,944	3.40%
Total loans	13,721,375	321,958	4.73%	12,209,332	212,910	3.52%
Non-taxable investment securities	197,755	3,634	3.71%	262,082	4,645	3.57%
Taxable investment securities	6,582,380	53,260	1.63%	8,504,026	58,997	1.40%
Other short-term investments	814,257	20,115	4.98%	672,757	1,088	0.33%
Total interest-earning assets	$21,315,767	$398,967	3.77%	$21,648,197	$277,640	2.59%
Non-interest-earning assets	912,120			1,198,409
Total assets	$22,227,887			$22,846,606
Interest-bearing liabilities:
Deposits:
Savings account	$1,636,457	$129	0.02%	$2,059,027	$102	0.01%
Interest checking account	4,316,981	10,853	0.51%	4,737,418	4,093	0.17%
Money market investment	5,052,467	46,916	1.87%	5,317,559	1,665	0.06%
Time account	2,104,802	41,181	3.95%	454,226	523	0.23%
Total interest-bearing deposits	13,110,707	99,079	1.52%	12,568,230	6,383	0.10%
Borrowings	510,925	11,669	4.61%	33,012	92	0.56%
Total interest-bearing liabilities	$13,621,632	$110,748	1.64%	$12,601,242	$6,475	0.10%
Demand accounts	5,577,294			6,741,424
Other noninterest-bearing liabilities	498,829			435,443
Total liabilities	19,697,755			19,778,109
Shareholders’ equity	2,530,132			3,068,497
Total liabilities and shareholders’ equity	$22,227,887			$22,846,606
Net interest income – FTE		$288,219			$271,165
Net interest rate spread (2)			2.13%			2.49%
Net interest-earning assets (3)	$7,694,135			$9,046,955
Net interest margin – FTE (4)			2.73%			2.53%
Average interest-earning assets to interest-bearing liabilities	156.48%			171.79%
(Loss) return on average assets (5)(6)	(1.32)%			0.91%
(Loss) return on average equity (5)(7)	(11.59)%			6.75%
Noninterest expense to average assets	2.16%			1.94%
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
2022 Q2
2022 Q3
2022 Q4
2023 Q1
2023 Q2
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded a provision for loan losses of $7.5 million for the three months ended June 30, 2023, compared to a provision of $1.1 million for the three months ended June 30, 2022 and a provision for loan losses of $7.5 million for the six months ended June 30, 2023 compared to a provision of $0.6 million for the six months ended June 30, 2022. Management determined a provision to be necessary for the three and six months ended June 30, 2023 primarily due to increased loan balances and higher reserve rates relative to heightened risk relative to our commercial real estate loans collateralized by properties in the investor office risk segment.
Management’s estimate of our allowance for loan losses as of June 30, 2023 and the provision for loan losses for the three and six months ended June 30, 2023, was supported, in part, by Oxford Economics’ June 2023 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will enter a mild recession in the second half of 2023 compared to the assumption used as of December 31, 2022, which had assumed the U.S. economy would enter a recession in the second quarter of 2023. This forecast reflects the combination of declining inflation, consistent labor market metrics, and stronger economic growth rates than anticipated following a June 2023 decision by the FOMC to not increase the federal funds rate. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included continued low unemployment rates and a steady gross domestic product (“GDP”). Further, the forecast assumed that the FOMC will continue to raise interest rates into the second half of 2023 as inflation remains well above its 2% target. Although the core consumer price index declined slightly in June 2023 from the prior month, inflation is expected to remain well above the FOMC’s 2% target through 2024. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will enter a more severe recession in the second half of 2023 and experience a decline in GDP of 2.7% peak-to-trough. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $11.1 million as of June 30, 2023. The upside scenario assumed GDP growth of 1.8% in both 2023 and 2024 and sustained recovery. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $6.4 million as of June 30, 2023.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(Dollars in thousands)
Insurance commissions	$27,609	$24,682	$2,927	11.9%	$59,112	$53,395	$5,717	10.7%
Service charges on deposit accounts	7,242	8,313	(1,071)	(12.9)%	13,714	16,850	(3,136)	(18.6)%
Trust and investment advisory fees	6,131	5,994	137	2.3%	11,901	12,135	(234)	(1.9)%
Debit card processing fees	3,513	3,223	290	9.0%	6,683	6,168	515	8.3%
Interest rate swap income	825	1,593	(768)	(48.2)%	417	4,525	(4,108)	90.8%
Income (losses) from investments held in rabbi trusts	3,002	(7,316)	10,318	(141.0)%	5,859	(11,749)	17,608	(149.9)%
(Losses) gains on sales of mortgage loans held for sale, net	(50)	49	(99)	(202.0)%	(124)	218	(342)	(156.9)%
Losses on sales of securities available for sale, net	—	(104)	104	(100.0)%	(333,170)	(2,276)	(330,894)	14,538.4%
Other	5,559	5,443	116	2.1%	11,109	9,026	2,083	23.1%
Total noninterest income (loss)	$53,831	$41,877	$11,954	28.5%	$(224,499)	$88,292	$(312,791)	(354.3)%
Noninterest income increased $12.0 million, or 28.5%, to $53.8 million for the three months ended June 30, 2023 from $41.9 million for the three months ended June 30, 2022. This increase was primarily due to a $10.3 million increase in income from investments held in rabbi trusts and a $2.9 million increase in insurance commissions. These favorable items were partially offset by a $1.1 million decrease in service charges on deposit accounts and a $0.8 million decrease in interest rate swap income.
•Income from investments held in rabbi trusts increased primarily as a result of a favorable mark-to-market adjustment on equity securities held in these accounts for the three months ended June 30, 2023 resulting in an increase in the market value of equity securities held in the rabbi trusts as compared to an unfavorable mark-to-market adjustment for the three months ended June 30, 2022.
•Insurance commissions increased primarily as a result of a increase in recurring commission income which was attributable to recent agency acquisitions consummated during the year ended December 31, 2022.
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
•Interest rate swap income decreased primarily as a result of a less favorable mark-to-market adjustment during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Noninterest income decreased $312.8 million, to a net loss of $224.5 million for the six months ended June 30, 2023 from income of $88.3 million for the six months ended June 30, 2022. This decrease was primarily due to a $330.9 million increase in losses on sales of securities available for sale, a $4.1 million decrease in interest rate swap income, and a $3.1 million decrease in service charges on deposit accounts. These unfavorable items were partially offset by a $17.6 million increase in income from investments held in rabbi trusts, a $5.7 million increase in insurance commissions, and a $2.1 million increase in other noninterest income.

•Losses on sales of securities available for sale, net, increased by $330.9 million to $333.2 million for the six months ended June 30, 2023 from $2.3 million for the six months ended June 30, 2022 due to balance sheet repositioning which was completed in March 2023 and included the decision by management to sell certain available for sale securities. Refer to the section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 for additional discussion of such sales.
•Interest rate swap income decreased primarily as a result of a less favorable mark-to-market adjustment during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
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
•Income from investments held in rabbi trusts increased primarily as a result of a favorable mark-to-market adjustment on equity securities held in these accounts for the six months ended June 30, 2023 resulting from an increase in the market value of equity securities held in the rabbi trusts as compared to an unfavorable mark-to-market adjustment for the six months ended June 30, 2022.
•Insurance commissions increased primarily as a result of an increase in recurring commission income which was attributable to recent agency acquisitions consummated during the year ended December 31, 2022.
•Other noninterest income increased primarily as a result of an increase in FHLB dividend income during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in the average balance of FHLB stock from $8.3 million during the six months ended June 30, 2022 to $24.9 million during the six months ended June 30, 2023 as well as the FHLB’s overall increases in dividends. Also contributing to the increase in noninterest income was an increase in commercial loan fee income, net of deferrals, which increased as a result of increased commercial loan origination volume during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2023	2022	Amount	%	2023	2022	Amount	%
				(Dollars in thousands)
Salaries and employee benefits	$79,224	$72,996	$6,228	8.5%	$157,702	$142,522	$15,180	10.7%
Office occupancy and equipment	9,802	9,888	(86)	(0.9)%	19,680	21,502	(1,822)	(8.5)%
Data processing	13,874	14,345	(471)	(3.3)%	27,315	29,665	(2,350)	(7.9)%
Professional services	4,056	3,532	524	14.8%	7,476	7,482	(6)	(0.1)%
Marketing	2,136	2,651	(515)	(19.4)%	3,233	4,225	(992)	(23.5)%
Loan expenses	1,115	1,626	(511)	(31.4)%	2,210	3,545	(1,335)	(37.7)%
FDIC insurance	3,034	1,720	1,314	76.4%	5,580	3,132	2,448	78.2%
Amortization of intangible assets	1,172	907	265	29.2%	2,132	1,734	398	23.0%
Other	7,235	3,474	3,761	108.3%	12,614	6,198	6,416	103.5%
Total noninterest expense	$121,648	$111,139	$10,509	9.5%	$237,942	$220,005	$17,937	8.2%

Noninterest expense increased by $10.5 million, or 9.5%, to $121.6 million during the three months ended June 30, 2023 from $111.1 million during the three months ended June 30, 2022. This increase was primarily due to a $6.2 million increase in salaries and employee benefits and a $3.8 million increase in other noninterest expenses.
•Salaries and employee benefits increased primarily due to a $4.6 million increase in benefit expense related to our defined contribution supplemental executive retirement plan (“DC SERP”). Participant benefits are adjusted based upon deemed investment performance. Accordingly, such investments experienced an increase in value during the three months ended June 30, 2023 resulting in a corresponding increase in the related benefit expense. Also contributing to the increase was an increase of $2.4 million in salaries and wages expense, which was primarily due to costs of living salary and wage increases and the addition of new employees. Also contributing to the increase in salaries and employee benefits was an increase in the legacy long-term cash-based incentive plan compensation expense as well as an increase in the restricted stock award expense. Expense related to the long-term cash-based incentive plan increased to a net expense during the three months ended June 30, 2023 compared to a net credit (reduction of expense) during the three months ended June 30, 2022, resulting from an increase in certain metrics to which the awards are tied during such periods. Also contributing to the increase was a $1.8 million increase in restricted stock award expense, which increased due to the restricted stock units and restricted stock awards granted in December 2022 and during the first and second quarter of 2023. Partially offsetting this increase was a decrease of $1.5 million in the pension service cost, which was primarily driven by a decrease in the assumed rate of compensation increase.
•Other noninterest expenses increased primarily due to a $3.1 million increase in other pension expense. This is primarily due to a decrease in expected return on plan assets in our Defined Benefit Plan. For further discussion on the Company’s Defined Benefit Plan refer to see Note 10, “Employee Benefits” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Also contributing to this increase was a $2.3 million increase in the provision for credit losses on off balance sheet exposures, which is primarily due to an increase in exposure on unfunded commercial loan commitments as well as unfunded commitments on home equity lines of credit.
Noninterest expense increased by $17.9 million, or 8.2%, to $237.9 million during the six months ended June 30, 2023 from $220.0 million during the six months ended June 30, 2022. This increase was primarily due to a $15.2 million increase in salaries and employee benefits, a $6.4 million increase in other noninterest expenses, and a $2.4 million increase in FDIC insurance expenses. Partially offsetting these increases were a $2.4 million decrease in data processing expenses and a $1.8 million decrease in office occupancy and equipment expenses.
•Salaries and employee benefits increased primarily due to an $8.0 million increase in benefit expense related to our defined contribution supplemental executive retirement plan (“DC SERP”). Participant benefits are adjusted based upon deemed investment performance. Accordingly, such investments experienced an increase in value during the six months ended June 30, 2023 resulting in a corresponding increase in the related benefit expense. Also contributing to the increase was an increase of $6.1 million in salaries and wages expense, which was primarily due to costs of living salary and wage increases and the addition of new employees. Also contributing to the increase in salaries and employee benefits was an increase in the legacy long-term cash-based incentive plan compensation expense as well as an increase in the restricted stock award expense. Expense related to the long-term cash-based incentive plan was a net credit (reduction of expense) during both the six months ended June 30, 2023 and 2022, which resulted from a decline in certain metrics to which the awards are tied during such periods. The decline in expense during the six months ended June 30, 2023 was less than the decline during the six months ended June 30, 2022. Also contributing to the increase was a $3.2 million increase in restricted stock award expense, which increased due to the restricted stock units and restricted stock awards granted in December 2022 and during the first and second quarter of 2023. Partially offsetting this increase was a decrease of $2.9 million in the pension service cost, which was primarily driven by a decrease in the assumed rate of compensation increase.
•Other noninterest expenses increased primarily due to a $6.3 million increase in other pension expense. This is primarily due to a decrease in expected return on plan assets in our Defined Benefit Plan. For further discussion on the Company’s Defined Benefit Plan refer to Note 10, “Employee Benefits” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Also contributing to this increase was a $3.7 million increase in the provision for credit losses on off balance sheet exposures, which was primarily due to an increase in exposure on unfunded commercial loan commitments as well as unfunded commitments on home equity lines of credit. Partially offsetting these items was a $1.4 million decrease in post-retirement bank-owned life insurance expense which was primarily caused by an increase in the discount rate used to determine the liability related to our split-dollar life insurance policies which resulted in a decrease in the expense associated with such liabilities, and a $0.9 million decrease in bad check losses, which was primarily due to less check fraud primarily as a result of the preventative initiatives implemented by the U.S. Postal Service during the six months ended June 30, 2023.
•FDIC insurance expenses increased $2.4 million primarily due to an increase in the assessment rates charged by the FDIC during the six months ended June 30, 2023 compared to during the six months ended June 30, 2022.

•Data processing expenses are primarily comprised of costs associated with the processing of customer transactions including loans and deposits and are partially impacted by fluctuations in related transaction volume. Such expenses, including core data processing expenses, decreased during the six months ended June 30, 2023 from the six months ended June 30, 2022, primarily due to decreased customer deposit activity.
•Office occupancy and equipment expenses decreased primarily due to a decrease in operating lease expense, which was primarily due to a decrease in the number of occupancy leases during the six months ended June 30, 2023 compared to during the six months ended June 30, 2022.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated
Tax Provision and Applicable Tax Rates

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Combined federal and state income tax provision (benefit)	$17,613	$16,273	$(44,631)	$30,915
Effective income tax rate	26.6%	24.1%	23.5%	23.1%
Blended statutory tax rate	28.2%	28.1%	28.2%	28.1%
Income tax expense increased by $1.3 million to $17.6 million in the three months ended June 30, 2023 from $16.3 million in the three months ended June 30, 2022. The increase was primarily due to an increase in amortization expense related to our LIHTC investments. For additional information related to the Company’s LIHTC investments and income taxes see Note 8, “Low Income Housing Tax Credits and Other Tax Credit Investments” and Note 12, “Income Taxes” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Income tax expense decreased by $75.5 million to a benefit of $44.6 million in the six months ended June 30, 2023 from a provision of $30.9 million in the six months ended June 30, 2022. The decrease in income tax expense, which resulted in a tax benefit for the six months ended June 30, 2023, was primarily due to lower income before income tax expense, which was a net loss during the six months ended June 30, 2023 as a consequence of losses realized on sales of available for sale securities in the first quarter of 2023. For additional information related to the Company’s income taxes see Note 12, “Income Taxes” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Financial Position and Results of Operations of our Business Segments
Comparison of the three and six months ended June 30, 2023 and 2022

	As of and for the three months ended June 30,
	2023				2022
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$141,588	$—	$—	$141,588	$137,757	$—	$—	$137,757
Provision for allowance for loan losses	7,501	—	—	7,501	1,050	—	—	1,050
Net interest income after provision for loan losses	134,087	—	—	134,087	136,707	—	—	136,707
Noninterest income	25,948	27,883	—	53,831	18,005	23,891	(19)	41,877
Noninterest expense	100,806	21,797	(955)	121,648	92,628	19,516	(1,005)	111,139
Income before income tax expense	59,229	6,086	955	66,270	62,084	4,375	986	67,445
Income tax expense	15,891	1,722	—	17,613	15,045	1,228	—	16,273
Net income	$43,338	$4,364	$955	$48,657	$47,039	$3,147	$986	$51,172
Total assets	$21,442,008	$228,919	$(87,434)	$21,583,493	$22,210,434	$217,669	$(77,255)	$22,350,848
Total liabilities	$19,093,354	$50,801	$(87,434)	$19,056,721	$19,656,675	$53,032	$(77,255)	$19,632,452

	As of and for the six months ended June 30,
	2023				2022
	Banking Business	Insurance Agency Business	Other/ Eliminations	Total	Banking Business	Insurance Agency Business	Other/ Eliminations	Total
	(In thousands)
Net interest income	$279,897	$—	$—	$279,897	$265,881	$—	$—	$265,881
Provision for allowance for loan losses	7,526	—	—	7,526	565	—	—	565
Net interest income after provision for loan losses	272,371	—	—	272,371	265,316	—	—	265,316
Noninterest income	(284,258)	59,927	(168)	(224,499)	36,142	52,340	(190)	88,292
Noninterest expense	196,752	43,385	(2,195)	237,942	183,074	38,989	(2,058)	220,005
Income before income tax expense	(208,639)	16,542	2,027	(190,070)	118,384	13,351	1,868	133,603
Income tax expense	(49,302)	4,671	—	(44,631)	27,153	3,762	—	30,915
Net income	$(159,337)	$11,871	$2,027	$(145,439)	$91,231	$9,589	$1,868	$102,688
Banking Segment
•Interest and dividend income increased by $60.9 million, or 43.2% to $201.8 million for the three months ended June 30, 2023 from $140.9 million for the three months ended June 30, 2022 which was primarily driven by an increase in the yields on interest-earning assets. The overall increase in our yield on interest-earning assets, which increased 126 basis points from 2.69% during the three months ended June 30, 2022 to 3.95% during the three months ended June 30, 2023, was partially offset by a decrease in average interest-earning assets, which resulted in an increase in interest income. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Interest expense increased by $57.1 million to $60.2 million during the three months ended June 30, 2023 from $3.1 million during the three months ended June 30, 2022, primarily due to an increase in the rates paid on deposits. Rates paid on deposits increased 161 basis points from 0.10% during the three months ended June 30, 2022 to 1.71% during the three months ended June 30, 2023. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Interest and dividend income increased by $118.3 million, or 43.4% to $390.6 million for the six months ended June 30, 2023 from $272.4 million for the six months ended June 30, 2022, primarily due to an increase in the yields on interest-earning assets. The overall increase in our yield on interest-earning assets, which increased 118 basis points from 2.59% during the six months ended June 30, 2022 to 3.77% during the six months ended June 30, 2023, resulted in an increase in interest income. The increase in interest income was partially offset by a decrease in average interest-earning assets. For additional discussion, refer to the earlier “Interest and Dividends” section.
•Interest expense increased by $104.3 million to $110.7 million during the six months ended June 30, 2023 from $6.5 million during the six months ended June 30, 2022, primarily due to an increase in the rates paid on deposits. Rates paid on deposits increased by 142 basis points from 0.10% during the six months ended June 30, 2022 to 1.52% during the six months ended June 30, 2023. For additional discussion, refer to the earlier “Interest and Dividends” section.
•We recorded a provision for loan losses of $7.5 million for the three months ended June 30, 2023, compared to a provision of $1.1 million for the three months ended June 30, 2022 and a provision for loan losses of $7.5 million for the six months ended June 30, 2023 compared to a provision of $0.6 million for the six months ended June 30, 2022. The increase in the provision for allowance for loan losses for the three and six months ended June 30, 2023 compared to the provision for allowance for loan losses for the three and six months ended June 30, 2022 was due primarily to increased loan balances and higher reserve rates relative to heightened risk relative to commercial real estate loans collateralized by properties in the investor office risk segment.
•Noninterest income increased by $7.9 million, or 44.1%, to $25.9 million during the three months ended June 30, 2023 from $18.0 million during the three months ended June 30, 2022. This increase was primarily the result of a $9.2 million increase in income from investments held in rabbi trusts resulting from a favorable mark-to-market adjustment on equity securities held in these accounts for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
•Partially offsetting the increase in noninterest income during the three months ended June 30, 2023 was a $1.1 million decrease in our deposit service charges income primarily as a result of decreased corporate account analysis charges and overdraft fees as a result of decreased customer deposit activity.
•Noninterest income decreased $320.4 million to a loss of $284.3 million during the six months ended June 30, 2023 from income of $36.1 million during the six months ended June 30, 2022. This decrease was primarily due to losses on sales of securities available for sale of $333.2 million during the six months ended June 30, 2023 compared to a loss of $2.3 million during the six months ended June 30, 2022. The losses on sales were due to the decision by management to sell certain available for sale securities in March 2023, the majority of which were in a net unrealized loss position at the time of sale.
•Also contributing to the decrease in noninterest income during the six months ended June 30, 2023 was a $4.1 million decrease in our interest rate swap income, primarily as a result of an unfavorable mark-to-market adjustment during the six months ended June 30, 2023 compared to a favorable mark-to-market adjustment during the six months ended June 30, 2022. Also contributing to the decrease in noninterest income during the six months ended June 30, 2023 was a $3.1 million decrease in deposit service charges, which was primarily driven by decreased corporate account analysis charges and overdraft fees as a result of decreased customer deposit activity.
•Partially offsetting the decrease in noninterest income was income from investments held in rabbi trust accounts of $5.3 million for the six months ended June 30, 2023 compared to a loss of $10.4 million recorded for the six months ended June 30, 2022, which represents an increase of $15.7 million. The increase was primarily a result of a favorable mark-to-market adjustment on equity securities held in these accounts during the six months ended June 30, 2023.
•Noninterest expense increased $8.2 million, or 8.8%, to $100.8 million during the three months ended June 30, 2023 from $92.6 million during the three months ended June 30, 2022. This increase was driven primarily by a $2.8 million increase in other pension expenses, a $2.3 million increase in the provision for credit losses on off balance sheet exposures, a $2.0 million increase in salaries and wages expenses, and a $2.0 million increase in the legacy long-term cash-based incentive compensation plan expense. Refer to the earlier “Noninterest Expense” section for additional discussion of these items.
•Noninterest expense increased $13.7 million, or 7.5%, to $196.8 million during the six months ended June 30, 2023 from $183.1 million during the six months ended June 30, 2022. This increase was driven primarily by a a $5.6 million increase in other pension expenses, a $5.0 million increase in salaries and wages expenses, a $4.5 million increase in the legacy long-term cash-based incentive compensation plan expense, and a $3.7 million increase in the provision for credit losses on off balance sheet exposures. Partially offsetting these increases were a $2.4 million decrease in data processing expenses and a $1.8 million decrease in office occupancy and equipment expenses. Refer to the earlier “Noninterest Expense” section for additional discussion of these items.
Insurance Agency Segment
•Noninterest income related to our insurance agency business increased by $4.0 million, or 16.7%, to $27.9 million during the three months ended June 30, 2023 from $23.9 million during the three months ended June 30, 2022. Similarly, noninterest income related to our insurance agency business increased by $7.6 million, or 14.5%, to $59.9 million during the six months ended June 30, 2023 from $52.3 million during the six months ended June 30, 2022. These increases are primarily attributable to increased commission income and increased income from investments held in rabbi trusts. Refer to the earlier “Noninterest Income” section for additional discussion of this items.
•Noninterest expense related to our insurance agency business increased by $2.3 million, or 11.7%, to $21.8 million during three months ended June 30, 2023 from $19.5 million during three months ended June 30, 2022. Noninterest expense related to our insurance agency business increased by $4.4 million, or 11.3% to $43.4 million during the six months ended June 30, 2023 from $39.0 million during the six months ended June 30, 2022. These increases were primarily due to an increase in benefit expenses related to our DC SERP and increases in regular salaries and wages expenses. Refer to the earlier “Noninterest Expense”section for additional discussion of these items.
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
As noted in the earlier section titled “Outlook and Trends” and the later section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” in this Item 2, we completed a balance sheet repositioning during the first quarter of 2023 by selling a portion of our AFS investment securities portfolio for total proceeds of $1.9 billion. Such securities were lower-yielding U.S. Agency bonds and government-sponsored residential and commercial mortgage-backed securities which were purchased when interest rates were historically low. Prior to the sale, we placed reliance on wholesale funding, including brokered deposits, to meet our loan-growth needs which have a higher cost than deposits originating within the markets we serve and are not our preferred sources of funding. Subsequent to the sale, our reliance on such funding sources is lessened as we believe we have a stronger liquidity position.
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. We estimate what our net interest income would be for a 12-month period assuming no changes in interest rates. We then estimate what the net interest income would be for the same period under the assumption that that market rates increase and decrease instantaneously by certain basis point increments, which vary by period depending upon market conditions, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column below. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. We do not model negative interest rate scenarios.

The tables below set forth, as of June 30, 2023 and December 31, 2022, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of June 30, 2023
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$565,029	(6.9)%
200	585,213	(3.5)%
100	595,186	(1.9)%
Flat	606,654	—%
(100)	614,624	1.3%
(200)	618,294	1.9%
(400)	603,919	(0.5)%

	As of December 31, 2022
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$528,247	(8.4)%
300	539,739	(6.4)%
200	552,231	(4.2)%
Flat	576,477	—%
(100)	585,728	1.6%
(200)	586,771	1.8%
(1)Assumes an immediate uniform change in market interest rates at all maturities, except in the down 400 basis point scenario as it relates to information as of June 30, 2023 and the down 200 basis point scenario as it relates to information as of December 31, 2022, where rates are floored at zero at all maturities.
As of June 30, 2023, our model, as indicated above, shows a decline in our net interest income in rising rate scenarios and the 400 basis point falling rate scenario. In the rising rate scenarios, funding costs are modeled to rise faster than income on earning assets, due, in part, to the mix of funding which has shifted towards higher rate paying deposits and wholesale funding in recent quarters. In the 400 basis point falling rate scenario as of June 30, 2023, the model shows a decline in our net interest income as deposit floors limit interest expense savings. As shown in the table above, the model generated similar results as of December 31, 2022. That is, the model showed a decline in our net interest income in the rising rate scenarios as funding costs were modeled to rise faster than income on earning assets, due, in part, to the shift in our mix of funding. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period. As such, we did not previously model an instantaneous 400 basis point decrease in interest rates at December 31, 2022 given the lower level of interest rates compared to June 30, 2023.
Management may use investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. Management believes these derivatives provide significant protection against falling interest rates. For additional information related to our interest rate derivative financial instruments see Note 14, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at June 30, 2023 and (+200, +300, +400 basis points and -100, -200 basis points) at December 31, 2022.

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
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)		As of June 30, 2023
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$3,347,733	$(532,818)	(13.7)%	17.98%
200	3,570,096	(310,455)	(8.0)%	18.26%
100	3,699,799	(180,752)	(4.7)%	18.43%
Flat	3,880,551	—	—	18.76%
(100)	3,997,958	117,407	3.0%	18.79%
(200)	4,065,461	184,910	4.8%	18.61%
(400)	4,043,585	163,034	4.2%	17.59%

Change in Interest Rates (basis points) (1)		As of December 31, 2022
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$3,691,963	$(691,696)	(15.8)%	18.48%
300	3,834,512	(549,147)	(12.5)%	18.72%
200	4,007,265	(376,394)	(8.6)%	19.04%
Flat	4,383,659	—	—	19.66%
(100)	4,527,743	144,084	3.3%	19.74%
(200)	4,620,994	237,335	5.4%	19.61%
(1)Assumes an immediate uniform change in market interest rates at all maturities, except in the down 400 basis point scenario as it relates to information as of June 30, 2023 and the down 200 basis point scenario as it relates to information as of December 31, 2022, where rates are floored at zero at all maturities.
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
Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies
Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the normal course of business. Liquidity is primarily needed to meet deposit withdrawals and anticipated loan fundings, as well as current and planned expenditures. We seek to maintain sources of liquidity that are reliable and diversified and that may be used during the normal course of business as well as on a contingency basis.
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities, subject to market conditions. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are unencumbered cash and due from banks and securities classified as available for sale, which could be liquidated, subject to market conditions. In the future, our liquidity position will continue to be affected by the level of customer deposits and payments, as well as any acquisitions, dividends, and share repurchases in which we may engage. For the next twelve months, we believe that our existing resources, including our capacity to use brokered deposits and wholesale borrowings, will be sufficient to meet the liquidity and capital requirements of our operations. We may elect to raise additional capital through the sale of additional equity or debt financing to fund business activities such as strategic acquisitions, share repurchases, or other purposes beyond the next twelve months.
At June 30, 2023, we had $873.5 million of cash and cash equivalents, an increase of $704.0 million from $169.5 million at December 31, 2022. The increase in cash levels was due primarily to a decrease of $2.2 billion in AFS securities from $6.7 billion at December 31, 2022 to $4.5 billion at June 30, 2023. In March 2023, we completed a balance sheet repositioning by selling lower yielding AFS securities. The sale allowed us to redeploy the proceeds in the current higher interest rate environment through increased cash levels and loan fundings, and the reduction of wholesale borrowings. The increased cash levels following our balance sheet repositioning provided strong balance sheet liquidity to support the needs of our depositors as part of our liquidity contingency planning during the uncertain environment created by the bank failures in the months of March and May 2023. Advances from the FHLBB were also used to support ongoing operations and totaled $314.0 million and $704.1 million at June 30, 2023 and December 31, 2022, respectively.
We participate in the IntraFi Network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At both June 30, 2023 and December 31, 2022 we had no IntraFi Network one-way sell deposits. At June 30, 2023 and December 31, 2022, we had repurchased $1.1 billion and $665.0 million, respectively, of previously sold reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At June 30, 2023, we had $314.0 million in outstanding advances and the ability to borrow up to an additional $2.4 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At June 30, 2023, we had a $2.5 billion collateralized line of credit from the Federal Reserve Bank of Boston through the Bank Term Funding Program. The Bank Term Funding Program was created by the Federal Reserve in March 2023. At June 30, 2023, we had the ability to borrow up to $877.6 million from the Federal Reserve Bank of Boston Discount Window. In addition, we were able to acquire brokered deposits at our discretion to raise additional funds. At June 30, 2023, we had $700.0 million in brokered certificates of deposit. At June 30, 2023, cash and cash equivalents were $873.5 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $5.8 billion, providing total liquidity sources of $6.6 billion. These liquidity sources provided 112% coverage of all customer uninsured and uncollateralized deposits, which totaled $5.9 billion, or 32% of total deposits, as of June 30, 2023. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” within this Item 2.
Sources of Liquidity

	As of June 30, 2023		As of December 31, 2022
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi deposits	$1,091,671	$—	$664,971	$—
Brokered deposits (1)	700,000	—	928,648	—
Federal Home Loan Bank (2)	314,021	2,354,725	704,084	1,976,166
Federal Reserve Bank of Boston- Bank Term Funding Program (3)	—	2,536,037	—	—
Federal Reserve Bank of Boston- Discount Window (4)	—	877,551	—	538,894
Total	$2,105,692	$5,768,313	$2,297,703	$2,515,060
(1)The additional borrowing capacity has not been assessed for this category.

(2)As of June 30, 2023 and December 31, 2022, loans have been pledged to the FHLBB with a carrying value of $4.2 billion and $3.9 billion, respectively, resulting in this additional unused borrowing capacity.
(3)Securities with a carrying value of $2.5 billion at June 30, 2023 have been pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program, resulting in this additional unused borrowing capacity.
(4)Loans with a carrying value of $1.1 billion at both June 30, 2023 and December 31, 2022, and securities with a carrying value of $374.9 million at June 30, 2023 were pledged to the Discount Window, resulting in this additional borrowing capacity. No securities were pledged to the Discount Window at December 31, 2022.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At June 30, 2023 and December 31, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10.0%; (2) a minimum of common equity Tier 1 capital ratio of 6.5%; (3) a minimum of Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of June 30, 2023 and December 31, 2022. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
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
The Company’s actual capital ratios are presented in the following table:

	As of June 30, 2023	As of December 31, 2022
Capital Ratios:
Average equity to average assets (1)	11.84%	12.52%
Total regulatory capital (to risk-weighted assets)	16.68%	17.89%
Common equity Tier 1 capital (to risk-weighted assets)	15.69%	16.94%
Tier 1 capital (to risk-weighted assets)	15.69%	16.94%
Tier 1 capital (to average assets) leverage	11.72%	12.03%
(1)The ratio presented as of June 30, 2023 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At June 30, 2023, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2022 Form 10-K.
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
At June 30, 2023, we had $6.0 billion of commitments to originate loans, comprised of $3.6 billion of commitments under commercial loans and lines of credit (including $882.6 million of unadvanced portions of construction loans), $2.1 billion of commitments under home equity loans and lines of credit, $200.8 million in standard overdraft coverage commitments, $42.3 million of unfunded commitments related to residential real estate loans and $62.9 million in other consumer loans and lines of credit. In addition, at June 30, 2023, we had $63.0 million in standby letters of credit outstanding. We also had $6.6 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely and/or hybrid. The Company is continually monitoring and assessing the impact of working remotely and/or hybrid on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Executive officer Nancy Huntington Stager, President and Chief Executive Officer of Eastern Bank Foundation, adopted a trading arrangement intended to satisfy the affirmative defense conditions of the SEC’s Rule 10b5-1(c) on June 13, 2023. The plan provides for the sale of up to 55,395 shares of Company common stock and continues through January 31, 2024.

ITEM 6.EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2023 and 2022, (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+
*Filed herewith
+    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

Date: August 3, 2023	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: August 3, 2023	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)