Form 10-Q
period 2023-09-30
Eastern Bankshares, Inc.
filed 2023-11-03
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
176,426,993 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of October 31, 2023.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$72,689	$106,040
Short-term investments	536,119	63,465
Cash and cash equivalents	608,808	169,505
Securities:
Available for sale (amortized cost $5,257,264 and $7,825,435, respectively)	4,261,518	6,690,778
Held to maturity (fair value $387,654 and $423,226, respectively)	455,900	476,647
Total securities	4,717,418	7,167,425
Loans held for sale
Commercial and industrial loan held for sale	22,213	—
Residential real estate loans held for sale	1,679	4,543
Total loans held for sale	23,892	4,543
Loans:
Commercial and industrial	3,087,509	3,150,946
Commercial real estate	5,396,912	5,155,323
Commercial construction	382,615	336,276
Business banking	1,087,799	1,090,492
Residential real estate	2,550,861	2,460,849
Consumer home equity	1,193,859	1,187,547
Other consumer	219,720	194,098
Total loans	13,919,275	13,575,531
Allowance for loan losses	(155,146)	(142,211)
Unamortized premiums, net of unearned discounts and deferred fees	(19,307)	(13,003)
Net loans	13,744,822	13,420,317
Federal Home Loan Bank stock, at cost	37,125	41,363
Premises and equipment	59,033	62,493
Bank-owned life insurance	163,700	160,790
Goodwill and other intangibles, net	566,709	568,009
Deferred income taxes, net	416,081	331,963
Prepaid expenses	156,113	165,368
Other assets	527,873	426,863
Assets of discontinued operations	124,718	128,219
Total assets	$21,146,292	$22,646,858
LIABILITIES AND EQUITY
Deposits:
Demand	$5,177,015	$6,240,637
Interest checking accounts	3,671,871	4,568,122
Savings accounts	1,393,545	1,831,123
Money market investment	4,709,149	4,710,095
Certificates of deposit	2,472,589	1,624,382
Total deposits	17,424,169	18,974,359
Borrowed funds:
Short-term Federal Home Loan Bank advances	656,336	691,297
Escrow deposits of borrowers	24,947	22,314
Interest rate swap collateral funds	16,900	14,430
Long-term Federal Home Loan Bank advances	17,189	12,787
Total borrowed funds	715,372	740,828
Other liabilities	525,378	424,951
Liabilities of discontinued operations	34,820	34,930
Total liabilities	18,699,739	20,175,068

Commitments and contingencies (see Note 13)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 176,376,675 and 176,172,073 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,766	1,762
Additional paid in capital	1,661,136	1,649,141
Unallocated common shares held by the Employee Stock Ownership Plan	(133,992)	(137,696)
Retained earnings	1,747,225	1,881,775
Accumulated other comprehensive income, net of tax	(829,582)	(923,192)
Total shareholders’ equity	2,446,553	2,471,790
Total liabilities and shareholders’ equity	$21,146,292	$22,646,858
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$169,274	$124,992	$483,676	$333,595
Taxable interest and dividends on securities	24,191	29,280	77,451	88,277
Non-taxable interest and dividends on securities	1,434	1,917	4,302	5,585
Interest on federal funds sold and other short-term investments	7,269	1,638	27,384	2,726
Total interest and dividend income	202,168	157,827	592,813	430,183
Interest expense:
Interest on deposits	59,607	4,781	158,686	11,164
Interest on borrowings	5,356	867	17,025	959
Total interest expense	64,963	5,648	175,711	12,123
Net interest income	137,205	152,179	417,102	418,060
Provision for allowance for loan losses	7,328	6,480	14,854	7,045
Net interest income after provision for allowance for loan losses	129,877	145,699	402,248	411,015
Noninterest income (loss):
Service charges on deposit accounts	7,403	6,708	21,117	23,558
Trust and investment advisory fees	6,235	5,832	18,136	17,967
Debit card processing fees	3,388	3,249	10,071	9,417
Interest rate swap income	1,695	1,562	2,112	6,087
(Losses) income from investments held in rabbi trusts	(1,523)	(2,248)	4,336	(13,997)
Losses on sales of commercial and industrial loans	(2,651)	—	(2,651)	—
(Losses) gains on sales of mortgage loans held for sale, net	(164)	22	(288)	240
Losses on sales of securities available for sale, net	—	(198)	(333,170)	(2,474)
Other	4,774	4,597	15,845	13,527
Total noninterest income (loss)	19,157	19,524	(264,492)	54,325
Noninterest expense:
Salaries and employee benefits	60,898	61,292	185,264	171,525
Office occupancy and equipment	8,641	8,880	26,797	28,804
Data processing	13,443	12,242	38,555	39,711
Professional services	7,125	4,218	13,277	11,510
Marketing expenses	1,765	2,118	4,899	6,262
Loan expenses	1,082	2,211	3,292	5,757
FDIC insurance	2,808	1,578	8,388	4,710
Amortization of intangible assets	504	299	1,299	899
Other	5,482	2,927	15,802	6,888
Total noninterest expense	101,748	95,765	297,573	276,066
Income (loss) from continuing operations before income tax expense (benefit)	47,286	69,458	(159,817)	189,274
Income tax (benefit) expense	(16,178)	16,650	(65,619)	43,681
Net income (loss) from continuing operations	$63,464	$52,808	$(94,198)	$145,593
Net (loss) income from discontinued operations	(4,351)	1,969	7,872	11,872
Net income (loss)	$59,113	$54,777	$(86,326)	$157,465
Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.39	$0.32	$(0.58)	$0.87
Basic (loss) earnings per share from discontinued operations	(0.03)	0.01	0.05	0.07
Basic earnings (loss) per share	$0.36	$0.33	$(0.53)	$0.94
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.39	$0.32	$(0.58)	$0.87
Diluted (loss) earnings per share from discontinued operations	(0.03)	0.01	0.05	0.07
Diluted earnings per share	$0.36	$0.33	$(0.53)	$0.94
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$59,113	$54,777	$(86,326)	$157,465
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(117,260)	(261,469)	116,285	(860,269)
Net change in fair value of cash flow hedges	(10,980)	(56,062)	(21,573)	(61,482)
Net change in other comprehensive income for defined benefit postretirement plans	(360)	(124)	(1,102)	(371)
Total other comprehensive (loss) income	(128,600)	(317,655)	93,610	(922,122)
Total comprehensive (loss) income	$(69,487)	$(262,878)	$7,284	$(764,657)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended September 30, 2023 and 2022

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at June 30, 2022	179,253,801	$1,793	$1,700,495	$1,817,474	$(661,163)	$(140,203)	$2,718,396
Dividends to common shareholders	—	—	—	(16,494)	—	—	(16,494)
Repurchased common stock	(1,481,248)	(15)	(28,935)	—	—	—	(28,950)
Share-based compensation	—	—	3,561	—	—	—	3,561
Net income	—	—	—	54,777	—	—	54,777
Other comprehensive loss, net of tax	—	—	—	—	(317,655)	—	(317,655)
ESOP shares committed to be released	—	—	1,275	—	—	1,253	2,528
Balance at September 30, 2022	177,772,553	$1,778	$1,676,396	$1,855,757	$(978,818)	$(138,950)	$2,416,163

Balance at June 30, 2023	176,376,675	$1,766	$1,656,750	$1,704,470	$(700,982)	$(135,232)	$2,526,772
Dividends to common shareholders	—	—	—	(16,358)	—	—	(16,358)
Share-based compensation	—	—	3,675	—	—	—	3,675
Net income	—	—	—	59,113	—	—	59,113
Other comprehensive loss, net of tax	—	—	—	—	(128,600)	—	(128,600)
ESOP shares committed to be released	—	—	711	—	—	1,240	1,951
Balance at September 30, 2023	176,376,675	$1,766	$1,661,136	$1,747,225	$(829,582)	$(133,992)	$2,446,553
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2023 and 2022

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2021	186,305,332	$1,863	$1,835,241	$1,768,653	$(56,696)	$(142,709)	$3,406,352
Cumulative effect of accounting adjustment (1)	—	—	—	(20,098)	—	—	(20,098)
Dividends to common shareholders	—	—	—	(50,263)	—	—	(50,263)
Repurchased common stock	(8,564,338)	(86)	(170,685)	—	—	—	(170,771)
Issuance of restricted stock awards	31,559	1	(1)	—	—	—	—
Share-based compensation	—	—	8,092	—	—	—	8,092
Net income	—	—	—	157,465	—	—	157,465
Other comprehensive loss, net of tax	—	—	—	—	(922,122)	—	(922,122)
ESOP shares committed to be released	—	—	3,749	—	—	3,759	7,508
Balance at September 30, 2022	177,772,553	$1,778	$1,676,396	$1,855,757	$(978,818)	$(138,950)	$2,416,163

Balance at December 31, 2022	176,172,073	$1,762	$1,649,141	$1,881,775	$(923,192)	$(137,696)	$2,471,790
Cumulative effect of accounting adjustment (2)	—	—	—	822	—	—	822
Dividends to common shareholders	—	—	—	(49,046)	—	—	(49,046)
Issuance of restricted stock awards	47,820	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements (3)	156,782	3	(1,167)	—	—	—	(1,164)
Share-based compensation	—	—	11,387	—	—	—	11,387
Net loss	—	—	—	(86,326)	—	—	(86,326)
Other comprehensive income, net of tax	—	—	—	—	93,610	—	93,610
ESOP shares committed to be released	—	—	1,776	—	—	3,704	5,480
Balance at September 30, 2023	176,376,675	$1,766	$1,661,136	$1,747,225	$(829,582)	$(133,992)	$2,446,553
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
(3)Represents shares issued, net of employee tax withheld, during the nine months ended September 30, 2023 upon the vesting of restricted stock units. Refer to Note 11, “Share-Based Compensation” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2023	2022

Operating activities
Net (loss) income from continuing operations	$(94,198)	$145,593
Net income from discontinued operations	7,872	11,872
Net (loss) income	(86,326)	157,465
Adjustments to reconcile net income to net cash provided by operating activities
Provision for allowance for loan losses	14,854	7,045
Depreciation and amortization	9,041	8,923
Impairment of right-of-use assets	395	604
Amortization (accretion) of deferred loan fees and premiums, net	4,394	(3,499)
Deferred income tax (benefit) expense	(96,622)	12,096
Amortization of investment security premiums and discounts, net	5,123	15,251
Right-of-use asset amortization	8,191	8,634
Share-based compensation	11,387	8,092
Increase in cash surrender value of bank-owned life insurance	(2,910)	(2,747)
Loss on sale of securities available for sale, net	333,170	2,474
Net gain on bank premises and equipment	—	(1,423)
Accretion of gains from terminated interest rate swaps	(46)	(9,653)
Employee Stock Ownership Plan expense	5,480	7,508
Realized loss on sales of commercial loans (1)	2,505	—
Other	138	662
Change in:
Loans held for sale	2,881	245
Prepaid pension expense	3,607	(8,599)
Other assets	(2,197)	73,400
Other liabilities	(8,532)	(60,025)
Net cash provided by operating activities - continuing operations	196,661	204,581
Net cash provided by operating activities - discontinued operations	12,271	21,923
Net cash provided by operating activities	208,932	226,504
Investing activities
Proceeds from sales of securities available for sale	1,899,724	400,543
Proceeds from maturities and principal paydowns of securities available for sale	329,795	880,145
Purchases of securities available for sale	—	(740,770)
Proceeds from maturities and principal paydowns of securities held to maturity	21,106	11,968
Purchases of securities held to maturity	—	(493,678)
Proceeds from sale of Federal Home Loan Bank stock	239,565	16,214
Purchases of Federal Home Loan Bank stock	(235,327)	(24,024)
Contributions to low income housing tax credit investments	(26,916)	(14,967)
Contributions to other equity investments	(720)	(450)
Distributions from other equity investments	253	762
Net increase in outstanding loans, excluding loan purchases	(524,790)	(546,296)
Proceeds from sales of commercial loans	189,296	—
Purchases of loans	(31,980)	(79,880)
Proceeds from life insurance policies	—	20,446
Purchased banking premises and equipment	(4,290)	(6,381)
Proceeds from sale of premises held for sale	—	17,313
Net cash provided by (used in) investing activities - continuing operations	1,855,716	(559,055)
Net cash used in investing activities - discontinued operations	(47)	(13,400)
Net cash provided by (used in) investing activities	1,855,669	(572,455)
Financing activities
Net decrease in demand, savings, interest checking, and money market investment deposit accounts	(2,398,397)	(725,125)
Net increase (decrease) in time deposits	848,207	(169,805)
Net (decrease) increase in borrowed funds	(25,456)	388,440
Payments for repurchases of common stock	—	(170,771)
Dividends declared and paid to common shareholders	(48,691)	(49,759)

	Nine Months Ended September 30,
Net cash used in financing activities - continuing operations	(1,624,337)	(727,020)
Net cash used in financing activities - discontinued operations	(961)	(384)
Net cash used in financing activities	(1,625,298)	(727,404)
Net increase (decrease) in cash, cash equivalents, and restricted cash	439,303	(1,073,355)
Cash, cash equivalents, and restricted cash at beginning of period	169,505	1,231,792
Cash, cash equivalents, and restricted cash at end of period	$608,808	$158,437

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$165,700	$12,036
Income taxes	23,637	24,540
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$102,001	$30,378
Net decrease in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements/modifications	4,890	14,082
(1)Excludes the mark-to-market adjustment related to one commercial and industrial loan transferred to held for sale during the nine months ended September 30, 2023 which is included in the change in loans held for sale.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Corporate Structure and Nature of Operations; Basis of Presentation
Corporate Structure and Nature of Operations
Eastern Bankshares, Inc., a Massachusetts corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiaries, Eastern Bank (the “Bank”) and Eastern Insurance Group LLC (“Eastern Insurance Group”), the Company provides a variety of banking services, trust and investment services, and insurance services through its full-service bank branches and insurance offices, located primarily in eastern Massachusetts, southern and coastal New Hampshire and Rhode Island. On September 19, 2023, the Company and the Bank entered into an asset purchase agreement in which Arthur J. Gallagher & Co. (“Gallagher”) agreed to purchase substantially all of Eastern Insurance Group’s assets for cash consideration and to assume certain liabilities. On October 31, 2023, the Company completed its sale of its insurance agency business to Gallagher. Refer to Note 19, “Discontinued Operations” and Note 20, “Subsequent Events” for further discussion regarding the sale of the insurance agency business.
The activities of the Company are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The activities of the Bank are subject to the regulatory supervision of the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau. The Company and the activities of the Bank and its subsidiaries are also subject to various Massachusetts, New Hampshire and Rhode Island business and banking regulations and, with regard to Eastern Insurance Group, applicable insurance regulations.

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
Certain previously reported amounts have been reclassified to conform to the current period’s presentation which included certain loan servicing-related costs which have been reclassified from professional services to loan expense. In addition, as a result of the decision to sell substantially all of the assets and transfer substantially all of the liabilities of Eastern Insurance Group, the Company reclassified certain amounts previously reported including:
•certain assets and liabilities previously reported in the insurance agency business were reclassified to assets and liabilities of discontinued operations, respectively, on the Consolidated Balance Sheets;
•certain components of noninterest income and noninterest expense previously reported in the insurance agency business were reclassified to net income from discontinued operations on the Consolidated Statements of Income; and
•certain operating, investing, and financing cash flows previously reported on their applicable lines within the Consolidated Statements of Cash Flows were reclassified to cash flows used in/provided by operating activities of, investment activities of and financing activities of discontinued operations, respectively.
The accompanying Consolidated Balance Sheet as of September 30, 2023, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022 and Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. The Consolidated Balance Sheet as of December 31, 2022 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
2. Summary of Significant Accounting Policies

The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of September 30, 2023 and those that were adopted during the nine months ended September 30, 2023. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2022 Form 10-K.
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
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of September 30, 2023:
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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements–Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this update modify the disclosure or presentation requirements for a variety of topics in the codification. Certain amendments represent clarifications to or technical corrections of the current requirements. The following is a summary of the topics included in the update and which pertain to the Company:
1.Statement of cash flows (Topic 230): Requires an accounting policy disclosure in annual periods of where cash flows associated with derivative instruments and their related gains and loses are presented in the statement of cash flows;
2.Accounting changes and error corrections (Topic 250): Requires that when there has been a change in the reporting entity, the entity disclose any material prior-period adjustment and the effect of the adjustment on retained earnings in interim financial statements;
3.Earnings per share (Topic 260): Requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods, and amends illustrative guidance to illustrate disclosure of the methods used in the diluted earnings per share computation;
4.Commitments (Topic 440): Requires disclosure of assets mortgaged, pledged, or otherwise subject to lien and the obligations collateralized; and
5.Debt (Topic 470): Requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings.
For public business entities, the amendments in ASU 2023-06 are effective on the date which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation and S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. Early adoption is not permitted and the amendments are required to be applied on a prospective basis. The Company expects the adoption of this standard will not have a material impact on its Consolidated Financial Statements.
Relevant standards that were adopted during the nine months ended September 30, 2023:
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
Refer to Note 4, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of the allowance for loan losses as of September 30, 2023 and information regarding the Company’s TDR loans as of December 31, 2022 and for the three and nine months ended September 30, 2022.
3. Securities
Available for Sale Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available for sale (“AFS”) securities as of the dates indicated were as follows:

	As of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,380,463	$—	$(679,833)	$—	$2,700,630
Government-sponsored commercial mortgage-backed securities	1,343,187	—	(254,067)	—	1,089,120
U.S. Agency bonds	236,149	—	(28,184)	—	207,965
U.S. Treasury securities	99,494	—	(6,275)	—	93,219
State and municipal bonds and obligations	197,971	—	(27,387)	—	170,584
	$5,257,264	$—	$(995,746)	$—	$4,261,518

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$4,855,763	$—	$(743,855)	$—	$4,111,908
Government-sponsored commercial mortgage-backed securities	1,570,119	—	(221,165)	—	1,348,954
U.S. Agency bonds	1,100,891	—	(148,409)	—	952,482
U.S. Treasury securities	99,324	—	(6,267)	—	93,057
State and municipal bonds and obligations	198,039	9	(14,956)	—	183,092
Other debt securities	1,299	—	(14)	—	1,285
	$7,825,435	$9	$(1,134,666)	$—	$6,690,778
The Company did not record a provision for credit losses on any AFS securities for either the three and nine months ended September 30, 2023 or 2022. Accrued interest receivable on AFS securities totaled $9.7 million and $12.9 million as of September 30, 2023 and December 31, 2022, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on AFS securities during either the three and nine months ended September 30, 2023 or 2022. No securities held by the Company were delinquent on contractual payments as of September 30, 2023 or December 31, 2022, nor were any securities placed on non-accrual status during the nine and twelve month periods then ended.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$725	$—	$1,770
Gross realized losses from sales of AFS securities	—	(923)	(333,170)	(4,244)
Net (losses) gains from sales of AFS securities	$—	$(198)	$(333,170)	$(2,474)
Information pertaining to AFS securities with gross unrealized losses as of September 30, 2023 and December 31, 2022, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology (“CECL”), aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of September 30, 2023
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$—	$—	$679,833	$2,700,630	$679,833	$2,700,630
Government-sponsored commercial mortgage-backed securities	188	—	—	254,067	1,089,120	254,067	1,089,120
U.S. Agency bonds	23	—	—	28,184	207,965	28,184	207,965
U.S. Treasury securities	6	104	4,854	6,171	88,365	6,275	93,219
State and municipal bonds and obligations	242	5,216	48,268	22,171	122,316	27,387	170,584
	783	$5,320	$53,122	$990,426	$4,208,396	$995,746	$4,261,518

	As of December 31, 2022
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	322	$42,196	$435,690	$701,659	$3,676,218	$743,855	$4,111,908
Government-sponsored commercial mortgage-backed securities	199	38,944	300,476	182,221	1,048,478	221,165	1,348,954
U.S. Agency bonds	37	645	4,145	147,764	948,337	148,409	952,482
U.S. Treasury securities	5	1,311	48,451	4,956	44,606	6,267	93,057
State and municipal bonds and obligations	237	14,942	179,614	14	225	14,956	179,839
Other debt securities	2	—	—	14	1,285	14	1,285
	802	$98,038	$968,376	$1,036,628	$5,719,149	$1,134,666	$6,687,525
The Company does not intend to sell these investments and has determined based upon available evidence that it is more-likely-than-not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either September 30, 2023 or December 31, 2022.
The causes of the impairments listed in the tables above by category are as follows as of September 30, 2023 and December 31, 2022:
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
•Other debt securities – As of December 31, 2022, there were two securities included in this portfolio in an unrealized loss position which consisted of two foreign debt securities. Both securities were performing in accordance with the terms of their respective contractual agreements. The decline in market value of these securities was attributable to changes in interest rates and not credit quality.
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held to maturity (“HTM”) securities as of the dates indicated were as follows:

	As of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$260,271	$—	$(40,723)	$—	$219,548
Government-sponsored commercial mortgage-backed securities	195,629	—	(27,523)	—	168,106
	$455,900	$—	$(68,246)	$—	$387,654

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$276,493	$—	$(30,150)	$—	$246,343
Government-sponsored commercial mortgage-backed securities	200,154	—	(23,271)	—	176,883
	$476,647	$—	$(53,421)	$—	$423,226
The Company did not record a provision for estimated credit losses on any HTM securities for either the three and nine months ended September 30, 2023 or 2022. The accrued interest receivable on HTM securities totaled $1.0 million as of both September 30, 2023 and December 31, 2022 and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three and nine months ended September 30, 2023 or 2022. No securities held by the Company were delinquent on contractual payments as of either September 30, 2023 or December 31, 2022, nor were any securities placed on non-accrual status during the nine and twelve month periods then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of September 30, 2023 and December 31, 2022 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of September 30, 2023
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$27,697	$26,351	$28,637	$26,316	$3,324,129	$2,647,963	$3,380,463	$2,700,630
Government-sponsored commercial mortgage-backed securities	—	—	164,329	145,815	475,624	398,011	703,234	545,294	1,343,187	1,089,120
U.S. Agency bonds	—	—	226,493	199,833	9,656	8,132	—	—	236,149	207,965
U.S. Treasury securities	—	—	99,494	93,219	—	—	—	—	99,494	93,219
State and municipal bonds and obligations	210	210	29,120	26,998	42,656	38,408	125,985	104,968	197,971	170,584
Total available for sale securities	210	210	547,133	492,216	556,573	470,867	4,153,348	3,298,225	5,257,264	4,261,518
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	260,271	219,548	260,271	219,548
Government-sponsored commercial mortgage-backed securities	—	—	—	—	195,629	168,106	—	—	195,629	168,106
Total held to maturity securities	—	—	—	—	195,629	168,106	260,271	219,548	455,900	387,654
Total	$210	$210	$547,133	$492,216	$752,202	$638,973	$4,413,619	$3,517,773	$5,713,164	$4,649,172

	As of December 31, 2022
	Due in one year or less		Due after one year to five years		Due after five to ten years			Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value		Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$21,221	$20,284	$727,908	$648,132		$4,106,634	$3,443,492	$4,855,763	$4,111,908
Government-sponsored commercial mortgage-backed securities	—	—	191,762	171,992	649,659	556,641		728,698	620,321	1,570,119	1,348,954
U.S. Agency bonds	—	—	877,371	767,464	223,520	185,018		—	—	1,100,891	952,482
U.S. Treasury securities	—	—	99,324	93,057	—	—		—	—	99,324	93,057
State and municipal bonds and obligations	213	209	22,100	21,283	42,554	40,970		133,172	120,630	198,039	183,092
Other debt securities	1,299	1,285	—	—	—	—		—	—	1,299	1,285
Total available for sale securities	1,512	1,494	1,211,778	1,074,080	1,643,641	1,430,761		4,968,504	4,184,443	7,825,435	6,690,778
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—		276,493	246,343	276,493	246,343
Government-sponsored commercial mortgage-backed securities	—	—	—	—	200,154	176,883	0	—	—	200,154	176,883
Total held to maturity securities	—	—	—	—	200,154	176,883		276,493	246,343	476,647	423,226
Total	$1,512	$1,494	$1,211,778	$1,074,080	$1,843,795	$1,607,644		$5,244,997	$4,430,786	$8,302,082	$7,114,004

Securities Pledged as Collateral
As of September 30, 2023 and December 31, 2022, securities with a carrying value of $429.0 million and $437.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of September 30, 2023 and December 31, 2022, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Eastern Wealth Management”) and municipal deposit accounts.
In March 2023 the Federal Reserve created the Bank Term Funding Program (the “Program”) in order to support American businesses and households. The Program helps make available additional funding to eligible depository institutions in order to help assure banks have the ability to meet the needs of their depositors. The Program offers loans up to one year in length to banks in return for any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. As of September 30, 2023, securities with a carrying value of $2.5 billion were pledged as collateral through the Program. In addition, the Company pledged securities with a carrying value of $370.3 million to the Federal Reserve Discount Window (the “Discount Window”) as of September 30, 2023. No securities were pledged to the Program or the Discount Window as of December 31, 2022.

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	September 30, 2023	December 31, 2022
	(In thousands)
Commercial and industrial	$3,087,509	$3,150,946
Commercial real estate	5,396,912	5,155,323
Commercial construction	382,615	336,276
Business banking	1,087,799	1,090,492
Residential real estate	2,550,861	2,460,849
Consumer home equity	1,193,859	1,187,547
Other consumer (2)(3)	219,720	194,098
Gross loans before unamortized premiums, unearned discounts and deferred fees	13,919,275	13,575,531
Allowance for loan losses (1)	(155,146)	(142,211)
Unamortized premiums, net of unearned discounts and deferred fees	(19,307)	(13,003)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees	$13,744,822	$13,420,317
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $50.8 million and $45.2 million as of September 30, 2023 and December 31, 2022, respectively, and is included within other assets on the Consolidated Balance Sheets.
(2)Automobile loans are included in the other consumer portfolio and amounted to $8.1 million and $18.1 million at September 30, 2023 and December 31, 2022, respectively.
(3)Home improvement loans are included in the other consumer portfolio and amounted to $161.2 million and $121.1 million at September 30, 2023 and December 31, 2022, respectively.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $4.2 billion and $3.9 billion at September 30, 2023 and December 31, 2022, respectively. The balance of funds borrowed from the FHLBB were $673.5 million and $704.1 million at September 30, 2023 and December 31, 2022, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $1.1 billion at both September 30, 2023 and December 31, 2022, respectively. There were no funds borrowed from the FRB outstanding at September 30, 2023 or December 31, 2022.
Serviced Loans
At September 30, 2023 and December 31, 2022, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $78.8 million and $84.0 million, respectively.
Purchased Loans

The Company began purchasing residential real estate mortgage loans during the third quarter of 2022. Loans purchased were subject to the same underwriting criteria as those loans originated directly by the Company. During the nine months ended September 30, 2023, the Company purchased $32.0 million of residential real estate mortgage loans. The Company ceased purchases of residential real estate mortgage loans in the first quarter of 2023. Accordingly, no residential real estate mortgage loans were purchased during the three months ended September 30, 2023. The Company purchased $79.9 million of residential real estate mortgage loans during the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the amortized cost balance of loans purchased was $391.7 million and $376.1 million, respectively.
Commercial Loan Sales
During the three and nine months ended September 30, 2023, the Company sold $191.8 million of commercial and industrial loans previously included in the SNC program portfolio and recognized a loss on sale of $2.5 million. As of September 30, 2023, one commercial and industrial loan, which was previously included in the SNC program portfolio and which had a balance of $22.4 million as of September 30, 2023, was transferred to held for sale from the commercial and industrial held for investment portfolio. Upon transfer to held for sale, a mark-to-market adjustment was recorded representing a loss of $0.2 million.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended September 30, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$29,535	$59,524	$7,663	$15,228	$27,012	$6,044	$2,949	$147,955
Charge-offs	(11)	—	—	(303)	—	—	(731)	(1,045)
Recoveries	120	2	—	609	30	39	108	908
Provision (release)	(3,126)	11,097	136	(316)	(687)	(601)	825	7,328
Ending balance	$26,518	$70,623	$7,799	$15,218	$26,355	$5,482	$3,151	$155,146

	For the Three Months Ended September 30, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$25,852	$47,555	$5,474	$16,699	$21,663	$5,662	$2,626	$125,531
Charge-offs	(11)	—	—	(369)	—	—	(603)	(983)
Recoveries	126	3	—	286	56	6	158	635
Provision (release)	874	3,545	507	(354)	1,288	174	446	6,480
Ending balance	$26,841	$51,103	$5,981	$16,262	$23,007	$5,842	$2,627	$131,663

	For the Nine Months Ended September 30, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,859	$54,730	$7,085	$16,189	$28,129	$6,454	$2,765	$142,211
Cumulative effect of change in accounting principle (1)	47	—	—	(140)	(849)	(201)	—	(1,143)
Charge-offs	(11)	—	—	(900)	—	(7)	(1,883)	(2,801)
Recoveries	285	8	—	1,294	63	40	335	2,025
Provision (release)	(662)	15,885	714	(1,225)	(988)	(804)	1,934	14,854
Ending balance	$26,518	$70,623	$7,799	$15,218	$26,355	$5,482	$3,151	$155,146

	For the Nine Months Ended September 30, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$18,018	$52,373	$2,585	$10,983	$6,556	$3,722	$3,308	$242	$97,787
Cumulative effect of change in accounting principle (2)	11,533	(6,655)	1,485	6,160	13,489	1,857	(541)	(242)	$27,086
Charge-offs	(13)	—	—	(1,922)	—	—	(1,754)	—	(3,689)
Recoveries	1,074	53	—	1,678	80	16	533	—	3,434
Provision (release)	(3,771)	5,332	1,911	(637)	2,882	247	1,081	—	7,045
Ending balance	$26,841	$51,103	$5,981	$16,262	$23,007	$5,842	$2,627	$—	$131,663
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
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company’s adoption of ASU 2022-02 on January 1, 2023 did not impact the reserve for unfunded lending commitments. Upon adoption of ASU 2016-13 on January 1, 2022, the Company recorded a transition adjustment related to the reserve for unfunded lending commitments of $1.0 million, resulting in a total reserve for unfunded lending commitments of $11.1 million as of January 1, 2022. As of September 30, 2023 and December 31, 2022, the Company’s reserve for unfunded lending commitments was $14.9 million and $13.2 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of September 30, 2023, and gross charge-offs for the nine month period then ended:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$421,454	$489,139	$377,921	$351,075	$160,669	$656,163	$497,576	$3,555	$2,957,552
Special Mention	8,109	30,704	14,345	13,897	186	633	18,711	456	87,041
Substandard	—	12	1,808	422	36	2,672	22,799	—	27,749
Doubtful	—	—	—	—	—	8	—	—	8
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	429,563	519,855	394,074	365,394	160,891	659,476	539,086	4,011	3,072,350
Current period gross charge-offs	—	—	—	—	—	11	—	—	11

Commercial real estate
Pass	372,774	1,467,477	858,225	575,634	524,549	1,342,646	59,152	2,585	5,203,042
Special Mention	—	—	—	744	2,395	28,343	—	—	31,482
Substandard	—	—	15,356	3,990	50,704	54,851	8,005	—	132,906
Doubtful	—	—	—	—	—	25,797	—	—	25,797
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	372,774	1,467,477	873,581	580,368	577,648	1,451,637	67,157	2,585	5,393,227
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial construction
Pass	99,843	140,590	124,288	—	—	—	10,727	—	375,448
Special Mention	5,182	—	—	7	—	—	—	—	5,189
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	105,025	140,590	124,288	7	—	—	10,727	—	380,637

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	107,950	164,497	187,765	152,567	117,485	252,479	71,942	3,433	1,058,118
Special Mention	—	572	1,446	3,579	3,778	8,233	1,019	27	18,654
Substandard	1,401	611	3,554	2,127	1,069	3,452	647	584	13,445
Doubtful	—	—	—	20	1,079	500	—	—	1,599
Loss	—	—	—	—	—	—	—	—	—
Total business banking	109,351	165,680	192,765	158,293	123,411	264,664	73,608	4,044	1,091,816
Current period gross charge-offs	—	111	62	56	102	250	23	296	900

Residential real estate
Current and accruing	203,704	742,941	672,492	362,610	95,373	464,070	—	—	2,541,190
30-89 days past due and accruing	441	4,032	4,343	905	940	8,855	—	—	19,516
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	105	726	454	1,000	288	5,502	—	—	8,075
Total residential real estate	204,250	747,699	677,289	364,515	96,601	478,427	—	—	2,568,781
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer home equity
Current and accruing	27,721	86,954	9,557	5,189	4,356	84,939	954,862	7,028	1,180,606
30-89 days past due and accruing	—	196	—	—	—	647	7,675	377	8,895
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	67	—	—	—	1,788	5,472	179	7,506
Total consumer home equity	27,721	87,217	9,557	5,189	4,356	87,374	968,009	7,584	1,197,007
Current period gross charge-offs	—	—	—	—	—	—	7	—	7

Other consumer
Current and accruing	72,222	39,286	26,060	13,635	12,949	18,047	13,030	112	195,341
30-89 days past due and accruing	126	143	61	19	68	183	28	—	628
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	13	62	10	—	—	47	—	49	181
Total other consumer	72,361	39,491	26,131	13,654	13,017	18,277	13,058	161	196,150
Current period gross charge-offs	746	307	296	90	84	200	160	—	1,883

Total	$1,321,045	$3,168,009	$2,297,685	$1,487,420	$975,924	$2,959,855	$1,671,645	$18,385	$13,899,968
(1)The amounts presented represent the amortized cost as of September 30, 2023 of revolving loans that were converted to term loans during the nine months ended September 30, 2023.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$1,030	$—	$465	$1,495	$3,070,855	$3,072,350
Commercial real estate	—	—	—	—	5,393,227	5,393,227
Commercial construction	—	—	—	—	380,637	380,637
Business banking	4,536	1,846	1,539	7,921	1,083,895	1,091,816
Residential real estate	17,988	2,846	5,621	26,455	2,542,326	2,568,781
Consumer home equity	6,232	2,661	7,430	16,323	1,180,684	1,197,007
Other consumer	470	158	181	809	195,341	196,150
Total	$30,256	$7,511	$15,236	$53,003	$13,846,965	$13,899,968

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$1,300	$385	$2,074	$3,759	$3,128,769	$3,132,528
Commercial real estate	—	—	—	—	5,151,363	5,151,363
Commercial construction	—	—	—	—	334,259	334,259
Business banking	6,642	845	3,517	11,004	1,084,234	1,095,238
Residential real estate	25,877	3,852	6,456	36,185	2,443,870	2,480,055
Consumer home equity	8,262	1,108	6,525	15,895	1,175,412	1,191,307
Other consumer	634	170	320	1,124	176,654	177,778
Total (1)	$42,715	$6,360	$18,892	$67,967	$13,494,561	$13,562,528
(1)The amounts presented in the table above represent the recorded investment balance of loans as of December 31, 2022.

The following table presents information regarding non-accrual loans as of the dates indicated:

	As of September 30, 2023			As of December 31, 2022
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$4	$466	$470	$3,270	$10,707	$13,977
Commercial real estate	25,797	—	25,797	—	—	—
Commercial construction	—	—	—	—	—	—
Business banking	5,422	14	5,436	5,844	1,653	7,497
Residential real estate	8,075	—	8,075	9,750	—	9,750
Consumer home equity	7,506	—	7,506	7,054	—	7,054
Other consumer	181	—	181	326	—	326
Total non-accrual loans	$46,985	$480	$47,465	$26,244	$12,360	$38,604
(1)The loans on non-accrual status and without an ACL as of both September 30, 2023 and December 31, 2022, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three and nine months ended September 30, 2023 and 2022 was not significant. As of both September 30, 2023 and December 31, 2022, there were no loans greater than 90 days past due and still accruing.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three and nine months ended September 30, 2023 and 2022 was not significant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of September 30, 2023 and December 31, 2022, the Company had collateral-dependent residential mortgage and home equity loans totaling $0.9 million and $0.6 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of September 30, 2023 and December 31, 2022, the Company had collateral-dependent commercial loans totaling $27.8 million and $16.2 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both September 30, 2023 and December 31, 2022, the Company had no residential real estate held in other real estate owned (“OREO”). As of September 30, 2023, there was one residential real estate loan, which had a balance of $0.1 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2022, there were no mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of September 30, 2023, there were three consumer home equity loans, which had a total balance of $0.4 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2022, there were no consumer home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of September 30, 2023 of loans modified during the periods noted below to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$—	—%	$46	0.00%
Residential real estate	—	—%	305	0.01%
Consumer home equity	203	0.02%	1,441	0.12%
Total interest rate reduction	$203	0.00%	$1,792	0.01%
Other-than-Insignificant Delay in Repayment:
Business banking	$21	0.00%	$21	0.00%
Residential real estate	2,084	0.08%	2,517	0.10%
Consumer home equity	84	0.01%	684	0.06%
Total other-than-insignificant delay in repayment	$2,189	0.02%	$3,222	0.02%
Term Extension:
Business banking	—	—%	259	0.02%
Total term extension	$—	—%	$259	0.00%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Business banking	$—	—%	$90	0.01%
Consumer home equity	428	0.04%	603	0.05%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$428	0.00%	$693	0.00%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$41	0.00%	$551	0.05%
Consumer home equity	—	—%	216	0.02%
Total combination—interest rate reduction & term extension	$41	0.00%	$767	0.01%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Business banking	$—	—%	$26	0.00%
Residential real estate	—	—%	141	0.01%
Total combination—term extension & other-than-insignificant delay in repayment	$—	—%	$167	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$—	—%	$23	0.00%
Residential real estate	—	—%	83	0.00%

Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$—	—%	$106	0.00%
Total by portfolio segment
Business banking	$62	0.01%	$1,016	0.09%
Residential real estate	2,084	0.08%	3,046	0.12%
Consumer home equity	715	0.06%	2,944	0.25%
Total	$2,861	0.02%	$7,006	0.05%
The following table describes the financial effect of the modifications made during the three months ended September 30, 2023 to borrowers experiencing financial difficulty:

Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 12.7% to 8.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 8.0% to 4.8%.
Other-than-Insignificant Delay in Repayment
Business banking
Deferred a weighted average of 6 payments. For the principal and interest deferral, the loan was re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrower.

Residential real estate	Deferred a weighted average of 8 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 3 principal and interest payments which were added to the end of the loan life.
Term Extension
Business banking	Added a weighted-average 4.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.
The following table describes the financial effect of the modifications made during the nine months ended September 30, 2023 to borrowers experiencing financial difficulty:

Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 9.8% to 7.4%.
Residential real estate	Reduced weighted-average contractual interest rate from 5.4% to 3.6%.
Consumer home equity	Reduced weighted-average contractual interest rate from 7.4% to 4.4%.
Other-than-Insignificant Delay in Repayment
Business banking
Deferred a weighted average of 2 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Residential real estate	Deferred a weighted average of 8 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 7 principal and interest payments which were added to the end of the loan life.
Term Extension
Business banking	Added a weighted-average 5.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added a weighted-average 23.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Consumer home equity	Added a weighted-average 17.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.
As of September 30, 2023, no loans to borrowers experiencing financial difficulty modified during the nine months ended had a payment default during the nine months ended September 30, 2023.

Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty as of September 30, 2023 that were modified during the nine months ended September 30, 2023:

	As of September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Business banking	$20	$—	$—	$20	$997	$1,017
Residential real estate	113	—	—	113	2,933	3,046
Consumer home equity	—	400	—	400	2,543	2,943
Total	$133	$400	$—	$533	$6,473	$7,006
As of September 30, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the three and nine months ended September 30, 2023 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
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
TDR loan information as of December 31, 2022 and the nine months ended September 30, 2022 was prepared in accordance with GAAP effective for the Company as of December 31, 2022, or prior to the Company’s adoption of ASU 2022-02.
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
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
	(In thousands)
Extended maturity	—	997
Adjusted interest rate and extended maturity	123	535
Interest only/principal deferred	—	130
Covenant modification	—	2,418
Principal and interest deferred	2,343	2,343
Extended maturity and interest only/principal deferred	2,997	2,997
Other	224	224
Total	$5,687	$9,644
During the nine months ended September 30, 2022, there were no loans that had been modified during the prior 12 months which had subsequently defaulted. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual. During the nine months ended September 30, 2022, no amounts were charged-off on TDRs modified in the prior 12 months.
Loan Participations
The Company occasionally purchases commercial loan participations or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Nine Months Ended September 30, 2023			As of and for the Year Ended December 31, 2022
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,097,747	—%	$—	$1,024,131	0.83%	$—
Commercial real estate	439,872	—%	—	422,042	0.00%	—
Commercial construction	135,612	—%	—	96,134	0.00%	—
Business banking	108	—%	—	51	0.00%	3
Total loan participations	$1,673,339	—%	$—	$1,542,358	0.55%	$3
5. Leases

The Company leases certain office space and equipment under various non-cancelable operating leases. These leases have original terms ranging from 1 year to 25 years. Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based upon the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets. The information presented within this Note excludes discontinued operations. Refer to Note 19, “Discontinued Operations” for further discussion regarding discontinued operations.
As of the dates indicated, the Company had the following related to operating leases:

	As of September 30, 2023	As of December 31, 2022
	(In thousands)
Right-of-use assets	$52,727	$48,817
Lease liabilities	55,852	52,105
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$2,974	$3,182	$8,929	$9,670
Finance lease cost	87	77	246	231
Variable lease cost	655	577	1,993	1,914
Total lease cost	$3,716	$3,836	$11,168	$11,815
During the three and nine months ended September 30, 2023, the Company made $3.2 million and $9.7 million, respectively, in cash payments for operating and finance lease payments. During the three and nine months ended September 30, 2022, the Company made $3.3 million and $11.8 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of September 30, 2023	As of December 31, 2022
Weighted-average remaining lease term (in years)	8.51	7.26
Weighted-average discount rate	3.73%	2.62%
The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding as of September 30, 2023 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s Consolidated Balance Sheets:

As of September 30, 2023
Year	(In thousands)
Remainder of 2023	$3,167
2024	10,183
2025	7,772
2026	6,682
2027	5,543
Thereafter	33,587
Total minimum lease payments	66,934
Less: amount representing interest	11,082
Present value of future minimum lease payments	$55,852
6. Goodwill and Other Intangibles

The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, for the banking business as of the dates indicated below. The information presented within this Note excludes discontinued operations. Refer to Note 19, “Discontinued Operations” for further discussion regarding discontinued operations.

	As of September 30, 2023	As of December 31, 2022
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$557,635
Balances subject to amortization
Core deposit intangible (1)	9,074	10,374
Total goodwill and other intangible assets	$566,709	$568,009
(1)Management performs an assessment of the remaining useful lives of the Company’s intangible assets on a quarterly basis to determine if such lives remain appropriate. As a result of the assessment performed during the second quarter of 2023, management reduced the remaining useful life of its core deposit intangible to five years which resulted in an increase in quarterly amortization expense. The effect of the increase on annual amortization expense was not material.
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has identified and assigned goodwill to two reporting units - the banking business and insurance agency business. As a result of the decision to sell the insurance agency business, the assets and liabilities of the insurance agency segment were classified as held for sale as of September 30, 2023 and, accordingly, are presented as assets and liabilities of discontinued operations on the Consolidated Balance Sheet. As of September 30, 2023, an impairment assessment was performed as it relates to goodwill and other intangible assets of the insurance agency business reporting unit whereby the agreed upon sales price was compared to the net assets included in the disposal group. As the sales price exceeded the net assets of the disposal group, management concluded the goodwill and intangible assets of the insurance agency business were not impaired as of September 30, 2023.
In accordance with the accounting guidance codified in ASC 350-20, the Company performs a test of goodwill for impairment at least on an annual basis. An assessment is also required to be performed to the extent relevant events and/or circumstances occur which may indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The failure of several banks in early 2023 led to economic uncertainty and an increase in volatility in the capital markets, particularly in the banking industry. Accordingly, the Company performed a qualitative assessment as of March 31, 2023 which included an assessment of current industry conditions and the impacts of those conditions on the Company’s financial position and results of operations. As a result of that assessment, the Company determined it was not more-likely-than-not that the carrying value of goodwill was greater than the fair value as of March 31, 2023. Therefore, a quantitative goodwill impairment test was not considered necessary at that time.
During the second quarter of 2023, as the economic uncertainty impacting the banking industry persisted, the Company exercised the option afforded by ASC 350-20 and bypassed the qualitative assessment, opting to perform the quantitative impairment assessment irrespective of qualitative factors. The assessment included a comparison of the banking business’ book value to the implied fair value using a pricing multiple of the Company’s tangible book value as well as a comparison of the banking business’ book value to its discounted cash flows. The assessment also included a market capitalization analysis. Based upon the assessment, it was determined there was no impairment of the Company’s goodwill as of June 30, 2023.
The Company performed its annual assessment for the banking business as of September 30, 2023. Similar to the assessment performed as of June 30, 2023, the assessment included a comparison of the banking business’ book value to the implied fair value using a pricing multiple of the Company’s tangible book value as well as a comparison of the banking business’ book value to its discounted cash flows. The assessment also included a market capitalization analysis. Based upon the assessment, it was determined there was no impairment of the Company’s goodwill as of September 30, 2023.
Similarly, other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management performed a review of the Company’s intangible assets as of March 31, 2023, June 30, 2023 and September 30, 2023 in response to the circumstances indicated above. Based upon those reviews, the Company concluded that it was not more-likely-than-not that the carrying amount of the core deposit intangible may not be recoverable. Management had also previously performed an assessment as of December 31, 2022 and determined there was no indication of impairment related to intangible assets.
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

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
	(Dollars in thousands, except per share data)
Net income (loss) applicable to common shares:
Net income (loss) from continuing operations	$63,464	$(94,198)
Net (loss) income from discontinued operations	(4,351)	7,872
Total net income (loss)	$59,113	$(86,326)

Average number of common shares outstanding	175,832,085	175,783,313
Less: Average unallocated ESOP shares	(13,461,616)	(13,584,155)
Average number of common shares outstanding used to calculate basic earnings (loss) per common share	162,370,469	162,199,158
Common stock equivalents	99,418	61,345
Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	162,469,887	162,260,503

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.39	$(0.58)
(Loss) earnings per share from discontinued operations	(0.03)	0.05
Total basic earnings (loss) per share	$0.36	$(0.53)

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.39	$(0.58)
(Loss) earnings per share from discontinued operations	(0.03)	0.05
Total diluted earnings (loss) per share	$0.36	$(0.53)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
	(Dollars in thousands, except per share data)
Net income applicable to common shares:
Net income from continuing operations	$52,808	$145,593
Net income from discontinued operations	1,969	11,872
Total net income	$54,777	$157,465

Average number of common shares outstanding	177,677,074	180,764,479
Less: Average unallocated ESOP shares	(13,958,112)	(14,082,257)
Average number of common shares outstanding used to calculate basic earnings per common share	163,718,962	166,682,222
Common stock equivalents	310,687	185,421
Average number of common shares outstanding used to calculate diluted earnings per common share	164,029,649	166,867,643

Basic earnings per common share:
Earnings per share from continuing operations	$0.32	$0.87
Earnings per share from discontinued operations	0.01	0.07
Total basic earnings per share	$0.33	$0.94

Diluted earnings per common share:
Earnings per share from continuing operations	$0.32	$0.87
Earnings per share from discontinued operations	0.01	0.07
Total diluted earnings per share	$0.33	$0.94
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
As of September 30, 2023 and December 31, 2022, the Company had $226.8 million and $131.3 million, respectively, in tax credit investments that were included in other assets in the Company's Consolidated Balance Sheets.
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
The following table presents the Company’s investments in low income housing projects accounted for using the proportional amortization method for the periods indicated:

	As of September 30, 2023	As of December 31, 2022
	(In thousands)
Current recorded investment included in other assets	$224,445	$128,765
Commitments to fund qualified affordable housing projects included in recorded investment noted above	159,230	84,145

The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Tax credits and benefits recognized	$1,602	$2,333	$8,169	$6,988
Amortization expense included in income tax (benefit) expense	745	1,886	6,322	5,616
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets in the Company's Consolidated Balance Sheets and totaled $2.3 million and $2.6 million as of September 30, 2023 and December 31, 2022, respectively. There were no outstanding commitments related to these investments as of either September 30, 2023 or December 31, 2022.
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
On September 7, 2022, the Company announced receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System for a new share repurchase program. The program authorized the purchase of up to 8,900,000 shares, or 5% of the Company’s then-outstanding shares of common stock over a 12-month period. The program was limited to $200.0 million through August 31, 2023. This program expired during the three months ended September 30, 2023.
During the nine months ended September 30, 2023, there were no share repurchases. During the three months ended September 30, 2022, the Company repurchased 1,481,248 shares at a weighted average price per share of $19.53. During the nine months ended September 30, 2022, the Company repurchased 8,564,338 shares at a weighted average price per share of $19.92.
Dividends
Information regarding dividends declared and paid is presented in the following table for the periods indicated:

	Dividends Declared per Share	Dividends Declared	Dividends Paid
	(In millions, except per share data)
Three Months Ended March 31, 2023	$0.10	$16.3	$16.2
Three Months Ended June 30, 2023	0.10	16.4	16.3
Three Months Ended September 30, 2023	0.10	16.4	16.2

Three Months Ended March 31, 2022	$0.10	$17.1	$16.9
Three Months Ended June 30, 2022	0.10	16.7	16.5
Three Months Ended September 30, 2022	0.10	16.5	16.3
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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Service cost (1)	$6,339	$8,094	$19,016	$24,278
Interest cost	4,297	2,429	12,893	7,289
Expected return on plan assets	(7,532)	(9,280)	(22,596)	(27,842)
Prior service credit	(2,970)	(2,971)	(8,910)	(8,911)
Recognized net actuarial loss	2,468	2,799	7,404	8,395
Net periodic benefit cost	$2,602	$1,071	$7,807	$3,209
(1)Includes service costs related to employees of our insurance agency business. Such service costs were included in net (loss) income from discontinued operations as such costs will not continue to be incurred by the Company following the sale of the insurance agency business. All other costs included in the determination of the benefit obligation for the Defined Benefit Plan and the BEP were included in net income (loss) from continuing operations as the Bank will assume the related liability upon dissolution of Eastern Insurance Group following the sale of the insurance agency business. Service costs included in net (loss) income from discontinued operations and included in the above table were $1.5 million and $4.5 million for the three and nine months ended September 30, 2023, respectively, and were $1.9 million and $5.8 million for the three and nine months ended September 30, 2022, respectively.
Except as described above, service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the Consolidated Statements of Income. There were no service costs associated with the DB SERP or ODRCP during the three and nine months ended September 30, 2023 and September 30, 2022. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2022 and 2021. Accordingly, during the three and nine months ended September 30, 2023, there were no contributions made to the Defined Benefit Plan. During the three months ended September 30, 2022 there were no contributions made to the Defined Benefit Plan. The Company made discretionary contributions to the Defined Benefit Plan of $7.2 million during the nine months ended September 30, 2022.
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

The following table presents the book value, mark-to-market, and fair value of assets held in rabbi trust accounts by asset type:

	As of September 30, 2023			As of December 31, 2022
	Book Value	Mark-to-Market	Fair Value	Book Value	Mark-to-Market	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$11,420	$—	$11,420	$5,575	$—	$5,575
Equities (1)	55,838	6,822	62,660	60,056	3,626	63,682
Fixed income	6,863	(705)	6,158	7,799	(770)	7,029
Total assets	$74,121	$6,117	$80,238	$73,430	$2,856	$76,286
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
As of September 30, 2023 and December 31, 2022, there were 4,830,074 shares and 5,302,256 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both September 30, 2023 and December 31, 2022, no stock options had been awarded under the 2021 Plan.

The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Nine Months Ended September 30,
	2023		2022
	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	525,460	$20.08	683,056	$20.13
Granted	47,820	11.50	31,559	19.17
Vested	(28,690)	19.17	—	—
Forfeited	—	—	—	—
Non-vested restricted stock as of the end of the respective period	544,590	$19.37	714,615	$20.09
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Nine Months Ended September 30,
	2023		2022
	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	972,325	$21.08	—	$—
Granted	318,577	15.63	978,364	21.08
Vested (1)	(231,407)	21.08	—	—
Forfeited	(3,199)	16.72	(6,039)	21.08
Non-vested restricted stock units as of the end of the respective period	1,056,296	$19.45	972,325	$21.08
(1)Includes 74,625 shares withheld upon settlement for employee taxes.
The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Nine Months Ended September 30,
	2023		2022
	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	533,676	$21.12	—	$—
Granted	108,984	10.16	533,676	21.12
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested performance stock units as of the end of the respective period	642,660	$19.26	533,676	$21.12
During the nine months ended September 30, 2023, 28,690 RSA awards vested. Such awards had a grant date fair value of $0.5 million. During the nine months ended September 30, 2022, no awards had vested. During the nine months ended September 30, 2023, 231,407 RSU awards vested. Such awards had a grant date fair value of $4.9 million. As of September 30, 2023, no PSU awards had vested. As of December 31, 2022, no RSU or PSU awards had vested.

The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Share-based compensation expense	$3.7	$3.6	$11.4	$8.1
Related tax benefit	1.0	1.0	3.2	2.3
As of September 30, 2023 and December 31, 2022, there was $32.6 million and $34.6 million, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan, as applicable. As of September 30, 2023, this cost is expected to be recognized over a weighted average remaining period of approximately 2.5 years. As of December 31, 2022, this cost was expected to be recognized over a weighted average remaining period of approximately 3.3 years.
12. Income Taxes
The information presented within this Note excludes discontinued operations. Refer to Note 19, “Discontinued Operations” for further discussion regarding discontinued operations.
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Combined federal and state income tax (benefit) provision	$(16,178)	$16,650	$(65,619)	$43,681
Effective income tax rate	(34.2)%	24.0%	41.1%	23.1%
The Company recorded a net income tax benefit of $16.2 million and $65.6 million for the three and nine months ended September 30, 2023, respectively, compared to net income tax expense of $16.7 million and $43.7 million for the three and nine months ended September 30, 2022, respectively.
The Company established a $17.4 million valuation allowance in the first quarter of 2023 against the capital loss carryforward deferred tax asset which resulted from the sale of securities for the amount of deferred tax asset management believed was not more-likely-than-not to be realized. The income tax benefit for the three months ended September 30, 2023 was primarily due to the reversal of the remainder of the federal portion of the valuation allowance established in the first quarter of 2023. The amount reversed during the three months ended September 30, 2023 was $14.6 million. As a result of the execution of the agreement to sell the Company’s insurance agency business in September 2023 and the determination of the resulting capital gain, management determined it to be more-likely-than-not that the Company will realize federal capital losses related to the securities sale. Consequently, the Company reversed the associated federal valuation allowance previously established as management had determined it was more-likely-than-not that the entirety of the federal deferred tax asset related to the loss on such securities sales would be realized. In addition, the Company recognized an income tax benefit associated with a change in management’s estimate of annual pre-tax loss for purposes of determining the Company’s income tax provision.
The income tax benefit for the nine months ended September 30, 2023 was primarily due to pretax losses which largely resulted from losses on sales of available for sale securities in the first quarter of 2023. In addition, during the first quarter of 2023, the Company liquidated Market Street Securities Corporation (“MSSC”), a wholly owned subsidiary, and transferred all of MSSC’s assets to Eastern Bank. In connection with the liquidation and subsequent transfer of securities previously held by MSSC to Eastern Bank, the Company recognized an additional deferred income tax benefit of $23.7 million during the first quarter of 2023. This deferred income tax benefit resulted from a state tax rate change applied to the deferred tax asset related to the securities transferred to Eastern Bank.
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of September 30, 2023	As of December 31, 2022
	(In thousands)
Commitments to extend credit	$5,920,300	$5,680,438
Standby letters of credit	54,532	65,154
Forward commitments to sell loans	8,495	10,008
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
Interest Rate Positions
An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into interest rate swaps in which it pays floating and receives fixed interest in order to manage its interest rate risk exposure to the variability in interest cash flows on certain floating-rate loans. Such interest rate swaps include those which effectively convert the floating rate one-month SOFR or overnight indexed swap rate, or prime rate interest payments received on the loans to a fixed rate and consequently reduce the Company’s exposure to variability in short-term interest rates. For interest rate swaps that are accounted for as cash flow hedges, changes in fair value are included in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. The following tables reflect the Company’s derivative positions for interest rate swaps which qualify as cash flow hedges for accounting purposes as of the dates indicated:

As of September 30, 2023
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	3.82	5.32%	3.02%	$(351)
Total	$2,400,000				$(351)
(1)The fair value included a net accrued interest payable balance of $2.5 million as of September 30, 2023. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the Chicago Mercantile Exchange, or CME, from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The Company expects approximately $54.1 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of September 30, 2023. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of September 30, 2023.
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
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Unrealized gains on terminated hedges included in AOCI – beginning of respective period	$—	$1,850	$46	$10,239
Unrealized gains on terminated hedges arising during the period	—	—	—	—
Reclassification adjustments for amortization of unrealized gains into net income	—	(1,263)	(46)	(9,652)
Unrealized gains on terminated hedges included in AOCI – end of respective period	$—	$587	$—	$587
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	September 30, 2023
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	376	$2,478,858
Risk participation agreements	73	267,812
Foreign exchange contracts:
Matched commercial customer book	92	45,145
Foreign currency loan	6	11,553

	December 31, 2022
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	382	$2,404,003
Risk participation agreements	63	241,029
Foreign exchange contracts:
Matched commercial customer book	32	7,877
Foreign currency loan	5	13,948
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2023	Fair Value at December 31, 2022	Balance Sheet Location	Fair Value at September 30, 2023	Fair Value at December 31, 2022
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$15	$16	Other liabilities	$367	$2,417
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$25,236	$23,567	Other liabilities	$92,409	$78,577
Risk participation agreements	Other assets	47	78	Other liabilities	45	130
Foreign currency exchange contracts - matched customer book	Other assets	785	198	Other liabilities	763	205
Foreign currency exchange contracts - foreign currency loan	Other assets	261	2	Other liabilities	1	93
		$26,329	$23,845		$93,218	$79,005
Total		$26,344	$23,861		$93,585	$81,422
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Derivatives designated as hedges:
Loss in OCI on derivatives	$(29,022)	$(72,667)	$(66,168)	$(71,182)
(Loss) gain reclassified from OCI into interest income (effective portion)	$(13,723)	$3,755	$(34,557)	$12,797
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—	—	—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain recognized in interest rate swap income	$910	$1,035	$770	$4,760
Gain recognized in interest rate swap income for risk participation agreements	25	38	54	186
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	9	(1)	29	(1)
Foreign currency loan	503	(136)	351	9
Total gain for derivatives not designated as hedges	$1,447	$936	$1,204	$4,954

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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At September 30, 2023, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.1 million. At December 31, 2022, the Company had no exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values. In addition, at September 30, 2023 and December 31, 2022, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $84.2 million and $84.1 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At both September 30, 2023 and December 31, 2022, there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At both September 30, 2023 and December 31, 2022, the Company had posted collateral in the form of cash amounting to $1.0 million, which was considered to be a restricted asset and was included in other short-term investments within the Company’s Consolidated Balance Sheets. If the Company had breached any of these provisions at September 30, 2023 or December 31, 2022, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of September 30, 2023 and December 31, 2022, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $12.2 million and $8.3 million, respectively, and forward sale commitments of $8.5 million and $10.0 million, respectively. During both the three months ended September 30, 2023 and September 30, 2022, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of less than $0.1 million. During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of $0.1 million and $0.2 million, respectively. The aggregate fair value of both the Company’s mortgage banking derivative asset and liability as of both September 30, 2023 and December 31, 2022 was $0.1 million. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
15. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of September 30, 2023 and December 31, 2022, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of September 30, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$15	$—	$15	$—	$—	$15
Customer-related positions:
Interest rate swaps	25,236	—	25,236	321	(16,900)	8,015
Risk participation agreements	47	—	47	—	—	47
Foreign currency exchange contracts – matched customer book	785	—	785	—	—	785
Foreign currency exchange contracts – foreign currency loan	261	—	261	—	—	261
	$26,344	$—	$26,344	$321	$(16,900)	$9,123
Derivative Liabilities
Interest rate swaps	$367	$—	$367	$—	$367	$—
Customer-related positions:
Interest rate swaps	92,409	—	92,409	321	—	92,088
Risk participation agreements	45	—	45	—	—	45
Foreign currency exchange contracts – matched customer book	763	—	763	—	—	763
Foreign currency exchange contracts – foreign currency loan	1	—	1	—	—	1
	$93,585	$—	$93,585	$321	$367	$92,897

	As of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$16	$—	$16	$—	$—	$16
Customer-related positions:
Interest rate swaps	23,567	—	23,567	381	(14,430)	8,756
Risk participation agreements	78	—	78	—	—	78
Foreign currency exchange contracts – matched customer book	198	—	198	—	—	198
Foreign currency exchange contracts – foreign currency loan	2	—	2	—	—	2
	$23,861	$—	$23,861	$381	$(14,430)	$9,050
Derivative Liabilities
Interest rate swaps	$2,417	$—	$2,417	$—	$2,417	$—
Customer-related positions:
Interest rate swaps	78,577	—	78,577	381	—	78,196
Risk participation agreements	130	—	130	—	—	130
Foreign currency exchange contracts – matched customer book	205	—	205	—	—	205
Foreign currency exchange contracts – foreign currency loan	93	—	93	—	—	93
	$81,422	$—	$81,422	$381	$2,417	$78,624
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
The fair value of other debt securities, which were held at December 31, 2022 and had matured as of September 30, 2023, were estimated using a valuation matrix with inputs including observable bond interest rate tables, recent transactions, and yield relationships. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $44.2 million at September 30, 2023 and $38.9 million at December 31, 2022. There were no redemption restrictions on these mutual funds at the end of any period presented.
Bank-Owned Life Insurance
The fair value of bank-owned life insurance was based upon quotations received from bank-owned life insurance dealers. These assets were classified as Level 2 given the use of observable inputs.
Deposits
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, interest checking accounts, and money market accounts, was equal to their carrying amount. The fair value of time deposits was based on the discounted value of contractual cash flows using current market interest rates. Deposits were classified as Level 2 given the use of observable market inputs.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at September 30, 2023 and December 31, 2022, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,700,630	$—	$2,700,630	$—
Government-sponsored commercial mortgage-backed securities	1,089,120	—	1,089,120	—
U.S. Agency bonds	207,965	—	207,965	—
U.S. Treasury securities	93,219	93,219	—	—
State and municipal bonds and obligations	170,584	—	170,584	—
Rabbi trust investments	80,238	74,080	6,158	—
Loans held for sale	23,892	—	23,892	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	15	—	15	—
Customer-related positions	25,236	—	25,236	—
Risk participation agreements	47	—	47	—
Foreign currency forward contracts
Matched customer book	785	—	785	—
Foreign currency loan	261	—	261	—
Mortgage derivatives	68	—	68	—
Total	$4,392,060	$167,299	$4,224,761	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$367	$—	$367	$—
Customer-related positions	92,409	—	92,409	—
Risk participation agreements	45	—	45	—
Foreign currency forward contracts
Matched customer book	763	—	763	—
Foreign currency loan	1	—	1	—
Mortgage derivatives	118	—	118	—
Total	$93,703	$—	$93,703	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$4,111,908	$—	$4,111,908	$—
Government-sponsored commercial mortgage-backed securities	1,348,954	—	1,348,954	—
U.S. Agency bonds	952,482	—	952,482	—
U.S. Treasury securities	93,057	93,057	—	—
State and municipal bonds and obligations	183,092	—	183,092	—
Other debt securities	1,285	—	1,285	—
Rabbi trust investments	76,286	69,257	7,029	—
Loans held for sale	4,543	—	4,543	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	16	—	16	—
Customer-related positions	23,567	—	23,567	—
Risk participation agreements	78	—	78	—
Foreign currency forward contracts
Matched customer book	198	—	198	—
Foreign currency loan	2	—	2	—
Mortgage derivatives	62	—	62	—
Total	$6,795,530	$162,314	$6,633,216	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$2,417	$—	$2,417	$—
Customer-related positions	78,577	—	78,577	—
Risk participation agreements	130	—	130	—
Foreign currency forward contracts
Matched customer book	205	—	205	—
Foreign currency loan	93	—	93	—
Mortgage derivatives	58	—	58	—
Total	$81,480	$—	$81,480	$—
There were no transfers to or from Level 1, 2 and 3 during the nine months ended September 30, 2023 and twelve months ended December 31, 2022.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2023 or December 31, 2022.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of September 30, 2023 and December 31, 2022.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$18,105	$—	$—	$18,105

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Collateral-dependent impaired loans whose fair value is based upon appraisals	$16,432	$—	$—	$16,432
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of September 30, 2023	Fair Value as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$260,271	$219,548	$—	$219,548	$—
Government-sponsored commercial mortgage-backed securities	195,629	168,106	—	168,106	—
Loans, net of allowance for loan losses	13,744,822	13,099,665	—	—	13,099,665
FHLB stock	37,125	37,125	—	37,125	—
Bank-owned life insurance	163,700	163,700	—	163,700	—
Liabilities
Deposits	$17,424,169	$17,412,731	$—	$17,412,731	$—
FHLB advances	673,525	670,747	—	670,747	—
Escrow deposits of borrowers	24,947	24,947	—	24,947	—
Interest rate swap collateral funds	16,900	16,900	—	16,900	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2022	Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$276,493	$246,343	$—	$246,343	$—
Government-sponsored commercial mortgage-backed securities	200,154	176,883	—	176,883	—
Loans, net of allowance for loan losses	13,420,317	13,149,096	—	—	13,149,096
FHLB stock	41,363	41,363	—	41,363	—
Bank-owned life insurance	160,790	160,790	—	160,790	—
Liabilities
Deposits	$18,974,359	$18,960,407	$—	$18,960,407	$—
FHLB advances	704,084	702,954	—	702,954	—
Escrow deposits of borrowers	22,314	22,314	—	22,314	—
Interest rate swap collateral funds	14,430	14,430	—	14,430	—
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
The information presented within this Note excludes discontinued operations. Refer to Note 19, “Discontinued Operations” for further discussion regarding discontinued operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Service charges on deposit accounts	$7,403	$6,708	$21,117	$23,558
Trust and investment advisory fees	6,235	5,832	18,136	17,967
Debit card processing fees	3,388	3,249	10,071	9,417
Other noninterest income	2,548	2,728	7,723	8,067
Total noninterest income in-scope of ASC 606	19,574	18,517	57,047	59,009
Total noninterest (loss) income out-of-scope of ASC 606	(417)	1,007	(321,539)	(4,684)
Total noninterest income (loss)	$19,157	$19,524	$(264,492)	$54,325
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.7 million and $2.1 million as of September 30, 2023 and December 31, 2022 and were included in other assets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million as of both September 30, 2023 and December 31, 2022 and were included in other assets.
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
18. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive (loss) income:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(157,750)	$40,490	$(117,260)	$(194,259)	$52,004	$(142,255)
Less: reclassification adjustment for losses included in net income	—	—	—	(333,170)	74,630	(258,540)
Net change in fair value of securities available for sale	(157,750)	40,490	(117,260)	138,911	(22,626)	116,285
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	(29,022)	8,193	(20,829)	(66,168)	19,795	(46,373)
Less: net cash flow hedge losses reclassified into interest income(1)	(13,723)	3,874	(9,849)	(34,557)	9,757	(24,800)
Net change in fair value of cash flow hedges	(15,299)	4,319	(10,980)	(31,611)	10,038	(21,573)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(2,468)	697	(1,771)	(7,404)	2,091	(5,313)
Less: accretion of prior service credit	2,970	(839)	2,131	8,910	(2,495)	6,415
Net change in other comprehensive income for defined benefit postretirement plans	(502)	142	(360)	(1,506)	404	(1,102)
Total other comprehensive (loss) income	$(173,551)	$44,951	$(128,600)	$105,794	$(12,184)	$93,610
(1)Includes amortization of realized gains of less than $0.1 million on terminated cash flow hedges for the nine months ended September 30, 2023. The total original gain of $41.2 million, net of tax, became fully accreted into income during the nine months ended September 30, 2023.

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
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2023	$(880,156)	$(50,159)	$7,123	$(923,192)
Other comprehensive loss before reclassifications	(142,255)	(46,373)	—	(188,628)
Less: Amounts reclassified from accumulated other comprehensive loss	(258,540)	(24,800)	1,102	(282,238)
Net current-period other comprehensive income (loss)	116,285	(21,573)	(1,102)	93,610
Ending Balance: September 30, 2023	$(763,871)	$(71,732)	$6,021	$(829,582)
Beginning Balance: January 1, 2022	$(58,586)	$7,361	$(5,471)	$(56,696)
Other comprehensive loss before reclassifications	(862,029)	(52,283)	—	(914,312)
Less: Amounts reclassified from accumulated other comprehensive loss	(1,760)	9,199	371	7,810
Net current-period other comprehensive loss	(860,269)	(61,482)	(371)	(922,122)
Ending Balance: September 30, 2022	$(918,855)	$(54,121)	$(5,842)	$(978,818)

19. Discontinued Operations

On September 19, 2023, the Company announced that it had entered into an asset purchase agreement (“the agreement”) with Arthur J. Gallagher & Co. (“Gallagher”) to sell substantially all of the assets of its insurance agency business for a gross purchase price of $515.0 million. The agreement also provides for the assumption of certain liabilities of the insurance agency business by Gallagher. Management made the decision to sell certain assets and transfer certain liabilities of its insurance agency business to recognize the valuation premium of the business, while allowing the Company to focus on growth and strategic initiatives of its core banking business. The sale closed on October 31, 2023. Refer to Note 20, “Subsequent Events” for additional discussion.
In September 2023, following the approval of the sale by the Company’s board of directors, the Company reclassified substantially all of the assets and certain liabilities of its insurance agency business as held for sale in connection with a planned disposition of the business. A business is classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value, and certain other criteria are met. In accordance with ASC 205, Presentation of Financial Statements, the Company classifies operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that will have a major impact on the Company’s financial condition and results of operations. Accordingly, the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash flows present discontinued operations for the current period and were adjusted on a retrospective basis for prior periods. In addition, the assets and liabilities were remeasured at the lower of their respective carrying amount or fair value less costs to sell in accordance with ASC 360, Property, Plant, and Equipment.
The following is a summary of the assets and liabilities of the discontinued insurance agency business as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In thousands)
Assets
Premises and equipment	$50	$163
Goodwill and intangibles, net	91,115	93,117
Deferred income taxes, net	(187)	(315)
Prepaid expenses	476	532
Other assets	33,264	34,722
Total assets	$124,718	$128,219
Liabilities
Other liabilities	$34,820	$34,930
Total liabilities	$34,820	$34,930
Certain assets and liabilities previously reported as assets and liabilities of the insurance agency business will not be disposed of and will be transferred into the Bank upon dissolution of Eastern Insurance Group following the asset sale. The following is a summary of such assets and liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In thousands)
Assets
Cash	$77,852	$66,507
Premises and equipment (1)	1,776	1,792
Bank-owned life insurance	2,109	2,066
Deferred income taxes	3,457	3,662
Other assets (2)	11,187	12,944
Total assets	$96,381	$86,971
Liabilities
Other liabilities (3)	$12,166	$14,013
Total liabilities	$12,166	$14,013
(1)Includes buildings and related improvements.

(2)Primarily includes assets held in rabbi trusts and the ROU asset associated with one lease which will be assumed by the Bank upon dissolution of Eastern Insurance Group following the sale.
(3)Primarily includes employee post-retirement liabilities and the lease liability associated with one lease which will be assumed by the Bank upon dissolution of Eastern Insurance Group following the sale.
The following presents operating results of the discontinued insurance agency business for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Noninterest income:
Insurance commissions	$25,897	$23,926	$85,177	$77,511
Other noninterest income	13	41	51	137
Total noninterest income	25,910	23,967	85,228	77,648
Noninterest expense:
Salaries and employee benefits	24,655	16,768	57,991	49,057
Office occupancy and equipment	2,755	823	4,279	2,401
Data processing	1,013	1,052	3,216	3,248
Professional services	1,291	549	2,615	738
Marketing expenses	53	101	152	182
Amortization of intangible assets	665	734	2,002	1,868
Other	1,514	1,186	3,976	3,613
Total noninterest expense	31,946	21,213	74,231	61,107
(Loss) income from discontinued operations before income tax expense	(6,036)	2,754	10,997	16,541
Income tax (benefit) expense	(1,685)	785	3,125	4,669
(Loss) income from discontinued operations, net of taxes	$(4,351)	$1,969	$7,872	$11,872
Certain income and expense amounts were excluded from discontinued operations as they relate to assets and liabilities which will not be assumed by Gallagher. The following is a summary of such items and the corresponding income tax effect for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Noninterest income:
(Losses) income from investments held in rabbi trusts	$(91)	$(266)	$489	$(1,634)
Other noninterest income (1)	15	14	44	40
Total noninterest (loss) income	(76)	(252)	533	(1,594)
Noninterest expense:
Salaries and employee benefits (2)	(96)	(268)	484	(1,616)
Office occupancy and equipment (3)	102	125	343	375
Other (4)	474	129	1,468	320
Total noninterest expense	480	(14)	2,295	(921)
Loss before income tax expense	(556)	(238)	(1,762)	(673)
Income tax benefit	(156)	(67)	(495)	(189)
Net loss	(400)	(171)	(1,267)	(484)
(1)Includes income on Company-owned life insurance policies which will not be disposed of and will be transferred into the Bank upon dissolution of Eastern Insurance Group following the sale.

(2)Includes expenses, which were a net credit, associated with certain employee post-retirement benefit plan expenses.
(3)Includes depreciation expense associated with buildings and related improvements and ROU asset amortization related to one lease which will not be disposed of and will be transferred into the Bank upon dissolution of Eastern Insurance Group following the sale.
(4)Includes intercompany expenses and other expenses associated with the Defined Benefit Plan and BEP.
Continuing Involvement
Pursuant to the agreement, the Company will perform certain transitional services to Gallagher for up to 6 months following the closing of the sale. Such services include certain information and technology support and human resources support. The Company will be compensated for such services on a monthly basis and estimates the total compensation to be $1.0 million over the six month period plus reimbursement of any amounts paid by the Company in connection with its performance of the transitional services.
Leases
During the three and nine months ended September 30, 2023, upon reclassification of the above assets and liabilities to assets and liabilities of discontinued operations, the Company re-assessed the ROU assets of certain leases which will be assumed by Gallagher at closing and made the decision to abandon certain leases which will not be assumed by Gallagher and for which Eastern Insurance Group is the lessee. The ROU asset and lease liability of leases included in assets and liabilities of discontinued operations and which will either be assumed by Gallagher or terminated by the Company was $1.0 million and $3.5 million, respectively, at September 30, 2023 and $8.7 million and $9.2 million, respectively, at December 31, 2022. The Company will retain one lease for which Eastern Insurance Group is the current lessee. The lease will be partially sublet to Gallagher and transferred to the Bank upon dissolution of Eastern Insurance Group following the sale. The ROU asset and lease liability for such lease was $0.4 million and $0.6 million, respectively, at September 30, 2023 and $1.9 million and $2.2 million, respectively, at December 31, 2022.
The Company remeasured the present value of the future lease payments related to each lease for which Eastern Insurance Group is the lessee which resulted in a net reduction of the lease liabilities and a corresponding net reduction of the lease ROU assets of $6.4 million. The Company recorded an impairment charge of $2.0 million related to leases which will be terminated early following the closing of the asset sale. The impairment charge was included in net (loss) income from discontinued operations for the three and nine months ended September 30, 2023.
Revenue Recognition - Insurance Commissions
The Company currently acts as an agent in offering property, casualty, and life and health insurance to both commercial and consumer customers though Eastern Insurance Group. The Company may also earn additional commissions from the insurers based upon meeting certain criteria, such as premium levels, growth rates, new business volume and loss experience. The Company recognizes commission revenues when earned based upon the effective date of the policy or when services are rendered. Certain revenues are deferred to reflect delivery of services over the contract period. Upon the transfer of Eastern Insurance Group’s assets to Arthur J. Gallagher & Co., which occurred on October 31, 2023, the Company ceased to offer insurance products and services and thus no longer receives insurance-related commissions and revenues. The Company earns a fixed commission rate on the sales of these products and services.
Commissions are earned on the contract effective date and generally are based upon a percentage of premiums for insurance coverage. Commission rates depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk coverage, and historical benchmarks surrounding the level of effort necessary for the Company to place and service the insurance contract. The vast majority of the Company’s services and revenues are associated with the placement of an insurance contract. Insurance commissions earned but not yet received amounted to $16.1 million and $15.1 million as of September 30, 2023 and December 31, 2022, respectively, and were included in assets of discontinued operations on the Consolidated Balance Sheets.

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
20. Subsequent Events
On October 31, 2023, the Company completed the sale of its insurance agency business for net cash consideration of $498.1 million, subject to customary post-closing working capital adjustments. The net cash proceeds include the gross purchase price pursuant to the agreement of $515.0 million and an estimated working capital adjustment of $4.2 million, which were reduced by transaction expenses of $17.0 million and the settlement of certain obligations of the Company primarily related to employee post-retirement liabilities that originated prior to closing of $4.1 million. In addition, the Company transferred $7.4 million in fiduciary cash to Gallagher upon closing which is not included in the amount of net cash consideration of $498.1 million. In connection with the sale, the Company recognized a gain on sale of approximately $389.3 million, which is subject to certain post-closing adjustments related to working capital and transaction expenses. Refer to Note 19, “Discontinued Operations” for additional information regarding the Company’s sale of its insurance agency business. In addition, the Company recognized indirect noninterest expenses associated with the sale of approximately $24.2 million.
In connection with the sale of its insurance agency business, the Company amended its Defined Benefit Plan and BEP (the “Plans”), as well as the ESOP, to allow for accelerated vesting for all employees of the insurance agency business and several employees of the Bank transitioning to Gallagher who are participating in the Plan. In addition, the amendments included an amendment to the vesting criteria for the BEP whereby all participants have been credited with service vesting in the same manner and vest according to the same three year cliff vesting schedule as provided under the Defined Benefit Plan. In addition, in accordance with ASC 715-20, “Compensation-Retirement Benefits - Defined Benefit Plans,” the Company recognized a curtailment gain upon completion of the sale of the insurance agency business associated with the prior service credits attributable to the employees of the insurance agency business, all of which transferred to Gallagher. As of the date of this Quarterly Report on Form 10-Q, management estimates the amount of such non-cash settlement credit to be a gain within the range of $13.0 million and $18.0 million, representing the combined effect of the amendments to the Defined Benefit Plan and BEP.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2023, and our results of operations for the three and nine months ended September 30, 2023 and 2022. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2022 Form 10-K.
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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, the following factors:
•changes in regional, national or international macroeconomic conditions, including changes in inflation, recessionary pressures or interest rates in the United States, including potential impacts resulting from delays in raising or a failure to raise the national debt ceiling;
•the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments;
•general business and economic conditions on a national basis and in the local markets in which we operate, including those impacting credit quality;
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
•risks related to the implementation of acquisitions, dispositions, and restructurings, including the risk that acquisitions may not be timely completed or at all and may not produce results at levels or within time frames originally anticipated, including due to delays in obtaining regulatory approvals or to the conditions associated with such approvals;
•risks arising from unexpected expenses or challenges related to the Cambridge acquisition and integration;
•the risk that we may not be successful in the implementation of our business strategy;
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2022 Form 10-K and as may be further updated in our filings with the SEC from time to time.
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
In September 2023, following the approval of the sale of our insurance agency business by our board of directors, we reclassified our insurance agency business as held for sale in connection with a planned disposition of the business. A business is classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and certain other criteria are met. In accordance with ASC 205, Presentation of Financial Statements, we classify operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that will have a major impact on our financial condition and results of operations. Accordingly, the Consolidated

Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash flows present discontinued operations for the current period and were adjusted on a retrospective basis for prior periods and assets of discontinued operations were measured at their lower of cost or fair value. For further discussion, refer to Note 19, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
There have been no other material changes in critical accounting policies during the three and nine months ended September 30, 2023.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $21.1 billion and $22.6 billion at September 30, 2023 and December 31, 2022, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division.
In recent years, we managed our business under two business segments: our banking business and our insurance agency business. On September 19, 2023, we entered into an agreement to sell our insurance agency business and, consequently, reclassified substantially all of the related assets and certain liabilities to “assets and liabilities of discontinued operations,” respectively, on our Consolidated Balance Sheets and the results of discontinued operations were reclassified to “net (loss) income from discontinued operations” on our Consolidated Statements of Income. For additional discussion of discontinued operations, refer to Note 19, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. The following discussion excludes amounts reported as discontinued operations.
Net income and net loss from continuing operations for the three and nine months ended September 30, 2023 computed in accordance with GAAP were $63.5 million and $94.2 million, respectively, as compared to net income of $52.8 million and $145.6 million for the three and nine months ended September 30, 2022, respectively, representing an increase of 20.2% and a decrease of 164.7%, respectively. The increase in net income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a net income tax benefit recognized for the three months ended September 30, 2023 compared to income tax expense recognized for the three months ended September 30, 2022, which more than offset the combined effect of a decline in net interest income and an increase in noninterest expenses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Refer to the later sections titled “Results of Operations” within this Item 2 for additional discussion. The net loss for the nine months ended September 30, 2023 and resulting decline from net income during the nine months ended September 30, 2022 was primarily due to the sale of available for sale securities at a loss in connection with our balance sheet repositioning completed in March 2023. Refer to the later sections titled “Outlook and Trends” and “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 for additional discussion.
Net income from continuing operations and net loss continuing operations for the three and nine months ended September 30, 2023, respectively, and net income from continuing operations for the three and nine months ended September 30, 2022 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and nine months ended September 30, 2023 was $52.1 million and $146.3 million, respectively, compared to operating net income for the three and nine months ended September 30, 2022 of $53.6 million and $151.3 million, respectively, representing decreases of 2.8% and 3.3%, respectively. These decreases were primarily due to decreased noninterest income on an operating basis along with increased noninterest expense on an operating basis for both the three and nine months ended compared to the three and nine months ended September 30, 2022. See “Non-GAAP Financial Measures” and “Results of Operations” within this Item 2 for a reconciliation of operating net income to net income on a GAAP basis and further discussion of noninterest income and noninterest expense.
Banking Business
Our banking business offers a range of commercial, retail, wealth management and banking service, and consists primarily of attracting deposits from the general public, including municipalities, and investing those deposits, together with borrowings and funds generated from operations, to originate loans in a variety of sectors and to invest in securities. Our financial condition and results of operations depend primarily on (i) attracting and retaining relatively low cost, stable deposits, (ii) using those deposits to originate and acquire loans and earn net interest income and (iii) operating expenses incurred.
Lending Activities
We use funds obtained from deposits, as well as funds obtained from the FHLBB advances, primarily to originate loans and to invest in securities. Our lending focuses on the following categories of loans:
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of September 30, 2023 and December 31, 2022, we had total commercial and industrial loans of $3.1 billion and $3.2 billion, respectively, representing 22.2% and 23.2%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. As of September 30, 2023 and December 31, 2022, our SNC Program portfolio totaled $666.9 million and $685.8 million, respectively, or 21.6% and 21.9%, respectively, of our commercial and industrial portfolio, and 46.7% and 37.3%, respectively, of our SNC Program portfolio were loans to borrowers headquartered in our primary lending market. During the three and nine months ended September 30, 2023 we sold $191.8 million of SNC loans in our commercial and industrial portfolio. We did not sell any SNC loans during the three and nine months ended September 30, 2022. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and industrial revenue bonds (“IRBs”), the balances of which are detailed below:
◦As of September 30, 2023 and December 31, 2022, our ABL Portfolio totaled $225.9 million and $208.8 million, respectively, or 7.3% and 6.6%, respectively, of our commercial and industrial portfolio.
◦As of September 30, 2023 and December 31, 2022, our commercial and industrial IRB portfolio, which is comprised of municipal bonds issued to finance major capital projects, totaled $0.9 billion and $1.0 billion, respectively, or 29.1% and 31.7%, respectively, of our commercial and industrial portfolio.
•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other type properties. As of September 30, 2023 and December 31, 2022, we had total commercial real estate loans of $5.4 billion and $5.2 billion, representing 38.8% and 38.0%, respectively, of our total loans as of each period end. As of both September 30, 2023, and December 31, 2022, owner occupied loans totaled $0.9 billion, representing 16.8% and 17.8%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also included IRB loans of $590.7 million and $608.0 million as of September 30, 2023 and December 31, 2022, respectively, representing 10.9% and 11.8%, respectively, of our commercial real estate portfolio.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of September 30, 2023 and December 31, 2022, we had total commercial construction loans of $382.6 million and $336.3 million, respectively, representing 2.8% and 2.5%, respectively, of our total loans. Our commercial construction loan portfolio also included IRB loans as of $47.5 million and $36.9 million as of September 30, 2023 and December 31, 2022, respectively, representing 12.4% and 11.0% respectively, of our commercial construction portfolio.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of both September 30, 2023 and December 31, 2022, we had total business banking loans of $1.1 billion, representing 7.8% and 8.0% of our total loans for each period end, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $187.0 million and $900.8 million, respectively, as of September 30, 2023, and $208.4 million and $882.1 million, respectively, as of December 31, 2022.

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
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of September 30, 2023 and December 31, 2022, we had total residential real estate loans of $2.6 billion and $2.5 billion, respectively, representing 18.4% and 18.1%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential real estate loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and nine months ended September 30, 2023, residential real estate mortgage loan originations were $115.3 million and $253.0 million, respectively, of which $14.7 million and $36.6 million, respectively, were sold on the secondary markets. Comparatively, during the three and nine months ended September 30, 2022, residential real estate mortgage loan originations were $119.8 million and $397.5 million, respectively, of which $8.1 million and $53.2 million, respectively, were sold on the secondary markets. We began purchasing residential real estate mortgage loans during the third quarter of 2022. Loans purchased were subject to the same underwriting criteria as those loans originated directly by us. During the nine months ended September 30, 2023, we purchased $32.0 million of residential real estate mortgage loans. We did not purchase any residential real estate mortgage loans during the three months ended September 30, 2023. During the three and nine months ended September 30, 2022, we purchased $79.9 million of residential real estate loans.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of both September 30, 2023 and December 31, 2022, we had total consumer home equity loans of $1.2 billion, representing 8.6% and 8.8%, respectively, of our total loans as of each period end. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of September 30, 2023 and December 31, 2022, we had total other consumer loans of $219.7 million and $194.1 million, respectively, representing 1.6% and 1.4%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
Other Products and Services
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
Wealth Management Services
•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of September 30, 2023 and December 31, 2022, we held $3.2 billion and $2.9 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2023, we had noninterest income of $6.2 million and $18.1 million, respectively, from providing these services compared to $5.8 million and $18.0 million for the three and nine months ended September 30, 2022, respectively.
Acquisitions
Proposed Acquisition
On September 19, 2023, we entered into a definitive merger agreement with Cambridge Bancorp (“Cambridge”) and Cambridge Trust Company (“Cambridge Trust”) pursuant to which we have agreed to acquire Cambridge through a merger, with the Company as the surviving entity (the “Merger Agreement”). Under the Merger Agreement, each share of Cambridge common stock will be exchanged for 4.956 shares of our common stock. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and will provide Cambridge shareholders with a tax-free exchange of their shares of Cambridge common stock in exchange for our common stock as the consideration they will receive in the merger. We anticipate issuing approximately 39.4 million shares of our common stock in the merger. Based upon the closing price of our common stock on September 18, 2023 of $13.41 per share, the transaction is valued at approximately $528.1 million. The closing of the Cambridge acquisition, which is expected to occur in the first quarter of 2024, remains subject to required Company shareholder approval, Cambridge shareholder approval, regulatory approvals and satisfaction of other customary closing conditions set forth in the Merger Agreement.
Cambridge, a Massachusetts corporation, is a federally registered bank holding company headquartered in Cambridge, Massachusetts. Cambridge Trust, a Massachusetts-chartered trust company formed in 1890, is a wholly-owned subsidiary of Cambridge that operates through a network of 22 full-service banking offices in eastern Massachusetts and New Hampshire with $5.5 billion in total assets and $4.6 billion in deposits as of September 30, 2023. Cambridge’s core services also include wealth management. Through its wealth management group, which has five offices in Massachusetts and New Hampshire, it offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Cambridge had assets under management and administration of approximately $4.3 billion as of September 30, 2023.
Outlook and Trends
Sale of Insurance Operations
On September 19, 2023, we announced that we had entered into an agreement with a third-party insurance company to sell substantially all of the assets and transfer certain liabilities of our insurance agency business for a gross purchase price of $515.0 million, subject to customary post-closing working capital adjustments. Management made the decision to sell the insurance agency business to recognize the valuation premium of the business, while allowing us to focus on growth and strategic initiatives of our core banking business. The sale closed on October 31, 2023. The proceeds from the sale will primarily be used to pay down our short-term FHLB borrowings. Refer to Note 19, “Discontinued Operations” and Note 20, “Subsequent Events” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q for additional discussion.
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its most recent meeting on November 1, 2023, the FOMC decided to maintain the target range for the federal funds rate at the range set following its July 26, 2023 meeting. The FOMC indicated that in determining the extent to which additional policy firming may be appropriate to return inflation to 2 percent over time, the Committee will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 33% of the outstanding principal balance of our loans as of September 30, 2023 was indexed to a market rate that is expected to reprice along with the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion on September 30, 2023, representing approximately 17.2% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 14, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
Increases in the federal funds rate, which began in March 2022, and greater industry-wide competition for deposits have had a significant impact on our cost of interest-bearing liabilities and funding betas. Beginning in the third quarter of 2022 and to assist in meeting our loan-growth needs, we placed additional reliance on wholesale funding in the form of borrowings and then, in the fourth quarter of 2022, we started to purchase brokered certificates of deposit. These funding sources generally have a higher cost than deposits originating within the markets we serve and are not our preferred sources of funding. During the first quarter of 2023, we completed a balance sheet repositioning by selling a portion of our AFS securities portfolio for total proceeds of $1.9 billion. The proceeds from the sale of such securities have been used to increase cash levels and reduce wholesale funds and, in turn, improve our funding betas.

The following chart depicts our funding betas and cost of interest bearing liabilities for the previous twelve months as of September 30, 2023:

Funding Betas & Cost (2)
2.40%
1.80%
1.20%
0.60%
—%
48.00%
36.00%
24.00%
12.00%
—%
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Cycle Beta (1)
Total Cost of Interest Bearing Liabilities

(1)Cycle beta calculated as the change in monthly average total interest-bearing liabilities cost in each respective month from the beginning of the cycle, defined as February 2022, divided by the respective change in the average monthly upper bound of the Federal Funds target range during the same period.
(2)The total cost of interest bearing liabilities is charted on the left-hand y-axis and cycle beta data is charted on the right-hand y-axis.
The above chart demonstrates a flattening of our liabilities costs immediately following the sale of AFS securities in March 2023 as the cash generated from the sale was used to reduce wholesale funding.
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
Non-GAAP Financial Measures
We present certain non-GAAP financial measures, which management uses to evaluate our performance and which exclude the effects of certain transactions, non-cash items and GAAP adjustments that are non-recurring or infrequent and/or that we believe are unrelated to our core business and are therefore not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core businesses as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding GAAP financial measures. Except as otherwise indicated, the information presented within this section excludes discontinued operations. Refer to Note 19, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for further discussion regarding discontinued operations.
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, operating net income to average tangible shareholders’ equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) OREO gains and losses, (vii) merger and acquisition expenses, (viii) the non-cash pension settlement charge recognized related to our Defined Benefit Plan, (ix) certain discrete tax items, and (x) net income from discontinued operations. There were no expenses indirectly associated with OREO gains or losses, impairment charges on tax credit investments and associated tax credit benefits, or non-cash pension settlement charges during the periods presented in this Quarterly Report on Form 10-Q.
We also present tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, average tangible shareholders’ equity, the ratios of net income (loss) from continuing operations and operating net income to average tangible shareholders’ equity and tangible book value per share, each of which excludes the impact of goodwill and other intangible assets, as we believe these financial measures provide investors with the ability to further assess our performance, identify trends in our core business and provide a comparison of our capital adequacy to other companies. We have included the tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.
Our non-GAAP financial measures should not be considered as an alternative or substitute to GAAP net income (loss) from continuing operations, or as an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. An item which we consider to be non-core and exclude when computing these non-GAAP financial measures can be of substantial importance to our results for any particular period. In addition, our methodology for calculating non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar performance measures and, accordingly, our reported non-GAAP financial measures may not be comparable to the same or similar performance measures reported by other companies.

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income (loss) from continuing operations (GAAP)	$63,464	$52,808	$(94,198)	$145,593
Non-GAAP adjustments:
Add:
Noninterest income components:
Losses (income) from investments held in rabbi trusts	1,523	2,248	(4,336)	13,997
Losses on sales of securities available for sale, net	—	198	333,170	2,474
(Gains) losses on sales of other assets	(2)	(467)	3	(1,440)
Noninterest expense components:
Rabbi trust employee benefit (income) expense	(586)	(867)	2,002	(6,264)
Merger and acquisition expenses (1)	3,630	—	3,630	—
Total impact of non-GAAP adjustments	4,565	1,112	334,469	8,767
Less net tax benefit associated with non-GAAP adjustment (2)	15,944	318	93,960	3,058
Non-GAAP adjustments, net of tax	$(11,379)	$794	$240,509	$5,709
Operating net income (non-GAAP)	$52,085	$53,602	$146,311	$151,302

Weighted average common shares outstanding during the period:
Basic	162,370,469	163,718,962	162,199,158	166,682,222
Diluted	162,469,887	164,029,649	162,260,503	166,867,643

Earnings (losses) per share from continuing operations, basic	$0.39	$0.32	$(0.58)	$0.87
Earnings (losses) per share from continuing operations, diluted	$0.39	$0.32	$(0.58)	$0.87

Operating earnings per share, basic (non-GAAP)	$0.32	$0.33	$0.90	$0.91
Operating earnings per share, diluted (non-GAAP)	$0.32	$0.33	$0.90	$0.91
(1)Comprised of merger and acquisition expenses incurred related to our acquisition of Cambridge. Merger and acquisition expenses previously reported for the three and nine months ended September 30, 2022 related to acquisitions by Eastern Insurance Group were excluded from the above table as they were reclassified to discontinued operations. Refer to Note 19, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q for additional discussion.
(2)The net tax benefit associated with these items is generally determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. The net tax benefit amount for the nine months ended September 30, 2023 primarily resulted from the sale of securities classified as available for sale in the first quarter of 2023, a $23.7 million tax benefit resulting from the transfer of certain securities from Market Street Securities Corp., a wholly owned subsidiary which was liquidated during the first quarter of 2023, to Eastern Bank, and the net effect of establishing a valuation allowance and the subsequent reversal of the federal portion of such valuation allowance. Upon the sale of securities in the first quarter of 2023, we established a valuation allowance of $17.4 million, which is included in the net tax benefit amount, as it was determined at that time that it was not more-likely-than-not that the entirety of the deferred tax asset related to the loss on such securities would be realized. Following the execution of the agreement to sell our insurance agency business in September 2023 and our estimate of the resulting capital gain, which is described in the earlier “Outlook and Trends” section in this Item 2 and is estimated to be sufficient to realize federal capital losses related to the securities sale, we reversed the associated federal valuation allowance previously established as we had determined it was more-likely-than-not that the entirety of the federal deferred tax asset related to the loss on such securities would be realized. The tax expense resulting from the sale of the insurance agency business is expected to be recognized in the fourth quarter following the closing of the sale. The net tax benefit for the three months ended September 30, 2023 was primarily due to the reversal of the remainder of the federal portion of the valuation allowance described above and a net tax benefit associated with a change in management’s estimate of annual pre-tax loss for purposes of determining our quarterly income tax provision.

The following table summarizes the impact of non-core items with respect to our total revenue (loss), noninterest income (loss), noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net interest income (GAAP)	$137,205	$152,179	$417,102	$418,060
Add:
Tax-equivalent adjustment (non-GAAP)	4,376	3,672	12,698	8,956
Fully-taxable equivalent net interest income (non-GAAP)	141,581	155,851	429,800	427,016
Noninterest income (loss) (GAAP)	19,157	19,524	(264,492)	54,325
Less:
(Losses) income from investments held in rabbi trusts	(1,523)	(2,248)	4,336	(13,997)
Losses on sales of securities available for sale, net	—	(198)	(333,170)	(2,474)
Gains (losses) on sales of other assets	2	467	(3)	1,440
Noninterest income on an operating basis (non-GAAP)	20,678	21,503	64,345	69,356
Noninterest expense (GAAP)	$101,748	$95,765	$297,573	$276,066
Less:
Rabbi trust employee benefit (income) expense	(586)	(867)	2,002	(6,264)
Merger and acquisition expenses	3,630	—	3,630	—
Noninterest expense on an operating basis (non- GAAP)	$98,704	$96,632	$291,941	$282,330
Total revenue from continuing operations (GAAP)	$156,362	$171,703	$152,610	$472,385
Total operating revenue (non-GAAP)	$162,259	$177,354	$494,145	$496,372
Ratios:
Efficiency ratio (GAAP)	65.07%	55.77%	194.99%	58.44%
Operating efficiency ratio (non-GAAP)	60.83%	54.49%	59.08%	56.88%
The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure and includes discontinued operations, as of the dates indicated:

	As of September 30,	As of December 31,
	2023	2022
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$2,446,553	$2,471,790
Less: Goodwill and other intangibles (1)	657,824	661,126
Tangible shareholders’ equity (non-GAAP)	1,788,729	1,810,664
Tangible assets:
Total assets (GAAP)	21,146,292	22,646,858
Less: Goodwill and other intangibles (1)	657,824	661,126
Tangible assets (non-GAAP)	$20,488,468	$21,985,732
Shareholders’ equity to assets ratio (GAAP)	11.6%	10.9%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	8.7%	8.2%
Book value per share:
Common shares issued and outstanding	176,376,675	176,172,073
Book value per share (GAAP)	$13.87	$14.03
Tangible book value per share (non-GAAP)	$10.14	$10.28

(1)Includes goodwill and other intangibles included in assets of discontinued operations within the Company’s Consolidated Balance Sheets.
The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income (loss) from continuing operations and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net income (loss) from continuing operations (GAAP)	$63,464	$52,808	$(94,198)	$145,593
Operating net income (non-GAAP) (1)	52,085	53,602	146,311	151,302
Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$2,539,806	$2,776,691	$2,533,390	$2,970,159
Less: Average goodwill and other intangibles (2)	658,591	656,684	659,729	653,567
Average tangible shareholders’ equity (non-GAAP)	1,881,215	2,120,007	1,873,661	2,316,592
Ratios:
Return (loss) on average total shareholders’ equity (GAAP) (3)	9.91%	7.55%	(4.97)%	6.55%
Return (loss) on average tangible shareholders’ equity (non-GAAP) (3)	13.38%	9.88%	(6.72)%	8.40%
Operating return on average tangible shareholders’ equity (non-GAAP) (3)	10.98%	10.03%	10.44%	8.73%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income (loss) from continuing operations.
(2)Includes goodwill and other intangibles included in assets of discontinued operations within the Company’s Consolidated Balance Sheets.
(3)Presented on an annualized basis.
Financial Position
The information presented within this section excludes discontinued operations. Refer to Note 19, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q for further discussion regarding discontinued operations.
Summary of Financial Position

	As of September 30, 2023	As of December 31, 2022	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$608,808	$169,505	$439,303	259.2%
Securities available for sale	4,261,518	6,690,778	(2,429,260)	(36.3)%
Securities held to maturity	455,900	476,647	(20,747)	(4.4)%
Loans, net of allowance for loan losses	13,744,822	13,420,317	324,505	2.4%
Federal Home Loan Bank Stock	37,125	41,363	(4,238)	(10.2)%
Goodwill and other intangible assets	566,709	568,009	(1,300)	(0.2)%
Deposits	17,424,169	18,974,359	(1,550,190)	(8.2)%
Borrowed funds	715,372	740,828	(25,456)	(3.4)%
Cash and cash equivalents
Total cash and cash equivalents increased by $439.3 million, or 259.2%, to $608.8 million at September 30, 2023 from $169.5 million at December 31, 2022. This increase was primarily due to proceeds from sales of AFS securities of $1.9 billion during the first quarter of 2023, proceeds from maturities and principal paydowns of AFS and HTM securities of $350.9 million and proceeds from the sale of commercial and industrial loans during the three months ended September 30, 2023 of

$189.3 million. Partially offsetting this increase was a decrease in deposits of $1.6 billion and an increase in gross loans of $343.7 million for the nine months ended September 30, 2023. For further discussion of the change in securities, loans, and deposits, refer to the later “Securities,” ”Loans,” and ”Deposits,” sections in this Item 2.
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
U.S. government securities: At September 30, 2023 and December 31, 2022, our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of September 30, 2023	As of December 31, 2022
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,700,630	$4,111,908
Government-sponsored commercial mortgage-backed securities	1,089,120	1,348,954
U.S. Agency bonds	207,965	952,482
U.S. Treasury securities	93,219	93,057
State and municipal bonds and obligations	170,584	183,092
Other debt securities	—	1,285
Total available for sale securities, at fair value	4,261,518	6,690,778
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	260,271	276,493
Government-sponsored commercial mortgage-backed securities	195,629	200,154
Total held to maturity securities, at amortized cost	455,900	476,647
Total	$4,717,418	$7,167,425
Our securities portfolio has decreased $2.5 billion, or 34.2%, to $4.7 billion at September 30, 2023 from $7.2 billion at December 31, 2022. This decrease was primarily due to the completion of a balance sheet repositioning in March

2023 through the sale of AFS securities for total proceeds of $1.9 billion. Refer to the sections titled “Outlook and Trends” and “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 for additional discussion of such sales.
We did not have trading investments at September 30, 2023 or December 31, 2022.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $170.4 million at September 30, 2023 compared to $182.9 million at December 31, 2022.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both September 30, 2023 and December 31, 2022, we had no securities categorized as Level 3 within the fair value hierarchy.
Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.
The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended September 30, 2023 and December 31, 2022. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of September 30, 2023 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.29%	2.01%	1.59%	1.59%
Government-sponsored commercial mortgage-backed securities	—	1.65	1.60	1.95	1.79
U.S. Agency bonds	—	1.33	1.70	—	1.35
U.S. Treasury securities	—	1.96	—	—	1.96
State and municipal bonds and obligations	1.23	2.38	3.30	4.08	3.66
Total available for sale securities	1.23%	1.65%	1.75%	1.72%	1.72%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	—	2.22	—	2.22
Total held to maturity securities	—%	—%	2.22%	2.87%	2.59%
Total	1.23%	1.65%	1.87%	1.79%	1.79%

	Securities Maturing as of December 31, 2022 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.27%	1.00%	1.53%	1.45%
Government-sponsored commercial mortgage-backed securities	—	1.29	1.51	1.94	1.68
U.S. Agency bonds	—	0.79	0.97	—	0.82
U.S. Treasury securities	—	1.97	—	—	1.97
State and municipal bonds and obligations	1.22	2.26	3.17	4.05	3.66
Other debt securities	0.84	—	—	—	0.84
Total available for sale securities	0.89%	1.02%	1.25%	1.66%	1.47%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	—	2.23	—	2.23
Total held to maturity securities	—%	—%	2.23%	2.86%	2.59%
Total	0.89%	1.02%	1.36%	1.72%	1.54%
(1)Investment security weighted-average yields were calculated on a level-yield basis by weighting the tax equivalent yield for each security type by the book value of each maturity category.
The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a fully-taxable equivalent (“FTE”) basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Loans
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $343.7 million, or 2.5%, to $13.9 billion at September 30, 2023 from $13.6 billion at December 31, 2022. The increase was primarily due to increases in our commercial real estate and residential real estate portfolio balances and was partially offset by a decrease in our commercial and industrial portfolio.
•Our commercial real estate portfolio increased by $241.6 million from December 31, 2022 to September 30, 2023 which was primarily attributable to an increase of $251.9 million in commercial real estate investment loan balances. Such loans represent loans secured by commercial real estate that are non-owner-occupied. The increase in such loan balances was primarily due to management’s active focus on originating loans collateralized by industrial/warehouse and multi-family property types, which are included in the commercial real estate investment loan category, due to management’s belief that the credit performance of such loans has a stable outlook. The increase in commercial real estate investment loan balances was partially offset by a decrease in commercial real estate owner-occupied loans of $14.2 million which was due to net paydowns of such loans during the nine months ended September 30, 2023.
•Our residential real estate portfolio increased by $90.0 million during the nine months ended September 30, 2023. The increase in residential real estate loan balances was primarily due to fewer sales of originated loans resulting in more loans being held for investment, and purchases of loans which totaled $32.0 million during the nine months ended September 30, 2023.
•Our commercial and industrial portfolio decreased by $63.4 million from December 31, 2022 to September 30, 2023 which was primarily due to sales of commercial and industrial participation loans of $191.8 million during the nine months ended September 30, 2023. This decrease was partially offset by new loan originations within the commercial and industrial portfolio which were primarily funded with the proceeds from the sales of loans.

The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	As of September 30, 2023	As of December 31, 2022
	(In thousands)
Commercial and industrial	$3,087,509	$3,150,946
Commercial real estate	5,396,912	5,155,323
Commercial construction	382,615	336,276
Business banking	1,087,799	1,090,492
Residential real estate	2,550,861	2,460,849
Consumer home equity	1,193,859	1,187,547
Other consumer	219,720	194,098
Total loans	13,919,275	13,575,531
Allowance for loan losses	(155,146)	(142,211)
Unamortized premiums, net of unearned discounts and deferred fees	(19,307)	(13,003)
Total loans receivable, net	$13,744,822	$13,420,317
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and it is concentrated in the New England geographical area, with 83.6% of our commercial loans in Massachusetts and New Hampshire as of September 30, 2023.
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
Special mention, substandard and doubtful loans totaled 3.5% and 2.2% of total commercial loans outstanding at September 30, 2023 and December 31, 2022, respectively. This increase was driven by several risk rating downgrades of loans in the commercial and industrial and commercial real estate portfolios.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio improved to 0.38% at September 30, 2023, compared to 0.50% at December 31, 2022.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	September 30, 2023	December 31, 2022
Portfolio
Commercial and industrial	0.05%	0.12%
Commercial real estate	—%	—%
Commercial construction	—%	—%
Business banking	0.73%	1.00%
Residential real estate	1.03%	1.46%
Consumer home equity	1.36%	1.33%
Other consumer	0.41%	0.63%
Total	0.38%	0.50%
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
NPLs increased $8.9 million, or 23.0%, to $47.5 million at September 30, 2023 from $38.6 million at December 31, 2022. NPLs as a percentage of total loans increased to 0.34% at September 30, 2023 from 0.28% at December 31, 2022. Refer to the later “Allowance for Loan Losses” section in this Item 2 for a discussion of the change in non-accrual loans which comprise our NPLs as of September 30, 2023 and December 31, 2022.
The total amount of interest recorded on NPLs during both the nine months ended September 30, 2023 and 2022 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $3.8 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively.
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
ASU 2022-02 requires disclosure of loan modifications to borrowers experiencing financial difficulty. The aggregate amortized cost balance as of September 30, 2023 of loans modified during the three and nine months ended September 30, 2023, determined in accordance with ASU 2022-02, which were determined to be modifications to borrowers experiencing financial difficulty was $2.9 million and $7.0 million, respectively. As of September 30, 2023, there were no loans that had been modified to borrowers experiencing financial difficulty during the nine months ended September 30, 2023 and which had subsequently defaulted during the period.
Under previous accounting guidance, in cases where a borrower experienced financial difficulties and we made certain concessionary modifications to contractual terms, the loan was classified as a TDR. Loans modified during the three and nine months ended September 30, 2022 which were determined to be TDRs, determined in accordance with previous accounting guidance in effect through December 31, 2022, totaled $5.7 million and $9.6 million, respectively. As of

September 30, 2022, there were no loans that had been modified during the preceding 12 months, which were party to a TDR and which subsequently defaulted during the nine months ended September 30, 2022.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. As of September 30, 2023 and December 31, 2022, the carrying amount of PCD loans was $50.4 million and $56.6 million, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $123.1 million, or 65.8%, to $310.1 million at September 30, 2023 from $187.0 million at December 31, 2022. These loans as a percentage of total loans increased to 2.2% at September 30, 2023 from 1.4% at December 31, 2022. The increase in potential problem loans from December 31, 2022 to September 30, 2023 was primarily due to the downgrade of certain commercial and industrial and commercial real estate loans during the nine months ended September 30, 2023, including certain commercial real estate loans collateralized by properties in the office risk segment. Refer to the below “Commercial Real Estate Office Exposure” section of this Item 2 for additional information.

Commercial Real Estate Office Exposure. Our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, and mixed-use properties where rental income is primarily from office space) totaled $832.3 million and $819.3 million as of September 30, 2023 and December 31, 2022, respectively.
Given prevailing market conditions such as rising interest rates, reduced occupancy as a result of the increase in hybrid work arrangements post-COVID, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. As of September 30, 2023, three of these loans, which had a total recorded investment balance of $25.8 million, were on non-accrual status and had transitioned to non-accrual status during the three months ended September 30, 2023. As of December 31, 2022, none of these loans were on non-accrual status.
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	September 30, 2023	December 31, 2022
	(In thousands)
Commercial real estate
Pass	$701,632	$739,117
Special mention	—	14,713
Substandard	93,352	52,622
Doubtful	25,797	—
Total commercial real estate	$820,781	$806,452
Commercial construction
Pass	$11,330	$12,861
Special mention	222	—
Substandard	—	—
Doubtful	—	—
Total commercial construction	$11,552	$12,861
Total	$832,333	$819,313
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	September 30, 2023	December 31, 2022
	(In thousands)
Commercial real estate
Office	$435,481	$429,574
Medical office	113,797	112,674
Mixed-use	271,503	264,204
Total commercial real estate	$820,781	$806,452
Commercial construction
Office	$222	$10,323
Medical office	11,330	—
Mixed-use	—	2,538
Total commercial construction	$11,552	$12,861
Total	$832,333	$819,313
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
The allowance for loan losses increased by $12.9 million, or 9.1%, to $155.1 million, or 1.12% of total loans, at September 30, 2023 from $142.2 million, or 1.05% of total loans at December 31, 2022. The increase in the allowance for loan losses was primarily the result of additional reserves required due to increased loan balances, an increase in reserve rates for commercial real estate loans collateralized by properties in the office risk segment, and increased specific reserve balances, particularly as they relate to several commercial real estate loans collateralized by properties in the office risk segment which transitioned to non-accrual status during the three months ended September 30, 2023. Partially offsetting these increases in the allowance for loan losses, was our adoption of ASU 2022-02, as previously described above, which resulted in a change in reserving method for loans previously classified as TDRs. Upon adoption of ASU 2022-02, TDR loans for which the allowance for loan losses was determined by a discounted cash flow analysis transitioned to their respective pools of loans sharing similar risk characteristics and for which the allowance for loan losses is determined on a collective basis. As a result, the allowance for loan losses for such loans was reduced by $1.1 million.
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

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(109)	$(115)	$(274)	$(1,061)
Commercial real estate	(2)	(3)	(8)	(53)
Commercial construction	—	—	—	—
Business banking	(306)	83	(394)	244
Residential real estate	(30)	(56)	(63)	(80)
Consumer home equity	(39)	(6)	(33)	(16)
Other consumer	623	445	1,548	1,221
Total net loan charge-offs	137	348	776	255
Average loans:
Commercial and industrial	3,231,077	2,882,511	3,231,185	2,903,239
Commercial real estate	5,408,394	4,939,754	5,333,126	4,796,453
Commercial construction	365,704	329,199	350,986	282,647
Business banking	983,538	986,565	977,040	1,036,857
Residential real estate	2,551,132	2,041,869	2,524,526	1,979,615
Consumer home equity	1,175,685	1,146,547	1,173,504	1,116,270
Other consumer	210,664	194,981	198,257	198,866
Average total loans (1)	$13,926,194	$12,521,426	$13,788,624	$12,313,947
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.00%	0.00%	(0.01)%	(0.04)%
Commercial real estate	0.00	0.00	0.00	0.00
Commercial construction	—	—	—	—
Business banking	(0.03)	0.01	(0.04)	0.02
Residential real estate	0.00	0.00	0.00	0.00
Consumer home equity	0.00	0.00	0.00	0.00
Other consumer	0.30	0.23	0.78	0.61
Total net charge-offs to average loans outstanding during the period:	0.01%	0.01%	0.01%	0.01%
Total loans	$13,899,968	$12,884,605	$13,899,968	$12,884,605
Total non-accrual loans	$47,465	$33,954	$47,465	$33,954
Allowance for loan losses	$155,146	$131,663	$155,146	$131,663
Allowance for loan losses as a percent of total loans	1.12%	1.02%	1.12%	1.02%
Non-accrual loans as a percent of total loans	0.34%	0.26%	0.34%	0.26%
Allowance for loan losses as a percent of non-accrual loans	326.86%	387.77%	326.86%	387.77%
(1)Average loan balances exclude loans held for sale

Non-accrual loans increased $13.5 million, or 39.8%, to $47.5 million at September 30, 2023 from $34.0 million at September 30, 2022, primarily due to an increase in commercial real estate non-accrual loans of $25.8 million and was partially offset by a decrease in commercial and industrial non-accrual loans of $11.8 million. Non-accrual commercial real estate loans increased due to several loans, which are collateralized by properties in the office risk segment, transitioning to non-accrual status during the three months ended September 30, 2023. Two such loans were delinquent less than 30 days as of September 30, 2023. Non-accrual commercial and industrial loans decreased primarily due to payoffs and curing of delinquency of such loans, which included the payoff during the nine months ended September 30, 2023 of one commercial and industrial loan which was on non-accrual and had a balance of $7.2 million as of September 30, 2022. For additional information regarding the credit quality of our loans, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of September 30, 2023			As of December 31, 2022
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans (1)
	(Dollars in thousands)
Commercial and industrial	$26,518	17.09%	22.10%	$26,859	18.89%	23.21%
Commercial real estate	70,623	45.52%	38.80%	54,730	38.49%	37.97%
Commercial construction	7,799	5.03%	2.74%	7,085	4.98%	2.48%
Business banking	15,218	9.81%	7.85%	16,189	11.38%	8.03%
Residential real estate	26,355	16.99%	18.48%	28,129	19.78%	18.13%
Consumer home equity	5,482	3.53%	8.61%	6,454	4.54%	8.75%
Other consumer	3,151	2.03%	1.41%	2,765	1.94%	1.43%
Total	$155,146	100.00%	100.00%	$142,211	100.00%	100.00%
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
Separately, during the nine months ended September 30, 2023, we increased by $1.7 million our reserve on unfunded lending commitments, which was primarily due to an increase in the total exposure on unfunded lending commitments. This increase contributed to an increase in our non-interest expense during the nine months ended September 30, 2023.
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

We held an investment in the FHLBB of $37.1 million and $41.4 million at September 30, 2023 and December 31, 2022, respectively. The amount of stock we are required to purchase is proportional to our FHLB borrowings and level of total assets. Accordingly, the decrease in FHLB stock is due to decreased borrowings.
Goodwill and other intangible assets
The balance of our goodwill and core deposit intangible asset was $566.7 million and $568.0 million at September 30, 2023 and December 31, 2022, respectively, which excludes goodwill and other intangible assets included in discontinued operations. We did not record any impairment to our goodwill or core deposit intangible asset during the nine months ended September 30, 2023. For discussion of the impairment testing performed as of September 30, 2023, see Note 6, “Goodwill and Other Intangibles” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Deposits
Deposits originating within the markets we serve continue to be our primary source of funding our earning assets. Historically, we have been able to compete effectively for deposits in our primary market areas. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in our assessment of the stability of our funding sources and our access to additional funds. Furthermore, we shift the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize net interest margin.
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of September 30, 2023	As of December 31, 2022	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$5,177,015	$6,240,637	$(1,063,622)	(17.0)%
Interest checking	3,671,871	4,568,122	(896,251)	(19.6)%
Savings	1,393,545	1,831,123	(437,578)	(23.9)%
Money market investments	4,709,149	4,710,095	(946)	—%
Certificate of deposits (1)	2,472,589	1,624,382	848,207	52.2%
Total deposits	$17,424,169	$18,974,359	$(1,550,190)	(8.2)%
(1)Brokered certificates of deposit are included in total certificates of deposit and amounted to $394.1 million and $928.6 million at September 30, 2023 and December 31, 2022, respectively.
Deposits decreased by $1.6 billion, or 8.2%, to $17.4 billion at September 30, 2023 from $19.0 billion at December 31, 2022. This decrease was primarily the result of an overall decline in deposits following the failure of several banks in early 2023, as discussed in the earlier “Outlook and Trends” section in this Item 2, as well as industry-wide competition for deposits and a decrease in brokered certificates of deposit of $534.5 million. Brokered certificates of deposit decreased as such accounts matured and were not renewed in full as we emphasized other means for increasing our overall liquidity as of September 30, 2023. The decrease in brokered certificates of deposit was more than offset by a shift in deposit mix of certain core deposits from demand and interest checking deposits, which decreased by $1.1 billion and $0.9 billion, respectively, to certificates of deposit resulting in a net increase in certificates of deposit. This shift in deposit mix during the nine months ended September 30, 2023 was due primarily to increases in rates paid on certificates of deposit, which attracted depositors to such products.
The Bank’s estimate of total uninsured deposits was $7.4 billion and $9.0 billion at September 30, 2023 and December 31, 2022, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $5.7 billion and $7.3 billion at September 30, 2023 and December 31, 2022, respectively.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Nine Months Ended September 30, 2023		For the Year Ended December 31, 2022
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,469,593	—%	$6,647,518	—%
Interest checking	4,177,492	0.55%	4,890,709	0.24%
Savings	1,570,803	0.01%	2,015,651	0.01%
Money market investments	4,979,820	2.00%	5,057,445	0.27%
Certificate of deposits	2,184,631	4.08%	463,261	0.70%
Total deposits	$18,382,339	1.15%	$19,074,584	0.15%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of September 30, 2023	As of December 31, 2022
Maturing in	(In thousands)
Three months or less	$223,404	$39,322
Over three months through six months	288,898	45,053
Over six months through 12 months	186,704	149,107
Over 12 months	1,998	5,569
Total	$701,004	$239,051
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings decreased by $25.5 million to $715.4 million at September 30, 2023 compared to $740.8 million at December 31, 2022. The decrease was primarily due to a decrease in FHLB short-term advances. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.
The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of September 30, 2023	As of December 31, 2022	Amount ($)	Percentage (%)
	(In thousands)
FHLB short-term advances	$656,336	$691,297	$(34,961)	(5.1)%
Escrow deposits of borrowers	24,947	22,314	2,633	11.8%
Interest rate swap collateral funds	16,900	14,430	2,470	17.1%
FHLB long-term advances	17,189	12,787	4,402	34.4%
Total	$715,372	$740,828	$(25,456)	(3.4)%
Results of Operations
The information presented within this section excludes discontinued operations. Refer to Note 19, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q for further discussion regarding discontinued operations.
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2023	2022	Amount ($)	Percentage	2023	2022	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$202,168	$157,827	$44,341	28.1%	$592,813	$430,183	$162,630	37.8%
Interest expense	64,963	5,648	59,315	1,050.2%	175,711	12,123	163,588	1,349.4%
Net interest income	137,205	152,179	(14,974)	(9.8)%	417,102	418,060	(958)	(0.2)%
Provision for allowance for loan losses	7,328	6,480	848	13.1%	14,854	7,045	7,809	110.8%
Noninterest income (loss)	19,157	19,524	(367)	(1.9)%	(264,492)	54,325	(318,817)	(586.9)%
Noninterest expense	101,748	95,765	5,983	6.2%	297,573	276,066	21,507	7.8%
Income tax (benefit) expense	(16,178)	16,650	(32,828)	(197.2)%	(65,619)	43,681	(109,300)	(250.2)%
Net income (loss)	63,464	52,808	10,656	20.2%	(94,198)	145,593	(239,791)	(164.7)%
Comparison of the three and nine months ended September 30, 2023 and 2022
Interest and Dividend Income
Interest and dividend income increased by $44.3 million, or 28.1%, to $202.2 million during the three months ended September 30, 2023 from $157.8 million during the three months ended September 30, 2022. The increase was primarily a result of an increase in the yield on average interest-earning assets which increased by 107 basis points compared with the three months ended September 30, 2022. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures. Partially offsetting the impact of increased yields was a decrease in the average balance of our interest-earning assets which decreased by $1.3 billion, or 5.9%, to $20.2 billion during the three months ended September 30, 2023 compared to $21.5 billion during the three months ended September 30, 2022, which was primarily attributable to a decrease in the average balance of securities.
•Interest income on loans increased $44.3 million, or 35.4%, to $169.3 million during the three months ended September 30, 2023 from $125.0 million during the three months ended September 30, 2022. The increase in interest income on our loans was due to an increase in our yields and an increase in the average balance. The overall yield on our loans increased 88 basis points during the three months ended September 30, 2023 in comparison to the three months ended September 30, 2022. The increase in yield was primarily due to increases in market rates of interest which resulted in increased yields on variable rate loans which repriced and new loans originated at higher rates of interest. The average balance of our loans increased $1.4 billion, or 11.2%, to $13.9 billion during the three months ended September 30, 2023 from $12.5 billion during the three months ended September 30, 2022.
•Interest income on securities and other short-term investments increased slightly by $0.1 million, or 0.2%, to $32.9 million during the three months ended September 30, 2023 from $32.8 million during the three months ended September 30, 2022. The relative consistency in interest income on our securities and other short-term investments was due to the offsetting effect of an increase in our yield and a decrease in the overall average balance. The yield on our securities and short-term investments increased 62 basis points during the three months ended September 30, 2023 in comparison to the three months ended September 30, 2022 primarily due to an increase in the rate paid on our cash held at the Federal Reserve Bank of Boston from an average of 2.25% during the three months ended September 30, 2022 to an average of 5.33% during the three months ended September 30, 2023. In addition, our cash deposited at the Federal Reserve Bank of Boston increased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due primarily to the deposit of proceeds from the sale of AFS securities (discussed earlier) in March 2023. Substantially offsetting this increase was a decrease in our average securities balance, which decreased $2.7 billion, or 29.8%, to $6.3 billion for the three months ended September 30, 2023 from $9.0 billion for the three months ended September 30, 2022 which was primarily due to the sales of AFS securities in March 2023. For additional discussion of the sales, refer to the section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2.
Interest and dividend income increased by $162.6 million, or 37.8%, to $592.8 million during the nine months ended September 30, 2023 from $430.2 million during the nine months ended September 30, 2022. The increase was primarily a result of an increase in the yield on average interest-earning assets which increased by 114 basis points compared with the nine months ended September 30, 2022. Partially offsetting the impact of increased yields was a decrease in the average balance of our interest-earning assets which decreased by $0.7 billion, or 3.0%, to $21.0 billion during the nine months ended September 30, 2023 compared to $21.6 billion during the nine months ended September 30, 2022, which was primarily attributable to a decrease in the average balance of securities.
•Interest income on loans increased $150.1 million, or 45.0%, to $483.7 million during the nine months ended September 30, 2023 from $333.6 million during the nine months ended September 30, 2022. The increase in interest income on our loans was due to an increase in our yields and an increase in the average balance. The overall yield on our loans increased 110 basis points during the nine months ended September 30, 2023 in comparison to the nine months ended September 30, 2022. The increase in yield was primarily due to increases in market rates of interest which resulted in increased yields on variable rate loans which repriced and new loans originated at higher rates of interest. The average balance of our loans increased $1.5 billion, or 12.0%, to $13.8 billion during the nine months ended September 30, 2023 from $12.3 billion during the nine months ended September 30, 2022.
•Interest income on securities and other short-term investments increased $12.5 million, or 13.0%, to $109.1 million during the nine months ended September 30, 2023 from $96.6 million during the nine months ended September 30, 2022. The increase in interest income on our securities and other short-term investments was due to an increase in our yield on such investments. The yield on our securities and short-term investments increased 65 basis points during the nine months ended September 30, 2023 in comparison to the nine months ended September 30, 2022, primarily due to an increase in the rate paid on our cash held at the Federal Reserve Bank of Boston from an average of 1.10% during the nine months ended September 30, 2022 to an average of 4.99% during the nine months ended September 30, 2023. In addition, our cash deposited at the Federal Reserve Bank of Boston increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due primarily to the deposit of proceeds from the sale of AFS securities (discussed earlier) in March 2023. Partially offsetting this increase was a decrease in our average securities balance, which decreased $2.1 billion, or 22.9%, to $7.2 billion for the nine months ended September 30, 2023 from $9.3 billion for the nine months ended September 30, 2022 primarily due to the sales of AFS securities in March 2023. For additional discussion of the sales, refer to the section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2.
Interest Expense
During the three and nine months ended September 30, 2023, interest expense increased $59.3 million and $163.6 million, respectively, to $65.0 million and $175.7 million, respectively, from $5.6 million and $12.1 million during the three and nine months ended September 30, 2022, respectively. The increases were primarily attributable to an increase in both deposit and borrowings interest expense.
During the three months ended September 30, 2023, interest expense on our interest-bearing deposits increased by $54.8 million to $59.6 million from $4.8 million during the three months ended September 30, 2022. This increase was due to an increase in the rates paid on deposits and an increase in average interest-bearing deposits. Rates paid on deposits increased by 174 basis points to 1.89% during the three months ended September 30, 2023 from 0.15% during the three months ended September 30, 2022. This is primarily due to our increasing overall deposit rates paid in response to an increase in market rates of interest and heightened industry-wide competition for deposits, and an increase in brokered certificates of deposit which generally bear a higher rate of interest compared to other interest-bearing deposits. During the three months ended September 30, 2023, the average interest-bearing deposits balance increased by $0.1 billion to $12.5 billion from $12.4 billion during the three months ended September 30, 2022 as a result of our increasing of rates paid on such deposits as well as purchases of brokered certificates of deposit. We did not purchase any brokered certificates of deposit during the three months ended September 30, 2022.
Interest expense related to our borrowings increased by $4.5 million to $5.4 million during three months ended September 30, 2023 from $0.9 million during the three months ended September 30, 2022. The increase in borrowings interest expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is attributable to an increase in our utilization of our FHLB borrowing capacity and an increase in rates paid on such borrowings. We increased utilization of our FHLB borrowing capacity in order to support ongoing operations.
During the nine months ended September 30, 2023, interest expense on our interest-bearing deposits increased by $147.5 million to $158.7 million from $11.2 million during the nine months ended September 30, 2022. This increase was due to an increase in the rates paid on deposits and an increase in the balance of average interest-bearing deposits. Rates paid on deposits increased by 152 basis points to 1.64% during the nine months ended September 30, 2023 from 0.12% during the nine months ended September 30, 2022. This is primarily due to our increasing overall deposit rates paid in response to an increase in market rates of interest and heightened industry-wide competition for deposits and an increase in brokered certificates of deposit which generally bear a higher rate of interest compared to other interest-bearing deposits. During the nine months ended September 30, 2023, the average interest-bearing deposits balance increased by $0.4 billion to $12.9 billion from $12.5 billion during the nine months ended September 30, 2022. Average interest-bearing deposits increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as a result of our increasing of rates paid on such deposits as well as purchases of brokered certificates of deposit. We did not purchase any brokered certificates of deposit during the nine months ended September 30, 2022.
Interest expense related to our borrowings increased by $16.0 million to $17.0 million during the nine months ended September 30, 2023 from $1.0 million during the nine months ended September 30, 2022. The increase in borrowings interest expense during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is attributable to an increase in our utilization of our FHLB borrowing capacity and an increase in rates paid on such borrowings. We increased utilization of our FHLB borrowing capacity in order to support ongoing operations.
Net Interest Income
Net interest income decreased by $15.0 million, or 9.8%, to $137.2 million during the three months ended September 30, 2023 from $152.2 million for the three months ended September 30, 2022. Net interest income decreased due to the decrease in the average balance of net interest-earning assets of $1.6 billion, or 18.2%, to $7.3 billion during the three months ended September 30, 2023 from $8.9 billion during the three months ended September 30, 2022. Partially offsetting this decrease was an increase in yields on interest-earning assets.
Net interest income decreased by $1.0 million, or 0.2%, to $417.1 million during the nine months ended September 30, 2023 from $418.1 million for the nine months ended September 30, 2022. Net interest income decreased due to the decrease in the balance of average net interest-earning assets of $1.4 billion, or 16.0%, to $7.6 billion during the nine months ended September 30, 2023 from $9.0 billion during the nine months ended September 30, 2022. Partially offsetting this decrease was an increase in yields on interest-earning assets.
The following chart shows our net interest margin over the past five quarters:

Net Interest Margin ("NIM")
2.90%
2.85%
2.80%
2.75%
2.70%
2.65%
2.60%
2022 Q3
2022 Q4
2023 Q1
2023 Q2
2023 Q3
NIM

Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using marginal tax rates of 21.7% for both the three and nine months ended September 30, 2023 and 21.5% for both the three and nine months ended September 30, 2022. Net interest margin decreased 10 basis points to 2.77% during the three months ended September 30, 2023, from 2.87% during the three months ended September 30, 2022. The decrease in the net interest margin for the three months ended September 30, 2023 from the three months ended September 30, 2022 was due to a decrease in the average balance of our net-interest earning assets and increases in both the average balance and cost of interest bearing liabilities.
Net interest margin increased 10 basis points to 2.74% during the nine months ended September 30, 2023 from 2.64% during the nine months ended September 30, 2022. The increase in net interest margin for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 was primarily due to an increase in market rates of interest which resulted in an increase in our yield on interest-earning assets that exceeded the increase in costs of interest-bearing liabilities.

The following tables set forth average balance sheet items, annualized average yields and costs, and certain other information for the periods indicated. All average balances in the table reflect daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums that are amortized or accreted to interest income or expense. Average asset and liability balances included in discontinued operations are included in non-interest-earnings assets and liabilities, respectively.
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$2,553,150	$22,988	3.57%	$2,043,219	$15,811	3.07%
Commercial	9,988,712	128,051	5.09%	9,138,029	96,270	4.18%
Consumer	1,386,350	22,227	6.36%	1,341,528	16,072	4.75%
Total loans	13,928,212	173,266	4.94%	12,522,776	128,153	4.06%
Non-taxable investment securities	197,721	1,818	3.65%	269,900	2,428	3.57%
Taxable investment securities	5,579,452	24,191	1.72%	8,446,205	29,280	1.38%
Other short-term investments	537,602	7,269	5.36%	282,629	1,638	2.30%
Total interest-earning assets	$20,242,987	$206,544	4.05%	$21,521,510	$161,499	2.98%
Non-interest-earning assets	1,033,879			911,025
Total assets	$21,276,866			$22,432,535
Interest-bearing liabilities:
Deposits:
Savings account	$1,441,636	$43	0.01%	$2,021,125	$51	0.01%
Interest checking account	3,903,062	6,302	0.64%	5,211,914	2,686	0.20%
Money market investment	4,836,895	27,695	2.27%	4,824,452	1,893	0.16%
Time account	2,341,684	25,567	4.33%	380,560	151	0.16%
Total interest-bearing deposits	12,523,277	59,607	1.89%	12,438,051	4,781	0.15%
Borrowings	414,252	5,356	5.13%	153,882	843	2.17%
Total interest-bearing liabilities	$12,937,529	$64,963	1.99%	$12,595,737	$5,648	0.18%
Demand accounts	5,257,704			6,614,467
Other noninterest-bearing liabilities	541,827			445,640
Total liabilities	18,737,060			19,655,844
Shareholders’ equity	2,539,806			2,776,691
Total liabilities and shareholders’ equity	$21,276,866			$22,432,535
Net interest income – FTE		$141,581			$155,851
Net interest rate spread (2)			2.06%			2.80%
Net interest-earning assets (3)	$7,305,458			$8,925,773
Net interest margin – FTE (4)			2.77%			2.87%
Average interest-earning assets to interest-bearing liabilities	156.47%			170.86%
Return on average assets (5)(6)	1.10%			0.93%
Return on average equity (5)(7)	9.23%			7.55%
Noninterest expense to average assets (8)	2.49%			2.07%
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
(5)Presented on an annualized basis.

(6)Represents net income, including net (loss) income from discontinued operations, divided by average total assets.
(7)Represents net income, including net (loss) income from discontinued operations, divided by average equity.
(8)Includes noninterest expenses included in results of discontinued operations. Refer to Note 19, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for such amounts.

	As of and for the nine months ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$2,526,980	$66,593	3.52%	$1,980,630	$44,966	3.04%
Commercial	9,892,337	365,298	4.94%	9,019,196	258,082	3.83%
Consumer	1,371,761	63,333	6.17%	1,315,136	38,016	3.86%
Total loans	13,791,078	495,224	4.80%	12,314,962	341,064	3.70%
Non-taxable investment securities	197,744	5,452	3.69%	264,717	7,072	3.57%
Taxable investment securities	6,244,397	77,451	1.66%	8,484,540	88,277	1.39%
Other short-term investments	721,025	27,384	5.08%	541,285	2,726	0.67%
Total interest-earning assets	$20,954,244	$605,511	3.86%	$21,605,504	$439,139	2.72%
Non-interest-earning assets	952,378			1,099,406
Total assets	$21,906,622			$22,704,910
Interest-bearing liabilities:
Deposits:
Savings account	$1,570,803	$172	0.01%	$2,046,254	$153	0.01%
Interest checking account	4,177,492	17,155	0.55%	4,897,321	6,778	0.19%
Money market investment	4,979,820	74,612	2.00%	5,151,384	3,559	0.09%
Time account	2,184,631	66,747	4.08%	429,401	674	0.21%
Total interest-bearing deposits	12,912,746	158,686	1.64%	12,524,360	11,164	0.12%
Borrowings	478,347	17,025	4.76%	73,745	935	1.70%
Total interest-bearing liabilities	$13,391,093	$175,711	1.75%	$12,599,387	$12,123	0.13%
Demand accounts	5,469,593			6,698,640
Other noninterest-bearing liabilities	512,546			436,724
Total liabilities	19,373,232			19,734,751
Shareholders’ equity	2,533,390			2,970,159
Total liabilities and shareholders’ equity	$21,906,622			$22,704,910
Net interest income – FTE		$429,800			$427,016
Net interest rate spread (2)			2.11%			2.59%
Net interest-earning assets (3)	$7,563,151			$9,006,117
Net interest margin – FTE (4)			2.74%			2.64%
Average interest-earning assets to interest-bearing liabilities	156.48%			171.48%
(Loss) return on average assets (5)(6)	(0.53)%			0.86%
(Loss) return on average equity (5)(7)	(4.56)%			6.55%
Noninterest expense to average assets (8)	2.27%			1.98%
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
(5)Presented on an annualized basis.
(6)Represents net (loss) income, including net income from discontinued operations, divided by average total assets.
(7)Represents net (loss) income, including net income from discontinued operations, divided by average equity.

(8)Includes noninterest expenses included in results of discontinued operations. Refer to Note 19, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for such amounts.
The following chart shows the composition of our quarterly average interest-earning assets for the past five quarters:

Average Interest-Earning Assets
$25,000
$20,000
$15,000
$10,000
$5,000
$—
(in millions)
2022 Q3
2022 Q4
2023 Q1
2023 Q2
2023 Q3
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded a provision for allowance for loan losses of $7.3 million for the three months ended September 30, 2023, compared to a provision of $6.5 million for the three months ended September 30, 2022 and a provision for allowance for loan losses of $14.9 million for the nine months ended September 30, 2023 compared to a provision of $7.0 million for the nine months ended September 30, 2022. Management determined a provision to be necessary for the three and nine months ended September 30, 2023 primarily due to increased loan balances and an increase in non-performing commercial real estate loans, which are reserved for on a specific reserve basis. The increase in our non-performing commercial real estate loans was primarily attributable to several commercial real estate loans, which are collateralized by properties in the investor office risk segment, transitioning to non-accrual during the three months ended September 30, 2023.
Management’s estimate of our allowance for loan losses as of September 30, 2023 and the provision for allowance for loan losses for the three and nine months ended September 30, 2023, was supported, in part, by Oxford Economics’ September 2023 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will mildly contract in the fourth quarter of 2023 compared to the assumption used as of December 31, 2022, which had assumed the U.S. economy would enter a recession in the second quarter of 2023. This forecast reflects the impact of cumulative rate increases by the FOMC, with the most recent occurring in July 2023, tighter lending conditions, and continued inflation pressure leading to reduced consumer spending. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included an increased unemployment rate and a steady gross domestic product (“GDP”). Further, the forecast assumed that the FOMC will not raise federal rates further during the current economic cycle. Although the core consumer price index declined slightly in August 2023 from the prior month, inflation is expected to remain above the FOMC’s 2% target through 2024. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will enter a more severe recession at the end of 2023 and experience a fourth quarter decline in GDP of 2.6% on an annualized basis. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $11.5 million as of September 30, 2023. The upside scenario assumed GDP growth of 2.1% and 0.8% in the fourth quarter of 2023 and the first quarter of 2024, respectively, along with sustained recovery. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $7.2 million as of September 30, 2023.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$7,403	$6,708	$695	10.4%	$21,117	$23,558	$(2,441)	(10.4)%
Trust and investment advisory fees	6,235	5,832	403	6.9%	18,136	17,967	169	0.9%
Debit card processing fees	3,388	3,249	139	4.3%	10,071	9,417	654	6.9%
Interest rate swap income	1,695	1,562	133	8.5%	2,112	6,087	(3,975)	65.3%
(Losses) income from investments held in rabbi trusts	(1,523)	(2,248)	725	(32.3)%	4,336	(13,997)	18,333	(131.0)%
Losses on sales of commercial and industrial loans	(2,651)	—	(2,651)	100.0%	(2,651)	—	(2,651)	100.0%
(Losses) gains on sales of mortgage loans held for sale, net	(164)	22	(186)	(845.5)%	(288)	240	(528)	(220.0)%
Losses on sales of securities available for sale, net	—	(198)	198	(100.0)%	(333,170)	(2,474)	(330,696)	13,366.9%
Other	4,774	4,597	177	3.9%	15,845	13,527	2,318	17.1%
Total noninterest income (loss)	$19,157	$19,524	$(367)	(1.9)%	$(264,492)	$54,325	$(318,817)	(586.9)%
Noninterest income decreased $0.4 million, or 1.9%, to $19.2 million for the three months ended September 30, 2023 from $19.5 million for the three months ended September 30, 2022. This decrease was primarily due to losses on sales of commercial and industrial loans of $2.7 million. Partially offsetting the loss was a $0.7 million increase in income from investments held in rabbi trusts and a $0.7 million increase in service charges on deposit accounts.
•We realized a loss on sale of commercial and industrial loans of $2.7 million during the three months ended September 30, 2023. Management made the decision to sell certain loans included in the SNC Program in order to fund new loan originations and to provide additional liquidity to support ongoing operations. No commercial loans were sold during the three months ended September 30, 2022. For additional discussion, refer to Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
•Losses from investments held in rabbi trusts were $1.5 million for the three months ended September 30, 2023 compared to losses of $2.2 million for the three months ended September 30, 2022. For both periods, the losses were primarily due to an unfavorable mark-to-market adjustment on equity securities held in these accounts. The unfavorable mark-to-market adjustment for the three months ended September 30, 2022 was greater than the unfavorable mark-to-market adjustment for the three months ended September 30, 2023.
•Service charges on deposit accounts increased primarily as a result of an increase in customer overdraft charges primarily due to a larger volume of overdrafts for the three months ended September 30, 2023 compared to during the three months ended September 30, 2022.

Noninterest income decreased $318.8 million, to a net loss of $264.5 million for the nine months ended September 30, 2023 from income of $54.3 million for the nine months ended September 30, 2022. This decrease was primarily due to a $330.7 million increase in losses on sales in the first quarter of 2023 of securities available for sale, a $4.0 million decrease in interest rate swap income, losses on sales of commercial and industrial loans of $2.7 million, and a $2.4 million decrease in service charges on deposit accounts. These items were partially offset by an $18.3 million increase in income from investments held in rabbi trusts.
•Losses on sales of securities available for sale, net, increased by $330.7 million to $333.2 million for the nine months ended September 30, 2023 from $2.5 million for the nine months ended September 30, 2022 due to balance sheet repositioning which was completed in March 2023 and included the sale of certain available for sale securities. Refer to the section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 for additional discussion of such sales.
•Interest rate swap income decreased primarily as a result of a less favorable mark-to-market adjustment during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
•We realized a loss on sale of commercial and industrial loans of $2.7 million during the nine months ended September 30, 2023. Management made the decision to sell certain loans included in the SNC Program in order to fund new loan originations and to provide additional liquidity to support ongoing operations. No commercial loans were sold during the nine months ended September 30, 2022. For additional discussion, refer to Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
•Service charges on deposit accounts for the nine months ended September 30, 2023 decreased primarily as a result of decreased corporate account analysis charges which was due primarily to lower commercial deposit account customer activity attributable to heightened industry-wide competition for deposits. Also contributing to the decrease was a decrease in customer overdraft charges for the period, which decreased primarily as a result of our decision to reduce the amount of the overdraft fees charged to our customers beginning in the third quarter of 2022.
•Income from investments held in rabbi trusts increased primarily as a result of a favorable mark-to-market adjustment on equity securities held in these accounts for the nine months ended September 30, 2023 resulting from an increase in the market value of equity securities held in the rabbi trusts as compared to an unfavorable mark-to-market adjustment for the nine months ended September 30, 2022.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2023	2022	Amount	%	2023	2022	Amount	%
				(Dollars in thousands)
Salaries and employee benefits	$60,898	$61,292	$(394)	(0.6)%	$185,264	$171,525	$13,739	8.0%
Office occupancy and equipment	8,641	8,880	(239)	(2.7)%	26,797	28,804	(2,007)	(7.0)%
Data processing	13,443	12,242	1,201	9.8%	38,555	39,711	(1,156)	(2.9)%
Professional services	7,125	4,218	2,907	68.9%	13,277	11,510	1,767	15.4%
Marketing	1,765	2,118	(353)	(16.7)%	4,899	6,262	(1,363)	(21.8)%
Loan expenses	1,082	2,211	(1,129)	(51.1)%	3,292	5,757	(2,465)	(42.8)%
FDIC insurance	2,808	1,578	1,230	77.9%	8,388	4,710	3,678	78.1%
Amortization of intangible assets	504	299	205	68.6%	1,299	899	400	44.5%
Other	5,482	2,927	2,555	87.3%	15,802	6,888	8,914	129.4%
Total noninterest expense	$101,748	$95,765	$5,983	6.2%	$297,573	$276,066	$21,507	7.8%

Noninterest expense increased by $6.0 million, or 6.2%, to $101.7 million during the three months ended September 30, 2023 from $95.8 million during the three months ended September 30, 2022. This increase was primarily due to a $2.9 million increase in professional services, a $2.6 million increase in other noninterest expenses, a $1.2 million increase in

FDIC insurance, and a $1.2 million increase in data processing expense. These increases were partially offset by a $1.1 million decrease in loan expenses.
•Professional services increased primarily due to merger and acquisitions expenses incurred during the three months ended September 30, 2023, which totaled $3.6 million and were related to our proposed acquisition of Cambridge. No merger and acquisition expenses were incurred by the Bank during the three months ended September 30, 2022.
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
•FDIC insurance expenses increased primarily due to an increase in the assessment rate charged by the FDIC during the three months ended September 30, 2023 compared to during the three months ended September 30, 2022.
•Data processing expenses are primarily comprised of costs associated with the processing of customer transactions including loans and deposits and are partially impacted by fluctuations in related transaction volume. Such expenses, such as core data processing expenses, increased during the three months ended September 30, 2023 compared to during the three months ended September 30, 2022, primarily due to an increase in customer loan activity.
•Loan expenses decreased primarily due to a decrease in the volume of property titling expenses associated with consumer home equity line of credit (“HELOC”) applications received during the three months ended September 30, 2023 compared to during the three months ended September 30, 2022. We had marketed our HELOC products during the three months ended September 30, 2022 which had led to increased volume during that period. The marketing effort ceased in the fourth quarter of 2022 which led to a subsequent decline in the volume of HELOC applications received.
Noninterest expense increased by $21.5 million, or 7.8%, to $297.6 million during the nine months ended September 30, 2023 from $276.1 million during the nine months ended September 30, 2022. This increase was primarily due to a $13.7 million increase in salaries and employee benefits, a $8.9 million increase in other noninterest expenses, and a $3.7 million increase in FDIC insurance expenses. Partially offsetting these increases were a $2.5 million decrease in loan expenses and a $2.0 million decrease in office occupancy and equipment expenses.
•Salaries and employee benefits increased primarily due to an $8.3 million increase in benefit expense related to our defined contribution supplemental executive retirement plan (“DC SERP”). Participant benefits are adjusted based upon deemed investment performance. Accordingly, such investments experienced an increase in value during the nine months ended September 30, 2023 resulting in a corresponding increase in the related benefit expense. Also contributing to the increase was an increase of $5.4 million in salaries and wages expense, which was primarily due to costs of living salary and wage increases and the addition of new employees. Also contributing to the increase in salaries and employee benefits was an increase in the legacy long-term cash-based incentive plan compensation expense as well as an increase in the restricted stock award expense. Expense related to the long-term cash-based incentive plan increased to a net expense during the nine months ended September 30, 2023 compared to a net credit (reduction of expense) during the nine months ended September 30, 2022, resulting from an increase in certain metrics to which the awards are tied during such periods. Restricted stock award expense increased $3.3 million due to the restricted stock units and restricted stock awards granted in December 2022 and during the first and second quarters of 2023. Partially offsetting this increase was a decrease of $3.3 million in the pension service cost, which was primarily driven by a change in the mix of employees which reduced the present value of benefits based upon salary growth levels in comparison to the nine months ended September 30, 2022.
•Other noninterest expenses increased primarily due to a $9.4 million increase in other pension expense. This is primarily due to a decrease in expected return on plan assets in our Defined Benefit Plan. For further discussion on the Company’s Defined Benefit Plan refer to Note 10, “Employee Benefits” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Also contributing to this increase was a $1.5 million increase in the provision for credit losses on off balance sheet exposures, which was primarily due to increases in exposure on unfunded commercial and industrial loan commitments and unfunded construction loan commitments. Partially offsetting these items was a $2.1 million decrease in post-retirement bank-owned life insurance expense which was primarily caused by an increase in the discount rate used to determine the liability related to our split-dollar life insurance policies. This increase in the discount rate resulted in a decrease in the expense associated with such liabilities.
•FDIC insurance expenses increased $3.7 million primarily due to an increase in the assessment rates charged by the FDIC during the nine months ended September 30, 2023 compared to during the nine months ended September 30, 2022.
•Loan expenses decreased primarily due to a decrease in volume of HELOC applications received during the nine months ended September 30, 2023 compared to during the nine months ended September 30, 2022. The Bank stopped offering HELOC promotions at the end of 2022.
•Office occupancy and equipment expenses decreased primarily due to a decrease in operating lease expense, which was primarily due to a decrease in the number of occupancy leases during the nine months ended September 30, 2023 compared to during the nine months ended September 30, 2022.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated and excludes income tax expense related to discontinued operations:
Tax Provision and Applicable Tax Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Combined federal and state income tax (benefit) provision	$(16,178)	$16,650	$(65,619)	$43,681
Effective income tax rate	(34.2)%	24.0%	41.1%	23.1%
Blended statutory tax rate	28.2%	28.1%	28.2%	28.1%
Income tax expense decreased by $32.8 million to a benefit of $16.2 million for the three months ended September 30, 2023 from an expense $16.7 million for the three months ended September 30, 2022. The decrease was primarily the result of our reversal of a federal valuation allowance established in the first quarter of 2023 related to our sale of securities at a loss and a revision in management’s estimate of annual pre-tax loss for purposes of determining our quarterly income tax provision. For additional information related to income taxes see Note 12, “Income Taxes” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Income tax expense decreased by $109.3 million to a benefit of $65.6 million in the nine months ended September 30, 2023 from a provision of $43.7 million in the nine months ended September 30, 2022. The decrease in income tax expense, which resulted in a tax benefit for the nine months ended September 30, 2023, was primarily due to lower income before income tax expense, which was a net loss and net benefit during the nine months ended September 30, 2023, respectively, as a consequence of losses realized on sales of available for sale securities in the first quarter of 2023. For additional information related to the Company’s income taxes see Note 12, “Income Taxes” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
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
Our asset-liability management strategy is devised and monitored by our Asset/Liability Management Committee (“ALCO”), a subcommittee of the Enterprise Risk Management Committee (“ERMC”), in accordance with policies approved by our Board of Directors. ALCO meets regularly to review, among other things, our sensitivity to interest rate changes, loan pricing and activity, investment activity and strategy, hedging strategies, and deposit pricing and funding strategies with respect to overall balance sheet composition. Management reports regularly to the Risk Management Committee of the Board of Directors on these risks and objectives with independent oversight and reporting from our Financial and Model Risk Management group.
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
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income (“NII”) model. We model our NII over a 12-month and 24-month period assuming no changes in interest rates and a static balance sheet, where cash flows from financial assets and liabilities are replaced with new business of similar terms at current rates. We then model NII for the same period under the assumption that market rates increase and decrease instantaneously by certain basis point increments, which vary by period depending upon market conditions, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column in the table below.
Many assumptions are made in the modeling process for both NII and economic value of equity (“EVE”, discussed further below), including but not limited to the repricing and maturity characteristics of existing and new business, loan and security prepayments, administered deposit rate betas, duration of deposits without stated maturity dates, and other option risks. Management believes these assumptions to be reasonable for the various interest rate environments modeled, however, differences in actual results from these assumptions could change our exposure to interest rate risk. The models assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Additionally, the model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. We do not model negative interest rate scenarios.
Because of the limitations inherent in any modeling approach used to measure market risk, including NII and EVE sensitivity analysis, and because, in the event of changes in interest rates, management would take active steps to manage interest rate risk exposure among its financial assets and liabilities, modeling results, including those discussed in “Interest Rate Sensitivity” and “EVE Interest Rate Sensitivity” below, should not be relied upon as a forecast of actual NII or EVE, nor should they be interpreted as management’s expectations of actual results in the event of such interest rate fluctuations. The tables provide an indication of our interest rate risk exposure at a particular point in time, and actual results may differ.

The tables below set forth, as of September 30, 2023 and December 31, 2022, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of September 30, 2023
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$485,972	(14.1)%
200	526,269	(7.0)%
100	546,184	(3.5)%
Flat	565,939	—%
(100)	584,027	3.2%
(200)	592,055	4.6%
(400)	594,348	5.0%

	As of December 31, 2022
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$528,247	(8.4)%
300	539,739	(6.4)%
200	552,231	(4.2)%
Flat	576,477	—%
(100)	585,728	1.6%
(200)	586,771	1.8%
(1)Assumes an immediate uniform change in market interest rates at all maturities.
As of September 30, 2023, our model, as indicated above, shows a decline in our net interest income in rising rate scenarios. In the rising rate scenarios, funding costs are modeled to rise faster than income on earning assets, due, in part, to the mix of funding which has shifted towards higher rate paying deposits and wholesale funding in recent quarters. As shown in the table above, the model generated similar results as of December 31, 2022. That is, the model showed a decline in our net interest income in the rising rate scenarios as funding costs were modeled to rise faster than income on earning assets, due, in part, to the shift in our mix of funding. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period. As such, we did not previously model an instantaneous 400 basis point decrease in interest rates at December 31, 2022 given the lower level of interest rates compared to September 30, 2023.
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
Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our EVE model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at September 30, 2023 and (+200, +300, +400 basis points and -100, -200 basis points) at December 31, 2022. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.

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
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)		As of September 30, 2023
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$3,214,556	$(718,082)	(18.3)%	17.68%
200	3,546,866	(385,772)	(9.8)%	18.52%
100	3,731,893	(200,745)	(5.1)%	18.95%
Flat	3,932,638	—	—	19.39%
(100)	4,175,346	242,708	6.2%	19.94%
(200)	4,333,505	400,867	10.2%	20.08%
(400)	4,539,079	606,441	15.4%	19.84%

Change in Interest Rates (basis points) (1)		As of December 31, 2022
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level		EVE as a Percentage of Total Assets (3)
		Amount	Percent
	(Dollars in thousands)
400	$3,691,963	$(691,696)	(15.8)%	18.48%
300	3,834,512	(549,147)	(12.5)%	18.72%
200	4,007,265	(376,394)	(8.6)%	19.04%
Flat	4,383,659	—	—	19.66%
(100)	4,527,743	144,084	3.3%	19.74%
(200)	4,620,994	237,335	5.4%	19.61%
(1)Assumes an immediate uniform change in market interest rates at all maturities.
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
At September 30, 2023, we had $608.8 million of cash and cash equivalents, an increase of $439.3 million from $169.5 million at December 31, 2022. The increase in cash levels was due primarily to a decrease of $2.4 billion in AFS securities from $6.7 billion at December 31, 2022 to $4.3 billion at September 30, 2023. In March 2023, we completed a balance sheet repositioning by selling lower yielding AFS securities. The sale allowed us to redeploy the proceeds in the current higher interest rate environment through increased cash levels and loan fundings, and the reduction of wholesale borrowings.

The increased cash levels following our balance sheet repositioning provided strong balance sheet liquidity to support the needs of our depositors as part of our liquidity contingency planning during the uncertain environment created by the bank failures in the months of March and May 2023. Advances from the FHLBB were also used to support ongoing operations and totaled $673.5 million and $704.1 million at September 30, 2023 and December 31, 2022, respectively.
We participate in the IntraFi Network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At both September 30, 2023 and December 31, 2022 we had no IntraFi Network one-way sell deposits. At September 30, 2023 and December 31, 2022, we had repurchased $1.2 billion and $665.0 million, respectively, of previously sold reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At September 30, 2023, we had $673.5 million in outstanding advances and the ability to borrow up to an additional $2.0 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At September 30, 2023, we had a $2.5 billion collateralized line of credit from the Federal Reserve Bank of Boston through the Bank Term Funding Program. The Bank Term Funding Program was created by the Federal Reserve in March 2023. At September 30, 2023, we had the ability to borrow up to $879.4 million from the Federal Reserve Bank of Boston Discount Window. In addition, we were able to acquire brokered deposits at our discretion to raise additional funds. At September 30, 2023, we had $394.1 million in brokered certificates of deposit. At September 30, 2023, cash and cash equivalents were $608.8 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $5.3 billion, providing total liquidity sources of $5.9 billion. These liquidity sources provided 105% coverage of all customer uninsured and uncollateralized deposits, which totaled $5.7 billion, or 32% of total deposits, as of September 30, 2023. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” within this Item 2.
Anticipating the completion of the sale of Eastern Insurance Group’s business during the quarter ending December 31, 2023, our funding mix during the three months ended September 30, 2023 relied more heavily on short-term FHLB borrowings. As disclosed elsewhere in this Quarterly Report on Form 10-Q, we completed the sale of Eastern Insurance Group’s business on October 31, 2023 for a gross purchase price of $515.0 million, subject to customary post-closing working capital adjustments. We plan to use the proceeds from the sale to pay down our short-term FHLB borrowings. For further discussion refer to “Outlook and Trends” within this Item 2.
Sources of Liquidity

	As of September 30, 2023		As of December 31, 2022
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi deposits	$1,196,524	$—	$664,971	$—
Brokered deposits (1)	394,120	—	928,648	—
Federal Home Loan Bank (2)	673,525	1,966,522	704,084	1,976,166
Federal Reserve Bank of Boston- Bank Term Funding Program (3)	—	2,493,305	—	—
Federal Reserve Bank of Boston- Discount Window (4)	—	879,448	—	538,894
Total	$2,264,169	$5,339,275	$2,297,703	$2,515,060
(1)The additional borrowing capacity has not been assessed for this category.
(2)As of September 30, 2023 and December 31, 2022, loans have been pledged to the FHLBB with a carrying value of $4.2 billion and $3.9 billion, respectively, resulting in this additional unused borrowing capacity.
(3)Securities with a carrying value of $2.5 billion at September 30, 2023 have been pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program, resulting in this additional unused borrowing capacity.
(4)Loans with a carrying value of $1.1 billion at both September 30, 2023 and December 31, 2022, and securities with a carrying value of $370.3 million at September 30, 2023 were pledged to the Discount Window, resulting in this additional borrowing capacity. No securities were pledged to the Discount Window at December 31, 2022.
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

Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At September 30, 2023 and December 31, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10.0%; (2) a minimum of common equity Tier 1 capital ratio of 6.5%; (3) a minimum of Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of September 30, 2023 and December 31, 2022. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
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
The Company’s actual capital ratios are presented in the following table:

	As of September 30, 2023	As of December 31, 2022
Capital Ratios:
Average equity to average assets (1)	11.94%	12.52%
Total regulatory capital (to risk-weighted assets)	17.03%	17.89%
Common equity Tier 1 capital (to risk-weighted assets)	16.00%	16.94%
Tier 1 capital (to risk-weighted assets)	16.00%	16.94%
Tier 1 capital (to average assets) leverage	12.27%	12.03%
(1)The ratio presented as of September 30, 2023 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At September 30, 2023, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2022 Form 10-K.
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
At September 30, 2023, we had $5.9 billion of commitments to originate loans, comprised of $3.6 billion of commitments under commercial loans and lines of credit (including $888.6 million of unadvanced portions of construction loans), $2.1 billion of commitments under home equity loans and lines of credit, $201.9 million in standard overdraft coverage commitments, $17.1 million of unfunded commitments related to residential real estate loans and $62.9 million in other consumer loans and lines of credit. In addition, at September 30, 2023, we had $54.5 million in standby letters of credit outstanding. We also had $8.5 million in forward commitments to sell loans.
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

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely and/or hybrid. The Company is continually monitoring and assessing the impact of working remotely and/or hybrid on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
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
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2022 Form 10-K and the risk factors set forth below. Except for the revised risk factors below, as of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2022 Form 10-K.
The market price of the Company’s common stock after the merger may be affected by factors different from those currently affecting shares of Company common stock.
Subject to the receipt of regulatory and shareholder approvals, and the satisfaction of other closing conditions, upon the completion of the merger with Cambridge, the Company will be incorporating Cambridge’s business into its own to create a combined enterprise. While we believe there are significant similarities and expected synergies in core business activities and geographical locations of our businesses and services, the Company’s business differs from that of Cambridge. Accordingly, the results of operations of the Company and the market price of the Company’s common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and Cambridge.
The Company may fail to realize all of the anticipated benefits of the merger, particularly if the integration of the Company’s and Cambridge’s businesses is more difficult than expected.
The success of the merger will depend, in part, on our ability to successfully combine the businesses of Company and Cambridge. the Company may fail to realize some or all of the anticipated benefits of the transaction if the integration process takes longer or is more costly than expected. Furthermore, any number of unanticipated adverse occurrences for either the business of Cambridge or the Company may cause us to fail to realize some or all of the expected benefits. The integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Each of these issues might adversely affect the Company, Cambridge or both during the transition period, resulting in adverse effects on the Company following the merger. As a result, revenues may be lower than expected or costs may be higher than expected and the overall benefits of the merger may not be as great as anticipated.
The Company may be unable to retain Company and/or Cambridge personnel successfully while the merger is pending or after the merger is completed.
The success of the merger will depend in part on the Company’s ability to retain the talents and dedication of key employees currently employed by the Company and Cambridge. It is possible that these employees may decide not to remain with the Company or Cambridge, as applicable, while the merger is pending or with the Company after the merger is completed. If the Company and Cambridge are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and Cambridge could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the Company’s business activities may be adversely affected, and management’s attention may be diverted from successfully integrating the Company and Cambridge to hiring suitable replacements, all of which may cause the Company’s business to suffer. In addition, the Company and Cambridge may not be able to locate or retain suitable replacements for any key employees who leave either company.
The Company and Cambridge have incurred and expect to continue to incur significant costs related to the merger and integration.
The Company and Cambridge have incurred and expect to incur significant, non-recurring costs in connection with negotiating the merger agreement and closing the merger. In addition, the Company will incur integration costs following the completion of the merger as the Company integrates the Cambridge business, including facilities and systems consolidation costs and employment-related costs. The Company and Cambridge will also incur significant legal, financial advisory, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the merger. Some of these costs incurred by the Company are payable regardless of whether the merger is completed.
The Company and Cambridge may also incur additional costs to maintain employee morale and to retain key employees. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.
Regulatory approvals related to the merger may not be received, may take longer to receive than expected or may impose burdensome conditions that are not presently anticipated, which could impose additional costs and could delay or prevent completion of the merger.
Before the merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities of the United States, the Commonwealth of Massachusetts and the State of New Hampshire. These governmental entities, including the Federal Reserve Board, the FDIC, the Massachusetts Division of Banks and the New Hampshire Banking Department, may impose conditions on the completion of the merger or require changes to the terms of the merger. While the Company does not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the Company following the merger, any of which might have a material adverse effect on the Company following the merger. The Company is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a “Burdensome Condition” as defined in the merger agreement.
There can be no assurance as to whether the regulatory approvals will be received or the timing of the approvals.
If the merger is not consummated by September 19, 2024, either the Company or Cambridge may choose not to proceed with the merger.
Either the Company or Cambridge may terminate the merger agreement if the merger has not been completed by September 19, 2024, unless the failure of the merger to be completed has resulted from the failure of the party seeking to terminate the merger agreement to perform its obligations.

Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of the Company and Cambridge.
Shareholders of the Company and/or Cambridge may file lawsuits against the Company, Cambridge and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or Cambridge defendants from completing the merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to the Company and/or Cambridge, including any cost associated with the indemnification of directors and officers of each company. The Company and Cambridge may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and Cambridge and could prevent or delay the completion of the merger.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1(1)
Asset Purchase Agreement by and among Eastern Insurance Group, LLC, Eastern Bank, Eastern Bankshares, Inc. and Arthur J. Gallagher Risk Management Services, LLC, dated as of September 19, 2023 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on September 19, 2023)

2.2(1)
Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Eastern Bank, Citadel MS 2023, Inc., Cambridge Bancorp and Cambridge Trust Company, dated as of September 19, 2023 (incorporated by reference to Exhibit 2.2 to the Form 8-K filed with the Securities and Exchange Commission on September 19, 2023)

10.1†
Executive Severance Benefits Agreement dated as of September 19, 2023 between Denis K. Sheahan and Eastern Bank (incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the Securities and Exchange Commission on September 19, 2023)

10.2†
Change in Control Agreement dated as of September 19, 2023, among Eastern Bankshares, Inc., Eastern Bank and Denis K. Sheahan (incorporated by reference to Exhibit 99.3 to the Form 8-K filed with the Securities and Exchange Commission on September 19, 2023)

10.3†	Amendment No. 1 to Benefit Equalization Plan dated December 12, 2020

10.4†	Amendment No.2 to Benefit Equalization Plan dated January 1, 2022

10.5†	Amendment No. 3 to Benefit Equalization Plan dated June 5, 2023

10.6†	Amendment to Eastern Bank Employee Stock Ownership Plan, dated June 5, 2023

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2023 and 2022, (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+
†Management contract or compensatory plan, contract or arrangement
*Filed herewith
+    Furnished herewith
(1)    Certain schedules and other similar attachments to this exhibit were omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will provide a copy of such omitted documents to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

Date: November 3, 2023	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: November 3, 2023	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)