Form 10-K
period 2023-12-31
Eastern Bankshares, Inc.
filed 2024-02-26
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Securities Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2023 of $12.27, as reported by the Nasdaq Global Select Market, was $1,882,518,640.
176,426,993 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement relating to its 2024 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors:
•changes in regional, national or international macroeconomic conditions, including changes in inflation, recessionary pressures or interest rates in the United States;
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
•changes in regulation, legislation, accounting standards and practices, and fiscal monetary policy;
•the risk that goodwill and intangibles recorded in our financial statements will become impaired;
•risks related to the implementation of acquisitions, dispositions, and restructurings, including the pending merger with Cambridge Bancorp and Cambridge Trust Company, which is further described in Part I, Item 1 in this Annual Report on Form 10-K under “Recent Acquisitions – Bank Acquisitions,” including the risk that acquisitions may not be timely completed or at all and may not produce results at levels or within time frames originally anticipated, including due to delays in obtaining regulatory approvals or to the conditions associated with such approvals;
•risks related to the potential integration of Cambridge Bancorp and Cambridge Trust Company, including that revenue and expense synergies or other expected benefits may not materialize or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
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

PART I
ITEM 1. BUSINESS
General Corporate Overview
Eastern Bankshares, Inc., a Massachusetts corporation, which we sometimes refer to as the “Company,” is a bank holding company headquartered in Boston, Massachusetts that was incorporated under Massachusetts law in 2020. We are the sole shareholder of Eastern Bank, which we sometimes refer to as the “Bank,” a Massachusetts-chartered bank founded in 1818. Through the Bank, we provide a variety of banking and trust and investment services. As of December 31, 2022, we had two reportable business segments: banking and insurance agency, which we conducted under the name Eastern Insurance Group LLC (“Eastern Insurance Group”). In the third quarter of 2023, we announced the sale of substantially all of the assets and transfer of substantially all of the liabilities of our insurance agency business. We completed the sale on October 31, 2023. Accordingly, as of December 31, 2023, we had one reportable segment: our banking business. As of December 31, 2023, we had total consolidated assets of $21.1 billion, total gross loans of $14.0 billion, total deposits of $17.6 billion and total shareholders’ equity of $3.0 billion. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Consumer Financial Protection Bureau.
Our diversified products and services include lending, deposit, and wealth management. Deposits obtained through the branch banking network have traditionally been the principal source of funds for use in lending and for other general business purposes. We offer a range of demand deposit accounts, interest checking accounts, money market accounts, savings accounts and time certificates of deposit accounts. Our lending focuses on the following loan categories: commercial and industrial, including our Asset Based Lending Portfolio, commercial real estate, commercial construction, small business banking, residential real estate and home equity loans. Through Eastern Bank’s wealth management offering, we provide a wide range of trust services. In addition, we offer automated lock box collection services, cash management services and account reconciliation services to our corporate and institutional customers, as well as cash management services to our municipal clients.
The only entity controlled directly by Eastern Bankshares, Inc. is Eastern Bank, which is a wholly owned subsidiary. Eastern Bank controls five active subsidiaries as follows:
1.Broadway Securities Corporation, a wholly owned subsidiary engaged in buying, selling, dealing in and holding securities and in holding industrial revenue bonds (“IRBs”);
2.Real/Property Services, Inc., a wholly owned subsidiary that provides real estate services to Eastern Bank;
3.Millennium Corporation, a wholly owned subsidiary engaged in holding IRBs;
4.Shared Value Investments LLC, a wholly owned subsidiary that invests in low income housing and other tax credit investments; and
5.Eastern Insurance Group, a wholly owned subsidiary that previously acted as an agent in offering insurance solutions for clients with personal, commercial or employee benefits-related insurance needs. Substantially all of the assets and certain liabilities of Eastern Insurance Group were sold in the fourth quarter of 2023, and Eastern Insurance Group no longer conducts operations.
Market Area and Competition
Our primary market consists of the greater Boston area, specifically eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island.
The statistical area used for government data gathering purposes that aligns most closely with our lending area is known as the Boston–Worcester–Providence combined statistical area, or CSA. In addition to greater Boston, this area includes the metropolitan areas of Manchester, New Hampshire; Worcester, Massachusetts; and Providence, Rhode Island. It also includes the Cape Cod region of Massachusetts. With an estimated population of 8.4 million, the Boston–Worcester–Providence CSA is the sixth largest CSA in the United States based upon 2022 population data.
We believe the Boston–Worcester–Providence CSA provides a well-diversified and resilient economic base. There are approximately 3.4 million households in the Boston–Worcester–Providence CSA with an average of 2.4 persons per household. Median household income in 2022 for the Boston–Worcester–Providence CSA was approximately $95,000 compared to $75,000 for the United States as a whole. The estimated median age of the population in the Boston–Worcester–Providence CSA is 40.4 years, compared to 39.0 years for the United States as a whole. For the fourteen counties in eastern Massachusetts, southern Maine, and southern New Hampshire in which our branches are located and from which we gather most of our deposits, the average unemployment rate as of December 2023 was 3.2%, as compared to 3.5% for the United States as a whole. For the statistical area consisting of Boston and Cambridge, Massachusetts, and Nashua, New Hampshire, which is a subset of the Boston–Worcester–Providence CSA, the unemployment rate as of December 2023, the most recent date for which data was available, was 3.2%, according to the U.S. Bureau of Labor Statistics.
Home to over 100 colleges and universities, including nationally and internationally recognized institutions such as Boston College, Boston University, Brown University, Harvard University, Massachusetts Institute of Technology, Northeastern University, Wellesley College and Worcester Polytechnic Institute, the Boston–Worcester–Providence CSA includes many employers in what often is referred to as the “knowledge-based economy” that relies on highly-educated employees, professionals and entrepreneurs. Approximately 45.8% of the population in the Boston–Worcester–Providence CSA age 25 or older has at least a bachelor’s degree, compared to 35.7% for the United States as a whole as of December 31, 2023. Major employment sectors range from education, services, manufacturing and wholesale and retail trade, to finance, technology and health care. Seven of the ten largest employers in the Boston metropolitan statistical area (“MSA”) are hospitals. Professional, scientific, and technical services, which covers a variety of industries including computer systems design, scientific research and development, management consulting, architecture and law, comprise the second largest share of the Boston MSA employers.
The financial services industry in general and in our market in particular is highly competitive. We face significant competition in gathering deposits and originating loans. Our most direct competition for deposits has historically come from banking institutions operating in our primary market area. Based on data from the FDIC as of June 30, 2023 (the latest date for which information is available), we had a weighted average deposit market share of 5.4% for the seven separate banking markets tracked by the Federal Reserve Board in which we have at least one branch. In the Boston market, which accounted for 94.5% of our deposits as of June 30, 2023, our market share was 3.5%, representing the fifth largest deposit share in that market. We also face competition for deposits from other financial services companies such as securities brokerage firms, credit unions, insurance companies and money market funds.
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
We expect competition to continue to increase, especially as a result of regulatory and technological changes, the continuing trend of consolidation in the financial services industry, and the Federal Open Market Committee’s (the “FOMC’s”) monetary policy, including increases to the federal funds rate, which have led to increased competition for customer deposits. Increased competition for deposits and the origination of loans could limit our growth in the future.
Recent Acquisitions
Bank Acquisitions
During the past two decades, we have been able to expand our banking business through a combination of internal or “organic” growth complemented by opportunistic strategic transactions. Since 1997, we have completed eight mergers or acquisitions of banking businesses, the most recent of which was Century Bancorp, Inc., which we acquired in November 2021.
On September 19, 2023, we entered into a definitive merger agreement with Cambridge Bancorp (“Cambridge”) and Cambridge Trust Company pursuant to which we have agreed to acquire Cambridge through a stock for stock merger, with us as the surviving entity. The closing of the Cambridge acquisition remains subject to required shareholder and regulatory approvals and satisfaction of other customary closing conditions set forth in the merger agreement. There can be no assurances as to whether, or when, we and Cambridge will obtain the required approvals or complete the merger. For additional discussion, refer to the “Outlook and Trends” section included in Part II, Item 7 in this Annual Report on Form 10-K.
Business Strategy
Our goal is to enhance our position as one of the leading banking institutions in our market, providing a broad array of banking and other financial services to retail, commercial and small business customers. In recent years, we have focused significant effort on and invested heavily in our infrastructure to create sophisticated and competitive products and services, a strong, experienced work force, and awareness of our banking brand. We also plan to grow by acquisition.
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
Pursue opportunistic acquisitions. We have pursued and intend to continue to prudently pursue opportunities to acquire banks in our existing and contiguous markets that we believe will create attractive financial returns. Our focus is primarily on franchises that enhance our funding profile, product capabilities or geographic density, while maintaining an acceptable risk profile. We believe the vital need to make increasingly significant technological investments has greatly amplified the importance of scale in banking. We believe that as a result of our initial public offering (“IPO”), which was completed in October 2020, we are well-positioned as a consolidator in the banking market because of our financial strength, reputation and culture as evidenced by our acquisition of Century in November 2021 and our proposed acquisition of Cambridge.
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
Lending Activities
Lending Activities
We use funds obtained from deposits, including brokered certificates of deposit, as well as funds obtained from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) advances, primarily to originate loans and to invest in securities. We believe our loan portfolio is well diversified with approximately 9,600 commercial relationships at December 31, 2023. Our lending area mainly consists of the greater Boston area, specifically eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island. In connection with our acquisition of Century, we acquired loans which are outside of our traditional lending area. Such loans will run-off over time as we are not actively pursuing lending activities in such areas. As of December 31, 2023, the remaining recorded investment balance of loans acquired in connection with our Century acquisition and which were outside of our traditional lending area was $401.7 million.
Beginning in the third quarter of 2022 and ending in the first quarter of 2023, we purchased mortgage loans, specifically one- to four-family residential real estate loans, a portion of which were outside of our traditional lending area. Loans purchased were subject to the same underwriting criteria as those loans originated directly by us. From the third quarter of 2022 to the first quarter of 2023, we purchased a total of $412.2 million of residential real estate loans. As of December 31, 2023, $355.9 million of those acquired loans were outside of our traditional lending area.
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
Loans in this category consist of lines of credit and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of December 31, 2023, we had total commercial and industrial loans of $3.0 billion, representing 21.8% of our total loans.
The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. For commercial and industrial loans, our primary focus is middle-market companies located in the markets we serve. Loans are extended on both a secured and unsecured basis, according to the credit profile of the customer, at both fixed interest rates and variable interest rates at varying spreads over the Secured Overnight Financing Rate (“SOFR”) and Prime rate. The average tenure of our commercial and industrial portfolio varies according to market conditions but at December 31, 2023 it was approximately 6 years.
In managing the commercial and industrial loan portfolio, we focus on the size of the customer’s lending relationship, which we view as the aggregate amount of all loans and loan commitments outstanding to a commercial borrower and any related borrowers or guarantors. The average commercial and industrial lending relationship by balance at December 31, 2023 was $3.7 million. At December 31, 2023, our ten largest commercial and industrial lending relationships, including relationships with combined commercial and industrial and owner-occupied commercial real estate exposure (e.g., combination of outstanding principal balance and undrawn commitment amount), had an average exposure of $68.6 million and ranged in exposure size from $60.6 million to $80.4 million.
Approximately 65.2% of our commercial and industrial loan exposure at December 31, 2023 was to customers headquartered within our primary lending market, which consists of eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island, although we participate in the syndicated loan market and the SNC Program. Our regulators and Eastern Bank consider a SNC to be any loan or loan commitment for which the commitment amount is equal to or greater than $100 million, in aggregate; and which is shared by three or more federally supervised unaffiliated institutions under a formal lending agreement; or a portion of which is sold to two or more federally supervised unaffiliated institutions, with the purchasing institutions assuming their pro rata share of the credit risk. As of December 31, 2023, our commercial and industrial SNC Program portfolio totaled $606.2 million, or 20.0%, of our commercial and industrial portfolio, and 45.1% of our commercial and industrial SNC Program portfolio were loans to borrowers headquartered in our primary lending market. During the year ended December 31, 2023 we sold $214.2 million commercial and industrial loans that were previously included in the SNC program portfolio.
Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and IRBs, which are municipal bonds issued to finance major capital projects. The majority of our IRB portfolio is in educational and other non-profit sectors. As of December 31, 2023, our ABL and commercial and industrial IRB portfolios totaled $203.1 million and $934.5 million, respectively.
Commercial Real Estate Loans. Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel and other type properties.
As of December 31, 2023, we had total commercial real estate loans of $5.5 billion, representing 39.1% of our total loans. As of December 31, 2023, owner occupied loans totaled $990.4 million, representing 18.2%, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or proceeds from the sale of the real estate. A portion of our commercial real estate loans were included in the SNC program portfolio discussed above. As of December 31, 2023, our commercial real estate SNC Program portfolio totaled $86.3 million, or 1.6% of our of our commercial real estate portfolio.
Our commercial real estate loan portfolio includes IRB loans of $591.0 million, or 10.8% of our commercial real estate portfolio, as of December 31, 2023.

The average outstanding loan balance in our commercial real estate portfolio was approximately $3.7 million as of December 31, 2023, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2023, our ten largest commercial real estate loans had an average exposure of $33.6 million, ranging from $26.8 million to $38.5 million.
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
We originate a variety of fixed- and adjustable-rate commercial real estate loans with terms and amortization periods generally up to 30 years, which may include balloon loans. Interest rates and payments on most of our adjustable-rate loans are set based upon the 30-day SOFR index plus a margin.
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
As of December 31, 2023, we had total commercial construction loans of $387.0 million, representing 2.8% of our total loans. The majority of the loans in this category, measured by the outstanding loan balance as of December 31, 2023, are secured by properties located in our primary lending area. At December 31, 2023, our ten largest construction loans had an average exposure of $33.8 million, ranging from $27.8 million to $50.0 million. A portion of our commercial construction loans were included in the SNC program portfolio discussed above. As of December 31, 2023, our commercial construction SNC Program portfolio totaled $10.2 million, or 2.6% of our of our commercial construction portfolio.
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
Land development loans and IRB loans within the construction portfolio totaled $2.6 million and $63.8 million, respectively, as of December 31, 2023.
Small Business Loans. This category, which we refer to as “business banking,” is comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans.
As of December 31, 2023, we had total business banking loans of $1.1 billion, representing 7.8% of our total loans. In this category, commercial and industrial loans and commercial real estate loans totaled $186.9 million and $898.9 million, respectively, as of December 31, 2023. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans.
A portion of our small business loans are guaranteed by the U.S. Small Business Administration (“SBA”), through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a United States Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. Eastern Bank is a preferred lender under the SBA’s Preferred Lender Program, which allows expedited underwriting and approval of SBA 7(a) loans. For 2009-2023, Eastern Bank was distinguished as the highest producer of SBA 7(a) loans, in terms of loan volume, in Massachusetts. As of December 31, 2023, our SBA portfolio held approximately 1,437 loans with $112.6 million outstanding.

One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential real estate loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.
As of December 31, 2023, we had total residential real estate loans of $2.6 billion, representing 18.4% of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit score and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans.
Our one-to four-family residential real estate loans generally do not have prepayment penalties. We generally do not offer loans with negative amortization and do not offer interest-only one- to four-family residential real estate loans, although we may provide for interest-only payments with respect to loan modifications.
Through a team of approximately 14 licensed mortgage loan officers, we originate residential loans either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs, although we generally retain non-conforming residential loans in our portfolio. Since 2016, we have outsourced to an independent party the processing, underwriting (using our criteria) and closing of residential loans originated by our mortgage loan officers. During the year ended December 31, 2023, residential real estate mortgage originations were $341.7 million, of which $51.6 million were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.
At December 31, 2023, our ten largest one- to four-family residential real estate loans had an average balance of $2.8 million, ranging from $2.2 million to $5.2 million.
As previously indicated, we began purchasing mortgage loans, specifically one- to four-family residential mortgages, in the third quarter of 2022 and we stopped purchasing these loans in the first quarter of 2023. Loans purchased were subject to the same underwriting criteria as those loans originated directly by us.
Home Equity Loans and Lines of Credit. Loans in this category consist of home equity lines of credit and home equity loans. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan. We maintain policy standards for minimum credit score and cash reserves and maximum loan-to-value ratios consistent with a “prime” portfolio. For home equity loans and lines of credit originated in 2023, the average Fair Isaac Corporation (“FICO”) score was 761.
As of December 31, 2023, we had total consumer home equity loans of $1.2 billion, representing 8.7% of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
Other Consumer Loans. Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile loans, home improvement loans, airplane loans and other personal loans.
As of December 31, 2023, we had total other consumer loans of $235.5 million, representing 1.7% of our total loans. Our policy and underwriting considerations in this category include, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
Loan Sales and Purchases
We generally originate commercial loans for our portfolio, although we sell participation interests in commercial and industrial loans and commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits.
Beginning in the third quarter of 2022 and ending in the first quarter of 2023, we purchased mortgage loans, specifically one- to four-family residential real estate loans. Loans purchased were subject to the same underwriting criteria as those loans originated directly by us. From the third quarter of 2022 to the first quarter of 2023, we purchased a total of $412.2 million of residential real estate loans. We purchase loan participations from other financial institutions and during the year ended December 31, 2023, we purchased $366.7 million of loan participations. As of December 31, 2023, we held loan participation interests, including SNCs, totaling $1.6 billion in loans originated by other lenders, consisting of $1.0 billion of commercial and industrial loan participations, $447.6 million of commercial real estate loan participations, $146.0 million of commercial construction loan participations, and less than $0.1 million of business banking loan participations. In the third and fourth quarters of 2023 we sold commercial and industrial loans totaling $214.2 million which were previously included in the SNC program portfolio.
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
Loans-to-One Borrower Limit and Loan Category Concentration
The maximum amount that we may lend to one borrower and its related entities generally is limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital shares, surplus account and undivided profits. At December 31, 2023, our regulatory limit on loans-to-one borrower was $595.0 million.
As of December 31, 2023, our internal limits on loans-to-one borrower (and related entities), all of which are subject to industry-specific sub-limits, were:
•$50.0 million for commercial real estate loans;
•$125.0 million for commercial real estate relationships;
•$50.0 million for commercial and industrial relationships, including loans to non-profit entities;
•$75.0 million for loans to education entities with a risk rating between 1 and 7;
•$50.0 million for loans to education entities with a risk rating of 8 and above;
•$75.0 million for loans to healthcare entities with a risk rating between 1 and 4; and
•$50.0 million for loans the healthcare entities with a risk rating of 5 and above;
Aggregate exposure limits can be increased up to 10% on an exception basis with the approval of the Credit Committee, including the approval of the Chief Credit Officer and the Chief Commercial Banking Officer.
Investment Activities
Our securities portfolio consists primarily of government-sponsored residential mortgage-backed securities (which includes collateralized mortgage obligations), government-sponsored commercial mortgage-backed securities (which includes collateralized mortgage obligations), U.S. Agency bonds, U.S. Treasury securities, and state and municipal bonds and obligations. We view our securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Risk Management Committee of the Board of Directors is responsible for approving and overseeing our investment policy, which it reviews at least annually. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and market risk considerations. At December 31, 2023, our securities portfolio totaled $4.9 billion, and generated interest and dividends of 13.4% of total interest income for the year ended December 31, 2023. On at least a quarterly basis, we assess our securities portfolio for expected credit losses in accordance with the current expected credit losses (“CECL”) methodology, with separate approaches depending on whether a security is classified as available for sale (“AFS”) or held to maturity (“HTM”).
Sources of Funds
Deposits and other interest-bearing liabilities. At December 31, 2023, total deposits were $17.6 billion. Deposits originating through our branch banking network have traditionally been the principal source of our funds for use in lending and for other general business purposes. We offer a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in our market area. We believe we have been able to attract and maintain satisfactory levels of deposits based on the level of service we provide to our customers, the convenience of our banking locations, our electronic banking options, and our interest rates, all of which are generally competitive with those of competing financial institutions.
We also participate in the IntraFi Network, which allows us to provide access to FDIC deposit insurance protection on deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. As of December 31, 2023, we had repurchased $1.3 billion reciprocal deposits from other IntraFi Network banks and had no additional capacity. In addition, we may purchase brokered certificates of deposit as an additional source of funds. As of December 31, 2023, the balance of purchased brokered certificates of deposit was $50.0 million.
Borrowings. At December 31, 2023, total borrowings were $48.2 million. Borrowings consist of both short-term and long-term borrowings and primarily consist of FHLB advances. Borrowings provide us with one source of funding. Maintaining available borrowing capacity with the FHLB provides us with a contingent source of liquidity.
Eastern Bank is a member of the FHLB of Boston, sometimes referred to herein as the “FHLBB.” The primary reason for our FHLBB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLBB, we are required to purchase shares in the FHLBB. Accordingly, we had invested $5.9 million in shares of the FHLBB and had $17.7 million outstanding in FHLBB borrowings with original maturities ranging from 1 week to 20 years at December 31, 2023. We had $2.9 billion of borrowing capacity remaining with the FHLBB at December 31, 2023.
See Note 9, “Borrowed Funds” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for more information regarding borrowings.
Eastern Wealth Management
Through Eastern Bank’s wealth management division, we offer a range of trust services, including managing customer investments, serving as custodian for customer assets, and providing other fiduciary services including serving as trustee and personal representative of estates. Our clients include individuals, trusts, businesses, employer-sponsored retirement plans and charitable organizations. Services offered include financial planning and portfolio management. At December 31, 2023, Eastern Bank held $3.3 billion of assets in a fiduciary, custodial or agency capacity for customers. These assets are not assets of Eastern Bank and therefore are not included in the Consolidated Balance Sheets included in this Annual Report on Form 10-K. Eastern Wealth Management had 47 full-time equivalent employees as of December 31, 2023 and revenue of $24.3 million during the year ended December 31, 2023.
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
Massachusetts Banking Laws and Supervision
Eastern Bank, as a Massachusetts-chartered bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to issue shares and to undertake certain other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a Massachusetts-chartered bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint the FDIC as a receiver or conservator if the Massachusetts Commissioner of Banks or the FDIC determine that a Massachusetts-chartered bank is conducting business in an unsafe or unauthorized manner, and under certain other circumstances.
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
On September 7, 2022, we announced receipt of a notice of non-objection from the Federal Reserve Board for our most recent share repurchase program. The program, which authorized the purchase of up to 8,900,000 shares, or 5.0% of our then-outstanding shares of common stock over a 12-month period, was limited to $200.0 million through August 31, 2023. The program expired in August 2023. We made no repurchases of shares during the year ended December 31, 2023.
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
Federal Bank Regulation
Capital Requirements. Federal regulations require FDIC-insured depository institutions, such as Eastern Bank, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to average assets leverage ratio of 4.0%. The Federal Reserve has substantially identical requirements for the holding company. For further discussion of these requirements, see Note 14, “Minimum Regulatory Capital Requirements” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” in an amount of 2.5% or greater, on top of the minimum risk-based capital ratios. For banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments, the capital conservation buffer effectively increases the minimum common equity Tier 1 capital ratio to 7.0%, the minimum Tier 1 capital ratio to 8.5%, and the minimum total capital ratio to 10.5%. At December 31, 2023, Eastern Bank exceeded the regulatory requirement for the capital conservation buffer.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 ratio of 4.5% or greater and a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2023, Eastern Bank was a “well capitalized” institution under FDIC regulations.
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
The FDIC also announced that, as required by the FDIA, any losses to the Deposit Insurance Fund (“DIF”) to support uninsured depositors would be recovered by a special assessment. On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of SVB and Signature Bank, as required by the FDIA. The assessment base for the special assessments is equal to an insured depository institution’s (“IDI”) estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis after the receiverships for SVB and Signature Bank terminate. The final rule set an effective date of April 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024, with an invoice payment date of June 28, 2024).
The FDIC has authority to further increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Eastern Bank. Future insurance assessment rates cannot be predicted. For further information regarding risks related to insurance assessments, please refer to “Risk Factors—Risks Related to Regulations—An increase in FDIC insurance assessments could significantly increase our expenses” in Part I, Item 1A of this Annual Report on Form 10-K
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.
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
Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by FDIC regulations, Eastern Bank as a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income (“LMI”) neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Eastern Bank’s most recently published FDIC CRA performance rating was “Outstanding.”
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
On October 24, 2023, the FDIC, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Reserve Board jointly issued a final rule that makes comprehensive amendments to the FDIC’s regulation implementing the CRA. The amendments will change the ways that the agencies evaluate the engagement by Eastern Bank and other banks with assets of $2 billion or more with LMI individuals and communities, small businesses, and small farms, including conducting separate assessments of such banks’ activities using four tests: (1) retail lending, (2) retail services and products, (3)

community development financing, and (4) community development services. The amendments will update the CRA regulations to evaluate CRA performance outside traditional assessment areas generated by the growth of non–branch delivery systems, such as online and mobile banking. The amendments also will require Eastern Bank and other banks with assets of $2 billion or more large banks to delineate their geographic CRA assessment areas on the basis of full counties, metropolitan divisions, or metropolitan statistical areas. The final rule generally takes effect on April 1, 2024, with certain provisions becoming effective on January 1, 2026, and January 1, 2027.
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
Additionally, federal securities regulations promulgated by the Securities and Exchange Commission require disclosures pertaining to executive compensation, including executive compensation paid to certain executive officers, the relationship of executive compensation to company financial performance, and our executive compensation policies and practices.
Consumer Protection and Fair Lending Regulations. Massachusetts-chartered banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. The U.S. Department of Justice also has authority to enforce federal fair lending laws, and has recently brought a number of enforcement actions against banks for discriminatory lending practices in violation of the Fair Housing Act and the Equal Credit Opportunity Act since announcing its Combatting Redlining Initiative in October 2021.
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
Federal Reserve System
Historically, the Federal Reserve Board regulations required depository institutions to maintain interest-earning reserves against their transaction accounts. However, in March of 2020, the Federal Reserve Board eliminated reserve requirements and therefore there was no minimum reserve requirement as of December 31, 2023. The Federal Reserve Board has stated that it has no plans to re-impose reserve requirements. However, they may adjust reserve requirement ratios in the future if conditions warrant. The annual interest rate on reserve balances was 5.4% as of December 31, 2023.
Federal Home Loan Bank System
Eastern Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital shares in the FHLB bank of which they are a member. Eastern Bank acquired capital shares in the FHLBB and was in compliance with this requirement at December 31, 2023. Based on redemption provisions of the FHLBB, the shares have no quoted market value and are carried at cost. Eastern Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLBB shares. As of December 31, 2023, no impairment had been recognized.
At its discretion, the FHLBB may declare dividends on the shares. The FHLBs are required to contribute a percentage of their net earnings towards funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and result in the FHLBs imposing a higher rate of interest on advances to their members. Dividend income from the FHLB during the year ended December 31, 2023 was $2.0 million. There can be no assurance that such dividends will continue in the future.
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
Massachusetts Holding Company Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting shares of another banking institution; (ii) must register, and file reports, with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks. As of the date of this Annual Report on Form 10-K, Eastern Bankshares, Inc. is not a “bank holding company” under the Massachusetts banking laws, because Eastern Bank is our sole bank subsidiary. In connection with our pending acquisition of Cambridge Bancorp and its wholly owned depository subsidiary Cambridge Trust Company, we may elect to operate Cambridge Trust Company as a separate bank subsidiary for a relatively brief period, in which case Eastern Bankshares, Inc. would be subject to regulation as a bank holding company for purposes of Massachusetts law. Our pending acquisition of Cambridge Bancorp and Cambridge Trust Company remains subject to the receipt of regulatory approvals and the approvals of the shareholders of Eastern Bankshares, Inc. and Cambridge Bancorp.

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
Legal and Regulatory Proceedings
We operate in a legal and regulatory environment that exposes us to potentially significant risks. In addition to the matters described below, in the normal course of business, we are named, from time to time, as a defendant in various legal actions, including class actions and other individual litigation matters, arising in connection with our activities as a banking institution, including with respect to allegations of unfair or deceptive business practices and our role in administering trusts for which we are a trustee alone or with others. We also face legal exposure associated with employment actions, which at times can result in matters against Eastern Bank before the Massachusetts Commission Against Discrimination or the U.S. Equal Employment Opportunity Commission. Actual or threatened legal actions against us include claims for substantial amounts of compensatory damages, claims for intermediate amounts of compensatory damages and claims for punitive damages. Compliance with all applicable laws and regulations involves a significant investment in time and resources. Any new laws or regulations applicable to our business, any changes to existing laws or regulations, or any changes to the interpretations or enforcement of those laws or regulations, may affect our operations and/or financial condition. For additional information, see Note 17, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

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
We have received demand letters from purported shareholders generally alleging that the registration statement we initially filed with the SEC on November 13, 2023 to register the shares of our common stock that we expect to issue upon the acquisition of Cambridge Bancorp, and the related joint proxy statement/prospectus, dated January 16, 2024, for our special meeting of shareholders on February 28, 2024, omits material information in violation of the federal securities laws. The shareholders have demanded disclosure of certain additional information pertaining to certain financial projections for each of us and Cambridge, certain information with respect to the analysis and opinion of our financial advisors, and other requested disclosures. We received four demand letters in November 2023 prior to the date of the joint proxy statement/prospectus, and we received four other demand letters in February 2024 after we distributed the joint proxy statement/prospectus. We believe that the allegations in the demand letters are meritless and no additional disclosure was or is required in this joint proxy statement/prospectus. However, in order to avoid nuisance, cost and distraction, and to preclude any efforts to delay the closing of the merger, we and Cambridge voluntarily made additional disclosures in the definitive joint proxy statement/prospectus dated January 16, 2024, including supplemental disclosure contained in our Current Report on Form 8-K dated February 20, 2024.
To the extent that we acquire other companies, including Cambridge Bancorp and its subsidiary Cambridge Trust Company, our business may be negatively impacted by certain risks inherent with such acquisitions, including assumption of or potential exposure to significant liabilities of the acquired business, some of which may be unknown or contingent at the time of acquisition, including, without limitation, liabilities for regulatory and compliance issues. For further information regarding risks related to regulatory actions and litigation, please refer to “Risk Factors—Risks Related to Our Business—Operational risks are inherent in our businesses,” “Risk Factors—Risks Related to Regulations” in Part I, Item 1A of this Annual Report on Form 10-K.
Human Capital Management
Diversity, Equity & Inclusion (DE&I)
The Company, which employed 1,744 employees as of December 31, 2023, including 1,562 full-time employees, is deeply committed to having a diverse workforce reflective of the communities we serve, where all feel included and supported. We seek to build and sustain diversity, equity and inclusion (“DEI”) as a critical aspect of our work and workplace environment, which we believe makes us a better employer, provider of services to our customers, member of our communities and investment for our shareholders.
The Company has long been committed to and recognized as a leader in DEI, as evidenced by:
•Our diverse Board of Directors. DEI starts with our diverse Board of Directors, which has long been led by professionals of color, including Lead Director Deborah Jackson. Overall, 54% of our Board of Directors is

comprised of women and people of color. In 2023, two women with valuable banking, risk management and audit experience joined our Board of Directors.
•Our DEI Governance. Each committee of the Board, including the Compensation and Human Capital Management, Nominating and Governance, Audit and Risk Management Committees, has oversight of aspects of the Company’s DEI strategic priorities. We also have a DEI Executive Committee led by the Chief Executive Officer, as well as a DEI Steering Committee comprised of executives, leaders of our employee resource groups and outside professionals.
•Our diverse leadership team. Our Management Committee, which plays a key role in managing the Company, is comprised of 12 executives, about 50% of whom are women and/or people of color, including our President, Quincy Miller, and Sujata Yadav, Executive Vice President and Chief Marketing Officer and the first woman of color to serve on this leadership team.
•Our history. Our first customer was a woman, and for over 200 years women have played a key role in our Company’s success. Women comprise 65% of our total workforce.
•Our record of being and recognition as a DEI leader. We received the 2023 National Association of Corporate Directors (NACD) Diversity, Equity & Inclusion Award in the Public Company – Small Cap Category. The annual award recognizes boards that have improved their governance and created long-term value for stakeholders by implementing forward-thinking DE&I practices. We were also recognized as a “Best Place to Work” for LGBTQ+ equality by the Human Rights Campaign for the 10th consecutive year. Our long-standing support through the years includes being the first company in the country to sign the Gay and Lesbian Alliance Against Defamation’s amicus brief that asked the U.S. Supreme Court to strike down the Defense of Marriage Act. We offer comprehensive transgender-inclusive healthcare coverage, including coverage for treatments and services related to sex affirmation or reassignment. We also are a founding member of the Massachusetts LGBT Chamber of Commerce and the LGBT Business Network, working to promote opportunities for LGBT-owned businesses, corporations and professionals.
•Our 11 employee resource groups (“ERGs”). Each group has an executive sponsor and serves as a source of support and inclusion for colleagues. The groups also provide guidance to leadership, with ERG leaders serving on our DEI Steering Committee. ERG highlights in 2023 include:
◦Our Black Professional Alliance group spearheaded our colleagues’ participation in volunteerism, events, and activities for the historic 114th National Association for the Advancement of Colored People National Convention held in Boston.
◦Our disAbility Advocacy Alliance network led a panel discussion focused on recognizing barriers and building bridges to inclusion. The panelists shared personal stories, views and perspectives on the importance of disability inclusion.
◦Our Latinos In Action group led a number of colleague development sessions, including engagement activities celebrating diversity, inclusion and intersectionality;
◦Throughout the year, our Heart of Eastern Volunteer group organized and supported various volunteer activities in our communities including: women's rights, voting, nonprofit management, faith and fellowship, LGBTQ+ rights, children and families, and financial literacy.
◦As part of our Black History Month celebration, our Black Professional Alliance and Military Veterans and Families Network organized a fireside chat with one of the last surviving Tuskegee Airmen, Brigadier General Enoch “Woody” Woodhouse, and Chair & CEO Bob Rivers.
◦Our Asian American Professional Collective competed in the Annual Dragon Boat Race during the Boston Hong Kong Dragon Boat Festival. The network has participated in this event since 2016.
◦Equality Under the Blue organized colleague participation in five Pride events across different cities in Massachusetts. Additionally, they hosted a panel discussion in partnership with the Young Professionals Coalition where our colleagues discussed their personal stories about coming out at work.
•The ERGs reflect the diversity of our workforce and the communities we serve, and include:
◦Asian American Professional Collective;
◦Black Professional Alliance;
◦Latinos in Action;

◦disAbility Advocacy Alliance;
◦Equality Under the Blue (LGBTQ+);
◦Sustainability Network (environment);
◦Heart of Eastern (volunteerism);
◦Parenting Networking Group;
◦Military Veterans and Families Network;
◦Women’s Interest Network; and
◦Young Professionals Network.
We are proud of our longstanding commitment to DEI and continue to focus on this core value. In 2023, we continued to implement our “Road to Equity” action plan that was launched in 2021, which reflects efforts to increase DEI across the Company, including talent acquisition, retention and development, supplier diversity, products and services, and philanthropic support from the Eastern Bank Foundation. In 2023, we published our first comprehensive DEI report, covering elements of our strategy, metrics and progress. Our senior management set key objectives to help drive an enhanced focus on DEI, including measuring and reporting progress on DEI goals related to human capital management, supplier diversity and philanthropic spend in underserved communities. We also continued to invest in programs and trainings to further support the Road to Equity, with a focus on building inclusion through our ERGs. In April 2023, we led a month-long anti-racism campaign, sharing curated content and facilitating discussions among colleagues. We expanded focus group discussions with our ERGs facilitated by our independent DEI consultant on inclusion and belonging to strengthen our culture across all employees. We continued to track supplier diversity across all divisions in our Company. In 2023, the newly formed Equity Alliance for Business, a team dedicated to providing business products and services to historically underserved business owners, implemented a special purpose credit program and other resources for underserved businesses in our communities.
In 2023, we continued to bring talent into our Company that reflects the communities we serve. Management partners with external organizations to develop diverse candidate pipelines, regularly reports on diverse hiring to the Board of Directors and the Compensation and Human Capital Management Committee, and has a talent acquisition team comprised of diverse colleagues. In 2023, despite a slowdown in hiring due to reduced turnover and the planned merger with Cambridge, 49% of new hires were racially diverse and 58% of new hires were women. Our hiring at the Vice President and above level continues to be a focus area. In 2023, 22% of our hires at those senior levels were racially diverse, and 48% were women.
We provide DEI training across all divisions with the assistance and leadership of experienced external DEI professionals. This has included training on our DEI strategy for all employees; a live facilitated discussion called Understanding Racism offered to all employees; and a workshop focused on understanding and preventing microaggressions.
Demographics
The tables below depict our demographics as of December 31, 2023 for our Board of Directors, our Management Committee (which consists of our most senior executive leaders), our total workforce, and new hires in 2023:
2023 Board of Directors

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	5	8	—	13	1	2	1	—	—	9	13
Percentage	38.5%	61.5%	—%	100.0%	7.7%	15.4%	7.7%	—%	—%	69.2%	100.0%
2023 Management Committee

	Gender				Race & Ethnicity
	Female	Male	Not Disclosed	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	5	7	—	12	1	1	—	—	—	10	12
Percentage	41.7%	58.3%	—%	100.0%	8.3%	8.3%	—%	—%	—%	83.4%	100.0%

2023 Total Workforce

	Gender				Race & Ethnicity
	Female	Male	Non-binary	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	1,138	600	6	1,744	166	136	266	35	30	1,111	1,744
Percentage	65.3%	34.4%	0.3%	100.0%	9.5%	7.8%	15.3%	2.0%	1.7%	63.7%	100.0%
2023 New Hires (2023 new hires employed as of 12/31/23)

	Gender				Race & Ethnicity
	Female	Male	Non-Binary	Total	Asian	Black	Latinx	Not Disclosed	Other POC	White	Total
Count	119	80	2	201	17	21	54	2	3	104	201
Percentage	59.2%	39.8%	1.0%	100.0%	8.5%	10.4%	26.9%	1.0%	1.5%	51.7%	100.0%
Pay & Benefits
Our compensation and benefits programs are designed to attract, motivate and retain talent to achieve short-term and long-term goals through the implementation of sound compensation principles and policies. For compensation, this includes paying for performance, and ensuring equity, fairness and nondiscrimination in pay as well as compensation risk mitigation. To help ensure pay equity, we conduct pay equity analyses on an annual basis with the assistance of external advisors. We also seek fairness in total compensation by utilizing market data, conducting internal compensation comparison analyses, and engaging expert independent compensation and benefits consulting firms for industry benchmarking. We believe we offer an attractive and competitive benefits program that focuses on overall wellness in all areas of life, with a variety of options to enhance employee choice. Our benefits include: health, dental and vision coverage; paid parental leave and other paid time off; short and long term disability benefits; health and flexible spending accounts; tuition reimbursement; Employee Assistance Program; and wellness programming. Among other benefits, in 2023, we offered our employees three separate retirement benefits: a defined pension benefit plan, a 401(k) contribution, and an employee stock ownership plan (“ESOP”) through which Company stock is allocated to all eligible employees (based on age and hours worked).
Employee Engagement
We are dedicated to engaging our workforce to better understand how we can improve our culture and workplace. In 2023, we virtually hosted six Town Hall meetings, led by the CEO. At each meeting, employees were able to ask questions anonymously and engage directly with the CEO and Management Committee members.
We also engage our employees through more formal and informal measures. In 2023, we did not conduct our large-scale annual employee engagement survey due to the transition from our Company of over 400 colleagues from Eastern Insurance Group LLC. Instead, we conducted more targeted engagement, including a pilot of engagement interviews, along with a survey of high performing talent that joined the Company during the “Covid years.” 93% reported they felt respected by team members and 90% reported their performance was appropriately rewarded. The number one retention factor was work life balance, with employees who have flexibility in their schedules identifying that as a key reason to remain at our Company. Two of our ERGs also participated in small group engagement discussions with our external DEI consultant to help us enhance inclusion and belonging at work.
We continued to enhance our onboarding program to ensure that new colleagues more quickly acclimate into our Company, culture and their role. Our CEO holds small group sessions with new employees to strengthen their ties to leadership and the Company. We use onboarding and offboarding engagement surveys. For onboarding, we engage with newly hired employees at the 30 day and 90 day marks to understand how they are integrating into the Company and how the Company can improve the onboarding process. For offboarding, we survey colleagues to better understand why they left the Company. We believe these efforts provide data that can help us improve the overall employee experience at our Company and deepen engagement and retention. In 2023, we continued supporting our employees’ commitment to engage with the communities by offering paid time off to volunteer. We were named among the top 10 most charitable organizations in Massachusetts for the 11th year by the Boston Business Journal. We also strive to engage employees during their most difficult times. In 2023, we continued to support a fund that provides cash grants to eligible employees experiencing an unexpected financial hardship. These grants provide a lifeline during a crisis for impacted recipients and the fund itself is highly valued by our colleagues. During this past year, we also expanded our grief and loss policy to provide paid time off for the death of non-immediate family members including nieces, nephews and household members. The policy also now provides paid time off for women who experience a pregnancy loss or unsuccessful in vitro fertilization (IVF) treatment.
Turnover

In 2023, turnover was not a challenge for our Company, with turnover returning to a normalized, healthy rate. Nonetheless, we continued to focus on development plans for high performing talent, with an emphasis on retention risk mitigation. We believe the 2022 change to offer three weeks of vacation has also helped with talent retention. Finally, our succession planning, particularly in our Commercial Credit and Lending Groups, has enabled us to further strengthen and engage our next generation of leaders.
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

ITEM 1A. RISK FACTORS
We are subject to a number of risks potentially affecting our business, financial condition, results of operations and cash flows. As a company offering banking and other financial services, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. Our success is dependent on our ability to identify, understand and manage the risks presented by our business activities so that we can appropriately balance revenue generation and profitability. These risks include, but are not limited to, credit risk, capital risk, market risks, liquidity risks, cyber risk, interest rate risks, operational risks, model risks, technology, compliance, regulatory and legal risks, and strategic and reputational risks. We discuss our principal risk management processes and, in appropriate places, related historical performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in Part II, Item 7 in this Annual Report on Form 10-K.
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
•Our pending merger with Cambridge is subject to numerous uncertainties and risks, including the potential for delays or burdensome conditions associated with regulatory approvals, the potential for shareholder litigation, significant or unexpected expenses associated with the merger and integration, and the potential for termination of the merger agreement in accordance with its terms. There can be no assurances that the Company and Cambridge will ultimately obtain all of the required approvals or complete the merger.
•We may be unsuccessful in realizing the expected benefits of the Cambridge acquisition or other acquired businesses, including failure to retain key employees or customers, incurrence of unexpected difficulty or expense in integrating operations, technologies or customers, assumption of significant (and potentially unknown) liabilities, and inexperience with the products and/or geographies offered by the acquired business, all of which could divert our management’s attention and/or negatively impact our financial results.
•We operate in a competitive market and may be unable to successfully identify additional acquisition opportunities or compete for attractive acquisition targets.
Various risks, including risks associated with changes in interest rates, loan losses, cybersecurity and regulatory compliance, are inherent in our business and our industry generally.
•Increases in interest rates have had and in the future may have a material adverse effect on many areas of our business, including net interest income, the earnings and volume of interest-earning assets and interest-bearing liabilities, and loan delinquency, and increases in interest rates may have a material adverse effect on our operating results.
•If our allowance for loan losses is insufficient to cover actual loan losses, our earnings and capital could decrease.
•The geographic concentration of our loan portfolio and lending activities in eastern Massachusetts and southern and coastal New Hampshire makes us vulnerable to a downturn in our local economy.
•We face security risks to our information databases, including information we maintain relating to our customers, as precautions taken by us and our vendors may not be completely effective to prevent unauthorized access, human error, phishing attacks or other events that could impact the security, reliability, confidentiality, integrity and availability of our systems or those of our vendors.

•We operate in a highly competitive industry, and technological advances have lowered barriers to entry and made it possible for non-banks to offer products and services, such as loans and payment services, that traditionally were banking products.
•We may be unable to successfully execute on our strategic plan or performance targets, including through a failure to attract or retain the necessary highly skilled and qualified personnel.
•The fair value of our investments, including our securities portfolio, has declined due to increases in interest rates and may continue to decline, adversely impacting shareholders’ equity.
•Commercial loans, including those secured by commercial real estate, are generally riskier than other types of loans and constitute a significant portion of our loan and lease portfolio.
•We face significant legal and regulatory risks, both from regulatory investigations and proceedings and from private actions brought against us.
•Operational risk and losses can result from factors such as internal and external fraud; errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules; equipment failures, including those caused by natural disasters or utility outages; business continuity and data security system failures, including those encountered while implementing major new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties.
•We may be adversely affected by weaknesses in financial institutions, the financial markets and economic conditions in the United States, market changes, or changes in equity markets.
•We are subject to capital and liquidity standards that may change from time to time, and we may be unable to raise additional capital if needed on terms that are acceptable to us, or at all.
•Our business is subject to extensive state and federal regulations, which often limit or restrict our activities and may impose material financial requirements or limitations on the conduct of our business.
•We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions, or could impede or materially delay our receipt of regulatory approval to acquire other companies.
•We may incur fines, penalties and other negative consequences from regulatory violations, which could include inadvertent or unintentional violations.
•We may be unable to disclose some restrictions or limitations on our operations imposed by our regulators.
•Our stock-based benefit plan, which we adopted in 2021, has increased and is expected to continue to increase our annual compensation and benefit expenses.
Certain provisions of our articles of organization, as well as state and federal banking laws, may make our stock a less attractive investment compared to the stock of peer companies.
•Our articles of organization provide that state and federal courts located in Massachusetts will be the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes.
•A beneficial holder of 10% or more of our shares is entitled to cast only one one-hundredth (1/100th) of a vote per share for each share in excess of the 10% threshold.
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
Risks Related to Our Acquisition Strategy

The market price of the Company’s common stock after the prospective merger with Cambridge may be affected by factors different from those currently affecting shares of Company common stock.
Subject to the receipt of regulatory and shareholder approvals, and the satisfaction of other closing conditions, upon the completion of the merger with Cambridge, the Company expects to incorporate Cambridge’s business into its own to create a combined enterprise. While we believe there are significant similarities and expected synergies in core business activities and geographical locations of our businesses and services, the Company’s business differs from that of Cambridge. Accordingly, the results of operations of the Company and the market price of the Company’s common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and Cambridge.
The Company may fail to realize all of the anticipated benefits of the merger, particularly if the integration of the Company’s and Cambridge’s businesses is more difficult than expected.
The Company may fail to realize some or all of the anticipated benefits of the transaction if the integration process takes longer or is more costly than expected. Furthermore, any number of unanticipated adverse occurrences for either the business of Cambridge or the Company may cause us to fail to realize some or all of the expected benefits. The integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Each of these issues might adversely affect the Company, Cambridge or both during the transition period, resulting in adverse effects on the Company following the merger. Additionally, our assumptions regarding the fair value of assets being acquired or projections of future benefits following the merger could prove to be inaccurate. As a result, revenues may be lower than expected or costs may be higher than expected and the overall benefits of the merger may not be as great as anticipated, any of which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
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
The Company and Cambridge have incurred and expect to incur significant, non-recurring costs in connection with negotiating the merger agreement and closing the merger. In addition, the Company will incur integration costs following the completion of the merger as the Company integrates the Cambridge business, including facilities and systems consolidation costs and employment-related costs. The Company and Cambridge will also incur significant legal, financial advisory, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with seeking required shareholder and regulatory approvals. Some of these costs incurred by the Company are payable regardless of whether the merger is completed.
The Company and Cambridge may also incur additional costs to maintain employee morale and to retain key employees. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.
Regulatory approvals related to the merger may not be received, may take longer to receive than expected, or may impose burdensome conditions, which could impose additional costs and could delay or prevent completion of the merger.
Before the merger may be completed, certain approvals or consents must be obtained from various bank regulatory and other authorities of the United States, the Commonwealth of Massachusetts and the State of New Hampshire. These governmental entities, including the Federal Reserve Board, the FDIC, the Massachusetts Division of Banks and the New

Hampshire Banking Department, may impose conditions on the completion of the merger or require changes to the terms of the merger. Any such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the Company following the merger, any of which might have a material adverse effect on the Company following the merger. The Company is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a “Burdensome Condition” as defined in the merger agreement. Additionally, there can be no assurance as to whether the regulatory approvals will be received or the timing of the approvals.
The merger agreement is subject to termination in accordance with its terms, and the pending merger may not be timely completed or at all.
The merger agreement is subject to termination by mutual written consent or by the Company or Cambridge based upon factors such as a failure to obtain required regulatory or shareholder approvals; a breach of warranties, representations, or covenants; or other factors as set forth in the merger agreement. Additionally, either the Company or Cambridge may terminate the merger agreement if the merger has not been completed by September 19, 2024, unless the failure of the merger to be completed has resulted from the failure of the party seeking to terminate the merger agreement to perform its obligations.
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
We have received demand letters from purported shareholders generally alleging that the registration statement we initially filed with the SEC on November 13, 2023 to register the shares of our common stock that we expect to issue upon the acquisition of Cambridge Bancorp, and the related joint proxy statement/prospectus, dated January 16, 2024, for our special meeting of shareholders on February 28, 2024, omits material information in violation of the federal securities laws. The shareholders have demanded disclosure of certain additional information pertaining to certain financial projections for each of us and Cambridge, certain information with respect to the analysis and opinion of our financial advisors, and other requested disclosures. We received four demand letters in November 2023 prior to the date of the joint proxy statement/prospectus, and we received four other demand letters in February 2024 after we distributed the joint proxy statement/prospectus. We believe that the allegations in the demand letters are meritless and no additional disclosure was or is required in this joint proxy statement/prospectus. However, in order to avoid nuisance, cost and distraction, and to preclude any efforts to delay the closing of the merger, the Company and Cambridge voluntarily made additional disclosures in the definitive joint proxy statement/prospectus dated January 16, 2024, including supplemental disclosure contained in our Current Report on Form 8-K dated February 20, 2024. While the Company believes the allegations in the demand letters were without merit, the Company or Cambridge may receive additional demand letters in connection with the merger, and shareholders could initiate litigation in connection with these or other demand letters, the Company and Cambridge may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and Cambridge and could prevent or delay the completion of the merger. To the extent that we acquire other companies, including Cambridge and its subsidiary Cambridge Trust Company, our business may be negatively impacted by certain risks inherent with such acquisitions, including assumption of or potential exposure to significant liabilities of the acquired business, some of which may be unknown or contingent at the time of acquisition, including, without limitation, liabilities for regulatory and compliance issues.
We may be unsuccessful identifying and competing for acquisitions.
We regularly look for acquisition opportunities of banks and financial institutions that meet our criteria, some of which may be material to our business and financial performance and could involve significant cash expenditures or result in a material increase in the number of shares of our common stock that are outstanding. We face competition from other financial services institutions, some of which may have greater financial resources than us, when considering acquisition opportunities. Accordingly, attractive opportunities may not be available to us, and there can be no assurance that we will be successful in identifying, completing or integrating future acquisitions. We may not be able to acquire other institutions on acceptable terms. The ability to grow may be limited if we are unable to successfully make acquisitions in the future.

To the extent that we acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.
A significant component of our business strategy is to grow through acquisitions of other financial institutions or business lines as opportunities arise. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:
•Competition with other prospective buyers resulting in our inability to complete an acquisition or in our paying a substantial premium over the fair value of the net assets of the acquired business;
•Inability to obtain regulatory or shareholder approvals, delays in obtaining regulatory approvals; or the imposition of costly or burdensome conditions to regulatory approvals;
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
Net interest income historically has been, and we anticipate that it will remain, a significant component of our total revenue. A high percentage of our assets and liabilities involve interest-bearing or interest-related instruments. Thus, changes in interest rates have impacted and may continue to impact many areas of our business, including net interest income, both the earnings and volume of interest-earning assets and interest-bearing liabilities, as well as loan delinquency. Interest rates are highly sensitive to many factors that are beyond our control, including global, national, regional and local economic conditions, the effects of disease pandemics such as COVID-19, competitive pressures, and policies of various governmental and regulatory agencies and, in particular, the FOMC. Changes in interest rates have influenced and will continue to influence the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and our earnings would be similarly affected if the interest rates on our interest earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities.
The FOMC raised the target range for the federal funds throughout 2022 and 2023, and additional rate increases may occur if inflation pressures remain elevated or intensify. Increases to the target range for the federal funds rate, combined with ongoing geopolitical instability, could raise the risk of an economic recession and responsive measures, including a reduction of the federal funds rate. Any such downturn may adversely affect our asset quality, deposit levels, loan demand and results of operations.
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
Although we have implemented risk management strategies, as well as policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates have had and may continue to have an adverse effect on our operating results and financial condition.
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
At December 31, 2023, our allowance for loan losses was $149.0 million, or 1.07% of total loans, compared to $142.2 million, or 1.05% of total loans, at December 31, 2022. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. If our assumptions in determining the amount of allowance for loan losses are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.
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
We primarily serve individuals, businesses and municipalities located in eastern and central Massachusetts, including the greater Boston metropolitan area, southern New Hampshire, including its coastal region, and northern Rhode Island. At December 31, 2023, approximately $9.6 billion, or 91.2% of our total loans secured by real estate were secured by real estate located in this market area. Therefore, our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in this market area. Weaker economic conditions caused by recessions, unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to service their debt obligations and could result in higher loan and lease losses and lower net income for us.
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
Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment, public health crises or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, if present, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance. If economic conditions worsen or volatility increases, our business, financial condition and results of operations could be materially adversely affected. For more information about our market area, please see the “Business” section included in Part I, Item 1 in this Annual Report on Form 10-K.
Our ability to manage reputational risk is critical to attracting and maintaining customers, investors and employees and to the success of our business, and the failure to do so may materially adversely affect our performance.
As a bank with strong local and community relationships, our reputation is a valuable component of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities in our market area. We strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or by events beyond our control, our business and operating results may be adversely affected.
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
We are subject to certain operational risks, including data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure, as well as the systems infrastructures of the vendors we use, are inherently vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems or those of our vendors. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving, and we may not be able to anticipate or prevent all such attacks. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. No matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. A failure or circumvention of our security systems could have a material adverse effect on our business operations and financial condition.
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
In our market areas, we face competition from other commercial banks, savings and loan associations, tax-exempt credit unions, financial technology companies (“fintechs”), internet banks, finance companies, mutual funds, brokerage and investment banking firms, mortgage companies and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility or lower costs in competing for business.
Our ability to compete successfully depends on a number of additional factors, including attractive yields, reputation and stability, customer convenience, quality of service, personal contacts, pricing and range of products, and ability to effectively implement and market technology-driven products and services, among others. If we are unable to successfully compete for new customers and to retain our current customers, our business, financial condition or results of operations may be adversely affected, perhaps materially. In particular, if we experience an outflow of deposits as a result of our customers seeking investments with higher yields or greater financial stability, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin and financial performance. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.
Technology has lowered barriers to entry and made it possible for non-banks to offer products and services, that traditionally were banking products, and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions.
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
An important goal of our strategic plan is expanding our profitable loan and deposit market share through both organic growth and opportunistic strategic transactions. (For a more complete discussion of our strategic plan, please see the “Business” section included in Part I, Item 1 in this Annual Report on Form 10-K.) It is possible that one or more factors, including factors outside of our control, may hinder or prevent us from achieving our growth objectives. Our key assumptions include:
•that we will be able to attract and retain the requisite number of skilled and qualified personnel required to increase our loan origination volume, especially in our commercial banking portfolios. The marketplace for skilled personnel is competitive, which means hiring, training and retaining skilled personnel is costly and challenging, and we may not be able to increase the number of our loan professionals sufficiently to successfully achieve our loan origination targets;
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
Despite recent challenges within the banking sector, we expect to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our customers’ ability to meet their obligations to us, our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available, or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.
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
Limitations on the manner in which regulated financial institutions, such as us, can compensate their officers and employees may make it more difficult for such institutions to compete for talent with financial institutions and other companies not subject to these or similar limitations. If we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected, perhaps materially.

The fair value of Eastern Bank’s investments has declined and could decline further due to a variety of factors.
Most of Eastern Bank’s investment securities portfolio is designated as available-for-sale. Accordingly, unrealized gains and losses, net of tax, in the estimated fair value of the available-for-sale portfolio is recorded as other comprehensive income, a separate component of shareholders’ equity. Due to increases in interest rates in 2022 and 2023, the fair value of Eastern Bank’s investment portfolio declined, causing a corresponding decline in shareholders’ equity, and additional increases in interest rates could lead to a further corresponding decline in shareholders’ equity. Management believes that several factors will affect the fair values of the investment portfolio, including, but not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve. Adverse developments in the factors used to assess credit related impairment could require us to recognize an impairment in the value of our investment securities portfolio, which could have an adverse effect on our results of operations in future periods.
Commercial loans, including those secured by commercial real estate, are generally riskier than other types of loans and constitute a significant portion of our loan portfolio.
Our commercial loan portfolio, including those secured by commercial real estate, comprised $9.9 billion, or 71.3% of our total loans at December 31, 2023. Commercial loans generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial and industrial loans are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial and industrial loans is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower’s business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. In addition, because of the risks associated with commercial loans, including the economic stress in our market due to the COVID-19 pandemic, the switch to hybrid and remote work, and rising interest rates, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations. Further, if we foreclose on commercial collateral, our holding period for the collateral may be longer than for one- to four-family residential real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.
We are subject to environmental liability risk associated with real estate lending activities.
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. At December 31, 2023, $10.5 billion, or 75.5% of our total loans, comprised loans secured by real estate. If we foreclose on and take title to properties securing defaulted loans, we may be exposed to environmental liability risk such as remediation costs, personal injury and property damage, and civil fines and criminal penalties, regardless of when the hazardous conditions or toxic substances first affected the property, and we may be limited in our ability to use or sell the affected property or in our remedies against the prior owner or other responsible parties. Although management has implemented policies and procedures to mitigate this risk, they may not be sufficient in all instances to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by credit risks associated with residential property.
At December 31, 2023, loans secured by one- to four-family residential real estate were $4.0 billion, or 28.5% of total loans. Loans secured by one- to four-family residential real estate include residential real estate mortgages, home equity loans and lines and investment real estate loans secured by one- to four-family residential properties. At December 31, 2023, $185.5 million of one- to four-family residential real estate loans were part of the commercial loan portfolio. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss. Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For home equity loans and lines of credit, we may be unsuccessful in recovering all or a portion of our loan proceeds in the event of default. For these reasons, we may experience higher rates of delinquencies, default and losses on our home equity loans, which could have a material adverse effect on our financial condition and results of operations.
A portion of our loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.
We routinely purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to disclose relevant financial information on a timely basis. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender and/or our regulators. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2023, we held loan participation interests in commercial and industrial, commercial real estate, commercial construction and business banking loans totaling $1.6 billion.
Hedging against interest rate exposure may adversely affect our earnings.
We employ techniques that limit, or “hedge,” the adverse effects of changing interest rates on our loan portfolios. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include, but are not limited to, interest rate swaps, collars and floors. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:
•available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
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
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved; price and profitability targets may not prove feasible; and customers may fail to accept our new products and services. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, financial condition and results of operations.
We may be required to write down goodwill and other acquisition-related identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2023, goodwill and other identifiable intangible assets were $566.2 million. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2023. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

We are subject to stringent capital requirements and may need to raise additional capital in the future, and that capital may not be available or its cost may be high.
We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain. If we fail to meet these capital guidelines and other regulatory requirements, then our financial condition would be materially and adversely affected. From time to time, our regulators implement changes to these regulatory capital adequacy guidelines. We may need to raise additional capital to meet these heightened capital requirements or to otherwise support growth. Any changes to regulatory capital requirements could adversely affect our ability to pay dividends or could require us to reduce business levels or to raise capital.
Our ability to raise additional capital will depend, for example, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we are unable to raise additional capital on terms that are acceptable to us or at all, our operations or our financial condition and liquidity could be materially and adversely affected, and we may be subject to adverse regulatory action. Additionally, if we raise capital through the issuance of common stock or other securities, it could adversely impact the ownership interests or create rights senior to those of existing shareholders or dilute the per share value of our common stock.
We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
From time to time, we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we could experience a high level of litigation related to our businesses and operations. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.
Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject us to further judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our revenue. Please see the sections titled “Business—Supervision and Regulation” in Part I, Item 1, and “Legal Proceedings” in Part I, Item 3 in this Annual Report on Form 10-K for more information.
Our insurance coverage may be inadequate or expensive.
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
Our funding costs increased materially beginning in 2022 and may continue to increase if our deposits decline and we are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products, or if we raise interest rates to avoid losing deposits. Increases to the federal funds rate, and competitor and customer responses to those increases, have caused and we anticipate will continue to cause competitive pressures to provide elevated deposit interest rates. The reduction in our overall level of deposits has increased and could continue to increase the extent to which we rely on other, more expensive sources for funding.
As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of Federal Home Loan Bank advances, proceeds from the sale of loans or investments, reciprocal deposits and brokered deposits. As we continue to grow, or as competitive pressures increase with regard to core funding sources, we could become more dependent on these additional sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources, constraining our financial flexibility. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and results of operations would be adversely affected.
Various factors beyond our control, including interest rate increases and competition from banks and other financial institutions, adversely affect our liquidity.
Liquidity describes our ability to meet financial needs that arise in the normal course of our business, including deposit withdrawals and anticipated loan fundings, as well as current and planned expenditures. Our primary sources of liquidity are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. The significant increases in market interest rates beginning in 2022 initially contributed and may continue to contribute to a decline in our core deposits as customers seek higher interest rates from sources such as non-bank money market funds and bank competitors. We have undertaken and may continue to undertake measures to mitigate market-wide competitive deposit pressures or interest rate uncertainty or to otherwise manage our liquidity position. These have included and may continue to include accessing alternative funding sources, such as FHLBB advances and brokered certificates of deposit, as noted above.
Our investment portfolio also provides a potential source of liquidity that we have from time to time elected to and may continue to access. Due to the increase in interest rates, the fair value of our available for sale investment portfolio has declined in value since our initial purchase, resulting in a net unrealized loss position. We have in the past elected to sell and may in the future elect to sell additional investment securities. In that event, we would recognize a loss and take a charge to our operating results in the quarter in which a decision to sell such securities is made.
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
Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we believe we have selected these third-party vendors carefully, we do not control their actions. We cannot assure that our third-party service providers will be able to continue to provide their services in an efficient, cost-effective manner, if at all, or that they will be able to adequately expand their services to meet our needs. Any problems caused by these third-parties, including an interruption in service, or as a result of their not providing us their services for any reason or their performing their services poorly, and our inability to make alternative arrangements in a timely manner, could cause a disruption to our business and could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third-party vendors could also entail significant and unpredictable delay and expense.

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
In addition to the necessity of maintaining our enterprise risk management framework, our operations depend on our ability to process a very large number of transactions efficiently and accurately while complying with applicable laws and regulations. Operational risk and losses can result from factors such as internal and external fraud; errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyber-attacks or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, it is not possible to be certain that such actions have been or will be effective in controlling each of the operational risks we face. Any weakness in these systems or controls, or any violation or alleged violation of such laws or regulations, could result in increased regulatory supervision, enforcement actions and other disciplinary action, and have an adverse impact on our business, results of operations, reputation and ability to obtain future regulatory approvals, including those necessary to complete mergers or other acquisitions.
Changes in management’s estimates and assumptions may have a material impact on our Consolidated Financial Statements and our financial condition or operating results.
In preparing our Consolidated Financial Statements included in this Annual Report on Form 10-K, and those that will be included in periodic reports that we will file in the future under the Securities Exchange Act of 1934, our management is required to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of goodwill and core deposit intangible in connection with our periodic impairment assessment of such balances, valuation of our retirement plans and pension benefits, our determination of our income tax provision, our evaluation of the adequacy of our allowance for loan losses, and our evaluation of our securities portfolio. Please see the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” with Item 7 for more information and Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Our internal controls, procedures and policies may fail or be circumvented, which could impact our results of operations and financial condition.
Management regularly reviews and updates our internal controls and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure or circumvention of the controls and procedures or failure to comply with related regulations could result in regulatory investigations or penalties, reduce investor confidence, or otherwise have a material adverse effect on our business, results of operations and financial condition.
In particular, Section 404(b) of the Sarbanes-Oxley Act imposes numerous requirements, including an annual assessment of the effectiveness of our internal controls over financial reporting, a report on these controls, and a formal attestation from our independent registered public accounting firm. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

We maintain a significant investment in projects that generate tax credits, which we may not be able to fully utilize, or, if utilized, may be subject to recapture or restructuring.
As part of Eastern Bank’s community reinvestment initiatives, we invest in qualified affordable housing projects and other tax credit investment projects. Eastern Bank receives low-income housing tax credits, investment tax credits, rehabilitation tax credits and other tax credits as a result of its investments in these limited partnership investments. At December 31, 2023, we maintained investments of approximately $223.4 million in entities for which we receive allocations of tax credits, excluding investments of approximately $3.9 million in qualified zone academy bond investments, which we utilize to offset our income tax liability. We recorded the benefit of $9.4 million in credits for the year ended December 31, 2023. We intend to utilize all tax credits, as of December 31, 2023, to offset income tax liability. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring. Further, we may not be able to utilize any future tax credits. If we are unable to utilize our tax credits or, if our tax credits are subject to recapture or restructuring, it could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial financial weakness of other financial institutions. Financial services institutions are interconnected as a result of trading, clearing, counterparty and other relationships. We routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. We may be exposed to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of our exposure. There is no assurance that any such losses would not materially and adversely affect our results of operations.
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
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a hurricane, earthquake, fire or flood, could have a material adverse impact on our local market area and ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Public health crises, such as pandemics and epidemics, domestic or geopolitical crises, such as terrorism, military conflict, wars or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, human error or other events outside of our control, could cause disruptions to our business or the United States economy as a whole, and our business and operating results could suffer. The occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
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
We believe that progressively rising sea levels will be an area of risk over time for the coastal regions of Massachusetts and New Hampshire in our market, both as the frequency and severity of extreme weather events increase and as currently inhabited property and land parcels are exposed to episodic flooding and routinely higher tides. The increase in the relative sea level in Boston, as a coastal city, and other coastal regions of Massachusetts and New Hampshire in our market is expected to result in higher coastal surges during storm events and, when considered with projected increases in precipitation intensities, an increase in stormwater flooding. These effects in Boston and similar conditions elsewhere in our market area may adversely affect the value of commercial and residential properties that secure some of our loans and may adversely affect economic develop in portions of our market area.
Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts, and consumers and businesses also may change their behavior as a result of these concerns. Eastern Bank and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns, which could involve cost increases, asset value reductions, operating process changes, and the like. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
We are subject to environmental, social and governance risks that could adversely affect our reputation and the trading price of our common stock.
We are subject to a variety of environmental, social and governance risks (“ESG matters”). Risks arising from ESG matters may adversely affect, among other things, our reputation and the trading price of our common stock.
As a financial institution with a diverse base of customers, vendors and suppliers, we may face potential negative publicity based on the identity of those we choose to do business with. If our relationships with our customers, vendors and suppliers were to become the subject of negative publicity, our ability to attract and retain customers and employees may be negatively impacted and our stock price may also be impacted.
Additionally, many investors now consider how corporations are addressing ESG matters when making investment decisions, such as the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters. These shifts in investing priorities may result in adverse effects on the trading price of our common stock if investors believe that we do not sufficiently address ESG matters in accordance with their or third-party standards for evaluating ESG matters.
Further, our regulators, including the SEC, may adopt regulations related to ESG matters that could require the collection, assessment, and reporting of extensive data, including emissions-related data, in categories and formats that are novel to us. Although we have begun considering and developing various measures to address potential future regulatory requirements, these measures may not be sufficient in every instance to ensure full compliance with such requirements.
The COVID-19 pandemic and the associated economic slowdown has impacted, and it or other widespread health emergencies could impact, our core business and the banking industry, including through remote and hybrid working arrangements that reduce demand for office space in our market.
The COVID-19 pandemic, including associated governmental and private sector responses, has had, and may continue to have, a material adverse effect on our business, financial condition, results of operations and cash flows. The duration and severity of the COVID-19 pandemic in 2024 and beyond, including the potential for resurgences and the impact of new variants, are impossible to predict. It and or other widespread health emergencies may disrupt our operations, our clients and their businesses, and our communities, increasing the risk of detrimental impacts such as default, loan losses, foreclosures, and decreased loan demand and originations on our financial condition and results of operations.

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
In addition to being affected by general economic conditions, our earnings and growth are affected by the monetary and related policies of the Federal Reserve Board. The Federal Reserve Board regulates the money supply and credit conditions by using instruments such as open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits and the interest rate paid on such reserves. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
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
Eastern Bank and Eastern Bankshares, Inc. are subject to extensive regulation, supervision and examination by regulatory authorities, including the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on stock repurchases and dividend payments. The FDIC and the Massachusetts Commissioner of Banks have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve Board possesses similar powers with respect to bank holding companies and their subsidiary banks. These and other restrictions limit the manner in which we and Eastern Bank may conduct business and obtain financing. Regulatory requirements, as well as our own internal stress testing and capital management policies, may, among other things, require us to increase our capital levels, limit our dividends or other capital distributions to shareholders, modify our business strategies, or decrease our exposure to various asset classes. Certain capital transactions, including share repurchases and the declaration and issuance of dividends, are subject to the approval of our regulators. These requirements may limit our ability to respond to and take advantage of market developments.
Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other impacts. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the section titled “Business—Supervision and Regulation” included in Part I, Item 1 in this Annual Report on Form 10-K for a discussion of the regulations to which we are subject.
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
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal and state agencies are responsible for enforcing these federal laws and regulations and comparable state provisions. Various federal banking agencies have recently completed significant changes to their respective Community Reinvestment Act regulations. Federal, state, or local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
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
The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”), up to prescribed limits. To fund the DIF, the FDIC imposes assessments on the insured banks and savings institutions. The FDIC has established a long-term deposit insurance reserve ratio of 2.0% and thus seeks to fund the DIF at 2% of estimated deposits. In September 2020, the FDIC adopted a restoration plan designed to ensure that the DIF reserve ratio reaches 1.35% by September 2028. In October 2022, the FDIC increased the initial base deposit insurance assessment rate schedules for all FDIC insured depository institutions by 2 basis points, beginning with the quarterly assessment period ending March 31, 2023. The new base assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2%, absent further FDIC action. The FDIC also imposed a special assessment arising out of the banking crisis in early 2023, for which we expensed approximately $10.8 million in total in the fourth quarter of 2023. In February 2024, the FDIC updated the estimated loss related to the banking crisis to $20.4 billion, an increase from its original estimate of $16.3 billion. We expect an increase in special assessment expense, which is not expected to be material, on or around June 2024 based on the FDIC’s modified loss estimate. Deposit insurance assessment rates are subject to change, and additional increases or modifications to assessments, due to, for example, changes in base or special assessments or downgraded ratings of Eastern Bank, could have a materially adverse effect on our results of operations and financial condition.
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
Federal law and policy require bank holding companies such as Eastern Bankshares, Inc. to act as a source of financial and managerial strength to their subsidiary banks. This support may be required by the Federal Reserve Board at times when Eastern Bankshares, Inc. might otherwise determine not to provide it or when doing so might not otherwise be in the interests of the shareholders or creditors of Eastern Bankshares, Inc., and may include one or more of the following:
•Any extension of credit from Eastern Bankshares, Inc. to Eastern Bank or any other bank subsidiary that is included in the relevant bank’s capital would be subordinate in right of payment to depositors and certain other indebtedness of such subsidiary banks.
•In the event of a bank holding company’s bankruptcy, any commitment that the bank holding company had been required to make to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
•In certain circumstances if we have two or more bank subsidiaries, one bank subsidiary could be assessed for losses incurred by another bank subsidiary. In addition, in the event of impairment of the capital stock of one of our banking subsidiaries, Eastern Bankshares, Inc., as our banking subsidiary’s shareholder, could be required to pay such deficiency.
Laws and regulations regarding privacy and data protection could have a material impact on our results of operations.
We currently are subject to state and federal rules regarding privacy and data protection, such as the Massachusetts data security law (Standards for the Protection of Personal Information of Residents of the Commonwealth). Our growth and expansion into a variety of new fields may potentially involve new U.S.-based regulatory issues/requirements including, for example, the New York Department of Financial Services Cybersecurity Regulation or the California Consumer Privacy Act (“CCPA”). In addition, other authorities may take the position that we are subject to additional data protection laws or regulations, such as the European Union’s General Data Protection Regulation if, for example, some of our customers are or become residents of applicable countries or states while maintaining account relationships with us. The potential costs of compliance with or imposed by new or existing laws and regulations and policies may affect the use of our products and services and could have a material adverse impact on our results of operations.
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
Section 162(m) of the Internal Revenue Code generally limits to $1 million annual deductions for compensation paid to “covered employees” of any publicly held corporation, such as Eastern Bankshares, Inc. The definition of “covered employees” generally includes anyone who served as the principal executive officer (“PEO”) or principal financial officer (“PFO”) at any time during the taxable year; the three highest compensated executive officers (other than the PEO or PFO), determined under SEC rules; and any individual who was a covered employee, including of a “predecessor company,” at any point during a taxable year beginning on or after January 1, 2017, even after the employee terminates employment. We expect that in most if not all cases a publicly traded company that we might acquire in the future will be a “predecessor company.” Accordingly, we expect that the number of our covered employees will increase if Eastern acquires one or more publicly held corporations, including through the prospective acquisition of Cambridge. Also, the list of covered executives is expected to expand beginning in 2027. We expect that we will not be able to deduct all of the compensation paid to covered employees so long as Eastern qualifies as a “publicly held corporation,” thus increasing our income taxes and reducing our net income.
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
In 2021, we adopted the Equity Plan, which impacts our annual compensation and benefit expenses related to awards granted to participants under such plan. The actual amount of the stock-related compensation and benefit expenses will depend on the number of awards actually granted under the Equity Plan, the fair market value of the awards on the date of grant, the vesting period, and other factors which we cannot predict at this time.
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
Certain provisions of our articles of organization and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Eastern Bankshares, Inc. without our Board of Directors’ approval. For example, if a person were to acquire beneficial ownership of more than 10% of our common stock, the holder of shares in excess of the 10% threshold will be entitled to cast only one one-hundredth (1/100) of a vote per share for each share in excess of the 10% threshold. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company, including shares of our common stock, creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including Eastern Bank, and certain non-bank companies.
Provisions in our articles of organization may be used to delay or block a takeover attempt, including, among others, a provision that prohibits any person from casting a full vote for any shares of common stock exceeding the 10% threshold, as described above; the prohibition on removal of directors without cause; and the required approval of at least 80% of the voting power of the shares then-outstanding entitled to vote for business combination transactions with interested shareholders. Additionally, our Board of Directors is currently classified, with directors serving three-year staggered terms.

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
The articles of organization of Eastern Bankshares, Inc. provide that state and federal courts located in Massachusetts will be the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees. The articles of organization further provide that, unless we consent in writing to the selection of an alternative forum, the Business Litigation Session of the Suffolk County Superior Court (the “BLS”) (1) is the sole and exclusive forum for any derivative action or proceeding brought on behalf of Eastern Bankshares, Inc., any action asserting a claim of breach of a fiduciary duty, any action asserting a claim arising pursuant to any provision of Massachusetts corporate law, or any action asserting a claim governed by the internal affairs doctrine, and (2) is a concurrent jurisdiction for any claim arising under the Securities Act of 1933 or the rules and regulations thereunder. The articles of organization also provide that the exclusive forum provision does not apply to any claim for which the federal courts have exclusive jurisdiction, including all suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder. The choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder finds favorable for disputes, could discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find our choice of forum provision inapplicable or unenforceable, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
The market price of our stock value may be negatively affected by applicable regulations that restrict stock repurchases by us.
Our repurchase of shares of common stock is subject to Federal Reserve Board policy related to repurchases of shares by depository institution holding companies. To date, we have received two notices of non-objection to proposed share repurchase programs, one allowing the purchase of up to 9,337,900 shares, which we completed in the third quarter of 2022; and one allowing the purchase of up to up to 8,900,000 shares, which expired on August 31, 2023.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We embrace a “defense in depth” approach to assess, identify, and manage cybersecurity threats. A defense in depth approach seeks to implement multiple layers of defenses in order to help reduce the risk that a single process or control failure might result in a material incident. We utilize a risk management framework to assess, manage, and report on material risks and threats. In light of the importance of cybersecurity matters, we have developed as part of this framework a risk domain specific to cybersecurity matters, including specifying applicable risk tolerances and metrics. The Executive Vice President, Chief Information Officer (CIO), who has served in information technology leadership roles with the Company since 2007 and has over 20 years of experience with matters related to cybersecurity, including as an executive leader and consultant, and Executive Vice President, Enterprise Risk Management (EVP, ERM), who has served in risk management leadership roles for the Company since 2015, have oversight over information technology and enterprise risk management matters, respectively, and receive monthly reports on cyber-related metrics and activities from their teams. In addition, we have implemented escalation procedures and protocols, including an incident response team that includes key members of management such as the CIO and EVP, ERM, to manage and coordinate responses to potentially significant cybersecurity incidents. Third party vendors are utilized to help validate our security posture and controls, and we have developed a third party vendor management program to assess and monitor risks arising from third party vendor systems.
The Risk Management Committee of our Board of Directors has responsibility for oversight of the design, implementation, and operation of our enterprise risk management framework, including review and approval of risk management policies and review of our monitoring of risk, the effectiveness of its risk management processes, and material changes in risk. As part of this enterprise risk management oversight, our management team, including the EVP ERM and his team, provides quarterly reporting on our cybersecurity risk domain to the Risk Management Committee. The Risk Management Committee in turn reports on significant enterprise risk management issues to the full Board. In 2023, no cybersecurity events were identified that materially impacted our business strategy, operations, or financial condition. As further detailed in the “Risk Factors” section In Part I, Item 1A of this Annual Report on Form 10-K, we believe cybersecurity matters could pose a material risk to our strategy, operations, or financial condition. For example, a significant breach of our system security, or that of our third-party service providers, could enable access to Company or customer sensitive or confidential information or assets or could disrupt our business operations. This could result in costs of investigation, remediation and/or payment of a ransom; reputational harm and impairment of customer relationships; loss of revenue and regulatory sanctions and penalties, lawsuits, and potential liability, which could have a material adverse effect on our financial condition and results of operations.
ITEM 2. PROPERTIES
At December 31, 2023, we conducted our banking business through our corporate headquarters in Boston, Massachusetts and 97 branch offices located in eastern Massachusetts and southern New Hampshire. In addition, Eastern Bank occupies two administrative/operational offices, in Lynn and Brockton, Massachusetts. At December 31, 2023, we leased 78 of our offices, and the total net book value of our land, buildings, furniture, fixtures and equipment was $60.1 million.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Eastern Bankshares, Inc.’s common stock trades on the Nasdaq Global Select Market under the symbol EBC. As of February 22, 2024, there were 7,930 common shareholders of record based on information provided by our transfer agent. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of our common stock from October 15, 2020 to December 31, 2023 to the cumulative total return of the Russell 2000 Index and the KBW Regional Banking Index. The lines in the graph and the numbers in the table below represent quarterly index levels derived from the compounded daily returns that include reinvestment or retention of all dividends. If the quarterly interval, based on the last day of a quarter, was not a trading day, the preceding trading day was used. The index value for all of the series was set to $100.00 on October 15, 2020 (which assumes that $100.00 was invested in each of the series on October 15, 2020).
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

	Period Ending
Index	10/15/2020	12/31/2020	03/31/2021	06/30/2021	9/30/2021	12/31/2021	3/31/2022
Eastern Bankshares, Inc.	100.00	134.24	159.29	170.48	168.94	168.53	180.81
Russell 2000	100.00	120.82	136.16	142.00	135.81	138.72	128.28
KBW Regional Banks	100.00	134.82	174.87	172.39	177.93	184.23	180.21

Index	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Eastern Bankshares, Inc.	155.75	166.55	147.04	108.26	106.19	109.33	124.94
Russell 2000	106.22	103.90	110.37	113.39	119.29	113.18	129.05
KBW Regional Banks	158.61	164.85	171.46	140.67	132.59	135.75	170.78
Source: Zacks Investment Research, Inc. © 1980-2024
Dividends
We intend to continue to pay regular cash dividends to holders of our common stock; however, any future determination to declare and pay cash dividends will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, business prospects, general business or financial market conditions, regulatory environment and other factors our Board of Directors may deem relevant. To the extent dividends from Eastern Bank will be a source of cash used by the Company to pay its dividends, dividends from the Bank will be dependent on the Bank’s future earnings, capital requirements, and financial condition.
Repurchases of Common Shares
On September 7, 2022, we announced receipt of a notice of non-objection from the Board of Governors of the Federal Reserve System for a new share repurchase program. The program authorized the purchase of up to 8,900,000 shares over a 12-month period and was limited to $200.0 million through August 31, 2023. The program expired in August 2023. We made no repurchases of shares during the year ended December 31, 2023.
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
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $21.1 billion and $22.6 billion at December 31, 2023 and 2022, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Consumer Financial Protection Bureau. Our banking business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division.
In recent years, we managed our business under two business segments: our banking business and our insurance agency business. On October 31, 2023, we sold substantially all of the assets and transferred certain liabilities of our insurance agency business. In the third quarter, following management’s decision to sell our insurance agency business, we reclassified the related assets and liabilities to assets and liabilities of discontinued operations, respectively, on our Consolidated Balance Sheets. Accordingly, the results of discontinued operations were reclassified to “net income from discontinued operations” on our Consolidated Statements of Income. For additional discussion of discontinued operations, refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. The following discussion excludes the results of discontinued operations, unless otherwise indicated.
Net loss from continuing operations for the year ended December 31, 2023, computed in accordance with GAAP, was $62.7 million, as compared to net income from continuing operations of $186.5 million for the year ended December 31, 2022. The net loss from continuing operations and resulting decline from net income during the year ended December 31, 2022 was primarily due to the sale of available for sale securities at a loss in connection with our balance sheet repositioning completed in March 2023. Refer to the later sections titled “Outlook and Trends” and “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 7 for additional discussion. Net loss from continuing operations for the year ended December 31, 2023 and net income from continuing operations for the year ended December 31, 2022 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the year ended December 31, 2023 was $163.2 million compared to $199.9 million for the year ended December 31, 2022. This decrease was primarily due to increased noninterest expense on an operating basis and decreased net interest income for the year ended December 31, 2023 compared to year ended December 31, 2022. See “Non-GAAP Financial Measures” and “Results of Operations” below for a reconciliation of operating net income to net income on a GAAP basis and further discussion of noninterest income and noninterest expense.

The following chart shows our basic earnings per share from continuing operations on a GAAP and operating (non-GAAP) basis over the past four years (refer to the “Non-GAAP Financial Measures” section below for a reconciliation of GAAP earnings to operating earnings):

Earnings Per Share (basic) from Continuing Operations
$1.40
$1.20
$1.00
$0.80
$0.60
$0.40
$0.20
$0.00
$-0.20
$-0.40
$-0.60
2020
2021
2022
2023
(Loss) Earnings Per Share from Continuing Operations
Operating EPS from Continuing Operations

Earnings per share from continuing operations, on a GAAP basis, decreased from $1.13 for the year ended December 31, 2022 to a loss per share from continuing operations of $0.39 for the year ended December 31, 2023. The decrease in earnings per share from continuing operations to a loss per share from continuing operations was due to a decrease in net income from continuing operations for the year ended December 31, 2022 to a net loss from continuing operations for the year ended December 31, 2023 as a result of a loss on sale of AFS securities in March 2023, which was part of our balance sheet repositioning, as described above.
Operating earnings per share decreased from $1.21 for the year ended December 31, 2022 to $1.01 for the year ended December 31, 2023, a 16.7% decrease. The decrease was primarily due to an increase in noninterest expense and a decrease in net interest income. Refer to the“Results of Operations” section below for additional discussion of the changes in net interest income, noninterest income and noninterest expense.

The following chart shows our efficiency ratio on a GAAP and operating (non-GAAP) basis over the past five years (refer to the “Non-GAAP Financial Measures” section below for additional information on the determination of each measure):

Efficiency Ratio
150.00%
125.00%
100.00%
75.00%
50.00%
2019
2020
2021
2022
2023
GAAP
Operating

Both the GAAP efficiency ratio and non-GAAP operating efficiency ratio for the year ended December 31, 2023 increased compared to the year ended December 31, 2022. The increase in the GAAP efficiency ratio was primarily due to our balance sheet repositioning which included a sale of AFS securities at a loss and which was completed in March 2023 as described above. The increase in the non-GAAP operating efficiency ratio was primarily due to an increase in noninterest expense and decrease in net interest income. Refer to the “Results of Operations” section below for additional discussion of the changes in net interest income, noninterest income and noninterest expense.
Outlook and Trends
Acquisitions
Proposed Acquisition
On September 19, 2023, we entered into a definitive merger agreement with Cambridge Bancorp (“Cambridge”) and Cambridge Trust Company (“Cambridge Trust”) pursuant to which we have agreed to acquire Cambridge through a merger, with the Company as the surviving entity (the “Merger Agreement”). Under the Merger Agreement, each share of Cambridge common stock will be exchanged for 4.956 shares of our common stock. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and will provide Cambridge shareholders with a tax-free exchange of their shares of Cambridge common stock in exchange for our common stock as the consideration they will receive in the merger. We anticipate issuing approximately 39.4 million shares of our common stock in the merger. Based upon the closing price of our common stock on September 18, 2023 of $13.41 per share, the transaction is valued at approximately $528.1 million. The closing of the Cambridge acquisition remains subject to required shareholder and regulatory approvals and satisfaction of other customary closing conditions set forth in the Merger Agreement. There can be no assurances as to whether, or when, we and Cambridge will obtain the required approvals or complete the merger.
Cambridge, a Massachusetts corporation, is a federally registered bank holding company headquartered in Cambridge, Massachusetts. Cambridge Trust, a Massachusetts-chartered trust company formed in 1890, is a wholly-owned subsidiary of Cambridge that operates through a network of 22 full-service banking offices in eastern Massachusetts and New Hampshire with $5.4 billion in total assets and $4.3 billion in deposits as of December 31, 2023. Cambridge’s core services also include wealth management. Through its wealth management group, which has offices in Massachusetts and New Hampshire, it offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Cambridge had assets under management and administration of approximately $4.6 billion as of December 31, 2023.
During the year ended December 31, 2023, we incurred and recorded merger and acquisition costs related to our proposed acquisition of Cambridge of $5.5 million. The following table presents Cambridge-related merger and acquisition costs by financial statement line item on the Consolidated Statements of Income for the year ended December 31, 2023:

For the Year Ended December 31, 2023
(In thousands)
Salaries and employee benefits	$5
Office occupancy and equipment	2
Data processing	1,357
Professional services	4,080
Other	51
Total	$5,495
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its most recent meeting on January 31, 2024, the FOMC decided to maintain the target range for the federal funds rate at the range set following its July 26, 2023 meeting. The FOMC indicated, in consideration of adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risk. Further, it indicated that it does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward its long-term target of 2%.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 33% of the outstanding principal balance of our loans as of December 31, 2023 was indexed to a market rate that is expected to reprice along with the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion as of December 31, 2023, representing approximately 17% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 18, “Derivative Financial Instruments” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. Refer to the section titled “Management of Market Risk” within this Item 7 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
Increases in the federal funds rate, which began in March 2022, and greater industry-wide competition for deposits have had a significant impact on our cost of interest-bearing liabilities and funding betas. See note (1) to the following table for a description of our deposit beta. Beginning in the third quarter of 2022 and to assist in meeting our loan-growth needs, we placed additional reliance on wholesale funding in the form of borrowings and then, in the fourth quarter of 2022, we started to purchase brokered certificates of deposit. These funding sources generally have a higher cost than deposits originating within the markets we serve and are not our preferred sources of funding. During the first quarter of 2023, we completed a balance sheet repositioning by selling a portion of our AFS securities portfolio for total proceeds of $1.9 billion. The proceeds from the sale of such securities have been used to increase cash levels and reduce wholesale funds and, in turn, reduce the impact of our increasing of rates paid on deposits on our funding betas. In addition, in October 2023, we completed the sale of our insurance agency business, which included the sale of substantially all of the assets and transfer of certain liabilities of Eastern Insurance Group, for net cash proceeds at closing of $498.1 million. The proceeds from the sale were used to reduce our short-term FHLB borrowings. For additional discussion of the sale, refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

The following chart depicts our funding betas and cost of interest bearing liabilities for the previous twelve months as of December 31, 2023:

Funding Betas & Cost (2)
2.40%
2.00%
1.60%
1.20%
0.80%
48.00%
36.00%
24.00%
12.00%
—%
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
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
The FDIC also announced that, as required by the FDIA, any losses to the Deposit Insurance Fund (“DIF”) to support uninsured depositors would be recovered by a special assessment. On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of SVB and Signature Bank, as required by the FDIA. The assessment base for the special assessments is equal to an insured depository institution’s (“IDI”) estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis after the receiverships for SVB and Signature Bank terminate. The final rule set an effective date of April 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024, with an invoice payment date of June 28, 2024).

We estimate, based on the FDIC’s November 2023 final rule, that the total pre-tax amount of the Bank’s special assessment will be approximately $10.8 million, although the timing, amount and allocation of that special assessment remains subject to any actions by the FDIC, as described above, to cease collection early, extend the collection period, and impose a final shortfall special assessment. In accordance with ASC 450, Contingencies, we recognized the special assessment in full upon issuance of the final rule in the fourth quarter of 2023.
In February 2024, we received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at SVB and Signature Bank is $20.4 billion, an increase of approximately $4.1 billion from the estimate of $16.3 billion described in the final rule. The FDIC plans to provide institutions subject to the special assessment an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, to be released in June 2024.
Non-GAAP Financial Measures
We present certain non-GAAP financial measures, which management uses to evaluate our performance, and which exclude the effects of certain transactions, non-cash items and GAAP adjustments that we believe are unrelated to our core business and are therefore not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core businesses as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding GAAP financial measures. Except as otherwise indicated, the information presented within this section excludes discontinued operations. Refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
Our non-GAAP financial measures should not be considered as an alternative or substitute to GAAP net income from continuing operations, or as an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. An item which we consider to be non-core and exclude when computing these non-GAAP financial measures can be of substantial importance to our results for any particular period. In addition, our methodology for calculating non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar performance measures and, accordingly, our reported non-GAAP financial measures may not be comparable to the same or similar performance measures reported by other companies.

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure.

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data)
Net (loss) income from continuing operations (GAAP)	$(62,689)	$186,511	$145,531
Non-GAAP adjustments:
Add:
Noninterest income components:
(Income) losses from investments held in rabbi trusts	(9,305)	10,762	(10,217)
Losses (gains) on sales of securities available for sale, net	333,170	3,157	(1,166)
Losses (gains) on sales of other assets	3	(1,365)	(26)
Noninterest expense components:
Rabbi trust employee benefit expense (income)	3,742	(5,161)	5,515
Impairment reversal on tax credit investments	—	—	(170)
Gain on sale of other real estate owned	—	—	(87)
Merger and acquisition expenses (1)	5,495	—	35,456
Settlement and expenses for putative consumer class action matters	—	—	3,325
Defined Benefit Plan settlement loss (2)	—	12,045	—
Total impact of non-GAAP adjustments	333,105	19,438	32,630
Less net tax benefit associated with non-GAAP adjustment (3)	107,230	6,047	21,021
Non-GAAP adjustments, net of tax	$225,875	$13,391	$11,609
Operating net income (non-GAAP)	$163,186	$199,902	$157,140

Weighted average common shares outstanding during the period:
Basic	162,293,020	165,510,357	172,192,336
Diluted	162,403,097	165,648,571	172,252,057

(Loss) earnings per share from continuing operations, basic	$(0.39)	$1.13	$0.85
(Loss) earnings per share from continuing operations, diluted	$(0.39)	$1.13	$0.85

Operating earnings per share, basic (non-GAAP)	$1.01	$1.21	$0.91
Operating earnings per share, diluted (non-GAAP)	$1.00	$1.21	$0.91
(1)Comprised of merger and acquisition expenses incurred related to our acquisitions of Cambridge and Century Bancorp, Inc. (“Century”). Merger and acquisition expenses previously reported for the years ended December 31, 2022 and 2021 related to acquisitions by Eastern Insurance Group were excluded from the above table as they were reclassified to discontinued operations. Refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for additional discussion.
(2)Represents a non-cash settlement loss for the year ended December 31, 2022 related to the Defined Benefit Plan. For additional information, refer to Note 15, “Employee Benefits” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
(3)The net tax benefit amount for the year ended December 31, 2023 primarily resulted from the sale of securities classified as available for sale in the first quarter of 2023 and a $23.7 million tax benefit resulting from the transfer of certain securities from Market Street Securities Corp., a wholly owned subsidiary which was liquidated during the first quarter of 2023, to Eastern Bank. The net tax benefit amount for the years ended December 31, 2022 and 2021 reflects the impact of the reversal of a $12.0 million valuation allowance associated with the stock donation to the Eastern Bank Foundation in the amounts of $0.7 million and $11.3 million, respectively. The reversal of the valuation allowance in each period was considered appropriate based upon our determination of the realizability of such deductions for tax purposes at that time.

The following table summarizes the impact of non-core items with respect to our total (loss) revenue, noninterest (loss) income, noninterest expense and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	For the Year Ended December 31,
	2023		2022	2021	2020	2019
	(Dollars in thousands)
Net interest income (GAAP)	$550,409		$568,054	$429,827	$401,251	$411,264
Add:
Tax-equivalent adjustment (non-GAAP)(1)	17,181		12,736	6,093	5,472	5,254
Fully-taxable equivalent net interest income (non-GAAP)	567,590		580,790	435,920	406,723	416,518
Noninterest (loss) income (GAAP)	(237,753)		76,750	97,437	83,679	91,476
Less:
Income (losses) from investments held in rabbi trusts	9,305		(10,762)	10,217	10,337	9,866
(Losses) gains on sales of securities available for sale, net	(333,170)		(3,157)	1,166	288	2,016
(Losses) gains on sales of other assets	(3)		1,365	26	(136)	(131)
Noninterest income on an operating basis (non-GAAP)	86,115		89,304	86,028	73,190	79,725
Noninterest expense (GAAP)	$418,602		$388,649	$360,955	$429,491	$336,412
Less:
Rabbi trust employee benefit expense (income)	3,742		(5,161)	5,515	4,789	4,604
Impairment (reversal) charge on tax credit investments	—		—	(170)	10,779	—
Indirect IPO costs (2)	—	0	—	—	1,199	—
Merger and acquisition expenses (3)	5,495		—	35,456	—	—
Settlement and expenses for putative consumer class action matters	—		—	3,325	—	—
Defined Benefit Plan settlement loss	—		12,045	—	—	—
Stock donation to the Eastern Bank Foundation	—		—	—	91,287	—
Plus:
Gain on sale of other real estate owned	—		—	87	606	—
Noninterest expense on an operating basis (non-GAAP)	$409,365		$381,765	$316,916	$322,043	$331,808
Total (loss) revenue (GAAP)	$312,656		$644,804	$527,264	$484,930	$502,740
Total operating revenue (non-GAAP)	$653,705		$670,094	$521,948	$479,913	$496,243
Ratios
Efficiency ratio (GAAP)	133.89%		60.27%	68.46%	88.57%	66.92%
Operating efficiency ratio (non-GAAP)	62.62%		56.97%	60.72%	67.10%	66.86%
(1)Interest income on tax-exempt loans and investment securities has been adjusted to an FTE basis using a marginal tax rate of 21.8% for the year ended December 31, 2023, 21.6% for the year ended December 31, 2022, 21.0% for the year ended December 31, 2021, 21.8% for the year ended December 31, 2020, and 21.8% for the year ended December 31, 2019.
(2)Reflects costs associated with the IPO that are indirectly related to the IPO and were not recorded as a reduction of capital
(3)Comprised of merger and acquisition expenses incurred related to our acquisition of Cambridge and Century. Merger and acquisition expenses previously reported for the years ended December 31, 2022, 2021, 2020 and 2018 related to acquisitions by Eastern Insurance Group were excluded from the above table as they were reclassified to discontinued operations. Refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$2,974,855	$2,471,790	$3,406,352	$3,428,052	$1,600,153
Less: Goodwill and other intangibles (1)	566,205	661,126	649,703	376,534	377,734
Tangible shareholders’ equity (non-GAAP)	2,408,650	1,810,664	2,756,649	3,051,518	1,222,419
Tangible assets:
Total assets (GAAP)	21,133,278	22,646,858	23,512,128	15,964,190	11,628,775
Less: Goodwill and other intangibles (1)	566,205	661,126	649,703	376,534	377,734
Tangible assets (non-GAAP)	$20,567,073	$21,985,732	$22,862,425	$15,587,656	$11,251,041
Shareholders’ equity to assets ratio (GAAP)	14.1%	10.9%	14.5%	21.5%	13.8%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	11.7%	8.2%	12.1%	19.6%	10.9%
Book value per share:
Common shares issued and outstanding	176,426,993	176,172,073	186,305,332	186,758,154	—
Book value per share (GAAP)	$16.86	$14.03	$18.28	$18.36	$—
Tangible book value per share (non-GAAP)	$13.65	$10.28	$14.80	$16.34	$—
(1)Includes goodwill and other intangible assets which were associated with our insurance agency business for the years ended December 31, 2022, 2021, 2020, and 2019.
The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income from continuing operations and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	As of December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Net (loss) income from continuing operations (GAAP)	$(62,689)	$186,511	$145,531	$8,861	$124,736
Operating net income (non-GAAP) (1)	163,186	199,902	157,140	88,276	119,450
Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$2,571,001	$2,831,533	$3,424,570	$2,040,156	$1,543,191
Less: Average goodwill and other intangibles (2)	643,977	655,653	414,441	376,706	379,615
Average tangible shareholders’ equity (non-GAAP)	$1,927,024	$2,175,880	$3,010,129	$1,663,450	$1,163,576
Ratios:
Return on average total shareholders’ equity (GAAP)	(2.44)%	6.59%	4.25%	0.43%	8.08%
Return on average tangible shareholders’ equity (non-GAAP)	(3.25)%	8.57%	4.83%	0.53%	10.72%
Operating return on average tangible shareholders’ equity (non-GAAP)	8.47%	9.19%	5.22%	5.31%	10.27%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income.
(2)Includes goodwill and other intangible assets included in assets of discontinued operations within the Company’s Consolidated Balance Sheets.
Financial Position
The information presented within this section excludes discontinued operations, which was applicable for the period ended December 31, 2022. Refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial

Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further discussion regarding the sale of our insurance agency business and discontinued operations.
Summary of Financial Position

	As of December 31,		Change
	2023	2022	Amount ($)	Percentage (%)
		(Dollars in thousands)
Cash and cash equivalents	$693,076	$169,505	$523,571	308.9%
Securities available for sale	4,407,521	6,690,778	(2,283,257)	(34.1)%
Securities held to maturity	449,721	476,647	(26,926)	(5.6)%
Loans, net of allowance for loan losses	13,799,367	13,420,317	379,050	2.8%
Federal Home Loan Bank stock	5,904	41,363	(35,459)	(85.7)%
Goodwill and other intangible assets	566,205	568,009	(1,804)	(0.3)%
Deposits	17,596,217	18,974,359	(1,378,142)	(7.3)%
Borrowed funds	48,216	740,828	(692,612)	(93.5)%
Cash and cash equivalents
Total cash and cash equivalents increased by $523.6 million, or 308.9%, to $693.1 million at December 31, 2023 from $169.5 million at December 31, 2022. This increase was primarily due to proceeds from sales of AFS securities of $1.9 billion during the first quarter of 2023, proceeds from maturities and principal paydowns of AFS and HTM securities of $451.3 million and proceeds from the sale of commercial and industrial loans during the third and fourth quarters of 2023 of $211.4 million. Partially offsetting this increase was a decrease in deposits of $1.4 billion and an increase in gross loans of $397.9 million for the year ended December 31, 2023. For further discussion of the change in securities, loans, and deposits, refer to the later “Securities,” “Loans,” and “Deposits,” sections in this Item 7.
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
U.S. government securities: Our U.S. government securities consist of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of December 31,
	2023	2022
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,780,638	$4,111,908
Government-sponsored commercial mortgage-backed securities	1,124,376	1,348,954
U.S. Agency bonds	216,011	952,482
U.S. Treasury securities	95,152	93,057
State and municipal bonds and obligations	191,344	183,092
Other debt securities	—	1,285
Total available for sale securities, at fair value	4,407,521	6,690,778
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	254,752	276,493
Government-sponsored commercial mortgage-backed securities	194,969	200,154
Total held to maturity securities, at amortized cost	449,721	476,647
Total	$4,857,242	$7,167,425
Our securities portfolio has decreased $2.3 billion, or 32.2%, to $4.9 billion at December 31, 2023 from $7.2 billion at December 31, 2022. This decrease was primarily due to the completion of a balance sheet repositioning in March 2023 through the sale of AFS securities for total proceeds of $1.9 billion. Refer to the sections titled “Outlook and Trends” and “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 2 for additional discussion of such sales.
We did not have trading investments at December 31, 2023 and 2022.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $191.1 million at December 31, 2023 compared to $182.9 million at December 31, 2022.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both December 31, 2023 and 2022, we had no securities categorized as Level 3 within the fair value hierarchy.

The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the years ended December 31, 2023 and 2022. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted-Average Yield

	Securities Maturing as of December 31, 2023 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.35%	1.90%	1.59%	1.60%
Government-sponsored commercial mortgage-backed securities	—	1.92	1.40	1.95	1.79
U.S. Agency bonds	—	1.35	—	—	1.35
U.S. Treasury securities	—	1.96	—	—	1.96
State and municipal bonds and obligations	1.33	2.41	3.34	4.09	3.66
Total available for sale securities	1.33	1.76	1.62	1.73	1.72
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—	—	—	2.87	2.87
Government-sponsored commercial mortgage-backed securities	—	2.18	2.25	—	2.22
Total held to maturity securities	—	2.18	2.25	2.87	2.59
Total	1.33%	1.81%	1.75%	1.79%	1.79%

	Securities Maturing as of December 31, 2022 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.27%	1.00%	1.53%	1.45%
Government-sponsored commercial mortgage-backed securities	—	1.29	1.51	1.94	1.68
U.S. Agency bonds	—	0.79	0.97	—	0.82
U.S. Treasury securities	—	1.97	—	—	1.97
State and municipal bonds and obligations	1.22	2.26	3.17	4.05	3.66
Other debt securities	0.84	—	—	—	0.84
Total available for sale securities	0.89%	1.02%	1.25%	1.66%	1.47%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	—	2.23	—	2.23
Total held to maturity securities	—%	—%	2.23%	2.86%	2.59%
Total	0.89%	1.02%	1.36%	1.72%	1.54%
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

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:

	As of December 31,
	2023	2022	Change ($)	Change (%)
	(Dollars in thousands)
Commercial and industrial	$3,034,068	$3,150,946	$(116,878)	(3.7)%
Commercial real estate	5,457,349	5,155,323	302,026	5.9%
Commercial construction	386,999	336,276	50,723	15.1%
Business banking	1,085,763	1,090,492	(4,729)	(0.4)%
Residential real estate	2,565,485	2,460,849	104,636	4.3%
Consumer home equity	1,208,231	1,187,547	20,684	1.7%
Other consumer	235,533	194,098	41,435	21.3%
Total gross loans (1)	$13,973,428	$13,575,531	$397,897	2.9%
(1)Amounts presented exclude unamortized premiums, unearned discounts and deferred fees and costs.
We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans increased $0.4 billion, or 2.9%, to $14.0 billion at December 31, 2023 from $13.6 billion at December 31, 2022. The increase as of December 31, 2023 was primarily due to increases in our commercial real estate and residential real estate portfolios, partially offset by a decrease in our commercial and industrial portfolio, as further noted below:
•Our commercial real estate portfolio increased by $302.0 million from December 31, 2022 to December 31, 2023 which was primarily attributable to an increase of $329.1 million in commercial real estate investment loan balances. Such loans represent loans secured by commercial real estate that are non-owner-occupied. The increase in such loan balances was primarily due to management’s active focus on originating loans collateralized by industrial/warehouse and multi-family property types, which are included in the commercial real estate investment loan category, due to management’s belief that the credit performance of such loans has a stable outlook. The increase in commercial real estate investment loan balances was partially offset by a decrease in commercial real estate owner-occupied loans of $24.3 million which was due to net paydowns of such loans during the year ended December 31, 2023 and charge-offs taken in the fourth quarter of 2023 on several loans. Refer to the later “Allowance for Credit Losses” section in this Item 7 for additional discussion of charge-offs on commercial real estate loans.
•Our residential real estate portfolio increased by $104.6 million during the year ended December 31, 2023. The increase in residential real estate loan balances was primarily due to fewer sales of originated loans resulting in more loans being held for investment, and purchases of loans which totaled $32.0 million during the year ended December 31, 2023.
•Our commercial and industrial portfolio decreased by $116.9 million from December 31, 2022 to December 31, 2023 which was primarily due to sales of commercial and industrial loans from our Shared National Credit Program portfolio of $214.2 million during the year ended December 31, 2023. This overall decrease was partially offset by new loan originations within the commercial and industrial portfolio which were primarily funded with the proceeds from the sales of loans.

We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of December 31, 2023, the amortized cost balances of concentrations in our commercial loan portfolios were as follows:

	Commercial and Industrial
	Balance	Percentage (%)
	(Dollars in thousands)
Educational services	$707,984	23.4%
Real estate	336,681	11.1%
Accommodation	295,799	9.8%
Professional, scientific, and technical services	289,023	9.6%
Wholesale trade	278,151	9.2%
Admin support	183,687	6.1%
Transportation	162,326	5.4%
Healthcare	146,187	4.8%
Arts & entertainment	136,004	4.5%
Finance and insurance	111,361	3.7%
Other industries	372,428	12.4%
Total portfolio	$3,019,631	100.0%

	Commercial Real Estate
	Balance	Percentage (%)
	(Dollars in thousands)
Multi-family	$1,211,492	22.2%
Industrial/warehouse	613,736	11.3%
Retail	546,395	10.0%
Office	425,744	7.8%
Affordable housing	394,153	7.2%
Mixed use - multi-family	377,239	6.9%
School	365,840	6.7%
Mixed use - office	263,556	4.8%
Self storage	233,443	4.3%
Mixed use - retail	222,830	4.1%
Other property types	799,419	14.7%
Total portfolio	$5,453,847	100.0%

	Commercial Construction
	Balance	Percentage (%)
	(Dollars in thousands)
Multi-family	$165,048	42.9%
Affordable housing	131,663	34.2%
Retail	17,099	4.4%
Self storage	14,943	3.9%
Medical office	14,915	3.9%
Mixed use - multi-family	13,288	3.5%
Industrial/warehouse	8,462	2.2%
Service station	7,132	1.9%
For sale housing	4,806	1.2%
Other property types	7,281	1.9%
Total portfolio	$384,637	100.0%
We believe that the loan to value ratio (“LTV”) is an important factor in monitoring the risk characteristics of our loans secured by real estate. The following tables show the distribution of loan balances, on an amortized cost basis, by LTV and year of origination for each of our portfolios of loans secured by real estate as of December 31, 2023:

	Balance of Commercial Real Estate Loans Originated During the Year Ended December 31,
	2023	2022	2021	2020	2019	2018 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$23,338	$14,940	$23,327	$2,997	$10,564	$61,644	$136,810
50.00% or lower	163,073	532,745	240,243	281,646	181,582	710,930	2,110,219
50.01% - 69.99%	269,540	659,477	491,880	223,767	303,597	537,961	2,486,222
70.00% - 79.99%	78,380	239,304	108,548	56,985	55,866	66,899	605,982
80.00% - 89.99% (3)	18,346	6,377	—	1,835	2,384	2,860	31,802
90.00% or higher (3)	10,426	23,910	17,668	13,887	—	16,921	82,812
Total	$563,103	$1,476,753	$881,666	$581,117	$553,993	$1,397,215	$5,453,847
Weighted average LTV	57.57%	55.36%	57.13%	50.15%	50.61%	45.86%	52.43%

	Balance of Residential Real Estate Loans Originated During the Year Ended December 31,
	2023	2022	2021	2020	2019	2018 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$611	$—	$107	$871	$—	$11,623	$13,212
50.00% or lower	22,138	73,547	177,799	83,704	26,546	166,429	550,163
50.01% - 69.99%	36,388	117,199	263,130	144,124	32,079	183,103	776,023
70.00% - 79.99%	95,195	302,911	141,798	97,531	22,409	69,551	729,395
80.00% - 89.99%	78,299	196,878	54,755	21,875	13,068	32,475	397,350
90.00% or higher	25,790	46,830	32,092	8,301	1,500	1,809	116,322
Total	$258,421	$737,365	$669,681	$356,406	$95,602	$464,990	$2,582,465
Weighted average LTV	75.95%	74.37%	60.83%	61.33%	61.48%	54.80%	65.23%

	Balance of Consumer Home Equity Loans Originated During the Year Ended December 31,
	2023	2022	2021	2020	2019	2018 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$167,977	$290,325	$177,770	$20,105	$29,103	$186,912	$872,192
50.00% or lower	1,310	3,861	544	24,676	20,701	50,761	101,853
50.01% - 69.99%	1,061	5,860	726	30,821	19,241	47,258	104,967
70.00% - 79.99%	567	4,177	486	12,326	21,394	50,636	89,586
80.00% - 89.99%	436	2,310	706	3,621	9,671	25,792	42,536
90.00% or higher	—	—	—	—	—	34	34
Total	$171,351	$306,533	$180,232	$91,549	$100,110	$361,393	$1,211,168
Weighted average LTV	56.54%	60.55%	62.46%	54.91%	60.12%	60.12%	59.02%
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
The maturity distribution of our loan portfolio is one factor used by management to evaluate the risk characteristics of our loan portfolio. The following table shows the maturity distribution of our loans, on a gross basis, as of December 31, 2023:
Scheduled Contractual Loan Maturity

	One Year or Less (1)	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$367,051	$1,162,227	$632,396	$857,957	$3,019,631
Commercial real estate	392,134	1,602,501	3,089,413	369,799	5,453,847
Commercial construction	63,374	175,006	104,921	41,336	384,637
Business banking	121,923	250,270	678,066	39,334	1,089,593
Residential real estate	319	18,464	268,894	2,294,788	2,582,465
Consumer home equity	1,347	21,475	212,876	975,470	1,211,168
Other consumer	21,761	75,567	107,433	2,258	207,019
Total loans	$967,909	$3,305,510	$5,093,999	$4,580,942	$13,948,360
(1)Includes demand loans, or loans without a stated maturity.
The interest rate risk of our loan portfolio is an important element in the management of net interest margin. We attempt to manage the relationship between the interest rate sensitivity of our assets and liabilities to produce an effective interest differential that is not significantly impacted by changes in the level of interest rates. The following table shows the interest rate risk of our loans, on a gross basis, due one year after December 31, 2023:
Loan Interest Rate Risk

	Due after December 31, 2024
	Fixed	Adjustable	Total
	(In thousands)
Commercial and industrial	$780,341	$1,872,239	$2,652,580
Commercial real estate	2,312,672	2,749,041	5,061,713
Commercial construction	132,505	188,758	321,263
Business banking	257,683	709,987	967,670
Residential real estate	2,004,522	577,624	2,582,146
Consumer home equity	200,375	1,009,446	1,209,821
Other consumer	182,868	2,390	185,258
Total loans	$5,870,966	$7,109,485	$12,980,451
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
Special mention, substandard and doubtful loans totaled 4.1% and 2.2% of total commercial loans outstanding at December 31, 2023 and 2022, respectively. This increase was driven by several risk rating downgrades of loans in the commercial and industrial and commercial real estate portfolios.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
For the retail portfolio, which includes residential real estate, consumer home equity, and other consumer portfolios, we monitor credit quality using the borrower’s FICO score. As of December 31, 2023, 70.9% of retail borrowers, based on amortized cost balances, have a FICO score of 740 or greater. The following table shows the balances by borrowers’ current FICO scores as of the dates indicated:

	As of December 31, 2023			As of December 31, 2022
	Residential Real Estate	Consumer Home Equity	Other Consumer	Residential Real Estate	Consumer Home Equity	Other Consumer
Current FICO (1)	(Dollars in thousands)
Not available (2)	$1,873	$22,213	$14,030	$5,195	$15,284	$27,400
640 or lower	69,423	45,632	3,647	54,268	37,538	4,406
641 – 699	216,078	132,270	12,352	193,215	114,751	13,026
700 – 739	410,644	214,096	22,169	381,018	200,397	21,139
740 or higher	1,884,447	796,957	154,821	1,846,359	823,337	111,807
Total	$2,582,465	$1,211,168	$207,019	$2,480,055	$1,191,307	$177,778
Average FICO	767.4	758.8	781.6	767.3	763.3	772.2
(1)Borrower FICO scores are updated on a semi-annual basis, and the most recent update occurred in August 2023.
(2)Insufficient data available to report.
The delinquency rate of our total loan portfolio decreased to 0.41% at December 31, 2023 from 0.50% at December 31, 2022.
The following table provides details regarding our delinquency rates as of the dates indicated:

Loan Delinquency Rates

	Delinquency Rate as of December 31,
	2023	2022
Commercial and industrial	0.13%	0.12%
Commercial real estate	—%	—%
Commercial construction	—%	—%
Business banking	0.58%	1.00%
Residential real estate	1.11%	1.46%
Consumer home equity	1.43%	1.33%
Other consumer	0.46%	0.63%
Total	0.41%	0.50%
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
NPLs increased $14.0 million, or 36%, to $52.6 million at December 31, 2023 from $38.6 million at December 31, 2022. NPLs as a percentage of total loans increased to 0.38% at December 31, 2023 from 0.28% at December 31, 2022. Refer to the later “Allowance for Credit Losses” section in this Item 7 for a discussion of the change in non-accrual loans which comprise our NPLs as of December 31, 2023 and December 31, 2022.
The total amount of interest recorded on NPLs during both the years ended December 31, 2023 and 2022 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $6.5 million and $3.9 million for the years ended December 31, 2023 and 2022, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. As noted within Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, we adopted ASU 2022-02 on January 1, 2023 which eliminated TDR accounting. Prior to the adoption of this standard, we reviewed each loan that was modified to identify whether a TDR had occurred. TDRs involved situations in which, for economic or legal reasons related to the borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise have considered. Subsequent to our adoption of this standard, we apply the loan refinancing and restructuring guidance codified in paragraphs 310-20-35-9 through 35-11 of the Accounting Standards Codification to determine whether a modification results in a new loan or a continuation of an existing loan.
ASU 2022-02 requires disclosure of loan modifications to borrowers experiencing financial difficulty. The aggregate amortized cost balance as of December 31, 2023 of loans modified during the year ended December 31, 2023, determined in accordance with ASU 2022-02, which were determined to be modifications to borrowers experiencing financial difficulty was $19.4 million. As of December 31, 2023, there were no loans that had been modified to borrowers experiencing financial difficulty during the year ended December 31, 2023 and which had subsequently defaulted during the period.
Under previous accounting guidance, in cases where a borrower experienced financial difficulties and we made certain concessionary modifications to contractual terms, the loan was classified as a TDR. Loans modified during the year ended December 31, 2022 which were determined to be TDRs, determined in accordance with previous accounting guidance in effect through December 31, 2022, totaled $12.6 million. As of December 31, 2022, there was one loan which totaled approximately $1.0 million that had been modified during the preceding 12 months, which was party to a TDR and which subsequently defaulted during the year ended December 31, 2022.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. As of December 31, 2023 and December 31, 2022, the carrying amount of PCD loans was $49.1 million and $56.6 million, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more days past due categories, increased by $186.7 million, or 99.8%, to $373.7 million at December 31, 2023 from $187.0 million at December 31, 2022. These loans as a percentage of total loans increased to 2.7% at December 31, 2023 from 1.4% at December 31, 2022. The increase in potential problem loans from December 31, 2022 to December 31, 2023 was primarily due to the downgrade of certain commercial and industrial and commercial real estate loans during the year ended December 31, 2023, including certain commercial real estate loans collateralized by properties in the office risk segment. Refer to the below “Commercial Real Estate Office Exposure” section of this Item 7 for additional information.
Commercial Real Estate Office Exposure. Our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, and mixed-use properties where rental income is primarily from office space) totaled $818.9 million and $819.3 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 84.0% of the total recorded investment balance of office-related CRE loans are located, and approximately 19.8% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as rising interest rates, reduced occupancy as a result of the increase in hybrid work arrangements post-COVID, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of December 31, 2023, two of our office-related CRE loans, which had a total recorded investment balance of $14.0 million, were on non-accrual status and had transitioned to non-accrual status during the third and fourth quarters of 2023. As of December 31, 2022, none of these loans were on non-accrual status.
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	As of December 31,
	2023	2022
	(In thousands)
Commercial real estate
Pass	$683,545	$739,117
Special mention	—	14,713
Substandard	104,962	52,622
Doubtful	13,969	—
Total commercial real estate	$802,476	$806,452
Commercial construction
Pass	$15,986	$12,861
Special mention	454	—
Substandard	—	—
Doubtful	—	—
Total commercial construction	$16,440	$12,861
Total	$818,916	$819,313

The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	As of December 31,
	2023	2022
	(In thousands)
Commercial real estate
Office	$425,682	$429,574
Medical office	113,110	112,674
Mixed-use	263,684	264,204
Total commercial real estate	$802,476	$806,452
Commercial construction
Office	$454	$10,323
Medical office	14,961	—
Mixed-use	1,025	2,538
Total commercial construction	$16,440	$12,861
Total	$818,916	$819,313
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
The allowance for loan losses increased by $6.8 million, or 4.8%, to $149.0 million, or 1.07% of total loans, at December 31, 2023 from $142.2 million, or 1.05% of total loans at December 31, 2022. The increase in the allowance for loan losses was primarily the result of additional reserves required due to increased loan balances, an increase in reserve rates for commercial real estate loans collateralized by properties in the office and retail risk segments, and increased specific reserve balances, particularly as they relate to several commercial real estate loans collateralized by properties in the office and retail risk segments which transitioned to non-accrual status during the year ended December 31, 2023. Partially offsetting these increases in the allowance for loan losses, were partial charge-offs taken in the fourth quarter related to the previously discussed commercial real estate loans for which specific reserves had been previously established. Also partially offsetting the increase in the allowance for loan losses was our adoption of ASU 2022-02, as previously described above, which resulted in a change in reserving method for loans previously classified as TDRs. Upon adoption of ASU 2022-02, TDR loans for which the allowance for loan losses was determined by a discounted cash flow analysis transitioned to their respective pools of loans sharing similar risk characteristics and for which the allowance for loan losses is determined on a collective basis. As a result, the allowance for loan losses for such loans was reduced by $1.1 million.
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

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	For the Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(283)	$(1,053)	$623	$992	$(2,625)
Commercial real estate	7,810	(91)	243	(206)	(12)
Commercial construction	—	—	—	—	—
Business banking	2,778	223	3,567	4,855	5,370
Residential real estate	(97)	(94)	(87)	(125)	(39)
Consumer home equity	(34)	(23)	(161)	421	153
Other consumer	1,953	1,625	1,373	2,129	1,811
Total net loan charge-offs	$12,127	$587	$5,558	$8,066	$4,658
Average loans:
Commercial and industrial	$3,197,668	$2,944,064	$2,015,665	$2,053,093	$1,419,875
Commercial real estate	5,377,304	4,886,951	3,960,818	3,654,887	3,667,147
Commercial construction	357,499	294,805	191,771	226,286	263,736
Business banking	981,496	1,021,720	1,241,770	1,079,779	738,652
Residential real estate	2,536,374	2,063,193	1,508,796	1,398,337	1,438,775
Consumer home equity	1,193,270	1,129,757	869,110	902,634	948,089
Other consumer	188,476	197,659	233,932	334,257	471,602
Average total loans (1)	$13,832,087	$12,538,149	$10,021,862	$9,649,273	$8,947,876
Total net charge-offs (recoveries) to average total loans outstanding during the period
Commercial and industrial	(0.01)%	(0.04)%	0.03%	0.05%	(0.18)%
Commercial real estate	0.15	0.00	0.01	(0.01)	0.00
Commercial construction	—	—	—	—	—
Business banking	0.28	0.02	0.29	0.45	0.73
Residential real estate	0.00	0.00	(0.01)	(0.01)	0.00
Consumer home equity	0.00	0.00	(0.02)	0.05	0.02
Other consumer	1.04	0.82	0.59	0.64	0.38
Total net charge-offs to average total loans outstanding during the period	0.09%	0.00%	0.06%	0.08%	0.05%
Total loans	$13,973,428	$13,575,531	$12,281,510	$9,730,525	$8,987,046
Total non-accrual loans	$52,557	$38,604	$32,993	$41,005	$42,451
Allowance for loan losses	$148,993	$142,211	$97,787	$113,031	$82,297
Allowance for loan losses as a percent of total loans	1.07%	1.05%	0.80%	1.16%	0.92%
Non-accrual loans as a percent of total loans	0.38%	0.28%	0.27%	0.42%	0.47%
Allowance for loan losses as a percent of non-accrual loans	283.49%	368.38%	296.39%	275.65%	193.86%
(1)Average loan balances exclude loans held for sale.

Non-accrual loans increased $14.0 million, or 36%, to $52.6 million at December 31, 2023 from $38.6 million at December 31, 2022, primarily due to an increase in commercial real estate non-accrual loans of $30.1 million partially offset by a decrease in commercial and industrial non-accrual loans of $13.5 million. Non-accrual commercial real estate loans increased due to three loans, which are collateralized by properties in the office risk segment, transitioning to non-accrual status during the third and fourth quarters of 2023. No commercial real estate loans were delinquent as of December 31, 2023. Non-accrual commercial and industrial loans decreased primarily due to payoffs and curing of delinquency of such loans, which included the payoff during the year ended December 31, 2023 of one commercial and industrial loan which was on non-accrual and had a balance of $8.5 million as of December 31, 2022. For additional information regarding the credit quality of our loans, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
The following tables sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition and the related loan balances as a percentage of total loans as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of December 31,
	2023			2022
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$26,959	18.09%	21.71%	$26,859	18.89%	23.21%
Commercial real estate	65,475	43.95%	39.05%	54,730	38.49%	37.97%
Commercial construction	6,666	4.47%	2.77%	7,085	4.98%	2.48%
Business banking	14,913	10.01%	7.77%	16,189	11.38%	8.03%
Residential real estate	25,954	17.42%	18.36%	28,129	19.78%	18.13%
Consumer home equity	5,595	3.76%	8.65%	6,454	4.54%	8.75%
Other consumer	3,431	2.30%	1.69%	2,765	1.94%	1.43%
Total	$148,993	100.00%	100.00%	$142,211	100.00%	100.00%

	As of December 31,
	2021			2020			2019
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$18,018	18.43%	24.10%	$26,617	23.54%	20.51%	$20,919	25.42%	18.27%
Commercial real estate	52,373	53.56%	36.82%	54,569	48.28%	36.73%	34,730	42.20%	39.34%
Commercial construction	2,585	2.64%	1.81%	4,553	4.03%	3.14%	3,424	4.16%	3.05%
Business banking	10,983	11.23%	10.87%	13,152	11.64%	13.76%	8,260	10.04%	8.58%
Residential real estate	6,556	6.70%	15.69%	6,435	5.69%	14.09%	6,380	7.75%	15.90%
Consumer home equity	3,722	3.81%	8.96%	3,744	3.31%	8.92%	4,027	4.89%	10.38%
Other consumer	3,308	3.38%	1.75%	3,467	3.07%	2.85%	4,173	5.07%	4.48%
Other	242	0.25%	—%	494	0.44%	—%	384	0.47%	—%
Total	$97,787	100.00%	100.00%	$113,031	100.00%	100.00%	$82,297	100.00%	100.00%
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
Separately, during the year ended December 31, 2023, we increased by $0.9 million our reserve on unfunded lending commitments, which was primarily due to an increase in the total exposure on unfunded lending commitments. This increase contributed to an increase in our non-interest expense during the year ended December 31, 2023.
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
We held an investment in the FHLBB of $5.9 million and $41.4 million at December 31, 2023 and 2022, respectively. The amount of stock we are required to purchase is in proportional to our FHLB borrowings and level of total assets. Accordingly, the decrease in the FHLB stock is due to decreased borrowings.
Goodwill and core deposit intangible asset
The balance of our goodwill and core deposit intangible asset was $566.2 million and $568.0 million at December 31, 2023 and 2022, respectively, which excludes goodwill and other intangible assets included in discontinued operations as of December 31, 2022. We did not record any impairment to our goodwill or core deposit intangible asset during the years ended December 31, 2023 and 2022. For discussion of the impairment testing performed, refer to Note 7, “Goodwill and Core Deposit Intangible Asset” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of December 31,		Change	Change
	2023	2022	Amount ($)	Amount (%)
	(Dollars in thousands)
Demand	$5,162,218	$6,240,637	$(1,078,419)	(17.3)%
Interest checking	3,737,361	4,568,122	(830,761)	(18.2)%
Savings	1,323,126	1,831,123	(507,997)	(27.7)%
Money market investments	4,664,475	4,710,095	(45,620)	(1.0)%
Certificates of deposit (1)	2,709,037	1,624,382	1,084,655	66.8%
Total deposits	$17,596,217	$18,974,359	$(1,378,142)	(7.3)%
(1)Brokered certificates of deposit are included in certificates of deposit and amounted to $50.0 million and $928.6 million at December 31, 2023 and 2022, respectively.

Deposits decreased by $1.4 billion, or 7.3%, to $17.6 billion at December 31, 2023 from $19.0 billion at December 31, 2022. This decrease was primarily the result of an overall decline in deposits due to concerns around the banking industry as a whole in early 2023, as discussed in the earlier “Outlook and Trends” section in this Item 7, as well as industry-wide competition for deposits and a decrease in brokered certificates of deposit of $878.6 million. Brokered certificates of deposit decreased as such accounts matured and were not renewed in full as we emphasized other means for increasing our overall liquidity as of December 31, 2023. The decrease in brokered certificates of deposit was more than offset by a shift in deposit mix of certain core deposits from demand and interest checking deposits, which decreased by $1.1 billion and $0.8 billion, respectively, to certificates of deposit resulting in a net increase in certificates of deposit. This shift in deposit mix during the year ended December 31, 2023 was due primarily to increases in rates paid on certificates of deposit, which attracted depositors to such products.
The Bank’s estimate of total uninsured deposits was $8.0 billion and $9.0 billion at December 31, 2023 and 2022, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $5.5 billion and $7.3 billion at December 31, 2023 and December 31, 2022, respectively.
The following table presents the classification of deposits on an average basis for the years indicated:
Classification of Deposits on an Average Basis

	For the Year Ended December 31,
	2023		2022		2021
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,404,208	—%	$6,647,518	—%	$5,547,615	—%
Interest checking	4,070,585	0.60%	4,890,709	0.24%	2,866,091	0.07%
Savings	1,515,713	0.01%	2,015,651	0.01%	1,483,271	0.02%
Money market investments	4,918,343	2.11%	5,057,445	0.27%	3,870,712	0.06%
Certificates of deposit	2,303,520	4.24%	463,261	0.70%	280,141	0.21%
Total deposits	$18,212,369	1.24%	$19,074,584	0.15%	$14,047,830	0.04%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated had maturities as follows:
Maturities of Time Certificates of Deposit $250,000 and Over

	As of December 31,
	2023	2022
Maturing in	(In thousands)
Three months or less	$278,281	$39,322
Over three months through six months	262,761	45,053
Over six months through twelve months	316,408	149,107
Over twelve months	10,146	5,569
Total	$867,596	$239,051
Borrowings
Our borrowings may consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings decreased by $692.6 million to $48.2 million at December 31, 2023 compared to $740.8 million at December 31, 2022. The decrease was primarily due to a decrease in FHLB advances, which were paid down primarily with the proceeds from the sale of substantially all of the assets and liabilities of our insurance agency business. Refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further discussion regarding the sale.

The following table sets forth information concerning balances on our borrowings as of the dates indicated:
Borrowings by Category

	As of December 31,		Change
	2023	2022	Amount ($)
	(In thousands)
Federal Home Loan Bank short-term advances	$95	$691,297	$(691,202)
Escrow deposits of borrowers	21,978	22,314	(336)
Interest rate swap collateral funds	8,500	14,430	(5,930)
Federal Home Loan Bank long-term advances	17,643	12,787	4,856
Total	$48,216	$740,828	$(692,612)
Results of Operations
The information presented within this section excludes discontinued operations. Refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further discussion regarding discontinued operations.
Summary of Results of Operations

	For the Year Ended December 31,		Change
	2023	2022	Amount ($)	Percentage (%)
	(Dollars in thousands)
Interest and dividend income	$796,459	$605,181	$191,278	31.6%
Interest expense	246,050	37,127	208,923	562.7%
Net interest income	550,409	568,054	(17,645)	(3.1)%
Provision for allowance for loan losses	20,052	17,925	2,127	11.9%
Noninterest (loss) income	(237,753)	76,750	(314,503)	(409.8)%
Noninterest expense	418,602	388,649	29,953	7.7%
Income tax (benefit) expense	(63,309)	51,719	(115,028)	(222.4)%
Net (loss) income from continuing operations	$(62,689)	$186,511	$(249,200)	(133.6)%
Comparison of the Years Ended December 31, 2023 and 2022
Interest and Dividend Income
Interest and dividend income increased by $191.3 million, or 31.6%, to $796.5 million during the year ended December 31, 2023 from $605.2 million during the year ended December 31, 2022. The increase was primarily a result of an increase in the yield on average interest-earning assets which increased by 105 basis points compared with the year ended December 31, 2022. Partially offsetting the impact of increased yields was a decrease in the average balance of our interest-earning assets which decreased by $0.8 billion, or 3.8%, to $20.8 billion during the year ended December 31, 2023 compared to $21.6 billion during the year ended December 31, 2022, which was attributable to a decrease in the average balance of securities.
•Interest income on loans increased $176.1 million, or 37.0%, to $652.1 million during the year ended December 31, 2023 from $476.0 million during the year ended December 31, 2022. The increase in interest income on our loans was due to an increase in our yields and an increase in the average balance. The overall yield on our loans increased 95 basis points during the year ended December 31, 2023 in comparison to the year ended December 31, 2022. The increase in yield was primarily due to increases in market rates of interest which resulted in increased yields on variable rate loans which repriced and new loans originated at higher rates of interest. The average balance of our loans increased $1.3 billion, or 10.3%, to $13.8 billion during the year ended December 31, 2023 from $12.5 billion during the year ended December 31, 2022. For further discussion of the change in the balance of loans, refer to the earlier “Loans” discussion within the “Financial Position” within this Item 7.
•Interest income on securities and other short-term investments increased $15.2 million, or 11.8%, to $144.4 million during the year ended December 31, 2023 from $129.1 million during the year ended December 31, 2022. The increase in interest income on our securities and other short-term investments was due to an increase in our yield on such investments. The yield on our securities and short-term investments increased 65 basis points during the year ended December 31, 2023 in comparison to the year ended December 31, 2022, primarily due to an increase in the yield on our cash held at the Federal Reserve Bank of Boston (“FRBB”) from an average of 1.76% during the year ended December 31, 2022 to an average of 5.10% during the year ended December 31, 2023. In addition, our average cash balance at the FRBB increased by $299.7 million, or 73.4%, to $707.7 million during the year ended December 31, 2023 from $408.0 million during the year ended December 31, 2022 which compounded the effect on our interest income of the increase in rates paid by the FRBB. The increase in the average balance of cash held at the FRBB was primarily due to the deposit of proceeds from the sale of AFS securities (discussed earlier) in March 2023. Partially offsetting this increase was a decrease in our overall average securities balance, which decreased $2.1 billion, or 23.3%, to $7.0 billion for the year ended December 31, 2023 from $9.1 billion for the year ended December 31, 2022 primarily due to the sales of AFS securities in March 2023. For additional discussion of the sales, refer to the section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 7.
Interest Expense
Interest expense increased $208.9 million to $246.1 million during the year ended December 31, 2023 from $37.1 million during the year ended December 31, 2022. The overall increase was attributable to increases in both deposit interest expense and borrowings interest expense.
•Interest expense on our interest-bearing deposits increased by $197.5 million to $226.1 million during the year ended December 31, 2023 from $28.6 million during the year ended December 31, 2022. This increase was due to an increase in rates paid on deposits and an increase in the balance of average interest-bearing deposits. Rates paid on interest-bearing deposits increased by 154 basis points to 1.77% during the year ended December 31, 2023 from 0.23% during the year ended December 31, 2022. This was primarily due to our increasing overall deposit rates paid in response to an increase in market rates of interest and heightened industry-wide competition for deposits and an increase in brokered certificates of deposit which generally bear a higher rate of interest compared to other interest-bearing deposits. Average interest-bearing deposits increased $0.4 billion, or 3.1%, to $12.8 billion for the year ended December 31, 2023 from $12.4 billion for the year ended December 31, 2022 as a result of our increasing of rates paid on such deposits as well as purchases of brokered certificates of deposit. During the years ended December 31, 2023 and 2022 our average balance of purchased brokered certificates of deposit amounted to $575.6 million and $26.3 million, respectively.
•Interest expense related to our borrowings increased by $11.5 million to $20.0 million during the year ended December 31, 2023 from $8.5 million during the year ended December 31, 2022. The increase in borrowings interest expense during the year ended December 31, 2023 compared to the year ended December 31, 2022 is attributable to an increase in our utilization of our FHLB borrowing capacity and an increase in rates paid on such borrowings. We increased utilization of our FHLB borrowing capacity in order to support ongoing operations.
Net Interest Income
Net interest income decreased by $17.6 million, or 3.1%, to $550.4 million during the year ended December 31, 2023, from $568.1 million during the year ended December 31, 2022. Net interest income decreased due to an increase in interest expense of $208.9 million, or 562.7%, to $246.1 million during the year ended December 31, 2023 from $37.1 million during the year ended December 31, 2022. Also contributing to the decrease was a decrease in the balance of average net interest-earning assets of $824.4 million, or 3.8%, to $20.8 billion during the year ended December 31, 2023 from $21.6 billion during the year ended December 31, 2022 . Partially offsetting this decrease was an increase in yields on interest-earning assets.

The following chart shows our net interest margin over the past five years:

Net Interest Margin ("NIM")
4.50%
4.00%
3.50%
3.00%
2.50%
2019
2020
2021
2022
2023
NIM

Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.8% for the year ended December 31, 2023, 21.6% for the year ended December 31, 2022 and 21.0% for the year ended December 31, 2021.
Net interest margin increased 4 basis points basis points to 2.73% during the year ended December 31, 2023, from 2.69% during the year ended December 31, 2022. The increase in net interest margin for the year ended December 31, 2023 from the year ended December 31, 2022 was primarily due to an increase in market rates of interest which resulted in an increase in our average yield on interest-earning assets that exceeded the increase in the average cost of interest-bearing liabilities. Also contributing to the increase was a decline in average interest earning assets for the year ended December 31, 2023 compared to the year ended December 31, 2022, which was a driven by the completion of a balance sheet repositioning in March 2023 through the sale of AFS securities
The following tables set forth average balance sheet items, average yields and costs, and certain other information for the periods indicated. All average balances in the table reflect daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, and discounts and premiums that are amortized or accreted to interest income or expense. Average asset and liability balances included in discontinued operations are included in non-interest-earnings assets and liabilities, respectively.

Average Balances, Interest Earned/Paid, & Average Yields/Costs

	As of and for the Year Ended December 31,
	2023			2022			2021
	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1):
Residential	$2,538,588	$90,139	3.55%	$2,064,609	$63,803	3.09%	$1,510,703	$47,143	3.12%
Commercial	9,913,968	491,427	4.96%	9,147,540	366,097	4.00%	7,410,024	288,557	3.89%
Consumer	1,381,745	86,167	6.24%	1,327,417	56,965	4.29%	1,103,042	36,019	3.27%
Total loans	13,834,301	667,733	4.83%	12,539,566	486,865	3.88%	10,023,769	371,719	3.71%
Non-taxable investment securities	197,682	7,279	3.68%	253,651	9,091	3.58%	260,399	9,335	3.58%
Taxable investment securities	6,050,024	101,233	1.67%	8,413,217	118,690	1.41%	4,890,737	58,312	1.19%
Other short-term investments	720,864	37,395	5.19%	420,834	3,271	0.78%	1,514,351	1,886	0.12%
Total interest-earning assets	20,802,871	813,640	3.91%	21,627,268	617,917	2.86%	16,689,256	441,252	2.64%
Non-interest-earning assets	921,622			986,865			1,173,830
Total assets	$21,724,493			$22,614,133			$17,863,086
Interest-bearing liabilities:
Deposits:
Savings accounts	$1,515,713	$217	0.01%	$2,015,651	$209	0.01%	$1,483,271	$230	0.02%
Interest checking accounts	4,070,585	24,235	0.60%	4,890,709	11,675	0.24%	2,866,091	1,997	0.07%
Money market investments	4,918,343	104,002	2.11%	5,057,445	13,479	0.27%	3,870,712	2,342	0.06%
Time accounts	2,303,520	97,621	4.24%	463,261	3,258	0.70%	280,141	598	0.21%
Total interest-bearing deposits	12,808,161	226,075	1.77%	12,427,066	28,621	0.23%	8,500,215	5,167	0.06%
Federal funds purchased	8	—	—%	964	24	2.49%	—	—	—%
Other borrowings	418,876	19,975	4.77%	255,668	8,482	3.32%	26,495	165	0.62%
Total interest-bearing liabilities	13,227,045	246,050	1.86%	12,683,698	37,127	0.29%	8,526,710	5,332	0.06%
Demand accounts	5,404,208			6,647,518			5,547,615
Other noninterest-bearing liabilities	522,239			451,384			364,191
Total liabilities	19,153,492			19,782,600			14,438,516
Shareholders’ equity	2,571,001			2,831,533			3,424,570
Total liabilities and shareholders’ equity	$21,724,493			$22,614,133			$17,863,086
Net interest income - FTE		$567,590			$580,790			$435,920
Net interest rate spread (2)			2.05%			2.57%			2.58%
Net interest-earning assets (3)	$7,575,826			$8,943,570			$8,162,546
Net interest margin - FTE (4)			2.73%			2.69%			2.61%
Average interest-earning assets to interest-bearing liabilities	157.28%			170.51%			195.73%
Return on average assets (5)	1.07%			0.88%			0.87%
Return on average equity (6)	9.03%			7.05%			4.52%
Noninterest expenses to average assets (7)	2.35%			2.08%			2.49%
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
(5)Represents net income, including net income from discontinued operations, divided by average total assets.
(6)Represents net income, including net income from discontinued operations, divided by average equity.
(7)Includes noninterest expenses included in results of discontinued operations. Refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

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
Rate and Volume Analysis

	For the Year Ended December 31, 2023 vs. 2022			For the Year Ended December 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In thousands)
Interest-earning assets:
Loans
Residential	$10,365	$15,971	$26,336	$(462)	$17,122	$16,660
Commercial	92,755	32,575	125,330	8,201	69,339	77,540
Consumer	26,783	2,419	29,202	12,715	8,231	20,946
Total loans	129,903	50,965	180,868	20,454	94,692	115,146
Non-taxable investment securities	243	(2,055)	(1,812)	(2)	(242)	(244)
Taxable investment securities	19,613	(37,070)	(17,457)	12,245	48,133	60,378
Other short-term investments	30,315	3,809	34,124	3,611	(2,226)	1,385
Total interest-earning assets	$180,074	$15,649	$195,723	$36,308	$140,357	$176,665
Interest-bearing liabilities:
Deposits:
Savings accounts	$68	$(60)	$8	$(89)	$68	$(21)
Interest checking accounts	14,813	(2,253)	12,560	7,496	2,182	9,678
Money market investments	90,904	(381)	90,523	10,217	920	11,137
Time accounts	52,706	41,657	94,363	2,070	590	2,660
Total interest-bearing deposits	158,491	38,963	197,454	19,694	3,760	23,454
Federal funds purchased	(12)	(12)	(24)	—	24	24
Other borrowings	4,673	6,820	11,493	2,773	5,544	8,317
Total interest-bearing liabilities	163,152	45,771	208,923	22,467	9,328	31,795
Change in net interest income	$16,922	$(30,122)	$(13,200)	$13,841	$131,029	$144,870
The following chart shows the composition of our yearly average interest-earning assets for the past five years:

Average Interest-Earning Assets
$25,000,000
$20,000,000
$15,000,000
$10,000,000
$5,000,000
$—
(in thousands)
2019
2020
2021
2022
2023
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded a provision for allowance for loan losses of $20.1 million for the year ended December 31, 2023, compared to a provision of $17.9 million for the year ended December 31, 2022. Management determined a provision to be necessary primarily due to increased loan balances and higher reserve rates relative to an increase in non-performing commercial real estate loans, which were reserved for on a specific reserve basis. The increase in our non-performing commercial real estate loans was primarily attributable to several commercial real estate loans, which are collateralized by properties in the investor office risk segment and retail risk segment, transitioning to non-accrual during the year ended December 31, 2023.
Management’s estimate of our allowance for loan losses as of December 31, 2023 and the provision for loan losses for the year ended December 31, 2023, was supported, in part, by Oxford Economics’ December 2023 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will continue slow at the start of 2024 following a decline in gross domestic product (“GDP”) in the fourth quarter of 2023, as growth in various metrics continues to slow but little to no contraction in the first quarter of 2024. This forecast reflects the impact of positive consumer spending despite lower income growth. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included an unemployment rate that remained low and a decrease in GDP. Further, the forecast assumed the FOMC will not begin to reduce the federal funds rate until late 2024 following an extended period of below-trend growth and further softening in the labor market conditions. Although the core consumer price index declined in 2023 from the prior year, inflation is expected to remain slightly above the FOMC’s 2% target through 2024. For additional discussion of our allowance for credit losses measurement methodology, see Note 2, “Summary of Significant Accounting Policies” and Note 4, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. For discussion of our previous methodology for estimating the allowance for loan losses, refer to Note 4, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience a decline in GDP in 2024 of 0.7%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $12.3 million as of December 31, 2023. The upside scenario assumed GDP growth of 2.5% in 2024 along with sustained recovery. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $6.3 million as of December 31, 2023.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest (Loss) Income

	For the Year Ended December 31,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$28,631	$30,392	$(1,761)	(5.8)%
Trust and investment advisory fees	24,264	23,593	671	2.8%
Debit card processing fees	13,469	12,644	825	6.5%
Interest rate swap income	1,536	6,009	(4,473)	(74.4)%
Income (losses) from investments held in rabbi trusts	9,305	(10,762)	20,067	(186.5)%
Losses on sales of commercial and industrial loans	(2,738)	—	(2,738)	100.0%
(Losses) gains on sales of mortgage loans held for sale, net	(507)	248	(755)	(304.4)%
Losses on sales of securities available for sale, net	(333,170)	(3,157)	(330,013)	10,453.4%
Other	21,457	17,783	3,674	20.7%
Total noninterest (loss) income	$(237,753)	$76,750	$(314,503)	(409.8)%
Noninterest income decreased $314.5 million, to a net loss of $237.8 million for the year ended December 31, 2023 from income of $76.8 million for the year ended December 31, 2022. This decrease was primarily due to a $330.0 million increase in losses on sales of securities available for sale, a $4.5 million decrease in interest rate swap income, and losses on sales of commercial and industrial loans of $2.7 million. These items were partially offset by an $20.1 million increase in income from investments held in rabbi trusts, and an $3.7 million increase in other noninterest income.
•Losses on sales of securities available for sale, net, increased by $330.0 million to $333.2 million for the year ended December 31, 2023 from $3.2 million for the year ended December 31, 2022 due to a balance sheet repositioning which was completed in March 2023 and included the sale of certain available for sale securities. Refer to the section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” within this Item 7 for additional discussion of such sales.
•Interest rate swap income decreased primarily as a result of a less favorable mark-to-market adjustment during the year ended December 31, 2023 compared to the year ended December 31, 2022.
•We realized a loss on sale of commercial and industrial loans of $2.7 million during the year ended December 31, 2023. Management made the decision to sell a portion of our commercial and industrial loans included in the SNC Program in order to fund new loan originations and to provide additional liquidity to support ongoing operations. No commercial loans were sold during the year ended December 31, 2022. For additional discussion, refer to Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
•Income from investments held in rabbi trusts increased primarily as a result of a favorable mark-to-market adjustment on equity securities held in these accounts for the year ended December 31, 2023 resulting from an increase in the market value of equity securities held in the rabbi trusts as compared to an unfavorable mark-to-market adjustment for the year ended December 31, 2022.
•Other noninterest income increased primarily as a result of an increase in FHLB dividend income during the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily due to an increase in the average balance of FHLB stock from $15.4 million during the year ended December 31, 2022 to $21.0 million during the year ended December 31, 2023, as well as the FHLB’s overall increases in dividends. Also contributing to the increase in noninterest income was an increase in commercial loan fee income, net of deferrals, which increased to $2.0 million as a result of increased commercial loan origination volume during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	For the Year Ended December 31,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$253,037	$233,097	$19,940	8.6%
Office occupancy and equipment	35,992	37,445	(1,453)	(3.9)%
Data processing	55,308	52,938	2,370	4.5%
Professional services	17,385	15,805	1,580	10.0%
Marketing	7,592	9,294	(1,702)	(18.3)%
Loan expenses	4,466	6,384	(1,918)	(30.0)%
FDIC insurance	21,874	6,250	15,624	250.0%
Amortization of core deposit intangible asset	1,804	1,198	606	50.6%
Other	21,144	26,238	(5,094)	(19.4)%
Total noninterest expense	$418,602	$388,649	$29,953	7.7%
Noninterest expense increased by $30.0 million, or 7.7%, to $418.6 million during the year ended December 31, 2023 from $388.6 million during the year ended December 31, 2022. The overall increase was primarily due to an $19.9 million increase in salaries and employee benefits and a $15.6 million increase in FDIC insurance expense. Partially offsetting these increases were a $5.1 million decrease in other noninterest expenses and a $1.9 million decrease in loan expenses.
•Salaries and employee benefits increased primarily due to an $8.9 million increase in benefit expense related to our defined contribution supplemental executive retirement plan (“DC SERP”). Participant benefits are adjusted based upon deemed investment performance. Accordingly, such investments experienced an increase in value during the year ended December 31, 2023 resulting in a corresponding increase in the related benefit expense. Also contributing to the increase was an increase of $6.8 million in salaries and wages expense, which was primarily due to costs of living salary and wage increases and the addition of new employees. Also contributing to the increase in salaries and employee benefits was an increase in the legacy long-term cash-based incentive plan compensation expense as well as an increase in the restricted stock award expense. Expense related to the long-term cash-based incentive plan increased to a net expense during the year ended December 31, 2023 compared to a net credit (reduction of expense) during the year ended December 31, 2022, resulting from an increase in certain metrics to which the awards are tied during the year ended December 31, 2023 in contrast with a decrease in such metrics during year ended December 31, 2022. Restricted stock award expense increased $5.5 million due to incremental expense recognized in relation to restricted stock units and restricted stock awards granted in December 2022 and during the first and second quarters of 2023. Partially offsetting these items was a decrease of $4.1 million in the pension service cost, which was primarily driven by a change in the mix of employees which reduced the present value of benefits based upon salary growth levels in comparison to the year ended December 31, 2022.
•FDIC insurance expenses increased $15.6 million primarily due to the FDIC’s special assessment which we accrued for in the fourth quarter of 2023 following the finalization of the rule. Refer to the section titled “Outlook and Trends” within this Item 7 for additional discussion of the FDIC’s special assessment.
•Other noninterest expenses decreased primarily due to a $2.8 million decrease in post-retirement bank-owned life insurance expense which was primarily caused by an increase in the discount rate used to determine the liability related to our split-dollar life insurance policies. This increase in the discount rate resulted in a decrease in the expense associated with such liabilities. Also contributing to this decrease was a $1.6 million decrease in other pension expense. This is primarily due to a greater return than expected on plan assets in our Defined Benefit Plan. For further discussion on the Company’s Defined Benefit Plan refer to Note 15, “Employee Benefits” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. Also contributing to this decrease was a $1.1 million decrease in the provision for credit losses on off balance sheet exposures, which was primarily due to a reduction in reserve rates.
•Loan expenses decreased primarily due to a decrease in the volume of consumer home equity line of credit (“HELOC”) applications received during the year ended December 31, 2023 compared to during the year ended December 31, 2022. We had marketed our HELOC products during the first three quarters of 2022, which led to increased volume during that period. We ceased our HELOC promotion in the fourth quarter of 2022 which led to a subsequent decline in the volume of HELOC applications received.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision included in continuing operations and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Combined federal and state income tax provisions	$(63,309)	$51,719
Effective income tax rates	50.2%	21.7%
Blended statutory tax rate	28.2%	28.1%
Income tax expense decreased by $115.0 million to a benefit of $63.3 million in the year ended December 31, 2023 from a provision of $51.7 million in the year ended December 31, 2022. The decrease in income tax expense, which resulted in a tax benefit for the year ended December 31, 2023, was primarily due to lower income before income tax expense, which was a net loss during the year ended December 31, 2023, as a consequence of losses realized on sales of available for sale securities in the first quarter of 2023. For additional information related to the Company’s income taxes see Note 12, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
While our significant accounting policies are discussed in detail in Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
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
For further discussion of management’s economic forecast assumptions and our sensitivity analysis of the allowance for loan losses as of December 31, 2023, refer to the earlier “Provision for Loan Losses” discussion within the “Results of Operations” within this Item 7. For additional information on our allowance for loan losses, refer to Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Goodwill. Acquisitions of businesses are accounted for using the acquisition method of accounting. Accordingly, the net assets of the companies acquired are recorded at their fair values at the date of acquisition. Goodwill represents the excess of purchase price over the fair value of net assets acquired.
We evaluate goodwill for impairment at least annually, which we performed as of September 30, 2023, using a quantitative impairment approach. An assessment is also performed to the extent relevant events and/or circumstances occur which may indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The quantitative impairment test compares the book value to the fair value of each reporting unit. If the book value exceeds the fair value, an impairment is charged to net income. As of December 31, 2023, management identified one reporting unit for purposes of testing goodwill for impairment: the banking business.
We performed our annual assessment of impairment for the banking business as of September 30, 2023. The assessment included a comparison of the banking business’ book value to the implied fair value using a pricing multiple of our tangible book value as well as a comparison of the banking business’ book value to its estimated fair value based upon its discounted cash flows. The assessment also included a market capitalization analysis. Based upon the assessment, we determined there was no impairment of our goodwill as of September 30, 2023.
Significant management judgment is necessary in the determination of the fair value of a reporting unit as the income approach (comparison of the business’ book value to its discounted cash flows) requires an estimation of future cash flows, considering after-tax results of operations, the extent and timing of credit losses, and appropriate discount and capital retention rates. The determination of fair value is a highly subjective process, and actual future cash flows may differ from forecasted results.
Our discount rate was based upon the estimated cost of equity under the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, size premium, company specific premium and beta specific to a particular reporting unit.
For additional information on our goodwill and other intangibles, refer to Note 7, “Goodwill and Core Deposit Intangible Asset” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Income Taxes. We account for income taxes by establishing deferred tax assets and liabilities for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates. We make significant judgments regarding the amount and timing of recognition of deferred tax assets and liabilities. This requires subjective projections of future taxable income resulting from interest on loans and securities, as well as noninterest income. A valuation allowance is established if it is considered more-likely-than-not that all or a portion of the deferred tax assets will not be realized. Interest and penalties paid on the underpayment of income taxes are classified as income tax expense.
We periodically evaluate the potential uncertainty of our tax positions as to whether it is more-likely-than-not its position would be upheld upon examination by the appropriate taxing authority. The tax position is measured at the largest amount of benefit that we believe is greater than 50% likely of being realized upon settlement.
For additional information on our income taxes, refer to Note 12, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Pension and other Post Retirement Benefit Plans. For information regarding our pension and other postretirement benefit plans including our pension contributions, investment strategies, assumptions, the change in benefit obligation and related plan assets, pension funding requirements and future net benefit payments, refer to Note 2, “Summary of Significant Accounting Policies” and Note 15, “Employee Benefits” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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

In November 2023, an investment policy study was completed for the Defined Benefit Plan. As a result of the study, it was determined that the weighted-average long-term rate of return on assets of 7.50% was reasonable as of December 31, 2023.
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
For our Defined Benefit Plan and the Non-Qualified Benefit Equalization Plan, the interest rates used to convert annuities to the actuarial equivalent lump sum amounts were selected based on the applicable segment rates under Internal Revenue Code Section 417(e) for the plan year beginning on November 1, 2023.
The Society of Actuaries (“SOA”) most recently issued mortality improvement tables during the year ended December 31, 2021. We reviewed our recent mortality experience and we determined our current mortality assumptions were appropriate to measure our pension plan obligations as of December 31, 2023.
Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to pension expense over future periods. The unamortized pre-tax actuarial loss on all of our pension plans was $69.7 million and $99.0 million at December 31, 2023 and December 31, 2022, respectively. The year-over-year change was primarily due to an increase in plan assets and an increase in lump sum conversion rates, partially offset by a decrease in discount rate assumptions used for determining the benefit obligation.
The overfunded status of all of our pension plans improved during the year ended December 31, 2023 to $69.0 million from $56.8 million primarily due to: (i) actual pension plan investment returns less than expected of $33.7 million; (ii) the favorable effect of an increase in lump sum conversion rates of $5.8 million; and (iii) changes in other actuarial assumptions and demographic data updates; partially offset by (iv) the unfavorable effect of a decrease in discount rates of $7.7 million.
The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant:

	Effect on 2023 Pension Expense	Effect on December 31, 2023 Pension Benefit Obligation
	(in thousands)
25 basis point decrease in discount rate	$539	$9,376
25 basis point increase in discount rate	(519)	(8,974)
25 basis point decrease in expected rate of return on plan assets	1,005	N/A
25 basis point increase in expected rate of return on plan assets	(1,005)	N/A
25 basis point decrease in lump sum conversion rates	494	3,032
25 basis point increase in lump sum conversion rates	(472)	(2,906)
Recent Accounting Pronouncements
Relevant standards that we adopted during the year ended December 31, 2023:
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update modifies how an acquiring entity measures contract assets and contract liabilities of an acquiree in a business combination in accordance with Topic 606. The amendments in this update require the acquiring entity in a business combination to account for revenue contracts as if they had originated the contract and assess how the acquiree accounted for the contract under Topic 606. ASU 2021-08 improves comparability of recognition and measurement of revenue contracts with customers both before and after a business combination. For public business entities, the amendments in this update were effective for fiscal years beginning after December 15, 2022. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments with early adoption permitted. On January 1, 2023, we adopted this standard on a prospective basis. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments–Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The amendments in this update eliminate the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amend the guidance on vintage disclosures, referenced in ASC 326-20-50, to require disclosure of current-period gross write-offs by year of origination. This update supersedes the existing accounting guidance for TDRs in ASC 310-40 in its entirety and requires entities to evaluate all receivable modifications under existing accounting guidance in ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan. In addition to the elimination of TDR accounting guidance, entities that adopt this update will no longer consider renewals, modifications and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses. Further, if an entity employs a discounted cash flow method to calculate the allowance for credit losses, it will be required to use a post-modification-derived effective interest rate as part of its calculation. This update also requires new disclosures for receivables for which there has been a modification in their contractual cash flows resulting from borrowers experiencing financial difficulties. For public business entities, the amendments in this update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities may elect to apply the updated guidance on TDR recognition and measurement by using a modified retrospective transition method. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. On January 1, 2023, we adopted this standard using the modified retrospective method with respect to the updated guidance on TDR recognition and measurement and the prospective approach with regard to the TDR and vintage disclosures. Accordingly, we recorded a cumulative-effect adjustment to retained earnings as of January 1, 2023. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
Relevant standards that were recently issued but which we had not yet adopted as of December 31, 2023:
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

Under existing accounting standards, the proportional amortization method is allowable only for equity investments in low-income-housing tax credit structures. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). Updates made by ASU 2023-02 allow a reporting entity to make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis. We had previously made an accounting policy election to account for our investments in low-income-housing tax credit investments using the proportional amortization method. This election was made upon our adoption of ASU 2014-01, Investments–Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which introduced the option to apply proportional amortization to low-income-housing tax credit investments. For public business entities, the amendments in ASU 2023-02 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in an interim period. On January 1, 2024, we adopted this standard using the modified retrospective method. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements–Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this update modify the disclosure or presentation requirements for a variety of topics in the codification. Certain amendments represent clarifications to or technical corrections of the current requirements. The following is a summary of the topics included in the update and which pertain to us:
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update:
1.Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”).
2.Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss.
3.Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting in interim periods.
4.Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (“GAAP”), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources.
5.Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
6.Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280.
For public business entities, the amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and adoption is required to be done on a retrospective basis. We expect the adoption of this standard will not have a material impact on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to improve income tax disclosure requirements, primarily through enhanced disclosures related to the existing requirements to disclose a rate reconciliation, income taxes paid and certain other required disclosures. Specifically, the amendments in this update:
1.Require that a public entity disclose, on an annual basis: (1) specific categories in the rate reconciliation and (2) additional information for reconciling items that meet a quantitative threshold. The update requires disclosure of such reconciling items according to requirements indicated in the update.
2.Require that all entities disclose certain disaggregated information regarding income taxes paid.
3.Require that all entities disclose certain disaggregated information regarding income tax expense.
4.Eliminate the requirement to: (1) disclose the nature and estimate of the range of reasonably possible changes in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made.
5.Remove the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures.
For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Adoption should be done on a prospective basis and retrospective application is permitted.
Management of Market Risk
General. Market risk is the sensitivity of the net present value of assets and liabilities and/or income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. Interest rate sensitivity is the most significant market risk to which we are exposed. Interest rate risk is the sensitivity of the net present value of assets and liabilities and/or income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of income. Interest rate risk arises directly from our core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of assets and liabilities, as well as other aspects of our business.
Governance. The primary goal of interest rate risk management is to attempt to control this risk within policy limits approved by the Risk Management Committee of our Board of Directors, and within the Risk Appetite Statement formally adopted by the Board of Directors and described further below.
These limits reflect our tolerance for interest rate risk over both short-term and long-term horizons, are designed to encompass market rate shocks that would take place with both gradual and immediate effect and encompass a range of scenarios from mild to extreme market shocks. More specifically, and as further described below, our policy limits govern:
•The maximum amount of acceptable earnings loss due to market risk in year one of a two-year earnings simulation, determined by net interest income analysis;
•The maximum amount of acceptable earnings loss due to market risk in year two of a two-year earnings simulation, determined by net interest income analysis;
•The maximum amount of acceptable decline in the present value of equity due to market risk, determined by economic value of equity analysis;
•The maximum acceptable size of the investment portfolio relative to total assets;
•Concentration limits on investment asset types to ensure appropriate portfolio diversification;
•Maximum maturity and weighted average life per security at time of purchase in both a base case and a shocked rate scenario to measure extension risk;
•The maximum acceptable duration of the investment and hedging derivatives portfolio; and
•Guidelines on accounting classification of securities including held for trading, available for sale and held to maturity.
Policy limits are tested quarterly, and the results are reported to the Asset and Liability Management Committee (“ALCO”) and to the Risk Management Committee of the Board of Directors (“RMC”). RMC advises the Board of Directors with respect to the adequacy of capital allocated based on the level of risk as well as risk issues that could impact liquidity and/

or capital adequacy. From time to time, we expect we will exceed policy limits, in which case we may seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. A remediation plan will be presented to ALCO, Enterprise Risk Management Committee (“ERMC”) and RMC that carefully outlines the proposed corrective action.
We attempt to manage interest rate risk by identifying, quantifying, and where appropriate, hedging our exposure to market risk. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. Our objective is to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary and within limits that management determines to be prudent, through the use of off-balance sheet hedging instruments including, but not limited to, interest rate swaps, floors and caps.
Our asset-liability management strategy is devised and monitored by our ALCO, a subcommittee of the ERMC, in accordance with policies approved by the RMC. ALCO operates under a charter developed and approved by the ERMC. ALCO meets at least monthly, or more frequently as needed, to review, among other things, our sensitivity to interest rate changes, loan pricing and activity, investment activity and strategy, hedging strategies, deposit pricing and funding strategies with respect to overall balance sheet composition, as well as earnings simulations over multiple years. ALCO may meet more frequently if there are changes in the economic environment, such as rapid increases or decreases in interest rates due to or as a result of exogenous or unknown factors so that ALCO can make any necessary strategic adjustments to ensure risk is well-managed. ALCO’s membership is comprised of executive management of the Company, and representatives from various lines of business are in regular attendance, including representation from Enterprise Risk Management (“ERM”). ALCO reports regularly to RMC on these risks and objectives with independent oversight and reporting from our Financial and Model Risk Management group within ERM.
As a company offering banking and other financial services, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. In its oversight of our risk management framework, the Board of Directors has adopted a formal Risk Appetite Statement (“RAS”) which defines the aggregate level of risk and the types of risk the Company is willing to assume to achieve its corporate strategy and objectives. The Board ensures that approved policy limits, as described further above, conform to stated risk appetite. The Board monitors, on at least a quarterly basis, a set of key risk metrics, including those, but not limited to those, pertaining to market risk. Monitoring these metrics ensures that management is operating within the Board’s stated risk appetite, can help to identify trends in risk profile or emerging risks over time, and where applicable, determine where adjustments may be required to business strategy or tactics. Within our risk management framework, the functional responsibilities of risk management are divided into a tiered model, involving three lines of defense:
1.The Finance Department to which primary market risk ownership belongs including monitoring and tracking of risk, model development and maintenance, and execution of strategy and tactics to mitigate market risk;
2.The ERM Department which conducts independent risk and controls assessments to ensure appropriate risk identification, management, and reporting. The Model Risk Management group (“MRM”) within ERM is responsible for independent oversight of models used to measure market risk, including model and assumption implementation, development, and conceptual soundness; and
3.The Internal Audit Department which independently assesses the operating effectiveness of the first- and second-line processes and controls.

Comments on Recent Developments. As noted in the earlier section titled “Outlook and Trends” and the later section titled “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” in this Item 7, we completed a balance sheet repositioning during the first quarter of 2023 by selling a portion of our AFS investment securities portfolio for total proceeds of $1.9 billion. Such securities were lower-yielding U.S. Agency bonds and government-sponsored residential and commercial mortgage-backed securities which were purchased when interest rates were historically low. In addition, as noted in the earlier section titled “Outlook and Trends” within this Item 2, we completed the sale of our insurance agency business in the fourth quarter of 2023 for net proceeds at closing of $498.1 million. Prior to the sales of securities and of our insurance agency business, we placed greater reliance on wholesale funding, including brokered deposits, to meet our loan-growth needs. Wholesale funding generally has a higher cost than deposits originating within the markets we serve and are not our preferred sources of funding. Subsequent to such sales, a portion of the proceeds of which were used to reduce our wholesale funding balances, our reliance on such funding sources is lessened as we believe we have a stronger liquidity position.
As noted in the earlier section titled “Outlook and Trends” within this Item 7, beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. Our market risk management framework is designed for the potential for such rapid changes in interest rates, by establishing policy limits on such rapid shocks and periodically back-testing modeled to actual results. Back-testing of top-line results as well as key assumptions is performed against established thresholds as part of our ongoing monitoring governance of our models, and results are reported to ALCO and MRM. Should back-testing results exceed established performance thresholds, the model and underlying assumptions will be reviewed for recalibration.
Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through a net interest income (“NII”) model. We model our NII over a 12-month and 24-month period assuming no changes in interest rates and a static balance sheet, where cash flows from financial assets and liabilities are replaced with new business of similar terms at current rates. The impact of our interest rate derivatives designated as hedging instruments are included in the model results. We then model NII for the same period under the assumption that market rates increase and decrease instantaneously by certain basis point increments, which vary by period depending upon market conditions, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column in the table below.
Many assumptions are made in the modeling process for both NII and economic value of equity (“EVE”, discussed further below), including but not limited to the repricing and maturity characteristics of existing and new business, loan and security prepayments, administered deposit rate betas, duration of deposits without stated maturity dates, and other option risks. Management believes these assumptions to be reasonable for the various interest rate environments modeled. However, differences in actual results from these assumptions could change our exposure to interest rate risk. The models assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Additionally, the model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates. We do not model negative interest rate scenarios.
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

The tables below set forth, as of December 31, 2023 and 2022, the calculation of the estimated changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of December 31, 2023
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level	Policy Limit
	(Dollars in thousands)
400	$541,166	(6.1)%	(20)%
200	559,901	(2.9)%	(12)%
100	568,281	(1.4)%	(10)%
Flat	576,482	—%	—%
(100)	582,014	1.0%	(10)%
(200)	584,105	1.3%	(12)%
(400)	574,352	(0.4)%	(20)%

	As of December 31, 2022
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level	Policy Limit
	(Dollars in thousands)
400	$528,247	(8.4)%	(20)%
300	539,739	(6.4)%	(16)%
200	552,231	(4.2)%	(12)%
Flat	576,477	—%	—%
(100)	585,728	1.6%	(10)%
(200)	586,771	1.8%	(12)%
(1)Assumes an immediate uniform change in interest rates at all maturities.
As of December 31, 2023, our model, as indicated above, shows a decline in our net interest income in rising rate scenarios. In the rising rate scenarios, funding costs are modeled to rise faster than income on earning assets, due, in part, to the mix of funding which has shifted towards higher rate paying deposits. As shown in the table above, the model generated similar results as of December 31, 2022. That is, the model showed a decline in our net interest income in the rising rate scenarios as funding costs were modeled to rise faster than income on earning assets, due, in part, to the shift in our mix of funding. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period. As such, we did not previously model an instantaneous 400 basis point decrease in interest rates at December 31, 2022 given the lower level of interest rates compared to December 31, 2023.
Management may use investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. Hedging strategies such as, for example, receive-fixed and pay-fixed swaps, interest rate caps, floors, or collars, may be used to protect against benchmark interest rates either rising or falling. The type of derivatives we primarily use to hedge market risk are interest rate swap agreements designated as cash flow hedging instruments. When the Federal Reserve began raising interest rates in March of 2022 from very low levels, management began evaluating a derivative strategy designed to limit our exposure to downward rate scenarios. In 2022, management executed a total of $2.4 billion in notional value of receive-fixed interest rate swap agreements on floating-rate loans. These swaps are designated as cash flow hedges and management believes these derivatives provide significant protection against falling interest rates. These receive-fixed swaps constitute the entirety of our current hedge portfolio. Management may, from time to time, due to actual or projected changes in market rates or our risk exposure, evaluate other hedging strategies, although we believe our current Net Interest Income and Economic Value of Equity simulation analyses support maintaining the current derivatives strategy. For additional information related to our interest rate derivative financial instruments, see Note 18, “Derivative Financial Instruments” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition in interest rates through our economic value of equity (“EVE”) model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates. The impact of our interest rate derivatives designated as hedging instruments are included in the model results.
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at December 31, 2023 and (+200, +300, +400 basis points and -100, -200 basis points) at December 31, 2022. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines and by affecting the amount of unrealized gains and losses from securities held in rabbi trusts, the latter of which are partially offset by a corresponding but opposite impact to the amount of employee benefit expense associated with the change in value of plan assets.
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)	Estimated EVE (2)	As of December 31, 2023			EVE as a Percentage of Total Assets (3)
		Estimated Increase (Decrease) in EVE from Level
		Amount	Percent	Policy Limit
	(Dollars in thousands)
400	$3,406,402	$(712,648)	(17.3)%	(30)%	18.76%
200	3,709,501	(409,549)	(9.9)%	(20)%	19.37%
100	3,890,531	(228,519)	(5.5)%	N/A	19.73%
Flat	4,119,050	—	—	—	20.22%
(100)	4,339,006	219,956	5.3%	N/A	20.62%
(200)	4,498,088	379,038	9.2%	(20)%	20.73%
(400)	4,660,358	541,308	13.1%	(30)%	20.34%

Change in Interest Rate (basis points) (1)	Estimated EVE (2)	As of December 31, 2022			EVE as a Percentage of Total Assets (3)
		Estimated Increase (Decrease) in EVE from Level
		Amount ($)	Percent (%)	Policy Limit
	(Dollars in thousands)
400	$3,691,963	$(691,696)	(15.8)%	(30)%	18.48%
300	3,834,512	(549,147)	(12.5)%	(25)%	18.72%
200	4,007,265	(376,394)	(8.6)%	(20)%	19.04%
Flat	4,383,659	—	—	—	19.66%
(100)	4,527,743	144,084	3.3%	N/A	19.74%
(200)	4,620,994	237,335	5.4%	(20)%	19.61%
(1)Assumes an immediate uniform change in interest rates at all maturities.
(2)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)Total assets is the net present value of expected future cash flows.
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
At December 31, 2023, we had $693.1 million of cash and cash equivalents, an increase of $523.6 million from $169.5 million at December 31, 2022. The increase in cash levels was due primarily to a decrease of $2.3 billion in AFS securities from $6.7 billion at December 31, 2022 to $4.4 billion at December 31, 2023. In March 2023, we completed a balance sheet repositioning by selling lower yielding AFS securities. The sale allowed us to redeploy the proceeds in the current higher interest rate environment through increased cash levels and loan fundings, and the reduction of wholesale borrowings. The increased cash levels following our balance sheet repositioning provided strong balance sheet liquidity to support the needs of our depositors as part of our liquidity contingency planning during the uncertain environment created by the bank failures in the months of March and May 2023. Advances from the FHLBB were also used to support ongoing operations and totaled $17.7 million and $704.1 million at December 31, 2023 and 2022, respectively. Such advances were reduced at December 31, 2023 following the sale of our insurance agency business as the net proceeds from the sale at closing of $498.1 million were primarily used to paydown our FHLBB borrowings.
We participate in the IntraFi Network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At both December 31, 2023 and 2022, we had no IntraFi Network one-way sell deposits. At December 31, 2023 and December 31, 2022, we had repurchased $1.3 billion and $0.7 billion, respectively, of previously sold reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At December 31, 2023, we had $17.7 million in outstanding advances and the ability to borrow up to an additional $2.9 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At December 31, 2023, we had a $2.4 billion collateralized line of credit from the Federal Reserve Bank of Boston through the Bank Term Funding Program (“BTFP”). The BTFP was created by the Federal Reserve in March 2023. On January 24, 2024, the Federal Reserve Board announced the BTFP will cease making new loans as scheduled on March 11, 2024. Following expiration of the BTFP, management expects to pledge the existing BTFP collateral to the Federal Reserve Discount Window. At December 31, 2023, we had the ability to borrow up to $775.9 million from the Federal Reserve Bank of Boston Discount Window. In addition, we were able to acquire brokered deposits at our discretion to raise additional funds. At December 31, 2023, we had $50.0 million in brokered certificates of deposit. At December 31, 2023, cash and cash equivalents were $693.1 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $6.1 billion, providing total liquidity sources of $6.8 billion. These liquidity sources provided 123% coverage of all customer uninsured and uncollateralized deposits, which totaled $5.5 billion, or 31% of total deposits, as of December 31, 2023. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” within this Item 7.

Sources of Liquidity

	As of December 31,
	2023		2022
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi Network reciprocal deposits	$1,309,816	$—	$664,971	$—
Brokered certificates of deposit (1)	50,000	—	928,648	—
Federal Home Loan Bank (2)	17,738	2,865,582	704,084	1,976,166
Federal Reserve Bank of Boston - Bank Term Funding Program (3)	—	2,449,438	—	—
Federal Reserve Bank of Boston - Discount Window (4)	—	775,869	—	538,894
Total	$1,377,554	$6,090,889	$2,297,703	$2,515,060
(1)The additional borrowing capacity has not been assessed for this category.
(2)As of December 31, 2023 and 2022, loans have been pledged to the FHLBB with a carrying value of $4.6 billion and $3.9 billion, respectively, to secure our total borrowing capacity.
(3)Securities with a carrying value of $2.4 billion at December 31, 2023 have been pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program, resulting in this additional unused borrowing capacity.
(4)Loans with a carrying value of $1.1 billion at both December 31, 2023 and 2022 and securities with a carrying value of $168.8 million at December 31, 2023 were pledged to the Discount Window, resulting in this additional borrowing capacity. No securities were pledged to the Discount Window at December 31, 2022.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At December 31, 2023 and 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. For additional information regarding our regulatory capital requirements, refer to Note 14, “Minimum Regulatory Capital Requirements” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
The following table summarizes our short-term (e.g. maturity of one year or less) and long-term (e.g. maturity of greater than one year) contractual obligations, other commitments and contingencies at December 31, 2023.

	One Year or Less	After One Year	Total
	(In thousands)
Commitments to extend credit (1)	$1,002,351	$5,025,005	$6,027,356
Standby letters of credit	48,921	9,711	58,632
Operating lease obligations	12,160	44,148	56,308
FHLB advances	95	17,643	17,738
Forward commitments to sell loans	9,198	—	9,198
Total	$1,072,725	$5,096,507	$6,169,232
(1)Unused commitments that are deemed to be unconditionally cancellable are included in the less than one year category in the above table. Commitments to extend credit was comprised of $3.7 billion of commitments under commercial loans and lines of credit (including $826.2 million of unadvanced portions of construction loans), $2.1 billion of commitments under home equity loans and lines of credit, $201.3 million in overdraft coverage commitments, $5.1 million of unfunded commitments related to residential real estate loans and $60.1 million in other consumer loans and lines of credit as of December 31, 2023.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is included in Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management of Market Risk.”

ITEM 8. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastern Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastern Bankshares, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report February 26, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses

Description of the matter
The Company’s loan portfolio totaled $13.9 billion as of December 31, 2023. As of December 31, 2023, management established an allowance for loan losses of $149 million. As described in Note 2 and Note 4 to the consolidated financial statements, the Company uses its allowance methodology to systematically estimate the amount of expected lifetime losses in the loan portfolio. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model based on management’s determination of a loan’s probability of default, loss given default and exposure at default, which are derived from the Company’s historical loss experience, industry loss experience and other factors, adjusted for economic forecasts. The quantitative model is combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output.

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

We tested management’s quantitative model including evaluating the model validation procedures performed over conceptual soundness of model methodology, and with the assistance of EY Specialists, we assessed model governance policies and procedures, as well as the conceptual soundness of the Company’s qualitative factor framework utilized in determining the overall allowance for loan losses.

To test the qualitative risk factors, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate. We tested the completeness, accuracy and relevance of the underlying data used to estimate the qualitative adjustments. We evaluated whether qualitative adjustments were reasonable based on changes in economic conditions, the loan portfolio, management’s policies and procedures, external legal and regulatory factors, and lending personnel. We tested whether management’s final qualitative factor weighting was consistent with the external and internal evidence obtained. Further, we performed an independent test over the existence of potential new or contrary information relating to risks impacting the qualitative adjustments to validate that management’s considerations were appropriate. Additionally, we performed an analysis examining quarter-over-quarter changes to the Company’s qualitative factor adjustments to test reasonableness and timing of changes to the Company’s qualitative factors.

Goodwill Impairment Assessment of the Company's Reporting Business Reporting Unit

Description of the matter
The Company’s Goodwill related to the banking business reporting unit totaled $566.2 million as of December 31, 2023. As of December 31, 2023, management determined that goodwill of the banking business reporting unit was not impaired. As described in Note 2 and Note 7 to the consolidated financial statements, the Company evaluates goodwill for impairment at least annually, as of September 30, or more often if warranted, using a quantitative impairment approach. The quantitative impairment test compares the book value of equity for each reporting unit to the fair value of each reporting unit. If the book value exceeds the fair value, an impairment is charged to net income. Specifically, the Company’s annual assessment performed as of September 30, 2023 included a comparison of the banking business’ book value to the implied fair value using an average of the income and market approaches. The Company performed a qualitative assessment as of December 31, 2023 to update their goodwill impairment assessment of the banking business.

Auditing the Company’s goodwill impairment assessment of the banking business unit was complex due to the significant estimation involved in determining the fair value of the business unit. In particular, the fair value was sensitive to certain assumptions used by management to develop the projected financial information used in the income approach, including the terminal forecasted net interest income assumption.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process, which included, among others, controls over the appropriateness of the methodology, management’s evaluation and oversight of external specialists, and management’s identification and review of significant assumptions utilized in the quantitative impairment test.

With the assistance of EY Specialists we tested management’s quantitative impairment assessment including evaluating the impairment methodology, performing a sensitivity analysis to identify significant assumptions, independently testing a selection of significant assumptions used in the model, and independently testing the completeness and accuracy of the Company’s fair value determination utilized in the goodwill impairment test. Additionally, for both the annual impairment test as of September 30, 2023 and the qualitative impairment assessment performed as of December 31, 2023, we have compared the significant assumptions used by management to recent financial performance, the company's peer group and economic trends.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Boston, Massachusetts
February 26, 2024

EASTERN BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except per share data)	2023	2022
ASSETS
Cash and due from banks	$87,233	$106,040
Short-term investments	605,843	63,465
Cash and cash equivalents	693,076	169,505
Securities:
Available for sale (amortized cost $5,161,904 and $7,825,435, respectively)	4,407,521	6,690,778
Held to maturity (fair value $404,822 and $423,226, respectively)	449,721	476,647
Total securities	4,857,242	7,167,425
Loans held for sale	1,124	4,543
Loans:
Commercial and industrial	3,034,068	3,150,946
Commercial real estate	5,457,349	5,155,323
Commercial construction	386,999	336,276
Business banking	1,085,763	1,090,492
Residential real estate	2,565,485	2,460,849
Consumer home equity	1,208,231	1,187,547
Other consumer	235,533	194,098
Total loans	13,973,428	13,575,531
Allowance for loan losses	(148,993)	(142,211)
Unamortized premiums, net of unearned discounts and deferred fees, net of costs	(25,068)	(13,003)
Net loans	13,799,367	13,420,317
Federal Home Loan Bank stock, at cost	5,904	41,363
Premises and equipment	60,133	62,493
Bank-owned life insurance	164,702	160,790
Goodwill and other intangibles, net	566,205	568,009
Deferred income taxes, net	266,185	331,963
Prepaid expenses	183,073	165,368
Other assets	536,267	426,863
Assets of discontinued operations	—	128,219
Total assets	$21,133,278	$22,646,858
LIABILITIES AND EQUITY
Deposits:
Demand	$5,162,218	$6,240,637
Interest checking accounts	3,737,361	4,568,122
Savings accounts	1,323,126	1,831,123
Money market investment	4,664,475	4,710,095
Certificates of deposit	2,709,037	1,624,382
Total deposits	17,596,217	18,974,359
Borrowed funds:
Short-term Federal Home Loan Bank advances	95	691,297
Escrow deposits of borrowers	21,978	22,314
Interest rate swap collateral funds	8,500	14,430
Long-term Federal Home Loan Bank advances	17,643	12,787
Total borrowed funds	48,216	740,828
Other liabilities	513,990	424,951
Liabilities of discontinued operations	—	34,930
Total liabilities	18,158,423	20,175,068
Commitments and contingencies (see Note 17)	—	—
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized; 176,426,993 and 176,172,073 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,767	1,762
Additional paid in capital	1,666,441	1,649,141
Unallocated common shares held by the Employee Stock Ownership Plan	(132,755)	(137,696)
Retained earnings	2,047,754	1,881,775
Accumulated other comprehensive income, net of tax	(608,352)	(923,192)
Total shareholders’ equity	2,974,855	2,471,790
Total liabilities and shareholders’ equity	$21,133,278	$22,646,858
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$652,095	$476,041	$367,585
Taxable interest and dividends on available for sale securities	101,233	118,690	58,312
Non-taxable interest and dividends on available for sale securities	5,736	7,179	7,376
Interest on federal funds sold and other short-term investments	37,395	3,271	1,886
Total interest and dividend income	796,459	605,181	435,159
Interest expense:
Interest on deposits	226,075	28,621	5,167
Interest on borrowings	19,975	8,506	165
Total interest expense	246,050	37,127	5,332
Net interest income	550,409	568,054	429,827
Provision for (release of) allowance for loan losses	20,052	17,925	(9,686)
Net interest income after provision for (release of) allowance for loan losses	530,357	550,129	439,513
Noninterest (loss) income:
Service charges on deposit accounts	28,631	30,392	24,271
Trust and investment advisory fees	24,264	23,593	24,588
Debit card processing fees	13,469	12,644	12,118
Interest rate swap income	1,536	6,009	5,634
Income (losses) from investments held in rabbi trusts	9,305	(10,762)	10,217
Losses on sale of commercial and industrial loans	(2,738)	—	—
(Losses) gains on sales of mortgage loans held for sale, net	(507)	248	3,605
(Losses) gains on sales of securities available for sale, net	(333,170)	(3,157)	1,166
Other	21,457	17,783	15,838
Total noninterest (loss) income	(237,753)	76,750	97,437
Noninterest expense:
Salaries and employee benefits	253,037	233,097	227,624
Office occupancy and equipment	35,992	37,445	37,261
Data processing	55,308	52,938	46,415
Professional services	17,385	15,805	21,283
Marketing	7,592	9,294	8,500
Loan expenses	4,466	6,384	9,114
FDIC insurance	21,874	6,250	4,226
Amortization of core deposit intangible asset	1,804	1,198	219
Other	21,144	26,238	6,313
Total noninterest expense	418,602	388,649	360,955
(Loss) income from continuing operations before income tax expense	(125,998)	238,230	175,995
Income tax (benefit) expense	(63,309)	51,719	30,464
Net (loss) income from continuing operations	$(62,689)	$186,511	$145,531
Net income from discontinued operations	294,866	13,248	9,134
Net income	$232,177	$199,759	$154,665
Basic earnings per share
Basic (loss) earnings per share from continuing operations	$(0.39)	$1.13	$0.85
Basic earnings per share from discontinued operations	1.82	0.08	0.05
Basic earnings per share	$1.43	$1.21	$0.90
Diluted earnings per share:
Diluted (loss) earnings per share from continuing operations	$(0.39)	$1.13	$0.85
Diluted earnings per share from discontinued operations	1.82	0.08	0.05
Diluted earnings per share	$1.43	$1.21	$0.90
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$232,177	$199,759	$154,665
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	295,913	(821,570)	(104,258)
Net change in fair value of cash flow hedges	18,588	(57,520)	(22,454)
Net change in other comprehensive income for defined benefit postretirement plans	339	12,594	15,782
Total other comprehensive income (loss)	314,840	(866,496)	(110,930)
Total comprehensive income (loss)	$547,017	$(666,737)	$43,735
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2020	186,758,154	$1,868	$1,854,068	$1,665,607	$54,234	$(147,725)	$3,428,052
Dividends to common shareholders	—	—	—	(51,619)	—	—	(51,619)
Repurchased common stock	(1,135,878)	(12)	(23,212)	—	—	—	(23,224)
Issuance of restricted stock awards	683,056	7	(7)	—	—	—	—
Net income	—	—	—	154,665	—	—	154,665
Other comprehensive loss, net of tax	—	—	—	—	(110,930)	—	(110,930)
ESOP shares committed to be released	—	—	4,392	—	—	5,016	9,408
Balance at December 31, 2021	186,305,332	1,863	1,835,241	1,768,653	(56,696)	(142,709)	3,406,352
Cumulative effect accounting adjustment (1)	—	—	—	(20,098)	—	—	(20,098)
Dividends to common shareholders	—	—	—	(66,539)	—	—	(66,539)
Repurchased common stock	(10,112,272)	(101)	(201,517)	—	—	—	(201,618)
Issuance of restricted stock awards	31,559	1	(1)	—	—	—	—
Unvested restricted stock awards forfeited and subsequently cancelled	(52,546)	(1)	1				—
Share-based compensation	—	—	10,507	—	—	—	10,507
Net income	—	—	—	199,759	—	—	199,759
Other comprehensive loss, net of tax	—	—	—	—	(866,496)	—	(866,496)
ESOP shares committed to be released	—	—	4,910	—	—	5,013	9,923
Balance at December 31, 2022	176,172,073	1,762	1,649,141	1,881,775	(923,192)	(137,696)	2,471,790
Cumulative effect accounting adjustment (2)	—	—	—	822	—	—	822
Dividends to common shareholders	—	—	—	(67,020)	—	—	(67,020)
Issuance of restricted stock awards	47,820	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements (3)	207,100	4	(1,400)	—	—	—	(1,396)
Share-based compensation	—	—	16,513	—	—	—	16,513
Net income	—	—	—	232,177	—	—	232,177
Other comprehensive income, net of tax	—	—	—	—	314,840	—	314,840
ESOP shares committed to be released	—	—	2,188	—	—	4,941	7,129
Balance at December 31, 2023	176,426,993	$1,767	$1,666,441	$2,047,754	$(608,352)	$(132,755)	$2,974,855
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
(3)Represents shares issued, net of employee tax withheld, during the year ended December 31, 2023 upon the vesting of restricted stock units. Refer to Note 16, “Share-Based Compensation” for additional discussion.
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Operating activities
Net (loss) income from continuing operations	$(62,689)	$186,511	$145,531
Net income from discontinued operations	294,866	13,248	9,134
Net income	232,177	199,759	154,665
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (release of) allowance for loan losses	20,052	17,925	(9,686)
Depreciation and amortization	12,295	11,985	11,900
Amortization (accretion) of of deferred loan fees and premiums, net	6,445	(1,441)	(27,991)
Deferred income tax (benefit) expense	(18,267)	5,262	(5,663)
Amortization of investment security premiums and discounts, net	6,281	18,274	16,713
Right-of-use asset amortization	11,348	11,432	10,982
Share-based compensation	16,047	10,507	—
Increase in cash surrender value of bank-owned life insurance	(3,912)	(3,699)	(2,348)
Loss (gain) on life insurance benefits	—	663	(1,813)
Loss (gain) on sales of securities available for sale, net	333,170	3,157	(1,166)
(Gain) loss on sales of bank premises and equipment, net	—	(1,412)	4,715
Loss on lease termination/modification, net	395	593	2,582
Accretion of gains from terminated interest rate swaps	(46)	(10,193)	(31,234)
Employee Stock Ownership Plan expense	7,129	9,923	9,408
Loss on sales of commercial loans	2,738	—	—
Proceeds from sale of commercial loan transferred to held for sale	22,126	—	—
Other	25	17	(106)
Change in:
Loans held for sale	3,403	(3,354)	(47)
Prepaid pension expense	4,260	4,338	1,130
Other assets	(14,394)	5,431	62,380
Other liabilities	39,035	(52,800)	(16,132)
Net cash provided by operating activities - continuing operations	385,441	213,119	169,155
Net cash (used in) provided by operating activities - discontinued operations	(123,749)	16,823	5,335
Net cash provided by operating activities	261,692	229,942	174,490
Investing activities
Proceeds from sales of securities available for sale	1,899,724	431,193	23,798
Proceeds from maturities and principal paydowns of securities available for sale	423,885	1,049,522	939,575
Purchases of securities available for sale	—	(740,770)	(3,323,893)
Proceeds from maturities and principal paydowns of securities held to maturity	27,397	17,399	—
Purchases of securities held to maturity	—	(493,678)	—
Proceeds from sale of Federal Home Loan Bank stock	286,309	63,715	6,692
Purchases of Federal Home Loan Bank stock	(250,850)	(94,174)	(2,101)
Contributions to low income housing tax credit investments	(36,939)	(19,487)	(11,379)
Contributions to other equity investments	(720)	(788)	(2,519)
Distributions from other equity investments	362	1,170	337
Proceeds from life insurance policies	—	20,446	—
Net (increase) decrease in outstanding loans, excluding loan purchases and sales	(586,584)	(926,255)	380,807
Proceeds from sales of commercial loans held for investment	189,296	—	—
Purchases of loans	(31,980)	(380,234)	—
Acquisitions, net of cash and cash equivalents acquired	—	—	(9,085)
Purchased banking premises and equipment	(8,140)	(8,627)	(5,728)
Proceeds from sale of bank premises and equipment	—	17,313	21,981
Proceeds from sale of other real estate owned	—	—	125
Net cash provided by (used in) investing activities - continuing operations	1,911,760	(1,063,255)	(1,981,390)
Net cash provided by (used in) investing activities - discontinued operations	488,505	(13,400)	(4,354)
Net cash provided by (used in) investing activities	2,400,265	(1,076,655)	(1,985,744)
Financing activities

Net (decrease) increase in demand, savings, interest checking, and money market investment deposit accounts	(2,462,797)	(1,751,953)	1,155,868
Net increase (decrease) in time deposits	1,084,655	1,098,001	(58,144)
Net (decrease) increase in borrowed funds	(692,612)	706,550	2,580
Repayment of acquired subordinated debentures (1)	—	—	(36,277)
Payments for repurchases of common stock	—	(201,618)	(23,224)
Dividends declared and paid to common shareholders	(66,671)	(65,886)	(51,564)
Net cash (used in) provided by financing activities - continuing operations	(2,137,425)	(214,906)	989,239
Net cash used in financing activities - discontinued operations	(961)	(668)	(263)
Net cash (used in) provided by financing activities	(2,138,386)	(215,574)	988,976
Net increase (decrease) in cash, cash equivalents, and restricted cash	523,571	(1,062,287)	(822,278)
Cash, cash equivalents, and restricted cash at beginning of period	169,505	1,231,792	2,054,070
Cash, cash equivalents, and restricted cash at end of period	$693,076	$169,505	$1,231,792
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$231,765	$35,241	$5,354
Income taxes	65,921	41,751	43,299
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$102,001	$55,233	$28,291
Maturity of acquired securities sold under agreements to repurchase (2)	—	—	274,982
Net decrease in operating lease right of use assets and operating lease liabilities relating to lease remeasurements	3,881	14,836	—
(1)The Company deposited funds into escrow prior to the Century acquisition date to pay the balance of subordinated debentures assumed in the Century acquisition which was considered to be a defeasance of the debt. Accordingly, Century recorded a payable to the Company in the amount of the escrow deposit and the Company recorded a receivable from Century in the same amount. The payable was reclassified to other assets upon acquisition and is reflected as such balance in the summary of net assets acquired. Subsequent to the closing of the acquisition and prior to December 31, 2021, the amounts placed in escrow were disbursed to the holders of the subordinated debentures resulting in a full pay-off of the outstanding balance of the debt.
(2)Includes non-cash item representing maturity of acquired securities sold under agreements to repurchase which were converted to deposits upon maturity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Corporate Structure and Nature of Operations; Basis of Presentation
Corporate Structure and Nature of Operations
Eastern Bankshares, Inc., a Massachusetts corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiary, Eastern Bank (the “Bank”), the Company provides a variety of banking services and trust and investment services, through its full-service bank branches, located primarily in eastern Massachusetts, and southern and coastal New Hampshire. Eastern Insurance Group was a wholly-owned subsidiary of the Bank. On September 19, 2023, the Company and the Bank entered into an asset purchase agreement in which Arthur J. Gallagher & Co. (“Gallagher”) agreed to purchase substantially all of Eastern Insurance Group’s assets for cash consideration and to assume certain liabilities. On October 31, 2023, the Company completed its sale of its insurance agency business to Gallagher. Substantially all of the historical results of our previously reported insurance agency business segment have been reflected as discontinued operations in our Consolidated Financial Statements for all periods presented herein, including, as of December 31, 2022 and 2021, the assets and liabilities associated with the discontinued operations being classified as assets and liabilities of discontinued operations in our Consolided Balance Sheets. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations.
The activities of the Company are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The activities of the Bank are subject to the regulatory supervision of the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). The Company and the activities of the Bank and its subsidiaries are also subject to various Massachusetts, New Hampshire and Rhode Island business and banking regulations and, with regard to Eastern Insurance Group and through October 31, 2023, applicable insurance regulations.
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
As a result of the decision to sell substantially all of the assets and transfer certain liabilities of Eastern Insurance Group, the Company reclassified certain amounts previously reported including:
•certain assets and liabilities previously reported in the insurance agency business were reclassified to assets and liabilities of discontinued operations, respectively, on the Consolidated Balance Sheets;
•certain components of noninterest income and noninterest expense, including the associated income tax effects, previously reported in the insurance agency business were reclassified to net income from discontinued operations on the Consolidated Statements of Income; and
•certain operating, investing, and financing cash flows previously reported on their applicable lines within the Consolidated Statements of Cash Flows were reclassified to cash flows used in/provided by operating activities of, investment activities of and financing activities of discontinued operations, respectively.
2. Summary of Significant Accounting Policies
Use of Estimates

In preparing the Consolidated Financial Statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods reported. Actual results could differ from those estimates based on changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, valuation and fair value measurements, allowance for credit losses on investment securities, the liabilities for benefit obligations (particularly pensions), the provision for income taxes and impairment of goodwill and the core deposit intangible.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and amounts due from banks, federal funds sold, and other short-term investments including restricted cash pledged, all of which have an original maturity of 90 days or less. Cash and cash equivalents includes $11.5 million and $1.0 million of restricted cash pledged as collateral at December 31, 2023 and 2022, respectively, which for purposes of the Company’s Consolidated Statements of Cash Flows, is included in cash, cash equivalents and restricted cash.
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
Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on HTM securities on a collective basis by major security type which, as of December 31, 2023, included government-sponsored residential and commercial mortgage-backed securities. Securities in the Company’s HTM portfolio are guaranteed by either the U.S. federal government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined that these securities have a zero loss expectation and therefore does not record an allowance for credit losses on these securities. Refer to Note 3, “Securities” for additional information regarding the measurement of credit losses on HTM securities.
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
•Loans determined to be collateral dependent as defined below;
•Loans on non-accrual status;
•Loans with a risk rating of 12 under the Company’s risk rating scale, substandard (well-defined weakness) or worse;
•Loans to borrowers actively involved in bankruptcy proceeds; and
•Loans that have been partially charged-off.
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

Refer to Note 4, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of the allowance for loan losses as of December 31, 2023 and information regarding the Company’s TDR loans as of December 31, 2022 and for the year then ended.
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
Refer to Note 4, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of credit losses on loans receivable and off-balance sheet commitments to lend as of December 31, 2023 and comparative allowance for loan loss information for which ASC 450, “Contingencies” and ASC 310, “Receivables” were applied (i.e., prior to the Company’s adoption of the CECL methodology previously described).
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
Other Real Estate Owned
OREO consists of properties and other assets acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. OREO is recorded in other assets in the Consolidated Balance Sheets, on an individual asset basis at the fair value less estimated costs to sell on the date control is obtained. Any write-downs to the cost of the related asset upon transfer to OREO to reflect the asset at fair value less estimated costs to sell is recorded through the allowance for loan losses. The Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of December 31, 2023 and 2022, the Company held no OREO.
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
Goodwill and Core Deposit Intangible
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
The Company evaluates goodwill for impairment at least annually, as of September 30, or more often if warranted, using a quantitative impairment approach. The quantitative impairment test compares the book value to the fair value of each reporting unit. If the book value exceeds the fair value, an impairment is charged to net income. Management has identified one reporting unit for purposes of testing goodwill for impairment which is referred to as “the banking business.”
The Company’s other intangible asset, which is a core deposit intangible, a definite-lived intangible asset, is stated at cost less accumulated amortization. The Company evaluates its core deposit intangible asset for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recovered. The Company considers factors including, but not limited to, changes in legal factors and business climate that could affect the value of the intangible asset. Any impairment losses are charged to net income. The Company amortizes its core deposit intangible over its estimated useful life. The original estimated useful life of the core deposit identifiable intangible asset was ten years. The Company reassesses the useful life of its core deposit intangible asset at least annually, or more frequently based on specific events or changes in circumstances.
Retirement Plans

The Company provides benefits to its employees and executive officers through various retirement plans, including a defined benefit plan, a defined benefit supplemental executive retirement plan, a defined contribution plan, a benefit equalization plan, and an outside directors’ retainer continuance plan.
The Company provides pension benefits for its employees using a noncontributory, qualified defined benefit plan, through membership in the Savings Banks Employees Retirement Association (“SBERA”). The Qualified Defined Benefit Pension Plan (“Defined Benefit Plan”) is a noncontributory, defined benefit plan. The Company’s employees become eligible after attaining age 21 and completing one year of service. Effective November 1, 2020, the Defined Benefit Plan, sponsored by the Company, was amended to convert the plan from a traditional final average earnings plan design to a cash balance plan design.
Under the final average earnings plan design, benefits became fully vested after three years of eligible service for individuals employed on or before October 31, 1989. For individuals employed subsequent to October 31, 1989 and who were already in the Defined Benefit Plan as of November 1, 2020, benefits became fully vested after five years of eligible service.
Under the cash balance plan design, hypothetical account balances are established for each participant and pension benefits are generally stated as the lump sum amount in that hypothetical account. Contribution credits equal to a percentage of a participant’s annual compensation (if the participant works at least 1,000 hours during the year) and interest credits equal to the greater of the 30-Year Treasury rate for September preceding the current plan year or 3.5% are added to a participant’s account each year. For employees hired prior to November 1, 2020, annual contribution credits generally increase as the participant remains employed with the Company. Employees hired on and after November 1, 2020 receive annual contribution credits equal to 5% of annual compensation, with no future increases. Notwithstanding the preceding sentence, since a cash balance plan is a defined benefit plan, the annual retirement benefit payable at normal retirement (age 65) is an annuity, which is the actuarial equivalent of the participant’s account balance under the cash balance plan design, plus their frozen benefit under the final average earnings plan design. However, under the Defined Benefit Plan, participants may elect, with the consent of their spouses if they are married, to have the benefits distributed as a lump sum rather than an annuity. The lump sum is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account. Under the Company’s non-Qualified Benefit Equalization Plan (“BEP”), which is described further below, benefits are generally only payable as a lump sum, which is equal to the sum of the actuarial equivalent of their frozen benefit under the final average earnings plan design, plus their cash balance account. The Company’s annual contribution to the plan is based upon standards established by the Pension Protection Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future.
The Company also has an unfunded Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) that provides certain retired officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. The DB SERP has a plan year end of December 31.
The Company’s BEP, which is an unfunded plan, provides retirement benefits to certain employees whose retirement benefits under the Defined Benefit Plan are limited per the Internal Revenue Code. The BEP has a plan year end of October 31. Effective November 1, 2020, the BEP, sponsored by the Company, was amended to convert the plan from a traditional final average earnings plan design to a cash balance plan design.
The Company also has an unfunded Outside Directors’ Retainer Continuance Plan (“ODRCP”) that provides pension benefits to outside directors who retire from service. The Outside Directors’ Retainer Continuance Plan has a plan year end of December 31. Effective December 31, 2020, the Company closed the ODRCP to new participants and froze benefit accruals for active participants.
Plan assets are invested in various investment funds and held at fair value which generally represents observable market prices. Pension liability is determined based on the actuarial cost method factoring in assumptions such as salary increases, expected retirement date, mortality rate, and employee turnover. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate (which is the rate at which the projected benefit obligation could be effectively settled as of the measurement date). The discount rate which is utilized is determined using the spot rate approach whereby the individual spot rates on the Financial Times and Stock Exchange (“FTSE”) above-median yield curve are applied to each corresponding year’s projected cash flow used to measure the respective plan’s service cost and interest cost. Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets, if applicable, based on the market value of assets and amortization of actuarial gains and losses. Net periodic benefit cost excluding service cost is included within other noninterest expense in the Consolidated Statements of Income. Service cost for all plans is included in salaries and employee benefits in the Consolidated Statements of Income. The amortization of actuarial gains and losses for the DB SERP and ODRCP is determined using the 10% corridor minimum amortization approach and is taken over the average remaining future service of the plan participants for the ODRCP, and over the average remaining future life expectancy of plan participants for the DB SERP. The amortization of actuarial gains and losses for the Defined Benefit Plan and BEP is determined without using the 10% corridor minimum amortization approach and is taken over the average remaining future service of the plan participants. The overfunded or underfunded status of the plans is recorded as an asset or liability on the Consolidated Balance Sheets, with changes in that status recognized through other comprehensive income, net of related taxes. Funded status represents the difference between the projected benefit obligation of the plan and the market value of the plan’s assets.
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
Employee Stock Ownership Plan (“ESOP”)
Unallocated ESOP shares are shown as a reduction of equity and are presented in the Consolidated Statements of Shareholders’ Equity as unallocated common stock held by ESOP. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are committed to be released, unallocated common stock held by ESOP is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital. The Company’s ESOP is classified as an internally leveraged plan as defined by ASC 718, “Compensation-Stock Compensation.” Accordingly, the loan receivable from the ESOP is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s Consolidated Balance Sheet.
Share-Based Compensation
The Company measures share-based compensation on the grant date fair value on a straight-line basis over the vesting period during which an employee is required to provide services in exchange for the award; the requisite service period. The Company uses various pricing models to estimate the fair value of stock awards granted. The Company measures the fair value of the restricted stock using the closing market price of the Company’s common stock on the date of grant. The Company records compensation expense equal to the grant date fair value of the Company’s restricted stock with a corresponding increase in equity. Reductions in compensation expense associated with forfeited awards are accounted for as incurred. Upon vesting, the tax effect of the difference between the fair value of the award and the recorded expense is recognized as a component of income tax expense. Refer to Note 16, “Share-Based Compensation” for additional information regarding the Company’s share-based compensation plan.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. A valuation allowance is established if it is considered more-likely-than-not that all or a portion of the deferred tax assets will not be realized. Interest and penalties paid on the underpayment of income taxes are classified as income tax expense.
The Company periodically evaluates the potential uncertainty of its tax positions as to whether it is more-likely than-not its position would be upheld upon examination by the appropriate taxing authority. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the Consolidated Financial Statements. The tax position is measured at the largest amount of benefit that management believes is greater than 50% likely of being realized upon settlement.
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
Advertising Costs
All advertising costs are expensed in the period in which they are incurred. Advertising costs were not significant for any period presented.
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
The Company’s derivative instruments that are designated and qualify for hedge accounting are classified as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows associated with a recognized asset or liability, or a forecasted transaction). As such, changes in the fair value of the designated hedging instrument that is included in the assessment of hedge effectiveness are recorded in other comprehensive income and reclassified into net income in the same period or periods during which the hedged forecasted transaction affects net income. Such reclassifications are presented in the same income statement line item as the net income effect of the hedged item. If the hedging instrument is not highly effective at achieving offsetting cash flows attributable to the revised contractually specified interest rate(s), hedge accounting will be discontinued. At that time, accumulated other comprehensive income would be frozen and amortized, as long as the forecasted transactions are still probable of occurring. If a cash flow hedge is terminated, hedge accounting treatment would be retained, and accumulated other comprehensive income would be frozen and amortized, as long as the forecasted transactions are still probable of occurring.
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
Common Share Repurchases
Shares repurchased by the Company under the Company’s share repurchase programs have been classified as authorized but unissued shares. The cost of shares repurchased by the Company has been accounted for as a reduction to common stock and additional paid in capital balances. Massachusetts state law calls for repurchased shares to be classified as authorized but unissued shares. U.S. GAAP states that the accounting for share repurchases shall conform to state law where applicable. The Company’s most recent authorized program expired during the third quarter of 2023.
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
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and evaluate performance. The Company has determined that its CODM is its Chair and Chief Executive Officer. The Company has one reportable segment: its banking business, which consists of a full range of banking lending, savings, and small business offerings, and its wealth management and trust operations.
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of December 31, 2023:
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
Under existing accounting standards, the proportional amortization method is allowable only for equity investments in low-income-housing tax credit structures. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). Updates made by ASU 2023-02 allow a reporting entity to make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis. The Company had previously made an accounting policy election to account for its investments in low-income-housing tax credit investments using the proportional amortization method. This election was made upon the Company’s adoption of ASU 2014-01, Investments–Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which introduced the option to apply proportional amortization to low-income-housing tax credit investments. For public business entities, the amendments in ASU 2023-02 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in an interim period. The Company adopted this standard on January 1, 2024 using the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update:
1.Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”).
2.Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss.
3.Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting in interim periods.
4.Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under U.S. GAAP, a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources.

5.Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
6.Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280.
For public business entities, the amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and adoption is required to be done on a retrospective basis. The Company expects the adoption of this standard will not have a material impact on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to improve income tax disclosure requirements, primarily through enhanced disclosures related to the existing requirements to disclose a rate reconciliation, income taxes paid and certain other required disclosures. Specifically, the amendments in this update:
1.Require that a public entity disclose, on an annual basis: (1) specific categories in the rate reconciliation and (2) additional information for reconciling items that meet a quantitative threshold. The update requires disclosure of such reconciling items according to requirements indicated in the update.
2.Require that all entities disclose certain disaggregated information regarding income taxes paid.
3.Require that all entities disclose certain disaggregated information regarding income tax expense.
4.Eliminate the requirement to: (1) disclose the nature and estimate of the range of reasonably possible changes in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made.
5.Remove the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures.
For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Adoption should be done on a prospective basis and retrospective application is permitted.
Relevant standards that were adopted during the year ended December 31, 2023:
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
3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, ACL and fair value of available for sale securities as of the dates indicated were as follows:

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,302,165	$—	$(521,527)	$—	$2,780,638
Government-sponsored commercial mortgage-backed securities	1,326,029	—	(201,653)	—	1,124,376
U.S. Agency bonds	236,454	—	(20,443)	—	216,011
U.S. Treasury securities	99,552	—	(4,400)	—	95,152
State and municipal bonds and obligations	197,704	172	(6,532)	—	191,344
	$5,161,904	$172	$(754,555)	$—	$4,407,521

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$4,855,763	$—	$(743,855)	$—	$4,111,908
Government-sponsored commercial mortgage-backed securities	1,570,119	—	(221,165)	—	1,348,954
U.S. Agency bonds	1,100,891	—	(148,409)	—	952,482
U.S. Treasury securities	99,324	—	(6,267)	—	93,057
State and municipal bonds and obligations	198,039	9	(14,956)	—	183,092
Other debt securities	1,299	—	(14)	—	1,285
	$7,825,435	$9	$(1,134,666)	$—	$6,690,778
The Company did not record a provision for credit losses on any AFS securities during either the year ended December 31, 2023 or 2022. Accrued interest receivable on AFS securities totaled $9.2 million and $12.9 million as of December 31, 2023 and December 31, 2022, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on AFS securities during either the year ended December 31, 2023 or 2022. No securities held by the Company were delinquent on contractual payments as of December 31, 2023 nor 2022, nor were any such securities placed on non-accrual status during the periods then ended.
As of December 31, 2023 and 2022, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.

The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$1,775	$1,166
Gross realized losses from sales of AFS securities	(333,170)	(4,932)	—
Net (losses) gains from sales of AFS securities	$(333,170)	$(3,157)	$1,166
Information pertaining to AFS securities with gross unrealized losses as of December 31, 2023 and 2022, for which the Company did not recognize a provision for credit losses under CECL, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	As of December 31, 2023
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$—	$—	$521,527	$2,780,638	$521,527	$2,780,638
Government-sponsored commercial mortgage-backed securities	187	—	—	201,653	1,124,376	201,653	1,124,376
U.S. Agency bonds	23	—	—	20,443	216,011	20,443	216,011
U.S. Treasury securities	6	36	4,927	4,364	90,225	4,400	95,152
State and municipal bonds and obligations	196	233	22,894	6,299	135,279	6,532	158,173
	736	$269	$27,821	$754,286	$4,346,529	$754,555	$4,374,350

	As of December 31, 2022
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	322	$42,196	$435,690	$701,659	$3,676,218	$743,855	$4,111,908
Government-sponsored commercial mortgage-backed securities	199	38,944	300,476	182,221	1,048,478	221,165	1,348,954
U.S. Agency bonds	37	645	4,145	147,764	948,337	148,409	952,482
U.S. Treasury securities	5	1,311	48,451	4,956	44,606	6,267	93,057
State and municipal bonds and obligations	237	14,942	179,614	14	225	14,956	179,839
Other debt securities	2	—	—	14	1,285	14	1,285
	802	$98,038	$968,376	$1,036,628	$5,719,149	$1,134,666	$6,687,525
The Company does not intend to sell these investments and has determined based upon available evidence that it is more-likely-than-not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either December 31, 2023 or 2022.
The causes of the impairments listed in the tables above by category are as follows as of December 31, 2023 and 2022:

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
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, ACL and fair value of HTM securities as of the dates indicated were as follows:

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$254,752	$—	$(24,433)	$—	$230,319
Government-sponsored commercial mortgage-backed securities	194,969	—	(20,466)	—	174,503
	$449,721	$—	$(44,899)	$—	$404,822

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$276,493	$—	$(30,150)	$—	$246,343
Government-sponsored commercial mortgage-backed securities	200,154	—	(23,271)	—	176,883
	$476,647	$—	$(53,421)	$—	$423,226
The Company did not record a provision for estimated credit losses on any HTM securities during either the year ended December 31, 2023 or 2022. The accrued interest receivable on HTM securities totaled $0.9 million and $1.0 million as of December 31, 2023 and 2022, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the year ended December 31, 2023 or 2022. No HTM securities held by the Company were delinquent on contractual payments as of either December 31, 2023 or 2022, nor were any such securities placed on non-accrual status during the periods then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by scheduled contractual maturities as of dates indicated were as follows:

	As of December 31, 2023
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$29,288	$28,188	$22,735	$21,235	$3,250,142	$2,731,215	$3,302,165	$2,780,638
Government-sponsored commercial mortgage-backed securities	—	—	256,229	234,725	379,749	327,198	690,051	562,453	1,326,029	1,124,376
U.S. Agency bonds	—	—	236,454	216,011	—	—	—	—	236,454	216,011
U.S. Treasury securities	—	—	99,552	95,152	—	—	—	—	99,552	95,152
State and municipal bonds and obligations	213	209	30,131	29,393	44,047	43,260	123,313	118,482	197,704	191,344
Total available for sale securities	213	209	651,654	603,469	446,531	391,693	4,063,506	3,412,150	5,161,904	4,407,521
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	254,752	230,319	254,752	230,319
Government-sponsored commercial mortgage-backed securities	—	—	80,014	72,952	114,955	101,551	—	—	194,969	174,503
Total held to maturity securities	—	—	80,014	72,952	114,955	101,551	254,752	230,319	449,721	404,822
Total	$213	$209	$731,668	$676,421	$561,486	$493,244	$4,318,258	$3,642,469	$5,611,625	$4,812,343

	As of December 31, 2022
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$21,221	$20,284	$727,908	$648,132	$4,106,634	$3,443,492	$4,855,763	$4,111,908
Government-sponsored commercial mortgage-backed securities	—	—	191,762	171,992	649,659	556,641	728,698	620,321	1,570,119	1,348,954
U.S. Agency bonds	—	—	877,371	767,464	223,520	185,018	—	—	1,100,891	952,482
U.S. Treasury securities	—	—	99,324	93,057	—	—	—	—	99,324	93,057
State and municipal bonds and obligations	213	209	22,100	21,283	42,554	40,970	133,172	120,630	198,039	183,092
Other debt securities	1,299	1,285	—	—	—	—	—	—	1,299	1,285
Total available for sale securities	1,512	1,494	1,211,778	1,074,080	1,643,641	1,430,761	4,968,504	4,184,443	7,825,435	6,690,778
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	276,493	246,343	276,493	246,343
Government-sponsored commercial mortgage-backed securities	—	—	—	—	200,154	176,883	—	—	200,154	176,883
Total held to maturity securities	—	—	—	—	200,154	176,883	276,493	246,343	476,647	423,226
Total	$1,512	$1,494	$1,211,778	$1,074,080	$1,843,795	$1,607,644	$5,244,997	$4,430,786	$8,302,082	$7,114,004
Mortgage-backed securities include investments in securities that are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Mortgage-backed securities are purchased to achieve positive interest rate spread with minimal administrative expense, and to lower the Company’s credit risk. Mortgage-backed securities and callable securities are shown at their contractual maturity dates. However, both are expected to have shorter average lives due to expected prepayments and callable features, respectively. Included in the above maturity tables as of December 31, 2023 and 2022 were $394.4 million, and $852.9 million, respectively, of callable securities at fair value.
Securities Pledged as Collateral
As of December 31, 2023 and 2022, securities with a carrying value of $615.7 million and $437.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of December 31, 2023 and 2022, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Eastern Wealth Management”) and municipal deposit accounts.
In March 2023 the Federal Reserve created the Bank Term Funding Program (the “Program”) in order to support American businesses and households. The Program helps make available additional funding to eligible depository institutions in order to help assure banks have the ability to meet the needs of their depositors. The Program offers loans up to one year in length to banks in return for any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. As of December 31, 2023, securities with a carrying value of $2.4 billion were pledged as collateral through the Program. In addition, the Company pledged securities with a carrying value of $168.8 million to the Federal Reserve Discount Window (the “Discount Window”) as of December 31, 2023. No securities were pledged to the Program or the Discount Window as of December 31, 2022.
4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	As of December 31,
	2023	2022
	(In thousands)
Commercial and industrial	$3,034,068	$3,150,946
Commercial real estate	5,457,349	5,155,323
Commercial construction	386,999	336,276
Business banking	1,085,763	1,090,492
Residential real estate	2,565,485	2,460,849
Consumer home equity	1,208,231	1,187,547
Other consumer (1)(2)	235,533	194,098
Gross loans before unamortized premiums, unearned discounts and deferred fees and costs	13,973,428	13,575,531
Allowance for loan losses (3)	(148,993)	(142,211)
Unamortized premiums, net of unearned discounts and deferred fees, net of costs	(25,068)	(13,003)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees and costs	$13,799,367	$13,420,317
(1)Automobile loans are included in the other consumer portfolio above and amounted to $7.2 million and $18.1 million at December 31, 2023 and 2022, respectively.
(2)Home improvement loans are included in the other consumer portfolio and amounted to $178.9 million and $121.1 million at December 31, 2023 and 2022, respectively.
(3)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $53.9 million and $45.2 million as of December 31, 2023 and 2022, respectively, and is included within other assets on the Consolidated Balance Sheets.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the FHLBB were $4.6 billion and $3.9 billion at December 31, 2023 and 2022, respectively. The balance of funds borrowed from the FHLBB were $17.7 million and $704.1 million at December 31, 2023 and 2022, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) was $1.1 billion at both December 31, 2023 and 2022, respectively. There were no funds borrowed from the FRB outstanding at December 31, 2023 and 2022.

Serviced Loans
At December 31, 2023 and 2022, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to $77.2 million and $84.0 million, respectively.
Purchased Loans
The Company began purchasing residential real estate mortgage loans during the third quarter of 2022 and ceased such purchases in the first quarter of 2023. Loans purchased were subject to the same underwriting criteria as those loans originated directly by the Company. During the year ended December 31, 2023, the Company purchased $32.0 million of residential real estate mortgage loans. The Company purchased $380.2 million of residential real estate mortgage loans during the year ended December 31, 2022. As of December 31, 2023 and 2022, the amortized cost balance of loans purchased was $385.5 million and $376.1 million, respectively.
Commercial Loan Sales
During the year ended December 31, 2023, the Company sold $214.2 million of commercial and industrial loans previously included in the SNC program portfolio and recognized a loss on sale of $2.7 million.
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
The following tables summarize the change in the allowance for loan losses by loan category for the periods indicated:

	For the Year Ended December 31, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,859	$54,730	$7,085	$16,189	$28,129	$6,454	$2,765	$142,211
Cumulative effect of change in accounting principle (1)	47	—	—	(140)	(849)	(201)	—	(1,143)
Charge-offs	(13)	(8,008)	—	(4,645)	—	(7)	(2,419)	(15,092)
Recoveries	296	198	—	1,867	97	41	466	2,965
Provision (release)	(230)	18,555	(419)	1,642	(1,423)	(692)	2,619	20,052
Ending balance	$26,959	$65,475	$6,666	$14,913	$25,954	$5,595	$3,431	$148,993
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

	For the Year Ended December 31, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$18,018	$52,373	$2,585	$10,983	$6,556	$3,722	$3,308	$242	$97,787
Cumulative effect of change in accounting principle (1)	11,533	(6,655)	1,485	6,160	13,489	1,857	(541)	(242)	27,086
Charge-offs	(269)	—	—	(2,292)	—	(1)	(2,269)	—	(4,831)
Recoveries	1,322	91	—	2,069	94	24	644	—	4,244
Provision (release)	(3,745)	8,921	3,015	(731)	7,990	852	1,623	—	17,925
Ending balance	$26,859	$54,730	$7,085	$16,189	$28,129	$6,454	$2,765	$—	$142,211
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
The allowance for loan losses increased by $6.8 million to $149.0 million at December 31, 2023 from $142.2 million at December 31, 2022 and the allowance for loans losses as a percentage of total loans increased by 2 basis points to 1.07% at December 31, 2023 from 1.05% at December 31, 2022. The increase in allowance for loan losses was primarily due to increased loan balances. Total charge-offs increased by $10.3 million to $15.1 million during the year ended December 31, 2023 from $4.8 million during the year ended December 31, 2022. The increase was primarily due to charge-offs on non-performing commercial real estate loans collateralized by properties in the office risk category taken in the fourth quarter of 2023. Such loans had been previously reserved for on a specific reserve basis in the third quarter of 2023.
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company’s adoption of ASU 2022-02 on January 1, 2023 did not impact the reserve for unfunded lending commitments. Upon adoption of ASU 2016-13 on January 1, 2022, the Company recorded a transition adjustment related to the reserve for unfunded lending commitments of $1.0 million, resulting in a total reserve for unfunded lending commitments of $11.1 million as of January 1, 2022. As of December 31, 2023 and December 31, 2022, the Company’s reserve for unfunded lending commitments was $14.1 million and $13.2 million, respectively, which is recorded within other liabilities in the Company’s Consolidated Balance Sheets.
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
Residential Lending
These loans are made to borrowers who demonstrate the ability to repay principal and interest on a monthly basis. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources (including cash reserves) and the value of the collateral. The Company maintains policy standards for minimum credit score and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on 1-4 family residential dwellings. The policy standards applied to loans originated by the Company are the same as those applied to purchased loans. The Company does not originate or purchase sub-prime or other high-risk loans. Residential loans are originated either for sale to investors or retained in the Company’s loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and the Company’s liquidity and capital needs.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of December 31, 2023, and gross charge-offs for the year ended December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$477,138	$442,896	$350,782	$341,243	$140,641	$641,342	$485,448	$3,255	$2,882,745
Special Mention	4,229	25,796	14,994	13,563	89	553	51,106	455	110,785
Substandard	1,534	11,995	1,775	405	—	2,581	7,803	—	26,093
Doubtful	—	—	—	—	—	8	—	—	8
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	482,901	480,687	367,551	355,211	140,730	644,484	544,357	3,710	3,019,631
Current period gross charge-offs	—	2	—	—	—	11	—	—	13

Commercial real estate
Pass	498,590	1,435,893	855,014	573,370	516,689	1,291,189	47,581	2,556	5,220,882
Special Mention	15,200	7,990	—	736	2,281	34,803	—	—	61,010
Substandard	19,738	12,589	15,237	3,938	33,413	48,978	8,006	—	141,899
Doubtful	10,615	—	—	—	—	19,441	—	—	30,056
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	544,143	1,456,472	870,251	578,044	552,383	1,394,411	55,587	2,556	5,453,847
Current period gross charge-offs	2,008	—	—	—	—	6,000	—	—	8,008

Commercial construction
Pass	133,463	151,957	96,147	—	—	—	2,614	—	384,181
Special Mention	456	—	—	—	—	—	—	—	456
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	133,919	151,957	96,147	—	—	—	2,614	—	384,637
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	139,237	165,247	182,606	146,180	110,638	229,636	73,054	3,996	1,050,594
Special Mention	1,474	2,553	1,009	4,294	4,692	11,479	23	27	25,551
Substandard	1,310	596	2,684	2,071	1,464	3,423	594	579	12,721
Doubtful	—	—	—	—	507	220	—	—	727
Loss	—	—	—	—	—	—	—	—	—
Total business banking	142,021	168,396	186,299	152,545	117,301	244,758	73,671	4,602	1,089,593
Current period gross charge-offs	188	161	1,596	86	654	590	—	1,370	4,645

Residential real estate
Current and accruing	257,671	728,997	665,811	354,003	93,817	451,812	—	—	2,552,111
30-89 days past due and accruing	750	6,615	2,437	2,112	1,496	8,219	—	—	21,629
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	1,755	1,433	291	288	4,958	—	—	8,725

Total residential real estate	258,421	737,367	669,681	356,406	95,601	464,989	—	—	2,582,465
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer home equity
Current and accruing	30,393	84,065	9,151	4,899	4,166	80,687	970,882	9,472	1,193,715
30-89 days past due and accruing	148	483	—	—	—	558	7,509	223	8,921
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	66	—	—	—	1,466	6,770	230	8,532
Total consumer home equity	30,541	84,614	9,151	4,899	4,166	82,711	985,161	9,925	1,211,168
Current period gross charge-offs	—	—	—	—	—	—	7	—	7

Other consumer
Current and accruing	93,659	36,601	23,962	12,427	11,367	14,609	13,353	85	206,063
30-89 days past due and accruing	170	271	153	25	12	92	40	—	763
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	50	61	25	2	14	34	7	—	193
Total other consumer	93,879	36,933	24,140	12,454	11,393	14,735	13,400	85	207,019
Current period gross charge-offs	1,047	411	329	92	111	260	169	—	2,419

Total	$1,685,825	$3,116,426	$2,223,220	$1,459,559	$921,574	$2,846,088	$1,674,790	$20,878	$13,948,360
(1)The amounts presented represent the amortized cost as of December 31, 2023 of revolving loans that were converted to term loans during the year ended December 31, 2023.
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

The following tables show the age analysis of past due loans as of the dates indicated:

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$3,316	$—	$465	$3,781	$3,015,850	$3,019,631
Commercial real estate	—	—	—	—	5,453,847	5,453,847
Commercial construction	—	—	—	—	384,637	384,637
Business banking	3,455	1,647	1,202	6,304	1,083,289	1,089,593
Residential real estate	17,116	4,888	6,764	28,768	2,553,697	2,582,465
Consumer home equity	6,517	2,600	8,204	17,321	1,193,847	1,211,168
Other consumer	532	235	189	956	206,063	207,019
Total	$30,936	$9,370	$16,824	$57,130	$13,891,230	$13,948,360

	As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$1,300	$385	$2,074	$3,759	$3,128,769	$3,132,528
Commercial real estate	—	—	—	—	5,151,363	5,151,363
Commercial construction	—	—	—	—	334,259	334,259
Business banking	6,642	845	3,517	11,004	1,084,234	1,095,238
Residential real estate	25,877	3,852	6,456	36,185	2,443,870	2,480,055
Consumer home equity	8,262	1,108	6,525	15,895	1,175,412	1,191,307
Other consumer	634	170	320	1,124	176,654	177,778
Total	$42,715	$6,360	$18,892	$67,967	$13,494,561	$13,562,528
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of December 31, 2023			As of December 31, 2022
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Non-Accrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$4	$464	$468	$3,270	$10,707	$13,977
Commercial real estate	13,969	16,087	30,056	—	—	—
Commercial construction	—	—	—	—	—	—
Business banking	4,572	11	4,583	5,844	1,653	7,497
Residential real estate	8,725	—	8,725	9,750	—	9,750
Consumer home equity	8,532	—	8,532	7,054	—	7,054
Other consumer	193	—	193	326	—	326
Total non-accrual loans	$35,995	$16,562	$52,557	$26,244	$12,360	$38,604
(1)The loans on non-accrual status and without an ACL as of both December 31, 2023 and December 31, 2022, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the year ended December 31, 2023 and 2022 was not significant. As of both December 31, 2023 and December 31, 2022, there were no loans greater than 90 days past due and still accruing.

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the years ended December 31, 2023 and 2022 was not significant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of December 31, 2023 and December 31, 2022, the Company had collateral-dependent residential mortgage and home equity loans totaling $0.8 million and $0.6 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of December 31, 2023 and December 31, 2022, the Company had collateral-dependent commercial loans totaling $30.7 million and $16.2 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both December 31, 2023 and December 31, 2022, the Company had no residential real estate held in other real estate owned (“OREO”). As of December 31, 2023, there were two residential real estate loans, which had a balance of $0.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2022, there were no mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2023, there were three consumer home equity loans, which had a total balance of $0.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2022, there were no consumer home equity loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of December 31, 2023 of loans modified during the year ended December 31, 2023 to borrowers experiencing financial difficulty by the type of concession granted:

	As of December 31, 2023
	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$43	0.00%
Residential real estate	301	0.01%
Consumer home equity	1,883	0.16%
Total interest rate reduction	$2,227	0.02%
Other-than-Insignificant Delay in Repayment:
Business banking	$20	0.00%
Residential real estate	3,284	0.13%
Consumer home equity	1,004	0.08%
Total other-than-insignificant delay in repayment	$4,308	0.03%
Term Extension:
Business banking	$274	0.03%
Total term extension	$274	0.00%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Commercial real estate	$10,615	0.19%
Business banking	86	0.01%
Consumer home equity	603	0.05%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$11,304	0.08%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$561	0.05%
Consumer home equity	213	0.02%
Total combination—interest rate reduction & term extension	$774	0.01%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Business banking	$24	0.00%
Residential real estate	140	0.01%
Total combination—term extension & other-than-insignificant delay in repayment	$164	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$180	0.02%
Residential real estate	81	0.00%
Consumer home equity	51	0.00%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$312	0.00%
Total by portfolio segment
Commercial real estate	$10,615	0.19%
Business banking	1,188	0.11%
Residential real estate	3,806	0.15%
Consumer home equity	3,754	0.31%
Total	$19,363	0.14%
The following table describes the financial effect of the modifications made during the year ended December 31, 2023 to borrowers experiencing financial difficulty:

Loan Type	Financial Effect (1)
Interest Rate Reduction
Commercial real estate	Reduced weighted-average contractual interest rate from 7.4% to 3.4%.
Business banking	Reduced weighted-average contractual interest rate from 9.8% to 7.6%.
Residential real estate	Reduced weighted-average contractual interest rate from 5.4% to 3.6%.
Consumer home equity	Reduced weighted-average contractual interest rate from 7.5% to 4.5%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Interest-only period of 9 months for one borrower. Principal deferred to the end of the loan life.
Business banking
Deferred a weighted average of 4 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Residential real estate	Deferred a weighted average of 7 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 8 principal and interest payments which were added to the end of the loan life.
Term Extension
Business banking	Added a weighted-average 4.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added a weighted-average 23.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Consumer home equity	Added a weighted-average 16.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.
As of December 31, 2023, no loans to borrowers experiencing financial difficulty modified during the year ended December 31, 2023 had a payment default during the 12-month period ended December 31, 2023.
Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty as of December 31, 2023 that were modified during the 12-month period ended December 31, 2023:

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial real estate	$—	$—	$—	$—	$10,615	$10,615
Business banking	—	—	—	—	1,188	1,188
Residential real estate	366	227	—	593	3,213	3,806
Consumer home equity	51	—	400	451	3,303	3,754
Total	$417	$227	$400	$1,044	$18,319	$19,363
As of December 31, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the year ended December 31, 2023 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.

The following table summarizes the Company’s loan participations:

	As of and for the Year Ended December 31,
	2023			2022
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$985,394	0.00%	$—	$1,024,131	0.83%	$—
Commercial real estate	447,550	0.00%	—	422,042	0.00%	—
Commercial construction	146,043	0.00%	—	96,134	0.00%	—
Business banking	72	0.00%	22	51	0.00%	3
Total loan participations	$1,579,059	0.00%	$22	$1,542,358	0.55%	$3
Troubled Debt Restructurings (“TDR”)
As described previously in Note 2, “Summary of Significant Accounting Policies,” the Company adopted ASU 2022-02 on January 1, 2023 which eliminated TDR accounting. Previously, in cases where a borrower experienced financial difficulty and the Company made certain concessionary modifications to contractual terms, the loan was classified as a TDR. The process through which management identified loans as TDR loans, the methodology employed to record any loan losses, and the calculation of any shortfall on collateral dependent loans is described within Note 2, “Summary of Significant Accounting Policies.” The below disclosures regarding TDRs relate to prior periods and were included for comparative purposes.
The Company’s policy was to have any TDR loan which was on non-accrual status prior to being modified remain on non-accrual status for approximately six months subsequent to being modified before management considered its return to accrual status. If the TDR loan was on accrual status prior to being modified, it was reviewed to determine if the modified loan should remain on accrual status.
TDR loan information as of December 31, 2022 and the year ended December 31, 2021 was prepared in accordance with GAAP effective for the Company prior to the Company’s adoption of ASU 2022-02.
The following table shows the TDR loans on accrual and non-accrual status as of December 31, 2022 :

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

The following tables show the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	For the Years Ended December 31,
	2022			2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)

Commercial and industrial	4	$5,415	$5,415	—	$—	$—
Business banking	30	2,779	2,798	—	—	—
Residential real estate	10	2,842	2,842	2	498	498
Consumer home equity	7	1,535	1,535	3	300	300
Total	51	$12,571	$12,590	5	$798	$798
(1)The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	For the Years Ended December 31,
	2022	2021
	(In thousands)
Extended maturity	$1,011	$200
Adjusted interest rate and extended maturity	1,088	—
Interest only/principal deferred	1,499	—
Covenant modification	2,418	—
Court-ordered concession	—	396
Principal and interest deferred	3,353	—
Extended maturity and interest only/principal deferred	2,997	—
Other	224	202
Total	$12,590	$798
One loan totaling approximately $1.0 million that was modified during the preceding 12 months subsequently defaulted during the year ended December 31, 2022. No loans were modified during the preceding 12 months which subsequently defaulted during the year ended December 31, 2021. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual. During the years ended December 31, 2022 and 2021, no amounts were charged-off on TDRs modified in the prior 12 months.
Allowance for Loan Losses
As described in Note 2, “Summary of Significant Accounting Policies,” the Company adopted ASU 2016-13 effective January 1, 2022. The Company has included comparative prior period disclosures of its allowance for loan losses which were prepared in accordance with ASC 450, “Contingencies” and ASC 310, “Receivables” (i.e., prior to the Company’s adoption of ASU 2016-13). Refer to the Company’s 2021 Form 10-K for significant accounting policies related to the Company’s allowance for loan losses as of December 31, 2021. A discussion of the Company’s calculation of its allowance for loan losses for the year ended December 31, 2021 follows.
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

Management used a methodology to systematically estimate the amount of losses incurred in the portfolio. Commercial real estate, commercial and industrial, commercial construction and business banking loans were evaluated using a loan rating system, historical losses and other factors which formed the basis for estimating incurred losses. Portfolios of more homogeneous populations of loans, including residential mortgages and consumer loans, were analyzed as groups taking into account delinquency ratios, historical loss experience and charge-offs. For the purpose of estimating the allowance for loan losses, management segregated the loan portfolio into the categories noted in the credit quality tables presented in the “Credit Quality” section above. Each of these loan categories possessed unique risk characteristics such as the purpose of the loan, repayment source, and collateral. These characteristics were considered when determining the appropriate level of the allowance for each category. The Company’s historical approach to loan portfolio segmentation by risk characteristics and monitoring of credit quality for commercial loans under previous accounting guidance was consistent with that applied under the CECL standard.
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
Impaired Loans
As described in Note 2, “Summary of Significant Accounting Policies,” the Company adopted ASU 2016-13 effective January 1, 2022. The Company has included certain prior period disclosures related to impaired loans for comparative purposes. Under previous accounting guidance, impaired loans consisted of all loans for which management had determined it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreements. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Refer to the Company’s 2021 Form 10-K for significant accounting policies related to impaired loans. A discussion of the Company’s calculation of its loan impairment for the year ended December 31, 2021 follows.
The Company measured impairment of loans using a discounted cash flow method, the loan’s observable market price, or the fair value of the collateral if the loan was collateral dependent. The Company defined the population of impaired loans to include certain non-accrual loans, TDR loans, and residential and home equity loans that had been partially charged off.

The following table displays information regarding interest income recognized on impaired loans, by portfolio, for the year ended December 31, 2021:

	For the Year Ended December 31, 2021
	Average Recorded Investment	Total Interest Recognized
	(In thousands)
With no allowance recorded:
Commercial and industrial	$11,813	$161
Commercial real estate	3,916	178
Business banking	4,352	99
Residential real estate	12,506	456
Consumer home equity	2,027	62
Other consumer	23	—
Sub-total	34,637	956
With an allowance recorded:
Commercial and industrial	7,229	—
Commercial real estate	926	—
Business banking	13,027	57
Residential real estate	12,322	474
Consumer home equity	2,106	65
Other consumer	63	—
Sub-total	35,673	596
Total	$70,310	$1,552
Purchased Credit Impaired Loans
As described in Note 2, “Summary of Significant Accounting Policies,” the Company adopted ASU 2016-13 effective January 1, 2022. The Company has included prior period disclosures related to PCI loans for comparative purposes. Under previous accounting guidance, the excess of cash flows expected to be collected over the carrying amount of the PCI loans, referred to as the “accretable yield,” was accreted into interest income over the life of the loans using the effective yield method. The adoption of ASU 2016-13 eliminated the concept of and accounting related to PCI loans. The following table summarizes activity in the accretable yield for the PCI loan portfolio:

For the Year Ended December 31, 2021
(In thousands)
Balance at beginning of period	$2,495
Acquisition	8,896
Accretion	(1,194)
Other change in expected cash flows	(1,475)
Reclassification from non-accretable difference for loans with improved cash flows	1,649
Balance at end of period	$10,371
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

5. Premises and Equipment
The information presented within this Note excludes discontinued operations. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations.
The following table summarizes the Company’s premises and equipment as of the dates indicated:

	As of December 31,		Estimated
	2023	2022	Useful Life
	(In thousands)		(In years)
Premises and equipment used in operations:
Land	$12,585	$12,585	N/A
Buildings	70,597	70,771	5-30
Equipment	37,756	35,085	3-5
Leasehold improvements	34,790	36,424	5-25
Total cost	155,728	154,865
Accumulated depreciation	(95,595)	(92,372)
Premises and equipment used in operations, net	60,133	62,493
Premises and equipment held for sale	—	—
Net premises and equipment	$60,133	$62,493
The Company recorded depreciation expense related to premises and equipment of $10.5 million, $10.7 million, and $11.6 million during the years ended December 31, 2023, 2022, and 2021, respectively.
During the year ended December 31, 2023, no properties were transferred to held for sale, nor were any properties sold.
During the year ended December 31, 2022, no properties were transferred to held for sale. During the year ended December 31, 2022, the Company sold five properties, four of which were acquired in connection with the Company’s acquisition of Century Bancorp, Inc. (“Century”). The properties sold during year ended December 31, 2022 were included in premises and equipment held for sale as of December 31, 2021. The aggregate proceeds from such sales of premises and equipment were $17.3 million. In connection with these sales, the Company recognized a gain on sale of $1.4 million, which is included in other noninterest income in the Consolidated Statements of Income.
Properties transferred to held for sale during the year ended December 31, 2021 amounted to $37.6 million, which included five branch locations, four of which were acquired in connection with the Company’s acquisition of Century. The Company recorded a $1.2 million loss, representing estimated costs to sell, on properties transferred to held for sale during the year ended December 31, 2021. During the year ended December 31, 2021, the Company sold three properties, two of which were acquired in connection with the Company’s acquisition of Century and one of which was included in premises held for sale as of December 31, 2020. The aggregate proceeds from sales of premises and equipment were $22.0 million during the year ended December 31, 2021. In connection with these sales, the Company recognized no significant gain or loss.
6. Leases
The Company leases certain office space and equipment under various non-cancelable operating leases. These leases have original terms ranging from 1 year to 25 years. Operating lease liabilities and ROU assets are recognized at the lease commencement date based upon the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets. The information presented within this Note excludes discontinued operations. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations.
As of the dates indicated, the Company had the following related to operating leases:

	As of December 31, 2023	As of December 31, 2022
	(In thousands)
Right-of-use assets	$50,641	$48,817
Lease liabilities	55,617	52,105

Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Operating lease cost	$12,439	$12,716	$12,559
Finance lease cost	338	309	160
Variable lease cost	2,766	2,547	2,012
Total lease cost	$15,543	$15,572	$14,731
During the years ended December 31, 2023, 2022, and 2021 the Company made $13.3 million, $15.2 million, and $13.6 million in cash payments for operating and finance leases, respectively.
Supplemental balance sheet information related to operating leases as of the dates indicated is as follows:

	As of December 31, 2023	As of December 31, 2022
Weighted-average remaining lease term (in years)	8.26	7.25
Weighted-average discount rate	3.76%	2.62%
The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding as of December 31, 2023 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s Consolidated Balance Sheets:

As of December 31, 2023
Year	(In thousands)
2024	$11,506
2025	8,504
2026	7,143
2027	5,609
2028	5,886
Thereafter	27,770
Total minimum lease payments	66,418
Less: amount representing interest	10,801
Present value of future minimum lease payments	$55,617
Lease Modifications and Terminations:
During the year ended December 31, 2023, management determined not to exercise future lease term extension options related to four leases, which had previously been included in its determination of future lease payments, to exercise future lease term extension options related to ten leases, which had not previously been included in its determination of future lease payments, and to terminate one lease. Accordingly, the Company remeasured the present value of the future lease payments related to such leases which resulted in a net increase of the lease liabilities and a corresponding net increase of the lease ROU assets of $2.4 million. In connection with the lease termination, the Company recorded an impairment charge of $0.4 million.
During the year ended December 31, 2022, management determined not to exercise future lease term extension options related to two leases, which had previously been included in its determination of future lease payments, to exercise future lease term extension options related to two leases, which had not previously been included in its determination of future lease payments, and to terminate four leases. Accordingly, the Company remeasured the present value of the future lease payments related to such leases which resulted in a net reduction of the lease liabilities and a corresponding net reduction of the lease ROU assets of $14.4 million. In connection with the lease terminations, the Company recorded an impairment charge of $0.6 million.

7. Goodwill and Core Deposit Intangible Asset
The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, for the banking business as of the dates indicated below. The information presented within this Note excludes discontinued operations. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations.

	As of December 31,
	2023	2022
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$557,635
Balances subject to amortization
Core deposit intangible	8,570	10,374
Total goodwill and other intangible assets	$566,205	$568,009
The changes in the carrying value of goodwill for the periods indicated were as follows:

	For the Years Ended December 31,
	2023	2022
	(In thousands)
Balance at beginning of year	$557,635	$557,635
Goodwill recorded during the year	—	—
Balance at end of year	$557,635	$557,635
The following table sets forth the carrying amount of the Company’s core deposit intangible asset, net of accumulated amortization, as of the dates indicated below:

	As of December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core deposit intangible	$11,633	$(3,063)	$8,570	$15,969	$(5,595)	$10,374
Total	$11,633	$(3,063)	$8,570	$15,969	$(5,595)	$10,374
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has identified and assigned goodwill to one reporting unit - the banking business unit.
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
During the second quarter of 2023, as the economic uncertainty impacting the banking industry persisted, the Company exercised the option afforded by ASC 350-20 and bypassed the qualitative assessment, opting to perform the quantitative impairment assessment irrespective of qualitative factors. The assessment included a comparison of the banking business’ book value to the implied fair value using a pricing multiple of the Company’s tangible book value as well as a comparison of the banking business’ book value to its estimated fair value based upon its discounted cash flows. The assessment also included a market capitalization analysis. Based upon the assessment, it was determined there was no impairment of the Company’s goodwill as of June 30, 2023.
The Company performed its annual assessment for the banking business as of September 30, 2023. Similar to the assessment performed as of June 30, 2023, the assessment included a comparison of the banking business’ book value to the implied fair value using a pricing multiple of the Company’s tangible book value as well as a comparison of the banking business’ book value to its estimated fair value based upon its discounted cash flows. The assessment also included a market capitalization analysis. Based upon the assessment, it was determined there was no impairment of the Company’s goodwill as of September 30, 2023. Management performed an additional qualitative assessment as of December 31, 2023, to analyze changes in factors impacting assumptions used in its September 30, 2023 assessment. Based upon that assessment, management concluded that it was not more-likely-than-not that the carrying value of the goodwill of the banking business unit was greater than the fair value as of December 31, 2023 and a quantitative goodwill impairment test was not necessary as of December 31, 2023.
The amortization expense of the Company’s core deposit intangible asset was $1.8 million, $1.2 million, and $0.2 million during the years ended December 31, 2023, 2022, and 2021, respectively.
The original amortization period and remaining useful life of the Company’s core deposit intangible asset is 10.0 years and 4.3 years, respectively. Management performs an assessment of the remaining useful lives of the Company’s intangible assets on a quarterly basis to determine if such lives remain appropriate. As a result of the assessment performed during the second quarter of 2023, management reduced the remaining useful life of its core deposit intangible asset to five years which resulted in an increase in quarterly amortization expense. The effect of the increase on annual amortization expense was not material.
The estimated amortization expense for the remaining useful life of the Company’s core deposit intangible asset is as follows:

Year	(In thousands)
2024	$2,017
2025	2,017
2026	2,017
2027	2,017
2028	502
Total amortization expense	$8,570
8. Deposits
The following table provides a summary of the Company’s deposits as of the dates indicated:

	As of December 31,
	2023	2022
	(In thousands)
Demand	$5,162,218	$6,240,637
Interest checking accounts	3,737,361	4,568,122
Savings accounts	1,323,126	1,831,123
Money market investment	4,664,475	4,710,095
Certificates of deposit	2,709,037	1,624,382
Total deposits	$17,596,217	$18,974,359
At December 31, 2023 and 2022, the Company had a balance of $2.4 million and $2.3 million, respectively, in overdrafts. Overdrafts are included in loans in the Consolidated Balance Sheets.

The following table summarizes certificate of deposits by maturity at December 31, 2023:

	Balance	Percentage of Total
Year	(Dollars in thousands)
2024	$2,683,364	99.1%
2025	15,484	0.6%
2026	5,630	0.2%
2027	2,940	0.1%
2028	1,586	0.1%
Thereafter	33	0.0%
Total certificates of deposit	$2,709,037	100.0%
The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of certificates of deposit equal to or greater than $250,000, as of December 31, 2023 and 2022, was $867.6 million and $239.1 million, respectively.
Included in the certificates of deposit balances above were $50.0 million and $928.6 million of brokered certificates of deposit at December 31, 2023 and 2022, respectively.
9. Borrowed Funds
Borrowed funds were comprised of the following:

	As of December 31,
	2023	2022
	(In thousands)
Short-term FHLB advances	$95	$691,297
Escrow deposits of borrowers	21,978	22,314
Interest rate swap collateral funds	8,500	14,430
Long-term FHLB advances	17,643	12,787
Total borrowed funds	$48,216	$740,828
At December 31, 2023 and 2022, the Company had available and unused borrowing capacity of approximately $775.9 million and $538.9 million, respectively, at the Federal Reserve Discount Window. At December 31, 2023 and 2022, loans with collateral value of $636.8 million and $538.9 million, respectively, and securities with a collateral value of $139.1 million at December 31, 2023 were pledged to the Discount Window. No securities were pledged as collateral to the Federal Reserve Discount Window at December 31, 2022.
At December 31, 2023, the Company had a $2.4 billion collateralized line of credit from the Federal Reserve Bank of Boston through the Bank Term Funding Program. Securities with a collateral value of $2.4 billion at December 31, 2023 were pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program. The Bank Term Funding Program was created by the Federal Reserve in March 2023.
Interest expense on borrowed funds was as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Federal funds purchased	$—	$24	$—
Federal Home Loan Bank advances	19,247	8,263	163
Escrow deposits of borrowers	6	3	2
Interest rate swap collateral funds	722	216	—
Total interest expense on borrowed funds	$19,975	$8,506	$165

A summary of FHLBB advances by maturities were as follows:

	As of December 31,
	2023		2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Within one year	$95	1.50%	$691,297	4.36%
Over one year to three years	3,409	0.73%	2,835	0.86%
Over three years to five years	2,685	1.59%	2,534	1.89%
Over five years	11,549	1.31%	7,418	0.94%
Total Federal Home Loan Bank advances (1)	$17,738	1.25%	$704,084	4.30%
(1)The weighted average interest rate of long-term FHLB advances as of December 31, 2023 and December 31, 2022 was 1.24% and 1.11%, respectively.
At December 31, 2023 and 2022, advances from the FHLBB were secured by stock in the FHLBB, residential real estate loans and commercial real estate loans. The collateral value of residential real estate and commercial real estate loans securing these advances was $1.4 billion and $1.5 billion, respectively, at December 31, 2023, and $1.5 billion and $1.2 billion, respectively, at December 31, 2022. At December 31, 2023 and 2022, the Bank had available and unused borrowing capacity with the FHLBB of approximately $2.9 billion and $2.0 billion, respectively.
As a member of the FHLBB, the Company is required to hold FHLBB stock. At December 31, 2023 and 2022, the Company had investments in the FHLBB of $5.9 million and $41.4 million, respectively. At its discretion, the FHLBB may declare dividends on the stock. Included in other noninterest income in the Consolidated Statements of Income are dividends received of $2.0 million, $0.3 million, and $0.2 million during the years ended December 31, 2023, 2022, and 2021, respectively.

10. Earnings Per Share (“EPS”)
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

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data)
Net income applicable to common shares:
Net (loss) income from continuing operations	$(62,689)	$186,511	$145,531
Net income from discontinued operations	294,866	13,248	9,134
Total net income	$232,177	$199,759	$154,665

Average number of common shares outstanding	175,814,954	179,529,613	186,713,020
Less: Average unallocated ESOP shares	(13,521,934)	(14,019,256)	(14,520,684)
Average number of common shares outstanding used to calculate basic earnings per common share	162,293,020	165,510,357	172,192,336
Common stock equivalents - restricted stock awards and units	110,077	138,214	59,721
Average number of common shares outstanding used to calculate diluted earnings per common share	162,403,097	165,648,571	172,252,057

Basic earnings per share
Basic (loss) earnings per share from continuing operations	$(0.39)	$1.13	$0.85
Basic earnings per share from discontinued operations	1.82	0.08	0.05
Basic earnings per share	$1.43	$1.21	$0.90

Diluted earnings per share
Diluted (loss) earnings per share from continuing operations	$(0.39)	$1.13	$0.85
Diluted earnings per share from discontinued operations	1.82	0.08	0.05
Diluted earnings per share	$1.43	$1.21	$0.90
11. Low Income Housing Tax Credits and Other Tax Credit Investments
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
As of December 31, 2023 and 2022, the Company had $223.4 million and $131.3 million, respectively, in tax credit investments that were included in other assets in the Consolidated Balance Sheets.
When permissible, the Company accounts for its investments in LIHTC projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment in the housing projects is included in other assets on the Consolidated Balance Sheets. The Company will continue to use the proportional amortization method on any new qualifying LIHTC investments.

The following table presents the Company’s investments in LIHTC projects using the proportional amortization method as of the dates indicated:

	As of December 31,
	2023	2022
	(In thousands)
Current recorded investment included in other assets	$221,190	$128,765
Commitments to fund qualified affordable housing projects included in recorded investment noted above	149,207	84,145
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Tax credits and other tax benefits recognized	$11,624	$9,146	$6,484
Amortization expense included in income tax expense	9,577	7,503	5,753
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the Consolidated Balance Sheets and totaled $2.2 million and $2.6 million at December 31, 2023 and 2022, respectively. There were no outstanding commitments related to these investments as of either December 31, 2023 or December 31, 2022.

12. Income Taxes
The information presented within this Note excludes discontinued operations. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations.
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Combined federal and state income tax provisions	$(63,309)	$51,719	$30,464
Effective income tax rates	50.25%	21.71%	17.32%
The Company recorded a net income tax benefit of $63.3 million for the year ended December 31, 2023 compared to net income tax expense of $51.7 million and $30.5 million for the years ended December 31, 2022 and 2021, respectively. The income tax benefit for the year ended December 31, 2023 was primarily due to pretax losses which largely resulted from losses on sales of available for sale securities in the first quarter of 2023. In addition, during the first quarter of 2023, the Company liquidated Market Street Securities Corporation (“MSSC”), a wholly owned subsidiary, and transferred all of MSSC’s assets to Eastern Bank. In connection with the liquidation and subsequent transfer of securities previously held by MSSC to Eastern Bank, the Company recognized an additional deferred income tax benefit of $23.7 million during the first quarter of 2023. This deferred income tax benefit resulted from a state tax rate change applied to the deferred tax asset related to the securities transferred to Eastern Bank.
The provision for income taxes is comprised of the following components:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current tax (benefit) expense:
Federal	$(39,710)	$36,436	$23,923
State	(5,332)	10,021	12,204
Total current tax (benefit) expense	(45,042)	46,457	36,127
Deferred tax (benefit) expense:
Federal	1,219	(1,028)	(7,984)
State	(19,486)	6,290	2,321
Total deferred tax (benefit) expense	(18,267)	5,262	(5,663)
Total income tax (benefit) expense	$(63,309)	$51,719	$30,464
A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate is detailed below:

	For the Year Ended December 31,
	2023		2022		2021
	(Dollars in thousands)
Income tax (benefit) expense at statutory rate	$(26,458)	21.00%	$50,029	21.00%	$36,959	21.00%
(Decrease) increase resulting from:
State income tax, net of federal tax benefit (1)	(19,606)	15.56%	12,885	5.41%	11,475	6.53%
Valuation allowance	—	—%	(700)	(0.29)%	(11,300)	(6.42)%
Amortization of qualified low-income housing investments	9,577	(7.60)%	7,503	3.15%	5,753	3.27%
Tax credits	(9,183)	7.29%	(7,300)	(3.06)%	(6,539)	(3.72)%
Tax-exempt income	(14,161)	11.24%	(10,298)	(4.32)%	(5,665)	(3.22)%
Other, net	(3,478)	2.76%	(400)	(0.17)%	(219)	(0.12)%
Actual income tax (benefit) expense	$(63,309)	50.25%	$51,719	21.71%	$30,464	17.32%
(1)Includes state tax benefit associated with MSSC liquidation of $23.7 million for the year ended December 31, 2023 described above.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Unrealized loss on available for sale securities	$193,134	$254,502
Allowance for loan losses	45,189	43,686
Cash flow hedges	12,302	18,192
Leases	15,664	14,858
Charitable contribution limitation carryover	4,844	12,273
Investment losses	7,339	7,918
Accrued expenses	10,042	5,426
Fixed assets	4,142	4,287
Loan basis difference fair value adjustments	3,455	4,009
Employee benefits	—	354
PPP loans fee income	—	58
Other	2,061	2,083
Total deferred tax assets	298,172	367,646
Deferred tax liabilities:
Amortization of intangibles	9,660	16,439
Lease obligation	14,284	13,933
Partnerships	1,971	2,340
Trading securities	3,405	938
Employee benefits	824	—
Other	1,843	2,033
Total deferred tax liabilities	31,987	35,683
Net deferred income tax assets	$266,185	$331,963
The Company assesses the realizability of deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. As of December 31, 2020, the Company had established a valuation allowance of $12.0 million related to the $91.3 million stock donation and the $3.7 million cash contribution to the Eastern Bank Foundation. Based upon the level of available historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are realizable, a release of $11.3 million was recorded during the year ended December 31, 2021. As of December 31, 2022, management made a similar determination and, accordingly, recorded a release of the remaining $0.7 million. As of December 31, 2023, management believes it is more likely than not that the Company will realize the entirety of its net deferred tax assets.
Management performed an evaluation of the Company’s uncertain tax positions as of December 31, 2023 and 2022 and determined that liabilities for unrecognized tax benefits of $3.8 million and $6.0 million, respectively, was needed related to state tax positions. The decrease was primarily due to a reversal of $2.2 million recognized during the year ended December 31, 2023.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the periods indicated:

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Beginning	$5,782	$7,923	$—
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	7,923
Reductions related to settlements with taxing authorities	—	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(2,279)	(2,141)	—
Ending	$3,503	$5,782	$7,923
As of December 31, 2023, the amount that would reduce the effective tax rate, if recognized, is $3.8 million. The reduction in the effective tax rate is inclusive of the federal benefit for unrecognized state tax benefits, and accrued interest and penalties. The entire balance of unrecognized tax benefits, if recognized, would favorably affect the Company’s effective income tax rate. The Company recognizes penalties and accrued interest related to unrecognized tax benefits in tax expense. Accrued penalties and interest amounted to $1.0 million and $1.5 million at December 31, 2023 and 2022, respectively. The change in accrued penalties and interest for the current year impacted the Consolidated Statements of Income as a component of income tax expense by $0.5 million. During the year ended December 31, 2023, $2.3 million of unrecognized state tax benefits and $0.7 million of interest and penalties reversed upon expiration of the statute of limitations for the tax year to which the reserve was related. Management anticipates that approximately $1.9 million of unrecognized state tax benefits and $0.8 million of interest and penalties will reverse in 2024 upon expiration of the statute of limitations for the tax year to which the reserve is related.
The Company had no net operating loss carryforwards for federal or state income tax purposes at December 31, 2023 and 2022, respectively.
At December 31, 2023, the Bank’s federal pre-1988 reserve, for which no federal income tax provision has been made, was approximately $20.8 million. Under current federal law, these reserves are subject to recapture into taxable income, should the Company make non-dividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.
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
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2020.
The Company invests in low-income affordable housing and renewable energy projects which provide the Company with tax benefits, including tax credits, generally over a period of approximately 5-15 years. When permissible, the Company accounts for its investments in Low Income Housing Tax Credit (“LIHTC”) projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment performance in the housing projects is included in other assets in the Consolidated Balance Sheets. The Company will continue to use the proportional amortization method on any new qualifying LIHTC investments. During the years ended December 31, 2023 and 2022, the Company generated federal tax credits primarily from LIHTC investments of $9.2 million and $7.3 million, respectively. During the years ended December 31, 2023 and 2022, the Company generated state tax credits from LIHTC investments of $0.4 million and less than $0.1 million, respectively. The Company treats the investment tax credits received as a reduction of federal income taxes for the year in which the credit arises using the flow-through method (i.e., the credit flows directly through the statement of income in the year of purchase). For additional information on these investments, refer to Note 11, “Low Income Housing Tax Credits and Other Tax Credit Investments.”
13. Shareholders’ Equity
Dividends

Information regarding dividends declared and paid is presented in the following table for the periods indicated:

	Dividends Declared per Share	Dividends Declared	Dividends Paid
	(In millions, except per share data)
Three Months Ended March 31, 2023	$0.10	$16.3	$16.2
Three Months Ended June 30, 2023	$0.10	$16.4	$16.3
Three Months Ended September 30, 2023	$0.10	$16.4	$16.2
Three Months Ended December 31, 2023	$0.11	$18.0	$18.0

Three Months Ended March 31, 2022	$0.10	$17.1	$16.9
Three Months Ended June 30, 2022	$0.10	$16.7	$16.5
Three Months Ended September 30, 2022	$0.10	$16.5	$16.3
Three Months Ended December 31, 2022	$0.10	$16.3	$16.1
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
As of December 31, 2023 and 2022, the Company was categorized as “well-capitalized” based on the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain (1) a minimum total regulatory capital ratio of 10%; (2) a minimum common equity Tier 1 capital ratio of 6.5%; (3) a minimum Tier 1 capital ratio of 8% and (4) a minimum Tier 1 leverage ratio of 5%. Management believes that the Company met all capital adequacy requirements to which it is subject as of December 31, 2023 and 2022. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
The Company’s actual capital amounts and ratios are presented in the following table as of the dates indicated:

	Actual		For Capital Adequacy		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023
Total regulatory capital (to risk-weighted assets)	$3,187,130	19.55%	$1,304,508	≥8%	$1,630,634	≥10%
Common equity Tier 1 capital (to risk-weighted assets)	3,024,288	18.55	733,785	≥4.5	1,059,912	≥6.5
Tier 1 capital (to risk-weighted assets)	3,024,288	18.55	978,381	≥6	1,304,508	≥8
Tier 1 capital (to average assets) leverage	3,024,288	14.00	864,206	≥4	1,080,258	≥5
As of December 31, 2022
Total regulatory capital (to risk-weighted assets)	$2,906,742	17.89%	$1,299,657	≥8%	$1,624,571	≥10%
Common equity Tier 1 capital (to risk-weighted assets)	2,751,694	16.94	731,057	≥4.5	1,055,971	≥6.5
Tier 1 capital (to risk-weighted assets)	2,751,694	16.94	974,743	≥6	1,299,657	≥8
Tier 1 capital (to average assets) leverage	2,751,694	12.03	915,233	≥4	1,144,041	≥5

The Company is subject to various capital requirements in connection with seller/servicer agreements that have been entered into with secondary market investors. Failure to maintain minimum capital requirements could result in an inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on the Company’s financial statements. Management believes that the Company met all capital requirements in connection with seller/servicer agreements as of December 31, 2023 and 2022.

15. Employee Benefits
Pension Plans
The Company provides pension benefits for its employees using a noncontributory, qualified defined benefit plan, through membership in SBERA. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in the association. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range of 49% to 63% of total common and collective trust portfolio assets. The remainder of the common and collective trust’s portfolio is allocated to fixed income securities with a target range of 28% to 42% and other investments, including global asset allocation and hedge funds, from 3% to 15%. The Trustees of SBERA, through SBERA's Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis and performance measurement, and to assist with manager searches. The overall investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings.
In connection with the Company’s acquisition of Century during the year ended December 31, 2021, the Company acquired Century’s Qualified Defined Benefit Pension Plan. At the time of the acquisition, the plan had been frozen to new participants since 2006, and all participants in the plan were fully vested. Additionally, all Century employees retained following the acquisition were eligible to join the Company’s Defined Benefit Plan to the extent that eligibility requirements were satisfied based upon such employees’ prior service with Century. In connection with the sale of its insurance agency business, the Company amended its Defined Benefit Plan to allow for accelerated vesting for any employees of the insurance agency business and several employees of the Bank transitioning to Gallagher who were otherwise not vested in the Defined Benefit Plan at the time of sale.
The Company has a BEP to provide retirement benefits to certain employees whose retirement benefits under the Defined Benefit Plan are limited per the Internal Revenue Code. In connection with the Company’s acquisition of Century, any Century employee retained following the acquisition and whose retirement benefits under the Defined Benefit Plan are limited per the Internal Revenue Code were added to the BEP. Additionally, such Century employees were credited for prior service with Century for purposes of determining vesting and eligibility pursuant to the BEP. In connection with the sale of its insurance agency business, the Company amended the BEP to allow for accelerated vesting for all employees of the insurance agency business and several employees of the Bank transitioning to Gallagher who were participating in the BEP and were otherwise not vested in the BEP at the time of sale. In addition, the Company amended the vesting criteria for the BEP to align with that of the Defined Benefit Plan, so that all BEP participants have been credited with service vesting in the same manner and vest according to the same three year cliff vesting schedule as provided under the Defined Benefit Plan.
The Company has a DB SERP which provides certain retired officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. In connection with the Company’s acquisition of Century, the Company acquired Century’s Supplemental Executive Insurance/Retirement Plan (the “Supplemental Plan”). Upon completion of the acquisition, the Supplemental Plan was merged for accounting purposes only into the Company’s DB SERP, but it continues to be administered according to its terms. Further, the plan document of the Century Supplemental Plan contained change in control provisions which became effective upon the Company’s acquisition of Century. Accordingly, all participants of the Century Supplemental Plan were deemed to be fully vested upon the closing of the acquisition.
The Company has a ODRCP which provides pension benefits to outside directors who retire from service. Effective December 31, 2020, the Company closed the ODRCP to new participants and froze benefit accruals for active participants.
Refer to Note 2, Summary of Significant Accounting Policies, for additional discussion of the Company’s pension plans.

Obligations and Funded Status
The funded status and amounts recognized in the Company’s Consolidated Financial Statements for the Defined Benefit Plan, the BEP, the DB SERP, and the ODRCP are set forth in the following table:

	As of and for the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of the year	$362,530	$501,507	$361,147
Service cost (1)	24,474	31,382	31,660
Interest cost	17,559	10,582	5,694
Amendments	1,351	—	(1,106)
Actuarial loss (gain)	13,943	(133,282)	(1,697)
Acquisitions	—	—	125,854
Benefits paid	(20,493)	(47,659)	(20,045)
Benefit obligation at end of the year	$399,364	$362,530	$501,507

Change in plan assets:
Fair value of plan assets at beginning of year	$419,366	$546,056	$449,643
Actual return on plan assets	63,811	(91,474)	50,879
Acquisitions	—	—	63,468
Employer contribution	5,680	12,443	2,111
Benefits paid	(20,493)	(47,659)	(20,045)
Fair value of plan assets at end of year	468,364	419,366	546,056
Overfunded status	$69,000	$56,836	$44,549

Reconciliation of funding status:
Past service credit	$80,090	$108,909	$120,792
Unrecognized net loss	(69,697)	(99,002)	(128,402)
Prepaid benefit cost	58,607	46,929	52,159
Overfunded status	$69,000	$56,836	$44,549

Accumulated benefit obligation	$399,364	$362,530	$501,507

Amounts recognized in accumulated other comprehensive income (“AOCI”), net of tax:
Unrecognized past service credit	$57,501	$78,295	$86,837
Unrecognized net loss	(50,039)	(71,172)	(92,308)
Net amount	$7,462	$7,123	$(5,471)
(1)Includes service costs related to employees of our insurance agency business. Refer to the later discussion within the “Components of Net Periodic Benefit Cost” section within this Note for further discussion.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2022. Accordingly, during the year ended December 31, 2023, there were no contributions to the Defined Benefit Plan. Similarly, in accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan year beginning November 1, 2021. However, the Company made a discretionary contribution to the Defined Benefit Plan of $7.2 million during the year ended December 31, 2022. The Company expects to make no contribution during the plan year beginning November 1, 2023.
The net actuarial loss of $13.9 million during the year ended December 31, 2023 was primarily attributable to a decrease in the discount rate assumptions used for determining the benefit obligation which was partially offset by higher returns on plan assets than initially expected. The net actuarial gain of $133.3 million during the year ended December 31, 2022 was primarily attributable to higher returns on plan assets than initially expected and an increase in the discount rate assumptions which were partially offset by changes in demographic assumptions and in the participant mortality rate assumption. The net actuarial loss of $(1.7) million during the year ended December 31, 2021 was primarily attributable to a decrease in the discount rate assumptions used for determining the benefit obligation in that year from the corresponding prior year.
Actuarial Assumptions
The assumptions used in determining the benefit obligations at December 31, 2023 and 2022 were as follows:

	DB Plan		BEP		DB SERP		ODRCP
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Discount rate	4.99%	5.18%	4.89%	5.07%	4.96%	5.18%	4.91%	5.13%
Rate of increase in compensation levels	4.50%	4.50%	4.50%	4.50%	—%	—%	—%	—%
Interest rate credit for determining projected cash balance	4.47%	3.55%	4.47%	3.55%	—%	—%	—%	—%
The assumptions used in determining the net periodic benefit cost for the years ended December 31, 2023, 2022, and 2021 were as follows:

	DB Plan
	For the Year Ended December 31,
	2023	2022	2021
Discount rate - benefit cost	5.18%	2.65%	2.26%
Rate of compensation increase	4.50%	4.50%	5.25%
Expected rate of return on plan assets	7.50%	7.00%	7.50%
Interest rate credit for determining projected cash balance	3.55%	3.50%	3.50%

	BEP
	For the Year Ended December 31,
	2023	2022	2021
Discount rate - benefit cost	5.07%	2.32%	1.77%
Rate of compensation increase	4.50%	4.50%	5.25%
Interest rate credit for determining projected cash balance	3.55%	3.50%	3.50%

	DB SERP
	For the Year Ended December 31,
	2023	2022	2021
Discount rate - benefit cost	5.18%	2.68%	1.63%

	ODRCP
	For the Year Ended December 31,
	2023	2022	2021
Discount rate - benefit cost	5.13%	2.32%	1.81%
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
Plan Assets
The Company owns a percentage of the SBERA defined benefit common collective trust. Based upon this ownership percentage, plan assets managed by SBERA on behalf of the Company amounted to $468.4 million and $419.4 million at December 31, 2023 and 2022, respectively. Investments held by the common collective trust include Level 1, 2 and 3 assets such as: collective funds, equity securities, mutual funds, hedge funds and short-term investments. The Fair Value Measurements and Disclosures Topic of the FASB ASC stipulates that an asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As such, the Company classifies its interest in the common collective trust as a Level 3 asset.
The table below presents a reconciliation of the Company’s interest in the SBERA common collective trust during the years indicated:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Balance at beginning of year	$419,366	$546,056
Net realized and unrealized gains and (losses)	63,811	(91,474)
Contributions	—	7,222
Benefits paid	(14,813)	(42,438)
Balance at end of year	$468,364	$419,366
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Components of net periodic benefit cost:
Service cost (1)	$24,474	$31,382	$31,660
Interest cost	17,559	10,582	5,694
Expected return on plan assets	(30,127)	(35,486)	(33,333)
Past service credit	(11,560)	(11,882)	(11,796)
Recognized net actuarial loss	9,563	11,032	13,400
Curtailment (2)	(15,908)	—	—
Settlement	—	12,045	—
Net periodic benefit cost	$(5,999)	$17,673	$5,625
(1)Includes service costs related to employees of our insurance agency business. Such service costs were included in net income from discontinued operations as such costs are no longer incurred by the Company following the sale of the insurance agency business in October 2023. All other costs included in the determination of the benefit obligation for the Defined Benefit Plan and the BEP were included in net income from continuing operations as the Bank will assume the related liability upon dissolution of its Eastern Insurance Group subsidiary. Service costs included in net income from discontinued operations and included in the above table were $5.1 million, $7.5 million, and $7.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)The pension curtailment gain recognized during the year ended December 31, 2023 is included in discounted operations. Refer to the below discussion under “Pension Curtailment and Settlement” for further discussion.
Except as indicated above as it relates to service costs included in discontinued operations, service costs for the Defined Benefit Plan, the BEP, and the DB SERP are recognized within salaries and employee benefits in the Consolidated Statement of Income. In addition, as indicated above, the pension curtailment gain is also included in discontinued operations within the gain on sale of discontinued operations. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
Pension Curtailment and Settlement
As discussed in the earlier “Pension Plans” section, during the year ended December 31, 2023 and in connection with the sale of its insurance agency business, the Company remeasured the plan assets and obligations of the Defined Benefit Plan and the obligations of the BEP to determine the resulting curtailment gain or loss. As a result and in accordance with ASC 715-30, “Compensation-Retirement Benefits - Defined Benefit Plans,” the Company recognized a curtailment gain upon completion of the sale of the insurance agency business associated with the prior service credits attributable to the employees of the insurance agency business, all of which transferred to Gallagher. The Company determined, with assistance from its actuaries, the amount of the resulting non-cash curtailment amount to be a gain of $15.9 million which was included in the gain on sale of the insurance agency business.

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
Benefits expected to be paid
The following table summarizes estimated benefits to be paid from the Defined Benefit Plan and BEP for the plan years beginning on November 1, and the DB SERP and ODRCP for the plan years beginning January 1:

Year	(In thousands)
2024	$46,490
2025	32,612
2026	33,261
2027	35,240
2028	37,175
In aggregate for 2029-2033	186,883
Employee Tax Deferred Incentive Plan
The Company has an employee tax deferred incentive plan, otherwise known as a 401(k) plan, under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan. The amount contributed by the Company is included in salaries and employee benefits expense. The amounts contributed to the plan for the years ended December 31, 2023, 2022, and 2021, were $5.2 million, $5.0 million and $4.6 million, respectively.
Defined Contribution Supplemental Executive Retirement Plan
The Company’s DC SERP, a defined contribution supplemental executive retirement plan, allows certain senior officers to earn benefits calculated as a percentage of their compensation. The participant benefits are adjusted based upon a deemed investment performance of measurement funds selected by the participant. These measurement funds are for tracking purposes and are used only to track the performance of a mutual fund, market index, savings instrument, or other designated investment or portfolio of investments. The Company recorded expense related to the DC SERP of $0.1 million, $0.4 million and $0.9 million in the years ended December 31, 2023, 2022, and 2021, respectively. The total amount due to participants under this plan was included in other liabilities on the Company’s Consolidated Balance Sheets and amounted to $20.3 million and $17.3 million at December 31, 2023 and 2022, respectively. Effective December 31, 2021, the Company closed the DC SERP to new participants and froze benefit accruals for active participants.
Deferred Compensation Plans
The Company sponsors three plans which allow for elective compensation deferrals by directors, former trustees, and certain senior-level employees. Each plan allows its participants to designate deemed investments for deferred amounts from certain options which include diversified choices, such as exchange traded funds and mutual funds. Portfolios with various risk profiles are available to participants with the approval of the Compensation Committee of the Board of Directors. The Company purchases and sells investments which track the deemed investment choices, so that it has available funds to meet its payment liabilities. Deferred amounts, adjusted for deemed investment performance, are paid at the time of a participant designated date or event, such as separation from service, death, or disability. The total amounts due to participants under the three plans were included in other liabilities on the Company’s Consolidated Balance Sheets and amounted to $28.2 million and $25.4 million at December 31, 2023 and 2022, respectively.

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
Assets held in rabbi trust accounts by plan type, at fair value, were as follows:

	As of December 31,
	2023	2022
	(In thousands)
DB SERP	$16,349	$17,209
BEP	18,656	11,734
ODRCP	2,819	3,670
DC SERP	20,785	17,764
Deferred compensation plans	28,826	25,909
Total rabbi trust assets	$87,435	$76,286
The following tables present the book value, net unrealized gain or loss, and market value of assets held in rabbi trust accounts by asset type:

	As of December 31, 2023			As of December 31, 2022
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$12,269	$—	$12,269	$5,575	$—	$5,575
Equities (1)	56,140	12,869	69,009	60,056	3,626	63,682
Fixed income	6,676	(519)	6,157	7,799	(770)	7,029
Total assets	$75,085	$12,350	$87,435	$73,430	$2,856	$76,286
(1)Equities include mutual funds and other exchange-traded funds.
The Company had equity securities held in rabbi trust accounts of $69.0 million and $63.7 million as of December 31, 2023 and 2022, respectively. Included in the equity securities presented in the tables above are exchange-traded mutual funds which had a net asset value of $48.9 million and $38.9 million as of December 31, 2023 and 2022, respectively.

16. Share-Based Compensation
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
The Company accounts for its ESOP in accordance with FASB ASC 718-40, "Compensation – Stock Compensation". Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying Consolidated Balance Sheets. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference is credited or debited to equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s Consolidated Balance Sheets. Dividends on unallocated shares are used to pay the ESOP debt.
The following table presents the amount of compensation expense associated with the ESOP and the amount of the loan payments made by the ESOP, including the portions related to principal and interest, for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Compensation expense	$7,129	$9,923	$9,408
Annual loan payment:
Interest	9,374	4,724	4,826
Principal	2,914	3,147	3,045
Total loan payment	$12,288	$7,871	$7,871
The number of shares committed to be released per year is estimated to be 495,339 through 2049 and 392,141 in the year 2050.
The following table presents share information held by the ESOP:

	As of December 31,
	2023	2022
	(Dollars in thousands)
Allocated shares	1,541,971	1,046,850
Shares committed to be released	103,230	104,464
Unallocated shares (suspense shares)	13,270,932	13,769,628
Total shares	14,916,133	14,920,942
Fair value of unallocated shares	$188,447	$237,526
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
As of December 31, 2023 and 2022, there were 4,872,494 shares and 5,302,256 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both December 31, 2023 and 2022, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Years Ended December 31,
	2023		2022
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	525,460	$20.08	683,056	$20.13
Granted	47,820	11.50	31,559	19.17
Vested	(152,880)	19.95	(136,609)	20.13
Forfeited	—	—	(52,546)	20.08
Non-vested restricted stock at end of year	420,400	$19.15	525,460	$20.08
During the year ended December 31, 2021, 683,056 RSA shares were granted which had a total grant date fair value of $13.7 million. During the year ended December 31, 2023, 152,880 RSA awards vested. Such awards had a grant date fair value of $3.0 million. During the year ended December 31, 2022, 136,609 RSA awards had vested. Such awards had a grant date fair value of $2.7 million.
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Years Ended December 31,
	2023		2022
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	972,325	$21.08	—	$—
Granted	318,577	15.63	978,364	21.08
Vested (1)	(302,908)	21.08	—	—
Forfeited	(35,993)	15.73	(6,039)	21.08
Non-vested restricted stock at end of year	952,001	$19.46	972,325	$21.08
(1)Includes 95,808 shares withheld upon settlement for employee taxes.
During the year ended December 31, 2023, 302,908 RSU awards vested. Such awards had a grant date fair value of $6.4 million. As of December 31, 2022, no RSU awards had vested. During the year ended year ended December 31, 2021, no RSU awards were granted.

The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Years Ended December 31,
	2023		2022
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	533,676	$21.12	—	$—
Granted	108,984	10.16	533,676	21.12
Forfeited	(9,626)	10.16	—	—
Non-vested restricted stock at end of year	633,034	$19.40	533,676	$21.12
As of December 31, 2023, no PSU awards had vested. As of December 31, 2022, no PSU awards had vested. During the year ended year ended December 31, 2021, no PSU awards were granted.
The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	For the Years Ended December 31,
	2023	2022	2021
	(In millions)
Share-based compensation expense	$16.5	$10.5	$0.2
Related tax benefit (1)	4.7	3.0	0.1
(1)Estimated based upon the Company’s statutory rate for the respective period.
As of December 31, 2023 and 2022, there was $26.8 million and $34.6 million, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan, as applicable. As of December 31, 2023, this cost is expected to be recognized over a weighted average remaining period of approximately 2.2 years. As of December 31, 2022, this cost was expected to be recognized over a weighted average remaining period of approximately 3.3 years.
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of December 31,
	2023	2022
	(In Thousands)
Commitments to extend credit	$6,027,356	$5,680,438
Standby letters of credit	58,632	65,154
Forward commitments to sell loans	9,198	10,008
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
The FDIC also announced that, as required by the FDIA, any losses to the Deposit Insurance Fund (“DIF”) to support uninsured depositors would be recovered by a special assessment. On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of SVB and Signature Bank, as required by the FDIA. The assessment base for the special assessments is equal to an insured depository institution’s (“IDI”) estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis after the receiverships for SVB and Signature Bank terminate. The final rule set an effective date of April 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024, with an invoice payment date of June 28, 2024).
The Company, based on the FDIC’s November 2023 final rule regarding a special assessment, determined that the total pre-tax amount of the Bank’s special assessment will be approximately $10.8 million, although the timing, amount and allocation of that special assessment remain subject to any actions by the FDIC, as described above, to cease collection early, extend the collection period, and impose a final shortfall special assessment. In accordance with ASC 450, Contingencies, the Company recognized the special assessment estimate of $10.8 million in full upon finalization of the rule in the fourth quarter of 2023.
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

As of December 31, 2023
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	3.57	5.35%	3.02%	$(883)
Total	$2,400,000				$(883)
(1)The fair value included a net accrued interest payable balance of $2.6 million as of December 31, 2023. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the CME from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is four years.
The Company expects approximately $38.5 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of December 31, 2023. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of December 31, 2023.
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
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Unrealized gains on terminated hedges included in AOCI — January 1	$46	$10,239	$41,473
Unrealized gains on terminated hedges arising during the period	—	—	—
Reclassification adjustments for amortization of unrealized (gains) into net interest income	(46)	(10,193)	(31,234)
Unrealized gains on terminated hedges included in AOCI — December 31	$—	$46	$10,239
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	As of December 31, 2023
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	356	$2,405,835
Risk participation agreements	78	323,957
Foreign exchange contracts:
Matched commercial customer book	98	87,601
Foreign currency loan	10	10,242

	As of December 31, 2022
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	382	$2,404,003
Risk participation agreements	63	241,029
Foreign exchange contracts:
Matched commercial customer book	32	7,877
Foreign currency loan	5	13,948
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2023	Fair Value at December 31, 2022	Balance Sheet Location	Fair Value at December 31, 2023	Fair Value at December 31, 2022
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$10	$16	Other liabilities	$893	$2,417
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$19,535	$23,567	Other liabilities	$61,217	$78,577
Risk participation agreements	Other assets	151	78	Other liabilities	106	130
Foreign currency exchange contracts — matched customer book	Other assets	760	198	Other liabilities	672	205
Foreign currency exchange contracts — foreign currency loan	Other assets	—	2	Other liabilities	187	93
		$20,446	$23,845		$62,182	$79,005
Total		$20,456	$23,861		$63,075	$81,422
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Derivatives designated as hedges:
Loss in OCI on derivatives	$(24,855)	$(69,010)	$—
(Loss) gain reclassified from OCI into interest income (effective portion)	$(48,795)	$9,580	$31,234
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	$—	$—	$—
Other income	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
(Loss) gain recognized in interest rate swap income	$(274)	$4,324	$4,962
Gain recognized in interest rate swap income for risk participation agreements	97	213	243
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	95	(22)	1
Foreign currency loan	(96)	(4)	(27)
Total (loss) gain for derivatives not designated as hedges	$(178)	$4,511	$5,179
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
Cleared derivative transactions are with CME and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At December 31, 2023, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.4 million. At December 31, 2022, the Company had no exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values. In addition, at December 31, 2023 and 2022, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $85.9 million and $84.1 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At December 31, 2023, there were $1.9 million of customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. At December 31, 2022 there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At December 31, 2023 and 2022, the Company had posted collateral in the form of cash amounting to $3.0 million and $1.0 million, respectively, which was considered to be a restricted asset and was included in other short-term investments within the Company’s Consolidated Balance Sheets. If the Company had breached any of these provisions at December 31, 2023 or 2022, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of December 31, 2023 and December 31, 2022, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $10.5 million and $8.3 million, respectively, and forward sale commitments of $9.2 million and $10.0 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded net gains/(losses) related to the change in fair value of commitments to originate and sell mortgage loans of less than $0.1 million, $(0.2) million and $(0.7) million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2023 was $0.1 million and less than $0.1 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2022 was less than $0.1 million and $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
19. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of December 31, 2023 and 2022, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its financial position, as of the dates indicated:

	As of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Interest rate swaps designated as cash flow hedges	$10	$—	$10	$—	$—	$10
Customer-related positions:
Interest rate swaps	19,535	—	19,535	4,871	(8,500)	6,164
Risk participation agreements	151	—	151	—	—	151
Foreign currency exchange contracts – matched customer book	760	—	760	—	—	760
	$20,456	$—	$20,456	$4,871	$(8,500)	$7,085
Derivative Liabilities
Interest rate swaps designated as cash flow hedges	$893	$—	$893	$—	$893	$—
Customer-related positions:
Interest rate swaps	61,217	—	61,217	4,871	1,860	54,486
Risk participation agreements	106	—	106	—	—	106
Foreign currency exchange contracts – matched customer book	672	—	672	—	—	672
Foreign currency exchange contracts – foreign currency loan	187	—	187	—	—	187
	$63,075	$—	$63,075	$4,871	$2,753	$55,451

	As of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Interest rate swaps designated as cash flow hedges	$16	$—	$16	$—	$—	$16
Customer-related positions:
Interest rate swaps	23,567	—	23,567	381	(14,430)	8,756
Risk participation agreements	78	—	78	—	—	78
Foreign currency exchange contracts – matched customer book	198	—	198	—	—	198
Foreign currency exchange contracts – foreign currency loan	2	—	2	—	—	2
	$23,861	$—	$23,861	$381	$(14,430)	$9,050
Derivative Liabilities
Interest rate swaps designated as cash flow hedges	$2,417	$—	$2,417	$—	$2,417	$—
Customer-related positions:
Interest rate swaps	78,577	—	78,577	381	—	78,196
Risk participation agreements	130	—	130	—	—	130
Foreign currency exchange contracts – matched customer book	205	—	205	—	—	205
Foreign currency exchange contracts – foreign currency loan	93	—	93	—	—	93
	$81,422	$—	$81,422	$381	$2,417	$78,624
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
The fair value of other debt securities, which were held at December 31, 2022 and had matured as of December 31, 2023, were estimated using a valuation matrix with inputs including observable bond interest rate tables, recent transactions, and yield relationships. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
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
The fair value of other U.S. government agency obligations were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $48.9 million and $38.9 million at December 31, 2023 and 2022, respectively. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at December 31, 2023 and 2022, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,780,638	$—	$2,780,638	$—
Government-sponsored commercial mortgage-backed securities	1,124,376	—	1,124,376	—
U.S. Agency bonds	216,011	—	216,011	—
U.S. Treasury securities	95,152	95,152	—	—
State and municipal bonds and obligations	191,344	—	191,344	—
Rabbi trust investments	87,435	81,278	6,157	—
Loans held for sale	1,124	—	1,124	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	10	—	10	—
Customer-related positions	19,535	—	19,535	—
Risk participation agreements	151	—	151	—
Foreign currency forward contracts
Matched customer book	760	—	760	—
Mortgage derivatives	69	—	69	—
Total	$4,516,605	$176,430	$4,340,175	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$893	$—	$893	$—
Customer-related positions	61,217	—	61,217	—
Risk participation agreements	106	—	106	—
Foreign currency forward contracts
Matched customer book	672	—	672	—
Foreign currency loan	187	—	187	—
Mortgage derivatives	36	—	36	—
Total	$63,111	$—	$63,111	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$4,111,908	$—	$4,111,908	$—
Government-sponsored commercial mortgage-backed securities	1,348,954	—	1,348,954	—
U.S. Agency bonds	952,482	—	952,482	—
U.S. Treasury securities	93,057	93,057	—	—
State and municipal bonds and obligations	183,092	—	183,092	—
Other debt securities	1,285	—	1,285
Rabbi trust investments	76,286	69,257	7,029	—
Loans held for sale	4,543	—	4,543	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	16	—	16	—
Customer-related positions	23,567	—	23,567	—
Risk participation agreements	78	—	78	—
Foreign currency forward contracts
Matched customer book	198	—	198	—
Foreign currency loan	2	—	2	—
Mortgage derivatives	62	—	62	—
Total	$6,795,530	$162,314	$6,633,216	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$2,417	$—	$2,417	$—
Customer-related positions	78,577	—	78,577	—
Risk participation agreements	130	—	130	—
Foreign currency forward contracts
Matched customer book	205	—	205	—
Foreign currency loan	93	—	93	—
Mortgage derivatives	58	—	58	—
Total	$81,480	$—	$81,480	$—
There were no transfers to or from Level 1, 2 and 3 during the years ended December 31, 2023 and 2022.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2023 nor December 31, 2022.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of December 31, 2023 and 2022.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$27,874	$—	$—	$27,874

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$16,432	$—	$—	$16,432
For the valuation of the collateral-dependent loans, the Company relies primarily on third-party valuation information from certified appraisers, and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. Depending on the type of underlying collateral, valuations may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

Disclosures about Fair Value of Financial Instruments
The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2023	Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$254,752	$230,319	$—	$230,319	$—
Government-sponsored commercial mortgage-backed securities	194,969	174,503	—	174,503	—
Loans, net of allowance for loan losses	13,799,367	13,145,455	—	—	13,145,455
FHLB stock	5,904	5,904	—	5,904	—
Bank-owned life insurance	164,702	164,702	—	164,702	—
Liabilities
Deposits	$17,596,217	$17,593,214	$—	$17,593,214	$—
FHLB advances	17,738	15,366	—	15,366	—
Escrow deposits of borrowers	21,978	21,978	—	21,978	—
Interest rate swap collateral funds	8,500	8,500	—	8,500	—

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2022	Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$276,493	$246,343	$—	$246,343	$—
Government-sponsored commercial mortgage-backed securities	200,154	176,883	—	176,883	—
Loans, net of allowance for loan losses	13,420,317	13,149,096	—	—	13,149,096
FHLB stock	41,363	41,363	—	41,363	—
Bank-owned life insurance	160,790	160,790	—	160,790	—
Liabilities
Deposits	$18,974,359	$18,960,407	$—	$18,960,407	$—
FHLB advances	704,084	702,954	—	702,954	—
Escrow deposits of borrowers	22,314	22,314	—	22,314	—
Interest rate swap collateral funds	14,430	14,430	—	14,430	—
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
The information presented within this Note excludes discontinued operations. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations.
Performance obligations
The Company’s performance obligations are generally satisfied either at a point in time or over time, as services are rendered. Unsatisfied performance obligations at the report date are not material to the Company’s Consolidated Financial Statements.
A portion of the Company's noninterest (loss)/income is derived from contracts with customers within the scope of ASC 606. The Company has disaggregated such revenues by type of service, as presented in the table below. These categories reflect how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Service charges on deposit accounts	$28,631	$30,392	$24,271
Trust and investment advisory fees	24,264	23,593	24,588
Debit card processing fees	13,469	12,644	12,118
Other non-interest income	10,502	10,670	8,446
Total noninterest income in-scope of ASC 606	76,866	77,299	69,423
Total noninterest (loss) income out-of-scope of ASC 606	(314,619)	(549)	28,014
Total noninterest (loss) income	$(237,753)	$76,750	$97,437
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

Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.6 million and $2.1 million as of December 31, 2023 and 2022 respectively, and were included in other assets on the Consolidated Balance Sheets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.4 million and 0.3 million as of December 31, 2023 and 2022, respectively, and were included in other assets on the Consolidated Balance Sheets.
Other Noninterest Income
The Company earns various types of other noninterest income that have been aggregated into one general revenue stream in the table noted above. Noninterest income in-scope of ASC 606 includes, but is not limited to, the following types of revenue with customers: safe deposit rent, ATM surcharge fees and customer checkbook fees. Individually, these sources of noninterest income are not material.

22. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax benefit (expense) allocated to each component of other comprehensive income (loss):

	For the Year Ended December 31, 2023
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$47,104	$(9,731)	$37,373
Less: reclassification adjustment for losses included in net income	(333,170)	74,630	(258,540)
Net change in fair value of securities available for sale	380,274	(84,361)	295,913
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges(1)	(24,855)	8,165	(16,690)
Less: net cash flow hedge losses reclassified into interest income(1)	(48,795)	13,517	(35,278)
Net change in fair value of cash flow hedges	23,940	(5,352)	18,588
Defined benefit pension plans:
Change in actuarial net loss	19,742	(5,547)	14,195
BEP and Defined Benefit Plan amendments - accelerated vesting	(1,351)	381	(970)
Less: amortization of actuarial net loss	(9,563)	2,693	(6,870)
Less: BEP and Defined Benefit Plan curtailment gain	15,908	(4,490)	11,418
Less: net accretion of prior service credit	11,560	(3,222)	8,338
Net change in other comprehensive income for defined benefit pension plans	486	(147)	339
Total other comprehensive income	$404,700	$(89,860)	$314,840

	For the Year Ended December 31, 2022
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(1,061,859)	$238,005	$(823,854)
Less: reclassification adjustment for losses included in net income	(3,157)	873	(2,284)
Net change in fair value of securities available for sale	(1,058,702)	237,132	(821,570)
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges(1)	(69,010)	18,377	(50,633)
Less: net cash flow hedge gains reclassified into interest income(1)	9,580	(2,693)	6,887
Net change in fair value of cash flow hedges	(78,590)	21,070	(57,520)
Defined benefit pension plans:
Change in actuarial net gain	6,323	(1,777)	4,546
Less: amortization of actuarial net loss	(11,032)	3,101	(7,931)
Less: Defined Benefit Plan settlement loss	(12,045)	3,386	(8,659)
Less: net accretion of prior service credit	11,882	(3,340)	8,542
Net change in other comprehensive income for defined benefit pension plans	17,518	(4,924)	12,594
Total other comprehensive loss	$(1,119,774)	$253,278	$(866,496)

	For the Year Ended December 31, 2021
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(Dollars in thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(133,466)	$30,117	$(103,349)
Less: reclassification adjustment for gains included in net income	1,166	(257)	909
Net change in fair value of securities available for sale	(134,632)	30,374	(104,258)
Unrealized gains on cash flow hedges:
Change in fair value of cash flow hedges	—	—	—
Less: net cash flow hedge gains reclassified into interest income(1)	31,234	(8,780)	22,454
Net change in fair value of cash flow hedges	(31,234)	8,780	(22,454)
Defined benefit pension plans:
Change in actuarial net gain	19,243	(5,409)	13,834
Less: amortization of actuarial net loss	(13,400)	3,767	(9,633)
Plan amendment - Century acquisition lump sum distribution option	1,106	(311)	795
Less: net accretion of prior service credit	11,796	(3,316)	8,480
Net change in other comprehensive income for defined benefit pension plans	21,953	(6,171)	15,782
Total other comprehensive loss	$(143,913)	$32,983	$(110,930)
(1)Includes amortization of less than $0.1 million, $7.3 million, and $22.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, of realized but unrecognized gains, net of tax, from the termination of interest rate swaps. The total original gain of $41.2 million, net of tax, became fully accreted into income during the year ended December 31, 2023. The balance of this gain had amortized to less than $0.1 million, and $7.4 million, net of tax, at December 31, 2022 and December 31, 2021, respectively.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized (Losses) and Gains on Available for Sale Securities	Unrealized (Losses) and Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning balance: January 1, 2021	$45,672	$29,815	$(21,253)	$54,234
Other comprehensive (loss) income before reclassifications	(103,349)	—	14,629	(88,720)
Less: Amounts reclassified from accumulated other comprehensive income	909	22,454	(1,153)	22,210
Net current-period other comprehensive (loss) income	(104,258)	(22,454)	15,782	(110,930)
Ending balance: December 31, 2021	$(58,586)	$7,361	$(5,471)	$(56,696)
Other comprehensive (loss) income before reclassifications	(823,854)	(50,633)	4,546	(869,941)
Less: Amounts reclassified from accumulated other comprehensive income	(2,284)	6,887	(8,048)	(3,445)
Net current-period other comprehensive (loss) income	(821,570)	(57,520)	12,594	(866,496)
Ending balance: December 31, 2022	$(880,156)	$(50,159)	$7,123	$(923,192)
Other comprehensive income (loss) before reclassifications	37,373	(16,690)	13,225	33,908
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(258,540)	(35,278)	12,886	(280,932)
Net current-period other comprehensive income	295,913	18,588	339	314,840
Ending balance: December 31, 2023	$(584,243)	$(31,571)	$7,462	$(608,352)

The following table illustrates the significant amounts reclassified out of each component of accumulated other comprehensive (loss)/income, net of tax:

	Year Ended December 31,
Details about Accumulated Other Comprehensive (Loss)/Income Components	2023	2022	2021	Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)
Unrealized (losses) and gains on available-for-sale securities	$(333,170)	$(3,157)	$1,166	(Losses) gains on sales of securities available for sale, net
	(333,170)	(3,157)	1,166	Total before tax
	74,630	873	(257)	Tax benefit (expense)
	$(258,540)	$(2,284)	$909	Net of tax
Unrealized (losses) gains on cash flow hedges	$(48,795)	$9,580	$31,234	Interest income
	(48,795)	9,580	31,234	Total before tax
	13,517	(2,693)	(8,780)	Tax benefit (expense)
	$(35,278)	$6,887	$22,454	Net of tax
Accretion (amortization) of defined benefit pension items	$(9,563)	$(23,077)	$(13,400)	Net periodic pension cost - see Note 15
BEP and Defined Benefit Plan curtailment gain	15,908	—	—	Net income from discontinued operations
Accretion of prior service credit	11,560	11,882	11,796	Net periodic pension cost - see Note 15
	17,905	(11,195)	(1,604)	Total before tax
	(5,019)	3,147	451	Tax (expense) benefit
	$12,886	$(8,048)	$(1,153)	Net of tax
Total reclassifications for the period	$(280,932)	$(3,445)	$22,210

23. Discontinued Operations
On September 19, 2023, the Company announced that it had entered into an asset purchase agreement (“the agreement”) with Arthur J. Gallagher & Co. (“Gallagher”) to sell substantially all of the assets of its insurance agency business for a gross purchase price of $515.0 million. The agreement also provided for the assumption of certain liabilities of the insurance agency business by Gallagher. Management made the decision to sell certain assets of its insurance agency business to recognize the valuation premium of the business, while allowing the Company to focus on growth and strategic initiatives of its core banking business.
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
On October 31, 2023, the Company completed the sale of its insurance agency business for net cash consideration at closing of $498.1 million, subject to customary post-closing working capital adjustments. The net cash proceeds at closing included the gross purchase price pursuant to the agreement of $515.0 million and an estimated working capital adjustment of $4.2 million, which were reduced by transaction expenses of $17.0 million and the settlement of certain obligations of the Company primarily related to employee post-retirement liabilities that originated prior to closing of $4.1 million. In addition, the Company transferred $7.4 million in fiduciary cash to Gallagher upon closing which is included in the determination of the gain on sale as of December 31, 2023 but was not included in the amount of net cash consideration of $498.1 million. In connection with the sale, the Company recognized a gain on sale of $408.6 million, which is subject to certain post-closing adjustments during the 120 day post-closing settlement period which ends on February 28, 2024. In addition, the Company recognized indirect noninterest expenses associated with the sale of approximately $22.3 million.
The following is a summary of the assets and liabilities of the discontinued insurance agency business as of December 31, 2022:

December 31, 2022
(In thousands)
Assets
Premises and equipment	$163
Goodwill and intangibles, net	93,117
Deferred income taxes, net	(315)
Prepaid expenses	532
Other assets	34,722
Total assets	$128,219
Liabilities
Other liabilities	$34,930
Total liabilities	$34,930
Certain assets and liabilities previously reported as assets and liabilities of the insurance agency business will not be disposed of and will be transferred into the Bank upon dissolution of Eastern Insurance Group following the asset sale. The following is a summary of such assets and liabilities as of December 31, 2022:

December 31, 2022
(In thousands)
Assets
Cash	$66,507
Premises and equipment (1)	1,792
Bank-owned life insurance	2,066
Deferred income taxes	3,662
Other assets (2)	12,944
Total assets	$86,971
Liabilities
Other liabilities (3)	$14,013
Total liabilities	$14,013
(1)Includes buildings and related improvements.
(2)Primarily includes assets held in rabbi trusts and the ROU asset associated with one lease which will be assumed by the Bank upon dissolution of Eastern Insurance Group.
(3)Primarily includes employee post-retirement liabilities and the lease liability associated with one lease which will be assumed by the Bank upon dissolution of Eastern Insurance Group.

The following presents operating results of the discontinued insurance agency business for the periods indicated:

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Noninterest income:
Insurance commissions	$93,997	$99,887	$95,164
Other noninterest income	67	179	1,014
Total noninterest income	94,064	100,066	96,178
Noninterest expense:
Salaries and employee benefits	76,109	65,089	68,292
Office occupancy and equipment	4,420	3,319	3,204
Data processing	3,577	4,335	4,424
Professional services	1,176	1,009	596
Marketing expenses	179	246	241
Amortization of intangible assets	2,002	2,666	2,293
Other	5,304	4,944	4,411
Total noninterest expense	92,767	81,608	83,461
Income from discontinued operations before income tax expense	1,297	18,458	12,717
Gain on sale of discontinued operations before income tax expense	408,629	—	—
Total gain on discontinued operations before income tax expense	409,926	18,458	12,717
Income tax expense	115,060	5,210	3,583
Income from discontinued operations, net of taxes (1)	$294,866	$13,248	$9,134
(1)Represents net income from discontinued operations that is presented in the Consolidated Statements of Income.
Certain income and expense amounts were excluded from discontinued operations as they relate to assets and liabilities which were not assumed by Gallagher. The following is a summary of such items and the corresponding income tax effect for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Noninterest income:
Income (losses) from investments held in rabbi trusts	$697	$(1,305)	$937
Other noninterest income (1)	60	54	52
Total noninterest income (loss)	757	(1,251)	989
Noninterest expense:
Salaries and employee benefits (2)	721	(1,292)	967
Office occupancy and equipment (3)	433	499	501
Other (4)	1,608	2,396	(2,151)
Total noninterest expense	2,762	1,603	(683)
(Loss) income before income tax expense	(2,005)	(2,854)	1,672
Income tax (benefit) expense	(564)	(802)	470
Net (loss) income	(1,441)	(2,052)	1,202
(1)Includes income on Company-owned life insurance policies which were not disposed of and will be transferred into the Bank upon dissolution of Eastern Insurance Group.
(2)Includes expenses, which were a net credit for the year ended December 31, 2022, associated with certain employee post-retirement benefit plan expenses.
(3)Includes depreciation expense associated with buildings and related improvements and ROU asset amortization related to one lease which were not disposed of and will be transferred into the Bank upon dissolution of Eastern Insurance Group.
(4)Includes intercompany expenses and other credits associated with the Defined Benefit Plan and the BEP. Components of net periodic benefit cost associated with the Defined Benefit Plan and the BEP and included in other noninterest expense above were a net credit for the periods presented.

Continuing Involvement
Pursuant to a transition services agreement, the Company will perform certain transitional services to Gallagher for up to six months following the closing of the sale. Such services include the provision of certain information technology support and human resources support. The Company will be compensated for such services on a monthly basis and estimates the total compensation to be approximately $1.0 million over the six-month period plus reimbursement of any amounts paid by the Company in connection with its performance of the transitional services.
Leases
During the year ended December 31, 2023, upon reclassification of the above assets and liabilities to assets and liabilities of discontinued operations, the Company re-assessed the ROU assets of certain leases, which were assumed by Gallagher upon closing, and made the decision to abandon certain leases which were not assumed by Gallagher and for which Eastern Insurance Group is the lessee. The amounts of ROU asset and lease liability of leases included in assets and liabilities of discontinued operations and which were either assumed by Gallagher or terminated by the Company were $8.7 million and $9.2 million, respectively, at December 31, 2022. The Company retained one lease for which Eastern Insurance Group was lessee at the time of closing. Following the sale, the lease was partially sublet to Gallagher and Eastern Insurance Group’s obligation will be transferred to the Bank upon dissolution of Eastern Insurance Group which is expected to occur in 2024. As of December 31, 2023, the ROU asset and lease liability for such lease was $0.5 million and $0.3 million, respectively. As of December 31, 2022, the ROU asset and lease liability for such lease was $1.9 million and $2.2 million, respectively.
During the year ended December 31, 2023, the Company remeasured the present value of the future lease payments related to each lease for which Eastern Insurance Group was the lessee which resulted in a net reduction of the lease liabilities and a corresponding net reduction of the lease ROU assets of $6.4 million. The Company recorded an impairment charge of $2.0 million related to leases which were terminated early following the closing of the asset sale. The impairment charge was included in net income from discontinued operations for the year ended December 31, 2023.
Revenue Recognition - Insurance Commissions
The Company acted as an agent in offering property, casualty, and life and health insurance to both commercial and consumer customers though Eastern Insurance Group. The Company also earned additional commissions from the insurers based upon meeting certain criteria, such as premium levels, growth rates, new business volume and loss experience. The Company recognized commission revenues when earned based upon the effective date of the policy or when services were rendered. Certain revenues were deferred to reflect delivery of services over the contract period. Upon the transfer of Eastern Insurance Group’s assets to Arthur J. Gallagher & Co., which occurred on October 31, 2023, the Company ceased to offer insurance products and services and thus no longer receives insurance-related commissions and revenues. The Company earned a fixed commission rate on the sales of these products and services.
Commissions were earned on the contract effective date and generally were based upon a percentage of premiums for insurance coverage. Commission rates depended upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk coverage, and historical benchmarks surrounding the level of effort necessary for the Company to place and service the insurance contract. The vast majority of the Company’s services and revenues were associated with the placement of an insurance contract.
The Company also earned profit-sharing revenues, also referred to as contingency revenue, from the insurers with whom the Company placed business. These profit-sharing revenues were performance bonuses from the insurers based upon certain performance metrics such as floors on written premiums, loss rates, and growth rates. These amounts were in excess of the commission revenues discussed above, and not all business placed with underwriting enterprises was eligible for contingent revenues. Contingent revenues were variable and generally based upon the Company’s expectation of the ultimate profit-sharing revenue amounts to be earned and varied from period to period. The Company’s contracts were generally calendar year contracts whereby revenues from underwriting enterprises were received in the calendar year following placement, generally the first and second quarters, after verification of the performance indicators outlined in the contracts. Accordingly, during each reporting period, management made its best estimate of the amounts that had been earned using historical averages and other factors to project revenues. The Company based its estimates each period on a contract-by-contract basis. As estimates could have changed significantly from period to period, the Company did not recognize this revenue until it had concluded that, based upon all the facts and information available, it was probable that a significant revenue reversal would not occur in a future period.

24. Parent Company Financial Statements
Condensed financial information relative to Eastern Bankshares Inc.'s (“the parent company”) balance sheets at December 31, 2023 and 2022 and the related statements of income and cash flows for the years ended December 31, 2023, 2022 and 2021 are presented below. The statement of shareholders’ equity is not presented below as the parent company’s shareholders’ equity is that of the consolidated Company.

BALANCE SHEETS
	As of December 31,
	2023	2022
	(In thousands)
Assets
Cash and cash equivalents(1)	$118,256	$126,441
Goodwill and other intangibles, net	744	744
Deferred income taxes, net	6,763	13,182
Investment in subsidiaries	2,842,099	2,327,521
Other assets	8,202	4,557
Total assets	$2,976,064	$2,472,445
Liabilities and shareholders’ equity
Other liabilities	$1,209	$655
Total liabilities	1,209	655
Shareholders’ equity	2,974,855	2,471,790
Total liabilities and shareholders’ equity	$2,976,064	$2,472,445
(1)Includes $116.7 million and $125.0 that is eliminated in consolidation as of December 31, 2023 and 2022, respectively.

STATEMENTS OF INCOME
	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Income
Interest income	$130	$15	$—
Total income	130	15	—
Expenses
Professional services	4,937	899	7,393
Other	3,706	3,070	222
Total expenses	8,643	3,969	7,615
Loss before income taxes and equity in undistributed income of subsidiaries	(8,513)	(3,954)	(7,615)
Income tax (benefit) expense	(1,773)	269	(11,344)
(Loss) income before equity in undistributed income of subsidiaries	(6,740)	(4,223)	3,729
Equity in undistributed income of subsidiaries	238,917	203,982	150,936
Net income	$232,177	$199,759	$154,665

STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows provided by operating activities
Net income	$232,177	$199,759	$154,665
Adjustments to reconcile net income to cash provided by operating activities
Equity in undistributed income of subsidiaries	(238,917)	(203,982)	(150,936)
Share-based compensation	16,513	10,507	—
ESOP expense	7,129	9,923	9,408
Change in:
Deferred income taxes, net	6,419	4,792	(7,157)
Other, net	(4,115)	(937)	(388)
Net cash provided by operating activities	19,206	20,062	5,592
Cash flows provided by (used in) investing activities
Cash paid for acquisition, net of cash acquired	—	—	(640,890)
Return of investments in subsidiary	40,000	240,000	140,000
Contributions to other equity investments	(720)	(788)	—
Net cash provided by (used in) investing activities	39,280	239,212	(500,890)
Cash flows used in financing activities
Payment of subordinated debentures assumed in business combination (1)	—	—	(36,277)
Payments for shares repurchased under share repurchase plans	—	(201,618)	(23,224)
Dividends declared and paid to common shareholders	(66,671)	(65,886)	(51,564)
Net cash used in financing activities	(66,671)	(267,504)	(111,065)
Net decrease in cash and cash equivalents	(8,185)	(8,230)	(606,363)
Cash and cash equivalents at beginning of year	126,441	134,671	741,034
Cash and cash equivalents at end of year	$118,256	$126,441	$134,671
(1)The Company deposited funds into escrow prior to the Century acquisition date to pay the balance of subordinated debentures assumed in the Century acquisition which was considered to be defeasance of the debt. Accordingly, Century recorded a payable to the Company in the amount of the escrow deposit and the Company recorded a receivable from Century in the same amount. The payable was reclassified to other assets upon acquisition. Subsequent to the closing of the acquisition and prior to December 31, 2021, the amounts placed in escrow were disbursed to the holders of the subordinated debentures resulting in a full pay-off of the outstanding balance of the debt.
25. Related Parties
The Company has, and expects to have in the future, related party transactions in the ordinary course of business. The transactions include, but are not limited to, lending activities and deposit services with directors and executive officers of the Company and their affiliates. Based on the Company’s assessment, such transactions are consistent with prudent banking practices and are within applicable banking regulations. During the years ended December 31, 2023, 2022 and 2021, no such transactions involved amounts in excess of 5% of the Company’s total shareholders’ equity.
26. Quarterly Results of Operations (Unaudited)
In connection with the sale of the insurance agency business, the Company reclassified certain assets and liabilities and the related results of operations to discontinued operations in the third quarter of 2023. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations. The following unaudited supplementary information summarizes the retrospective changes to the Consolidated Statements of Income as a result of the decision to sell the insurance agency business for the periods indicated:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2023	2022	2023	2022	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Interest and dividend income	$188,880	$131,485	$201,765	$140,871	$202,168	$157,827	$203,646	$174,998
Interest expense	50,571	3,361	60,177	3,114	64,963	5,648	70,339	25,004
Net interest income	138,309	128,124	141,588	137,757	137,205	152,179	133,307	149,994
Provision for (release of) allowance for loan losses	25	(485)	7,501	1,050	7,328	6,480	5,198	10,880
Net interest income after provision for loan losses	138,284	128,609	134,087	136,707	129,877	145,699	128,109	139,114
Noninterest (loss) income	(309,853)	17,655	26,204	17,146	19,157	19,524	26,739	22,425
Noninterest expense	95,891	89,246	99,934	91,055	101,748	95,765	121,029	112,583
(Loss) income from continuing operations before income tax expense	(267,460)	57,018	60,357	62,798	47,286	69,458	33,819	48,956
Income tax (benefit) expense	(65,379)	12,064	15,938	14,967	(16,178)	16,650	2,310	8,038
Net (loss) income from continuing operations	(202,081)	44,954	44,419	47,831	63,464	52,808	31,509	40,918
Net income (loss) from discontinued operations	7,985	6,562	4,238	3,341	(4,351)	1,969	286,994	1,376
Net (loss) income	$(194,096)	$51,516	$48,657	$51,172	$59,113	$54,777	$318,503	$42,294
Basic (loss) earnings per share:
Continuing operations	$(1.25)	$0.26	$0.27	$0.29	$0.39	$0.32	$0.19	$0.25
Discontinued operations	0.05	0.04	0.03	0.02	(0.03)	0.01	1.77	0.01
Basic (loss) earnings per share	$(1.20)	$0.30	$0.30	$0.31	$0.36	$0.33	$1.96	$0.26
Diluted (loss) earnings per share:
Continuing operations	$(1.25)	$0.26	$0.27	$0.29	$0.39	$0.32	$0.19	$0.25
Discontinued operations	0.05	0.04	0.03	0.02	(0.03)	0.01	1.76	0.01
Diluted (loss) earnings per share	$(1.20)	$0.30	$0.30	$0.31	$0.36	$0.33	$1.95	$0.26
Average common shares outstanding:
Basic	161,991,373	169,857,950	162,232,236	166,533,920	162,370,469	163,718,962	162,571,066	162,032,522
Diluted	162,059,431	169,968,156	162,246,675	166,573,627	162,469,887	164,029,649	162,724,398	162,263,547
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.
Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely and/or hybrid. The Company is continually monitoring and assessing the impact of working remotely and/or hybrid on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Ernst & Young LLP, Boston, Massachusetts, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, is included below:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastern Bankshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eastern Bankshares, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eastern Bankshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2024

ITEM 9B. OTHER INFORMATION
Lead Director Deborah C. Jackson and Directors Luis A. Borgen and Bari A. Harlam each adopted a trading arrangement intended to satisfy the affirmative defense conditions of the SEC’s Rule 10b5-1(c) on November 17, 2023. In Ms. Jackson’s case, her plan provides for the sale of up to 13,626 shares of Company common stock and continues through December 6, 2024. Mr. Borgen’s plan provides for the sale of up to 57,489 shares of Company common stock and continues through December 31, 2024. Ms. Harlam’s plan provides for the sale of up to 6,881 shares of Company common stock and continues through May 22, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its 2024 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2023 under the headings of “Proposal 1 – Election of Directors,” “Corporate Governance – Code of Business Conduct and Ethics,” “Shareholders Proposals,” “Audit Committee Report,” “Information about our Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” and “Corporate Governance – Audit Committee.”
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information concerning equity compensation plans, the information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” The following table sets out information as of December 31, 2023, about securities authorized for issuance under the Company’s Equity Incentive Plan, which has been approved by shareholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,585,035	(2)	—	23,548,309	(1)
Equity compensation plans not approved by security holders	—		—	—
Total	1,585,035		—	23,548,309	(1)
(1)26,146,141 shares were reserved for issuance under the Eastern Bankshares, Inc. 2021 Equity Incentive Plan. Pursuant to the terms of such plan, 683,056 shares of restricted stock were granted and issued to the Company’s non-employee directors on November 30, 2021. An additional 31,559 and 47,820 shares were issued to the Company’s non-employee directors in May 2022 and May 2023, respectively. In addition, 302,908 shares were issued upon the vesting of certain restricted stock units during the year ended December 31, 2023. Forfeited shares are returned to the pool of shares available for issuance in accordance with the terms of the 2021 Equity Incentive Plan. For more information, see the “Share-Based Compensation Plan” section in Note 16, “Share-Based Compensation” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
(2)Consists of shares of common shares that have been reserved and may be issuable to Company employees upon the settlement of 952,001 restricted stock units and 633,034 performance share units at target payout levels.
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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1) The Consolidated Financial Statements (see Item 8 of this Annual Report on Form 10-K):
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2023 and 2022.
Consolidated statements of income for each of the years in the three-year period ended December 31, 2023.
Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2023.
Consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2023.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2023.
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
EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.

2.1	Plan of Conversion		S-1	333-239251	06/18/2020	2

2.3(1)	Asset Purchase Agreement by and among Eastern Insurance Group LLC, Eastern Bank, Eastern Bankshares, Inc. and Arthur J. Gallagher Risk Management Services, LLC, dated as of September 19, 2023		8-K	001-39610	09/19/2023	2.1

2.4(1)	Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Eastern Bank, Citadel MS 2023, Inc., Cambridge Bancorp and Cambridge Trust Company, dated as of September 19, 2023		8-K	001-39610	09/19/2023	2.2

3.1	Restated Articles of Organization of Eastern Bankshares, Inc., effective May 16, 2022		10-Q	001-39610	08/05/2022	3.1

3.2	Bylaws of Eastern Bankshares, Inc.		10-Q	333-239251	09/24/2020	3.2

4.1	Form of Common Stock Certificate of Eastern Bankshares, Inc.		S-1/A	333-239251	08/05/2020	4

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act		10-K	001-39610	03/29/2021	4.2

10.1†	Eastern Bank Employee Stock Ownership Plan		S-1	333-239251	06/18/2020	10.1

10.2†	Executive Severance Benefits Agreement with Robert F. Rivers		S-1	333-239251	06/18/2020	10.2

10.3†	Executive Retention and Severance Benefits Agreement with Quincy L. Miller		S-1	333-239251	06/18/2020	10.3

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.
10.4†	Change in Control Agreement with Robert F. Rivers, dated June 15, 2020		S-1	333-239251	06/18/2020	10.4

10.5†	Change in Control Agreement with Quincy L. Miller, dated June 15, 2020		S-1	333-239251	06/18/2020	10.5

10.6†	Form of Change in Control Agreement with other executive officers		S-1	333-239251	06/18/2020	10.6

10.7†	Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.7

10.8†	Amendment to Supplemental Executive Retirement Plan dated July 26, 2021		10-Q	001-39610	11/10/2021	10.1

10.9†	Restated Benefit Equalization Plan	X

10.10†	Outside Directors’ Retainer Continuance Plan, as amended		10-Q	333-239251	09/24/2020	10.9

10.11†	409A Long Term Incentive Plan, as amended		S-1	333-239251	06/18/2020	10.10

10.12†	409A Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.11

10.13†	Eastern Insurance Group LLC Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.12

10.14†	Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.13

10.15†	Eastern Bankshares, Inc. Management Incentive Plan for Eastern Bank Participants		10-Q	001-39610	08/13/2021	10.1

10.16†	Eastern Bankshares, Inc. Management Incentive Plan for Eastern Insurance Group LLC Participants		10-Q	001-39610	08/13/2021	10.2

10.17†	Eastern Bankshares, Inc. 2021 Equity Incentive Plan		S-8	333-239251	11/29/2021	10.1

10.18†	Form of Restricted Stock Award Agreement		S-8	333-239251	11/29/2021	10.2

10.19†	Form of One-Time RSU Award Agreement		8-K	001-39610	01/19/2022	10.1

10.20†	Form of Annual RSU Award Agreement		8-K	001-39610	01/19/2022	10.2

10.21†	Form of One-Time PSU Award Agreement		8-K	001-39610	01/19/2022	10.3

10.22†	Form of Annual PSU Award Agreement		8-K	001-39610	01/19/2022	10.4

10.23†	Executive Severance Benefits Agreement dated as of September 19, 2023, between Denis K. Sheahan and Eastern Bank		8-K	001-39610	09/19/2023	99.2

10.24†	Change in Control Agreement dated as of September 19, 2023, among Eastern Bankshares, Inc., Eastern Bank and Denis K. Sheahan		8-K	001-39610	09/19/2023	99.3

10.25†	Amendment to Eastern Bank Stock Ownership Plan, dated June 5, 2023		10-Q	001-39610	11/03/2023	10.6

21*	Subsidiaries of Eastern Bankshares, Inc.	X

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Eastern Bankshares, Inc. Clawback Policy	X

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) the Notes to the Consolidated Financial Statements.
X

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+.	X
†    Management contract or compensatory plan, contract or arrangement
*    Filed herewith
+    Furnished herewith
(1)Certain schedules and other similar attachments to this exhibit were omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will provide a copy of such omitted documents to the Securities and Exchange Commission upon request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

/s/ Robert F. Rivers
Robert F. Rivers
Chair and Chief Executive Officer

Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert F. Rivers	Director, Chair and Chief Executive Officer	Date: February 26, 2024
Robert F. Rivers	(Principal Executive Officer)

/s/ James B. Fitzgerald	Chief Financial Officer and Chief Administrative Officer	Date: February 26, 2024
James B. Fitzgerald	(Principal Financial Officer)

/s/ David A. Ahlquist	Principal Accounting Officer	Date: February 26, 2024
David A. Ahlquist

/s/ Richard C. Bane	Director	Date: February 26, 2024
Richard C. Bane

/s/ Luis A. Borgen	Director	Date: February 26, 2024
Luis A. Borgen

/s/ Joseph T. Chung	Director	Date: February 26, 2024
Joseph T. Chung

/s/ Paul M. Connolly	Director	Date: February 26, 2024
Paul M. Connolly

/s/ Bari A. Harlam	Director	Date: February 26, 2024
Bari A. Harlam

/s/ Marisa J. Harney	Director	Date: February 26, 2024
Marisa J. Harney

/s/ Diane S. Hessan	Director	Date: February 26, 2024
Diane S. Hessan

/s/ Richard E. Holbrook	Director	Date: February 26, 2024
Richard E. Holbrook

/s/ Deborah C. Jackson	Director	Date: February 26, 2024
Deborah C. Jackson

/s/ Peter K. Markell	Director	Date: February 26, 2024
Peter K. Markell

/s/ Paul D. Spiess	Director	Date: February 26, 2024
Paul D. Spiess

/s/ Linda M. Williams	Director	Date: February 26, 2024
Linda M. Williams