Form 10-Q
period 2024-03-31
Eastern Bankshares, Inc.
filed 2024-05-03
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-39610
___________________________
Eastern Bankshares, Inc.
(Exact name of the registrant as specified in its charter)
___________________________

Massachusetts	84-4199750
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

125 High Street, Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)
(800) 327-8376
(Registrant’s telephone number, including area code)

265 Franklin Street, Boston, Massachusetts	02110
(Former address of principal executive offices)	(Zip Code)
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	EBC	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
176,631,477 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of April 30, 2024.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$71,492	$87,233
Short-term investments	667,526	605,843
Cash and cash equivalents	739,018	693,076
Securities:
Available for sale (amortized cost $5,079,053 and $5,161,904, respectively)	4,287,585	4,407,521
Held to maturity (fair value $393,190 and $404,822, respectively)	443,833	449,721
Total securities	4,731,418	4,857,242
Loans held for sale	2,204	1,124
Loans	14,088,747	13,973,428
Allowance for loan losses	(149,190)	(148,993)
Unamortized premiums, net of unearned discounts and deferred fees	(32,947)	(25,068)
Net loans	13,906,610	13,799,367
Federal Home Loan Bank stock, at cost	5,879	5,904
Premises and equipment	59,790	60,133
Bank-owned life insurance	165,734	164,702
Goodwill and other intangibles, net	565,701	566,205
Deferred income taxes, net	272,344	266,185
Prepaid expenses	187,211	183,073
Other assets	538,895	536,267
Total assets	$21,174,804	$21,133,278
LIABILITIES AND EQUITY
Deposits:
Demand	$4,952,487	$5,162,218
Interest checking accounts	3,739,631	3,737,361
Savings accounts	1,291,260	1,323,126
Money market investment	4,770,058	4,664,475
Certificates of deposit	2,913,297	2,709,037
Total deposits	17,666,733	17,596,217
Borrowed funds:
Escrow deposits of borrowers	24,368	21,978
Interest rate swap collateral funds	10,810	8,500
Federal Home Loan Bank advances	17,576	17,738
Total borrowed funds	52,754	48,216
Other liabilities	502,486	513,990
Total liabilities	18,221,973	18,158,423
Commitments and contingencies (see Note 9)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 176,631,477 and 176,426,993 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,769	1,767
Additional paid in capital	1,669,133	1,666,441
Unallocated common shares held by the Employee Stock Ownership Plan	(131,512)	(132,755)
Retained earnings	2,068,315	2,047,754
Accumulated other comprehensive income, net of tax	(654,874)	(608,352)
Total shareholders’ equity	2,952,831	2,974,855
Total liabilities and shareholders’ equity	$21,174,804	$21,133,278
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Interest and dividend income:
Interest and fees on loans	$169,981	$153,540
Taxable interest and dividends on securities	23,373	28,642
Non-taxable interest and dividends on securities	1,437	1,434
Interest on federal funds sold and other short-term investments	7,820	5,264
Total interest and dividend income	202,611	188,880
Interest expense:
Interest on deposits	72,458	42,933
Interest on borrowings	253	7,638
Total interest expense	72,711	50,571
Net interest income	129,900	138,309
Provision for allowance for loan losses	7,451	25
Net interest income after provision for allowance for loan losses	122,449	138,284
Noninterest income (loss):
Service charges on deposit accounts	7,508	6,472
Trust and investment advisory fees	6,544	5,770
Debit card processing fees	3,247	3,170
Interest rate swap income (losses)	667	(408)
Income from investments held in rabbi trusts	4,318	2,857
Losses on sales of mortgage loans held for sale, net	(58)	(74)
Losses on sales of securities available for sale, net	—	(333,170)
Other	5,466	5,530
Total noninterest income (loss)	27,692	(309,853)
Noninterest expense:
Salaries and employee benefits	64,471	62,183
Office occupancy and equipment	9,184	9,089
Data processing	16,509	12,298
Professional services	3,512	3,127
Marketing expenses	1,515	1,023
Loan expenses	1,170	1,095
FDIC insurance	2,285	2,546
Amortization of core deposit intangible asset	504	291
Other	2,052	4,239
Total noninterest expense	101,202	95,891
Income (loss) from continuing operations before income tax expense (benefit)	48,939	(267,460)
Income tax expense (benefit)	10,292	(65,379)
Net income (loss) from continuing operations	$38,647	$(202,081)
Net income from discontinued operations	—	7,985
Net income (loss)	$38,647	$(194,096)
Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.24	$(1.25)
Basic earnings per share from discontinued operations	—	0.05
Basic earnings (loss) per share	$0.24	$(1.20)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.24	$(1.25)
Diluted earnings per share from discontinued operations	—	0.05
Diluted earnings (loss) per share	$0.24	$(1.20)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income (loss)	$38,647	$(194,096)
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	(27,559)	292,031
Net change in fair value of cash flow hedges	(18,447)	21,678
Net change in accumulated other comprehensive income for defined benefit postretirement plans	(516)	(381)
Total other comprehensive (loss) income	(46,522)	313,328
Total comprehensive (loss) income	$(7,875)	$119,232
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2024 and 2023

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2022	172,172,073	$1,762	$1,649,141	$1,881,775	$(923,192)	$(137,696)	$2,471,790
Cumulative effect of accounting adjustment (1)	—			822			822
Dividends to common shareholders (2)	—	—	—	(16,332)	—	—	(16,332)
Issuance of common stock under share-based compensation arrangements (3)	156,353	2	(1,165)				(1,163)
Share-based compensation	—	—	3,044	—	—	—	3,044
Net loss	—	—	—	(194,096)	—	—	(194,096)
Other comprehensive income, net of tax	—	—	—	—	313,328	—	313,328
ESOP shares committed to be released	—	—	504	—	—	1,226	1,730
Balance at March 31, 2023	172,328,426	$1,764	$1,651,524	$1,672,169	$(609,864)	$(136,470)	$2,579,123

Balance at December 31, 2023	176,426,993	$1,767	$1,666,441	$2,047,754	$(608,352)	$(132,755)	$2,974,855
Dividends to common shareholders (2)	—	—	—	(18,086)	—	—	(18,086)
Issuance of common stock under share-based compensation arrangements (3)	204,484	2	(1,264)	—	—	—	(1,262)
Share-based compensation	—	—	3,589	—	—	—	3,589
Net income	—	—	—	38,647	—	—	38,647
Other comprehensive income, net of tax	—	—	—	—	(46,522)	—	(46,522)
ESOP shares committed to be released	—	—	367	—	—	1,243	1,610
Balance at March 31, 2024	176,631,477	$1,769	$1,669,133	$2,068,315	$(654,874)	$(131,512)	$2,952,831
(1)Represents gross transition adjustment amount of $1.1 million, net of taxes of $0.3 million, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2022-02. Refer to Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
(2)The Company declared quarterly cash dividends of $0.11 and $0.10 per share of common stock during the three months ended March 31, 2024 and 2023, respectively.
(3)Represents shares issued, net of employee tax withheld upon the vesting of restricted stock units. Refer to Note 8, “Employee Benefits” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2024	2023

Operating activities
Net income (loss) from continuing operations	$38,647	$(202,081)
Net income from discontinued operations	—	7,985
Net income (loss)	38,647	(194,096)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for allowance for loan losses	7,451	25
Depreciation and amortization	3,332	2,985
Amortization of deferred loan fees and premiums, net	2,380	742
Deferred income tax expense (benefit)	10,632	(73,960)
Amortization of investment security premiums and discounts, net	1,091	2,559
Right-of-use asset amortization	2,752	2,786
Share-based compensation	3,589	3,044
Increase in cash surrender value of bank-owned life insurance	(1,032)	(965)
Loss on sale of securities available for sale, net	—	333,170
Employee Stock Ownership Plan expense	1,610	1,730
Other	330	(12)
Change in:
Loans held for sale	(1,050)	1,446
Prepaid pension expense	(444)	1,202
Other assets	1,224	(15,315)
Other liabilities	(37,946)	31,822
Net cash provided by operating activities - continuing operations	32,566	89,178
Net cash provided by operating activities - discontinued operations	—	11,342
Net cash provided by operating activities	32,566	100,520
Investing activities
Proceeds from sales of securities available for sale	—	1,899,724
Proceeds from maturities and principal paydowns of securities available for sale	81,661	130,553
Proceeds from maturities and principal paydowns of securities held to maturity	5,987	5,571
Proceeds from sale of Federal Home Loan Bank stock	3,638	105,704
Purchases of Federal Home Loan Bank stock	(3,613)	(109,509)
Contributions to low income housing tax credit investments	(11,817)	(10,932)
Contributions to other equity investments	(180)	(405)
Distributions from other equity investments	94	90
Net increase in outstanding loans, excluding loan purchases	(117,074)	(68,042)
Purchases of loans	—	(31,980)
Purchased banking premises and equipment	(2,485)	(1,217)
Net cash (used in) provided by investing activities - continuing operations	(43,789)	1,919,557
Net cash used in investing activities - discontinued operations	—	—
Net cash (used in) provided by investing activities	(43,789)	1,919,557
Financing activities
Net decrease in demand, savings, interest checking, and money market investment deposit accounts	(133,744)	(775,801)
Net increase in time deposits	204,260	343,022
Net increase in borrowed funds	4,538	397,575
Dividends declared and paid to common shareholders	(17,889)	(16,193)
Net cash provided by (used in) financing activities - continuing operations	57,165	(51,397)
Net cash used in financing activities - discontinued operations	—	(369)
Net cash provided by (used in) financing activities	57,165	(51,766)
Net increase in cash, cash equivalents, and restricted cash	45,942	1,968,311
Cash, cash equivalents, and restricted cash at beginning of period	693,076	169,505
Cash, cash equivalents, and restricted cash at end of period	$739,018	$2,137,816

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$63,246	$46,708
Income taxes	7,152	5,862
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$8,963	$51,525
Net increase in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements/modifications	2,278	1,523
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Corporate Structure and Nature of Operations; Basis of Presentation
Corporate Structure and Nature of Operations
Eastern Bankshares, Inc., a Massachusetts corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiary, Eastern Bank (the “Bank”), the Company provides a variety of banking services and trust and investment services, through its full-service bank branches, located primarily in eastern Massachusetts, and southern and coastal New Hampshire. Eastern Insurance Group was a wholly-owned subsidiary of the Bank. On September 19, 2023, the Company and the Bank entered into an asset purchase agreement in which Arthur J. Gallagher & Co. (“Gallagher”) agreed to purchase substantially all of Eastern Insurance Group’s assets for cash consideration and to assume certain liabilities. On October 31, 2023, the Company completed its sale of its insurance agency business to Gallagher. Substantially all of the historical results of our previously reported insurance agency business segment have been reflected as discontinued operations in our Consolidated Financial Statements for the three months ended March 31, 2023. Refer to Note 15, “Discontinued Operations” for further discussion regarding discontinued operations.
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
The accompanying Consolidated Balance Sheet as of March 31, 2024, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and 2023 and Statements of Cash Flows for the three months ended March 31, 2024 and 2023 are unaudited. The Consolidated Balance Sheet as of December 31, 2023 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of March 31, 2024 and those that were adopted during the three months ended March 31,

2024. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2023 Form 10-K.
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
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of March 31, 2024:
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
For public business entities, the amendments in ASU 2023-06 are effective on the date which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. Early adoption is not permitted and the amendments are required to be applied on a prospective basis. The Company expects the adoption of this standard will not have a material impact on its Consolidated Financial Statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update:
1.Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”).
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
Relevant standards that were adopted during the three months ended March 31, 2024:
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
Under existing accounting standards, the proportional amortization method is allowable only for equity investments in low-income-housing tax credit structures. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). Updates made by ASU 2023-02 allow a reporting entity to make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis. The Company had previously made an accounting policy election to account for its investments in low-income-housing tax credit investments using the proportional amortization method. This election was made upon the Company’s adoption of ASU 2014-01, Investments–Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which introduced the option to apply proportional amortization to low-income-housing tax credit investments. The Company adopted this standard on January 1, 2024 and such adoption did not have a material impact on its Consolidated Financial Statements.
3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available for sale (“AFS”) securities as of the dates indicated were as follows:

	As of March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,229,111	$—	$(545,484)	$—	$2,683,627
Government-sponsored commercial mortgage-backed securities	1,315,886	—	(209,103)	—	1,106,783
U.S. Agency bonds	236,761	—	(21,523)	—	215,238
U.S. Treasury securities	99,610	—	(4,525)	—	95,085
State and municipal bonds and obligations	197,685	22	(10,855)	—	186,852
	$5,079,053	$22	$(791,490)	$—	$4,287,585

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,302,165	$—	$(521,527)	$—	$2,780,638
Government-sponsored commercial mortgage-backed securities	1,326,029	—	(201,653)	—	1,124,376
U.S. Agency bonds	236,454	—	(20,443)	—	216,011
U.S. Treasury securities	99,552	—	(4,400)	—	95,152
State and municipal bonds and obligations	197,704	172	(6,532)	—	191,344
	$5,161,904	$172	$(754,555)	$—	$4,407,521
The Company did not record a provision for credit losses on any AFS securities for either the three months ended March 31, 2024 or 2023. Accrued interest receivable on AFS securities totaled $10.4 million and $9.2 million as of March 31, 2024 and December 31, 2023, respectively, and is included within other assets in the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on AFS securities during either the three months ended March 31, 2024 or 2023. No securities held by the Company were delinquent on contractual payments as of March 31, 2024 or

December 31, 2023, nor were any securities placed on non-accrual status during the three and twelve month periods then ended, respectively.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—
Gross realized losses from sales of AFS securities	—	(333,170)
Net gains (losses) from sales of AFS securities	$—	$(333,170)
Information pertaining to AFS securities with gross unrealized losses as of March 31, 2024 and December 31, 2023, for which the Company did not recognize a provision for credit losses under the current expected credit loss (“CECL”) methodology, aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of March 31, 2024
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$—	$—	$545,484	$2,683,627	$545,484	$2,683,627
Government-sponsored commercial mortgage-backed securities	187	—	—	209,103	1,106,783	209,103	1,106,783
U.S. Agency bonds	23	—	—	21,523	215,238	21,523	215,238
U.S. Treasury securities	6	61	4,907	4,464	90,178	4,525	95,085
State and municipal bonds and obligations	232	460	30,745	10,395	150,166	10,855	180,911
	772	$521	$35,652	$790,969	$4,245,992	$791,490	$4,281,644

	As of December 31, 2023
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$—	$—	$521,527	$2,780,638	$521,527	$2,780,638
Government-sponsored commercial mortgage-backed securities	187	—	—	201,653	1,124,376	201,653	1,124,376
U.S. Agency bonds	23	—	—	20,443	216,011	20,443	216,011
U.S. Treasury securities	6	36	4,927	4,364	90,225	4,400	95,152
State and municipal bonds and obligations	196	233	22,894	6,299	135,279	6,532	158,173
	736	$269	$27,821	$754,286	$4,346,529	$754,555	$4,374,350
The Company does not intend to sell these investments and has determined based upon available evidence that it is more-likely-than-not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either March 31, 2024 or December 31, 2023.
The causes of the impairments listed in the tables above by category are as follows as of March 31, 2024 and December 31, 2023:
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
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held to maturity (“HTM”) securities as of the dates indicated were as follows:

	As of March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$249,688	$—	$(28,531)	$—	$221,157
Government-sponsored commercial mortgage-backed securities	194,145	—	(22,112)	—	172,033
	$443,833	$—	$(50,643)	$—	$393,190

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$254,752	$—	$(24,433)	$—	$230,319
Government-sponsored commercial mortgage-backed securities	194,969	—	(20,466)	—	174,503
	$449,721	$—	$(44,899)	$—	$404,822
The Company did not record a provision for estimated credit losses on any HTM securities for either the three months ended March 31, 2024 or 2023. The accrued interest receivable on HTM securities totaled $0.9 million as of both March 31, 2024 and December 31, 2023, and is included within other assets in the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three months ended March 31, 2024 or 2023. No HTM securities held by the Company were delinquent on contractual payments as of either March 31, 2024 or December 31, 2023, nor were any such securities placed on non-accrual status during the three and twelve month periods then ended, respectively.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of March 31, 2024 and December 31, 2023 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of March 31, 2024
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$30,954	$29,662	$16,728	$15,359	$3,181,429	$2,638,606	$3,229,111	$2,683,627
Government-sponsored commercial mortgage-backed securities	—	—	405,958	366,117	227,433	189,114	682,495	551,552	1,315,886	1,106,783
U.S. Agency bonds	—	—	236,761	215,238	—	—	—	—	236,761	215,238
U.S. Treasury securities	—	—	99,610	95,085	—	—	—	—	99,610	95,085
State and municipal bonds and obligations	1,573	1,542	30,250	29,017	45,268	43,797	120,594	112,496	197,685	186,852
Total available for sale securities	1,573	1,542	803,533	735,119	289,429	248,270	3,984,518	3,302,654	5,079,053	4,287,585
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	249,688	221,157	249,688	221,157
Government-sponsored commercial mortgage-backed securities	—	—	136,819	122,886	57,326	49,147	—	—	194,145	172,033
Total held to maturity securities	—	—	136,819	122,886	57,326	49,147	249,688	221,157	443,833	393,190
Total	$1,573	$1,542	$940,352	$858,005	$346,755	$297,417	$4,234,206	$3,523,811	$5,522,886	$4,680,775

	As of December 31, 2023
	Due in one year or less		Due after one year to five years		Due after five to ten years			Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value		Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$29,288	$28,188	$22,735	$21,235		$3,250,142	$2,731,215	$3,302,165	$2,780,638
Government-sponsored commercial mortgage-backed securities	—	—	256,229	234,725	379,749	327,198		690,051	562,453	1,326,029	1,124,376
U.S. Agency bonds	—	—	236,454	216,011	—	—		—	—	236,454	216,011
U.S. Treasury securities	—	—	99,552	95,152	—	—		—	—	99,552	95,152
State and municipal bonds and obligations	213	209	30,131	29,393	44,047	43,260		123,313	118,482	197,704	191,344
Total available for sale securities	213	209	651,654	603,469	446,531	391,693		4,063,506	3,412,150	5,161,904	4,407,521
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—		254,752	230,319	254,752	230,319
Government-sponsored commercial mortgage-backed securities	—	—	80,014	72,952	114,955	101,551	0	—	—	194,969	174,503
Total held to maturity securities	—	—	80,014	72,952	114,955	101,551		254,752	230,319	449,721	404,822
Total	$213	$209	$731,668	$676,421	$561,486	$493,244		$4,318,258	$3,642,469	$5,611,625	$4,812,343

Securities Pledged as Collateral
As of March 31, 2024 and December 31, 2023, securities with a carrying value of $604.0 million and $615.7 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of March 31, 2024 and December 31, 2023, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Eastern Wealth Management”) and municipal deposit accounts.
In March 2023 the Federal Reserve created the Bank Term Funding Program (the “Program”) that offered eligible depository institutions loans up to one year in length in return for any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries. As of December 31, 2023, securities with a carrying value of $2.4 billion were pledged as collateral through the Program. On January 24, 2024, the Federal Reserve Board announced the Program would cease making new loans as scheduled on March 11, 2024. Accordingly, no securities were pledged as collateral through the Program as of March 31, 2024. Separately, as of March 31, 2024 and December 31, 2023, the Company pledged securities with a carrying value of $2.6 billion and $168.8 million, respectively, to the Federal Reserve Discount Window (the “Discount Window”).

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	March 31, 2024	December 31, 2023
	(In thousands)
Commercial and industrial	$3,084,580	$3,034,068
Commercial real estate	5,519,505	5,457,349
Commercial construction	388,024	386,999
Business banking	1,100,637	1,085,763
Residential real estate	2,544,462	2,565,485
Consumer home equity	1,217,141	1,208,231
Other consumer	234,398	235,533
Gross loans before unamortized premiums, unearned discounts and deferred fees	14,088,747	13,973,428
Allowance for loan losses (1)	(149,190)	(148,993)
Unamortized premiums, net of unearned discounts and deferred fees, net of costs	(32,947)	(25,068)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees and costs	$13,906,610	$13,799,367
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $54.2 million and $53.9 million as of March 31, 2024 and December 31, 2023, respectively, and is included within other assets on the Consolidated Balance Sheets.
There are no other loan categories that exceed 10% of total loans not already reflected in the preceding table.
The Company’s lending activities are conducted principally in the New England area with the exception of its Shared National Credit Program (“SNC Program”) portfolio and certain purchased loans. The Company participates in the SNC Program in an effort to improve its industry and geographical diversification The SNC Program portfolio is included in the Company’s commercial and industrial, commercial real estate, and commercial construction portfolios. The SNC Program portfolio is defined as loan syndications with exposure over $100 million and with three or more lenders participating.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $4.4 billion and $4.6 billion at March 31, 2024 and December 31, 2023, respectively. The balance of funds borrowed from the FHLBB were $17.6 million and $17.7 million at March 31, 2024 and December 31, 2023, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $1.1 billion at both March 31, 2024 and December 31, 2023, respectively. There were no funds borrowed from the FRB outstanding at March 31, 2024 or December 31, 2023.
Serviced Loans
At March 31, 2024 and December 31, 2023, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $76.2 million and $77.2 million, respectively.
Purchased Loans
The Company began purchasing residential real estate mortgage loans during the third quarter of 2022 and ceased such purchases in the first quarter of 2023. Loans purchased were subject to the same underwriting criteria as those loans originated directly by the Company. During the three months ended March 31, 2024, the Company did not purchase any residential real estate mortgage loans. The Company purchased $32.0 million of residential real estate mortgage loans during the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, the amortized cost balance of loans purchased was $381.2 million and $385.5 million, respectively.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended March 31, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,959	$65,475	$6,666	$14,913	$25,954	$5,595	$3,431	$148,993
Charge-offs	—	(7,250)	—	(102)	(10)	(2)	(651)	(8,015)
Recoveries	25	132	—	410	31	—	163	761
Provision (release)	1,879	6,272	(462)	(590)	(40)	91	301	7,451
Ending balance	$28,863	$64,629	$6,204	$14,631	$25,935	$5,684	$3,244	$149,190

	For the Three Months Ended March 31, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,859	$54,730	$7,085	$16,189	$28,129	$6,454	$2,765	$142,211
Cumulative effect of change in accounting principle (1)	47	—	—	(140)	(849)	(201)	—	(1,143)
Charge-offs	—	—	—	(343)	—	(7)	(561)	(911)
Recoveries	139	4	—	481	15	1	116	756
Provision (release)	(116)	459	493	(1,102)	(165)	(65)	521	25
Ending balance	$26,929	$55,193	$7,578	$15,085	$27,130	$6,182	$2,841	$140,938
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
The Company recorded provisions for allowance for loan losses of $7.5 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Management determined a provision to be necessary for the three months ended March 31, 2024 primarily due to a $7.3 million partial charge-off of a commercial real estate loan collateralized by a property in the office risk segment which transitioned to non-accrual status during the three months ended March 31, 2024 and had not been previously reserved for on a specific reserve basis.
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of March 31, 2024 and December 31, 2023, the Company’s reserve for unfunded lending commitments was $12.1 million and $14.1 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets. The Company’s adoption of ASU 2022-02 on January 1, 2023 did not impact the reserve for unfunded lending commitments.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of March 31, 2024, and gross charge-offs for the three month period then ended:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$143,899	$421,800	$406,278	$316,717	$332,314	$754,805	$499,682	$502	$2,875,997
Special Mention	9,486	4,904	27,196	40,184	14,880	5,528	36,145	—	138,323
Substandard	—	18,383	11,587	1,753	387	2,591	21,711	—	56,412
Doubtful	—	—	—	—	—	8	—	—	8
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	153,385	445,087	445,061	358,654	347,581	762,932	557,538	502	3,070,740
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	123,767	477,412	1,424,456	840,761	558,826	1,739,173	37,588	—	5,201,983
Special Mention	—	66,182	7,958	23,728	11,311	24,482	2,432	—	136,093
Substandard	8,376	19,662	12,537	6,737	2,325	83,352	8,003	—	140,992
Doubtful	—	10,506	—	—	—	26,806	—	—	37,312
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	132,143	573,762	1,444,951	871,226	572,462	1,873,813	48,023	—	5,516,380
Current period gross charge-offs	—	—	—	—	—	7,250	—	—	7,250

Commercial construction
Pass	13,845	135,106	182,718	54,108	—	—	—	—	385,777
Special Mention	—	455	—	—	—	—	—	—	455
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	13,845	135,561	182,718	54,108	—	—	—	—	386,232

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	49,239	131,526	161,887	175,923	143,842	321,838	78,227	2,325	1,064,807
Special Mention	1,449	653	2,563	2,795	3,509	16,775	74	—	27,818
Substandard	—	499	580	2,712	2,086	4,633	21	570	11,101
Doubtful	131	—	—	—	—	27	—	—	158
Loss	—	—	—	—	—	—	—	—	—
Total business banking	50,819	132,678	165,030	181,430	149,437	343,273	78,322	2,895	1,103,884
Current period gross charge-offs	—	—	—	2	—	100	—	—	102

Residential real estate
Current and accruing	18,971	252,943	723,437	658,347	349,251	534,416	—	—	2,537,365
30-89 days past due and accruing	—	762	2,947	2,965	2,790	6,715	—	—	16,179
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	104	1,548	167	170	4,708	—	—	6,697
Total residential real estate	18,971	253,809	727,932	661,479	352,211	545,839	—	—	2,560,241
Current period gross charge-offs	—	—	—	—	—	10	—	—	10

Consumer home equity
Current and accruing	2,112	28,609	81,312	8,879	4,725	88,814	987,234	3,431	1,205,116
30-89 days past due and accruing	—	—	236	—	—	847	4,418	37	5,538
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	118	—	—	1,669	7,411	70	9,268
Total consumer home equity	2,112	28,609	81,666	8,879	4,725	91,330	999,063	3,538	1,219,922
Current period gross charge-offs	—	—	—	—	—	2	—	—	2

Other consumer
Current and accruing	21,400	75,057	33,794	22,081	11,253	22,161	11,824	40	197,610
30-89 days past due and accruing	—	165	162	102	31	80	29	—	569
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	40	113	25	—	16	28	—	222
Total other consumer	21,400	75,262	34,069	22,208	11,284	22,257	11,881	40	198,401
Current period gross charge-offs	280	74	125	105	14	37	16	—	651

Total	$392,675	$1,644,768	$3,081,427	$2,157,984	$1,437,700	$3,639,444	$1,694,827	$6,975	$14,055,800
(1)The amounts presented represent the amortized cost as of March 31, 2024 of revolving loans that were converted to term loans during the three months ended March 31, 2024.
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of December 31, 2023:

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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$300	$—	$465	$765	$3,069,975	$3,070,740
Commercial real estate	—	—	—	—	5,516,380	5,516,380
Commercial construction	—	—	—	—	386,232	386,232
Business banking	3,788	1,083	2,296	7,167	1,096,717	1,103,884
Residential real estate	11,964	4,522	5,014	21,500	2,538,741	2,560,241
Consumer home equity	4,411	1,321	8,815	14,547	1,205,375	1,219,922
Other consumer	398	171	222	791	197,610	198,401
Total	$20,861	$7,097	$16,812	$44,770	$14,011,030	$14,055,800

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$3,316	$—	$465	$3,781	$3,015,850	$3,019,631
Commercial real estate	—	—	—	—	5,453,847	5,453,847
Commercial construction	—	—	—	—	384,637	384,637
Business banking	3,455	1,647	1,202	6,304	1,083,289	1,089,593
Residential real estate	17,116	4,888	6,764	28,768	2,553,697	2,582,465
Consumer home equity	6,517	2,600	8,204	17,321	1,193,847	1,211,168
Other consumer	532	235	189	956	206,063	207,019
Total	$30,936	$9,370	$16,824	$57,130	$13,891,230	$13,948,360

The following table presents information regarding non-accrual loans as of the dates indicated:

	As of March 31, 2024			As of December 31, 2023
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$4	$465	$469	$4	$464	$468
Commercial real estate	21,646	15,667	37,313	13,969	16,087	30,056
Commercial construction	—	—	—	—	—	—
Business banking	3,196	8	3,204	4,572	11	4,583
Residential real estate	6,697	—	6,697	8,725	—	8,725
Consumer home equity	9,268	—	9,268	8,532	—	8,532
Other consumer	222	—	222	193	—	193
Total non-accrual loans	$41,033	$16,140	$57,173	$35,995	$16,562	$52,557
(1)The loans on non-accrual status and without an ACL as of both March 31, 2024 and December 31, 2023, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three months ended March 31, 2024 and 2023 was not significant. As of both March 31, 2024 and December 31, 2023, there were no loans greater than 90 days past due and still accruing.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three months ended March 31, 2024 and 2023 was not significant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of March 31, 2024 and December 31, 2023, the Company had collateral-dependent residential mortgage and home equity loans totaling $0.9 million and $0.8 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of March 31, 2024 and December 31, 2023, the Company had collateral-dependent commercial loans totaling $37.8 million and $30.7 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both March 31, 2024 and December 31, 2023, the Company had no residential real estate held in other real estate owned (“OREO”). As of March 31, 2024, there were four residential real estate loans, which had an aggregate balance of $0.4 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2023, there were two residential real estate loans, which had an aggregate balance of $0.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of both March 31, 2024 and December 31, 2023, there were three consumer home equity loans, which had an aggregate balance of $0.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of March 31, 2024 and 2023 of loans modified during the three month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended March 31,
	2024		2023
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$—	—%	$47	0.00%
Consumer home equity	542	0.04%	813	0.07%
Total interest rate reduction	$542	0.00%	$860	0.01%
Other-than-Insignificant Delay in Repayment:
Residential real estate	—	—%	327	0.01%
Consumer home equity	—	—%	23	0.00%
Total other-than-insignificant delay in repayment	$—	0.00%	$350	0.00%
Term Extension:
Business banking	165	0.01%	—	—%
Residential real estate	238	0.01%	—	—%
Total term extension	$403	0.00%	$—	—%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Business banking	$—	—%	$64	0.01%
Consumer home equity	129	0.01%	175	0.01%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$129	0.00%	$239	0.00%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$—	—%	$460	0.04%
Consumer home equity	—	—%	220	0.02%
Total combination—interest rate reduction & term extension	$—	—%	$680	0.00%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Business banking	$—	—%	$29	0.00%
Total combination—term extension & other-than-insignificant delay in repayment	$—	—%	$29	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$—	—%	$131	0.01%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$—	—%	$131	0.00%
Total by portfolio segment
Business banking	$165	0.01%	$731	0.07%
Residential real estate	238	0.01%	327	0.01%
Consumer home equity	671	0.06%	1,231	0.10%
Total	$1,074	0.01%	$2,289	0.02%

The following table describes the financial effect of the modifications made during the three months ended March 31, 2024 to borrowers experiencing financial difficulty:

Loan Type	Financial Effect (1)
Interest Rate Reduction
Consumer home equity	Reduced weighted-average contractual interest rate from 8.0% to 4.4%.
Other-than-Insignificant Delay in Repayment
Consumer home equity	Deferred a weighted average of 7 principal and interest payments which were added to the end of the loan life.
Term Extension
Business banking	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.
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
Other-than-Insignificant Delay in Repayment
Business banking
Deferred a weighted average of 3 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers.

Residential real estate	Deferred a weighted average of 9 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 6 principal and interest payments which were added to the end of the loan life.
Term Extension
Business banking	Added a weighted-average 4.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Consumer home equity	Added a weighted-average 0.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.
As of March 31, 2024 no loans to borrowers experiencing financial difficulty modified during the prior twelve months had a payment default during the three months ended March 31, 2024. As of March 31, 2023, no loans to borrowers experiencing financial difficulty modified during the three months ended March 31, 2023 had a payment default during the three months ended March 31, 2023.
Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty that were modified during the prior twelve months as of March 31, 2024:

	As of March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial real estate	$—	$—	$—	$—	$10,506	$10,506
Business banking	34	—	—	34	700	734
Residential real estate	774	—	36	810	2,778	3,588
Consumer home equity	—	—	400	400	2,527	2,927
Total	$808	$—	$436	$1,244	$16,511	$17,755

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
As of March 31, 2024 and December 31, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the three months ended March 31, 2024 and the year ended December 31, 2023, respectively, in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Loan Participations
The Company occasionally purchases commercial loan participations or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Three Months Ended March 31, 2024			As of and for the Year Ended December 31, 2023
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$980,353	0.00%	$—	$985,394	0.00%	$—
Commercial real estate	501,033	0.00%	—	447,550	0.00%	—
Commercial construction	126,822	0.00%	—	146,043	0.00%	—
Business banking	60	0.00%	22	72	0.00%	22
Total loan participations	$1,608,268	0.00%	$22	$1,579,059	0.00%	$22
5. Leases
The Company leases certain office space and equipment under various non-cancelable operating leases. These leases have original terms ranging from 2 years to 24 years. Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based upon the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets. The information presented within this Note excludes discontinued operations with regard to information pertaining to the three months ended March 31, 2023. Refer to Note 15, “Discontinued Operations” for further discussion regarding discontinued operations.
As of the dates indicated, the Company had the following related to operating leases:

	As of March 31, 2024	As of December 31, 2023
	(In thousands)
Right-of-use assets	$49,885	$50,641
Lease liabilities	54,958	55,617
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating lease cost	$3,100	$3,026
Finance lease cost	112	78
Variable lease cost	800	655
Total lease cost	$4,012	$3,759
During the three months ended March 31, 2024 and 2023, the Company made $3.5 million and $3.3 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of March 31, 2024	As of December 31, 2023
Weighted-average remaining lease term (in years)	8.35	8.26
Weighted-average discount rate	3.80%	3.76%
6. Earnings (Loss) Per Share (“EPS”)
Basic EPS represents income/(loss) allocable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income (loss) allocable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations.

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Net income (loss) applicable to common shares:
Net income (loss) from continuing operations	$38,647	$(202,081)
Net income from discontinued operations	—	7,985
Total net income (loss)	$38,647	$(194,096)

Average number of common shares outstanding	176,075,495	175,699,876
Less: Average unallocated ESOP shares	(13,211,955)	(13,708,503)
Average number of common shares outstanding used to calculate basic earnings (loss) per common share	162,863,540	161,991,373
Common stock equivalents	324,870	68,058
Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	163,188,410	162,059,431

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.24	$(1.25)
Earnings per share from discontinued operations	—	0.05
Total basic earnings (loss) per share	$0.24	$(1.20)

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.24	$(1.25)
Earnings per share from discontinued operations	—	0.05
Total diluted earnings (loss) per share	$0.24	$(1.20)

7. Low Income Housing Tax Credits and Other Tax Credit Investments
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
As of March 31, 2024 and December 31, 2023, the Company had $227.7 million and $223.4 million, respectively, in tax credit investments that were included in other assets in the Company's Consolidated Balance Sheets.
When permissible, the Company accounts for its investments in LIHTC projects and other qualifying investments using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment in the housing projects is included in other assets in the Company’s Consolidated Balance Sheets. The Company will continue to use the proportional amortization method on any new qualifying investments.
The following table presents the Company’s investments in low income housing projects accounted for using the proportional amortization method for the periods indicated:

	As of March 31, 2024	As of December 31, 2023
	(In thousands)
Current recorded investment included in other assets	$225,565	$221,190
Commitments to fund qualified affordable housing projects included in recorded investment noted above	146,354	149,207
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Tax credits and benefits recognized	$5,351	$3,262
Amortization expense included in income tax (benefit) expense	4,588	2,766
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets in the Company's Consolidated Balance Sheets and totaled $2.1 million and $2.2 million as of March 31, 2024 and December 31, 2023, respectively. There were no outstanding commitments related to these investments as of either March 31, 2024 or December 31, 2023.
8. Employee Benefits
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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Components of net periodic benefit cost:
Service cost	$5,589	$6,339
Interest cost	4,630	4,298
Expected return on plan assets	(8,453)	(7,532)
Prior service credit	(2,488)	(2,970)
Recognized net actuarial loss	1,775	2,468
Net periodic benefit cost	$1,053	$2,603
Service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the Consolidated Statements of Income. There were no service costs associated with the DB SERP or ODRCP during the three months ended March 31, 2024 or March 31, 2023. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2023 and 2022. Accordingly, during the three months ended March 31, 2024 and 2023 there were no contributions to the Defined Benefit Plan.
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
In March 2024, the Company granted to all of the Company’s executive officers and certain other employees a total of 416,276 RSUs, which vest pro-rata on an annual basis over a period of three years from the date of the grant, and a total of 234,091 PSUs for which vesting is contingent upon the Compensation and Human Capital Management Committee of the Board of Director’s certification, after the conclusion of a period approximately 2.8 years from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period. In March 2023, the Company granted to all of the Company’s executive officers and certain other employees a total of 318,577 RSUs, which vest pro-rata on an annual basis over a period of three years from the date of the grant, and a total of 108,984 PSUs for which vesting is contingent upon the Compensation and Human Capital Management Committee of the Board of Director’s certification, after the conclusion of a three-year period from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period.
As of March 31, 2024 and December 31, 2023, there were 4,227,107 shares and 4,872,494 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both March 31, 2024 and December 31, 2023, no stock options had been awarded under the 2021 Plan.

The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Three Months Ended March 31,
	2024		2023
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	420,400	$19.15	525,460	$20.08
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested restricted stock as of the end of the respective period	420,400	$19.15	525,460	$20.08
During both the three months ended March 31, 2024 and 2023, no RSA awards vested.
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Three Months Ended March 31,
	2024		2023
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	952,001	$19.46	972,325	$21.08
Granted	416,276	12.81	318,577	15.63
Vested (1)	(303,015)	19.38	(230,768)	21.08
Forfeited	(4,980)	14.59	—	—
Non-vested restricted stock units as of the end of the respective period	1,060,282	$16.89	1,060,134	$19.44
(1)Includes 98,351 and 74,415 shares withheld upon settlement for employee taxes for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024 and 2023, 303,015 and 230,768 RSU awards vested, respectively. Such awards had a grant date fair value of $5.9 million and $4.9 million, respectively.
The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Three Months Ended March 31,
	2024		2023
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	633,034	$19.40	533,676	$21.12
Granted	234,091	10.82	108,984	10.16
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested performance stock units as of the end of the respective period	867,125	$17.08	642,660	$19.26
During both the three months ended March 31, 2024 and 2023, no PSU awards vested.

The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Share-based compensation expense	$3.6	$3.0
Related tax benefit (1)	1.0	0.8
(1)Estimated based upon the Company’s statutory rate for the respective period.
As of March 31, 2024 and December 31, 2023, there was $31.0 million and $26.8 million, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan, as applicable. As of March 31, 2024, this cost is expected to be recognized over a weighted average remaining period of approximately 2.2 years. As of December 31, 2023, this cost was expected to be recognized over a weighted average remaining period of approximately 2.2 years.
9. Commitments and Contingencies
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of March 31, 2024	As of December 31, 2023
	(In thousands)
Commitments to extend credit	$6,065,782	$6,027,356
Standby letters of credit	49,963	58,632
Forward commitments to sell loans	7,965	9,198
Other Contingencies
Legal Proceedings
The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company’s Consolidated Financial Statements.

FDIC Special Assessment
In March 2023, following the closures of Silicon Valley Bank (“SVB”) and Signature Bank and the appointment of the FDIC as the receiver for those banks, the FDIC announced that, under the systemic risk exception set forth in the Federal Deposit Insurance Act (“FDIA”), all insured and uninsured deposits of those banks were transferred to the respective bridge banks for SVB and Signature Bank.
The FDIC also announced that, as required by the FDIA, any losses to the Deposit Insurance Fund (“DIF”) to support uninsured depositors would be recovered by a special assessment. On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced in March 2023, following the closures of SVB and Signature Bank, as required by the FDIA. The assessment base for the special assessments is equal to an insured depository institution’s (“IDI”) estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis after the receiverships for SVB and Signature Bank terminate. The final rule set an effective date of April 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024, with an invoice payment date of June 28, 2024).
The Company, based on the FDIC’s November 2023 final rule regarding a special assessment, determined that the total pre-tax amount of the Bank’s special assessment will be approximately $10.8 million although the timing, amount and allocation of that special assessment remain subject to any actions by the FDIC, as described above, to cease collection early, extend the collection period, and impose a final shortfall special assessment. In accordance with ASC 450, Contingencies, the Company recognized the special assessment estimate of $10.8 million in full upon finalization of the rule in the fourth quarter of 2023.
In February 2024, the Company received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at SVB and Signature Bank is $20.4 billion, an increase of approximately $4.1 billion from its estimate of $16.3 billion described in the final rule. The FDIC plans to provide institutions subject to the special assessment an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, to be released in June 2024. The amount of any incremental loss to the Company, over and above the amount accrued by the Company as of December 31, 2023, associated with the FDIC’s final loss estimate is not reasonably estimable at March 31, 2024. Therefore, no additional amounts were accrued for by the Company as of March 31, 2024.
10. Derivative Financial Instruments
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

As of March 31, 2024
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	3.32	5.33%	3.02%	$(1,585)
Total	$2,400,000				$(1,585)
(1)The fair value included a net accrued interest payable balance of $2.6 million as of March 31, 2024. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the Chicago Mercantile Exchange, or CME, from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 3.5 years.
The Company expects approximately $44.9 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of March 31, 2024. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of March 31, 2024.
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	March 31, 2024
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	348	$2,467,266
Risk participation agreements	79	332,188
Foreign exchange contracts:
Matched commercial customer book	286	162,799
Foreign currency loan	16	10,818

	December 31, 2023
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	356	$2,405,835
Risk participation agreements	78	323,957
Foreign exchange contracts:
Matched commercial customer book	98	87,601
Foreign currency loan	10	10,242
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2024	Fair Value at December 31, 2023	Balance Sheet Location	Fair Value at March 31, 2024	Fair Value at December 31, 2023
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$11	$10	Other liabilities	$1,595	$893
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$20,924	$19,535	Other liabilities	$71,181	$61,217
Risk participation agreements	Other assets	6	151	Other liabilities	3	106
Foreign currency exchange contracts - matched customer book	Other assets	1,340	760	Other liabilities	1,202	672
Foreign currency exchange contracts - foreign currency loan	Other assets	35	—	Other liabilities	—	187
		$22,305	$20,446		$72,386	$62,182
Total		$22,316	$20,456		$73,981	$63,075
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Derivatives designated as hedges:
(Loss) gain in OCI on derivatives	$(39,555)	$19,747
Loss reclassified from OCI into interest income (effective portion)	$(14,041)	$(8,905)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—
Other income	—	—
Total	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain (loss) recognized in interest rate swap income	$135	$(530)
(Loss) gain recognized in interest rate swap income for risk participation agreements	(42)	21
Gain recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	50	14
Foreign currency loan	222	136
Total gain (loss) for derivatives not designated as hedges	$365	$(359)
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At both March 31, 2024 and December 31, 2023 the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination value of $0.4 million. In addition, at both March 31, 2024 and December 31, 2023, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $85.9 million to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At March 31, 2024 there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. At December 31, 2023, there were $1.9 million of customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At March 31, 2024 and December 31, 2023, the Company had posted collateral in the form of cash amounting to $1.4 million and $3.0 million, respectively, which was considered to be a restricted asset and was included in other short-term investments within the Company’s Consolidated Balance Sheets. If the Company had breached any of these provisions at March 31, 2024 or December 31, 2023, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of March 31, 2024 and December 31, 2023, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $9.1 million and $10.5 million, respectively, and forward sale commitments of $8.0 million and $9.2 million, respectively. During both the three months ended March 31, 2024 and March 31, 2023, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of less than $0.1 million. The aggregate fair value for both the Company’s mortgage banking derivative asset and liability as of March 31, 2024 was less than $0.1 million. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2023 was $0.1 million and less than $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
11. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of March 31, 2024 and December 31, 2023, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of March 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$11	$—	$11	$—	$—	$11
Customer-related positions:
Interest rate swaps	20,924	—	20,924	4,498	(10,810)	5,616
Risk participation agreements	6	—	6	—	—	6
Foreign currency exchange contracts – matched customer book	1,340	—	1,340	—	—	1,340
Foreign currency exchange contracts – foreign currency loan	35	—	35	—	—	35
	$22,316	$—	$22,316	$4,498	$(10,810)	$7,008
Derivative Liabilities
Interest rate swaps	$1,595	$—	$1,595	$—	$1,595	$—
Customer-related positions:
Interest rate swaps	71,181	—	71,181	4,498	—	66,683
Risk participation agreements	3	—	3	—	—	3
Foreign currency exchange contracts – matched customer book	1,202	—	1,202	—	—	1,202
	$73,981	$—	$73,981	$4,498	$1,595	$67,888

	As of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$10	$—	$10	$—	$—	$10
Customer-related positions:
Interest rate swaps	19,535	—	19,535	4,871	(8,500)	6,164
Risk participation agreements	151	—	151	—	—	151
Foreign currency exchange contracts – matched customer book	760	—	760	—	—	760
	$20,456	$—	$20,456	$4,871	$(8,500)	$7,085
Derivative Liabilities
Interest rate swaps	$893	$—	$893	$—	$893	$—
Customer-related positions:
Interest rate swaps	61,217	—	61,217	4,871	1,860	54,486
Risk participation agreements	106	—	106	—	—	106
Foreign currency exchange contracts – matched customer book	672	—	672	—	—	672
Foreign currency exchange contracts – foreign currency loan	187	—	187	—	—	187
	$63,075	$—	$63,075	$4,871	$2,753	$55,451
12. Fair Value of Assets and Liabilities
ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able and willing to transact. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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
Securities
Securities consisted of U.S. Treasury securities, U.S. Agency bonds, U.S. government-sponsored residential and commercial mortgage-backed securities, and state and municipal bonds. AFS securities are recorded at fair value.
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

Loans are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. Loans that are deemed to be collateral-dependent, as described in Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included within the Company’s 2023 Form 10-K, were recorded at the fair value of the underlying collateral.
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $47.2 million at March 31, 2024 and $48.9 million at December 31, 2023. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps

The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at March 31, 2024 and December 31, 2023, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,683,627	$—	$2,683,627	$—
Government-sponsored commercial mortgage-backed securities	1,106,783	—	1,106,783	—
U.S. Agency bonds	215,238	—	215,238	—
U.S. Treasury securities	95,085	95,085	—	—
State and municipal bonds and obligations	186,852	—	186,852	—
Rabbi trust investments	91,772	83,697	8,075	—
Loans held for sale	2,204	—	2,204	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	11	—	11	—
Customer-related positions	20,924	—	20,924	—
Risk participation agreements	6	—	6	—
Foreign currency forward contracts
Matched customer book	1,340	—	1,340	—
Foreign currency loan	35	—	35	—
Mortgage derivatives	21	—	21	—
Total	$4,403,898	$178,782	$4,225,116	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$1,595	$—	$1,595	$—
Customer-related positions	71,181	—	71,181	—
Risk participation agreements	3	—	3	—
Foreign currency forward contracts
Matched customer book	1,202	—	1,202	—
Mortgage derivatives	36	—	36	—
Total	$74,017	$—	$74,017	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,780,638	$—	$2,780,638	$—
Government-sponsored commercial mortgage-backed securities	1,124,376	—	1,124,376	—
U.S. Agency bonds	216,011	—	216,011	—
U.S. Treasury securities	95,152	95,152	—	—
State and municipal bonds and obligations	191,344	—	191,344	—
Rabbi trust investments	87,435	81,278	6,157	—
Loans held for sale	1,124	—	1,124	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	10	—	10	—
Customer-related positions	19,535	—	19,535	—
Risk participation agreements	151	—	151	—
Foreign currency forward contracts
Matched customer book	760	—	760	—
Mortgage derivatives	69	—	69	—
Total	$4,516,605	$176,430	$4,340,175	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$893	$—	$893	$—
Customer-related positions	61,217	—	61,217	—
Risk participation agreements	106	—	106	—
Foreign currency forward contracts
Matched customer book	672	—	672	—
Foreign currency loan	187	—	187	—
Mortgage derivatives	36	—	36	—
Total	$63,111	$—	$63,111	$—
There were no transfers to or from Level 1, 2 and 3 during the three months ended March 31, 2024 and twelve months ended December 31, 2023.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2024 or December 31, 2023.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with GAAP. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of March 31, 2024 and December 31, 2023.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$35,696	$—	$—	$35,696

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$27,874	$—	$—	$27,874
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
During the three months ended March 31, 2024, the Company transferred one property, located in Lynn, Massachusetts and which is comprised of an operations center and land, to held for sale. As of March 31, 2024, the property was recorded at the lower of cost or market and amounted to $10.7 million. At the time of transfer to held for sale, the carrying value of the property approximated its fair value. Therefore, no write-down was recorded upon transfer.
Disclosures about Fair Value of Financial Instruments
The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of March 31, 2024	Fair Value as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$249,688	$221,157	$—	$221,157	$—
Government-sponsored commercial mortgage-backed securities	194,145	172,033	—	172,033	—
Loans, net of allowance for loan losses	13,906,610	13,246,058	—	—	13,246,058
FHLB stock	5,879	5,879	—	5,879	—
Bank-owned life insurance	165,734	165,734	—	165,734	—
Liabilities
Deposits	$17,666,733	$17,661,830	$—	$17,661,830	$—
FHLB advances	17,576	15,102	—	15,102	—
Escrow deposits of borrowers	24,368	24,368	—	24,368	—
Interest rate swap collateral funds	10,810	10,810	—	10,810	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2023	Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$254,752	$230,319	$—	$230,319	$—
Government-sponsored commercial mortgage-backed securities	194,969	174,503	—	174,503	—
Loans, net of allowance for loan losses	13,799,367	13,145,455	—	—	13,145,455
FHLB stock	5,904	5,904	—	5,904	—
Bank-owned life insurance	164,702	164,702	—	164,702	—
Liabilities
Deposits	$17,596,217	$17,593,214	$—	$17,593,214	$—
FHLB advances	17,738	15,366	—	15,366	—
Escrow deposits of borrowers	21,978	21,978	—	21,978	—
Interest rate swap collateral funds	8,500	8,500	—	8,500	—
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
13. Revenue from Contracts with Customers

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
The information presented within this Note excludes discontinued operations with regard to information pertaining to the three months ended March 31, 2023. Refer to Note 15, “Discontinued Operations” for further discussion regarding discontinued operations.
Performance obligations
The Company’s performance obligations are generally satisfied either at a point in time or over time, as services are rendered. Unsatisfied performance obligations at the report date are not material to the Company’s Consolidated Financial Statements.
A portion of the Company’s noninterest income/(loss) is derived from contracts with customers within the scope of ASC 606. The Company has disaggregated such revenues by type of service, as presented in the table below. These categories reflect how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Service charges on deposit accounts	$7,508	$6,472
Trust and investment advisory fees	6,544	5,770
Debit card processing fees	3,247	3,170
Other noninterest income	3,126	2,273
Total noninterest income in-scope of ASC 606	20,425	17,685
Total noninterest income (loss) out-of-scope of ASC 606	7,267	(327,538)
Total noninterest income (loss)	$27,692	$(309,853)
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

Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.7 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively, and were included in other assets in the Company’s Consolidated Balance Sheets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.3 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, and were included in other assets in the Company’s Consolidated Balance Sheets.
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

14. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive (loss) income:

	For the Three Months Ended March 31,
	2024			2023
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized (losses) gains on securities available for sale:
Change in fair value of securities available for sale	$(37,085)	$9,526	$(27,559)	$42,301	$(8,810)	$33,491
Less: reclassification adjustment for losses included in net income	—	—	—	(333,170)	74,630	(258,540)
Net change in fair value of securities available for sale	(37,085)	9,526	(27,559)	375,471	(83,440)	292,031
Unrealized (losses) gains on cash flow hedges:
Change in fair value of cash flow hedges	(39,555)	10,956	(28,599)	19,746	(4,458)	15,288
Less: net cash flow hedge losses reclassified into interest income	(14,041)	3,889	(10,152)	(8,905)	2,515	(6,390)
Net change in fair value of cash flow hedges	(25,514)	7,067	(18,447)	28,651	(6,973)	21,678
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(1,775)	492	(1,283)	(2,468)	697	(1,771)
Less: accretion of prior service credit	2,488	(689)	1,799	2,970	(818)	2,152
Net change in other comprehensive income for defined benefit postretirement plans	(713)	197	(516)	(502)	121	(381)
Total other comprehensive (loss) income	$(63,312)	$16,790	$(46,522)	$403,620	$(90,292)	$313,328

The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2024	$(584,243)	$(31,571)	$7,462	$(608,352)
Other comprehensive loss before reclassifications	(27,559)	(28,599)	—	(56,158)
Less: Amounts reclassified from accumulated other comprehensive loss	—	(10,152)	516	(9,636)
Net current-period other comprehensive loss	(27,559)	(18,447)	(516)	(46,522)
Ending Balance: March 31, 2024	$(611,802)	$(50,018)	$6,946	$(654,874)
Beginning Balance: January 1, 2023	$(880,156)	$(50,159)	$7,123	$(923,192)
Other comprehensive loss before reclassifications	33,491	15,288	—	48,779
Less: Amounts reclassified from accumulated other comprehensive loss	(258,540)	(6,390)	381	(264,549)
Net current-period other comprehensive income (loss)	292,031	21,678	(381)	313,328
Ending Balance: March 31, 2023	$(588,125)	$(28,481)	$6,742	$(609,864)

15. Discontinued Operations
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
In September 2023, following the approval of the sale by the Company’s board of directors, the Company reclassified substantially all of the assets and certain liabilities of its insurance agency business as held for sale in connection with a planned disposition of the business. A business is classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value, and certain other criteria are met. In accordance with ASC 205, Presentation of Financial Statements, the Company classifies operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that will have a major impact on the Company’s financial condition and results of operations. Accordingly, the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash flows were adjusted on a retrospective basis for prior periods.
On October 31, 2023, the Company completed the sale of its insurance agency business for net cash consideration at closing of $498.1 million, subject to customary post-closing working capital adjustments. The net cash proceeds at closing included the gross purchase price pursuant to the agreement of $515.0 million and an estimated working capital adjustment of $4.2 million, which were reduced by transaction expenses of $17.0 million and the settlement of certain obligations of the Company primarily related to employee post-retirement liabilities that originated prior to closing of $4.1 million. In addition, the Company transferred $7.4 million in fiduciary cash to Gallagher upon closing which is included in the determination of the gain on sale as of December 31, 2023 but was not included in the amount of net cash consideration of $498.1 million. In connection with the sale, the Company recognized a gain on sale of $408.6 million, which was subject to certain post-closing adjustments during the 120 day post-closing settlement period which ended on February 28, 2024. The amount of the post-closing settlement was not material. The Company recognized indirect noninterest expenses associated with the sale of approximately $22.3 million.

The following presents operating results of the discontinued insurance agency business for the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
(In thousands)
Noninterest income:
Insurance commissions	$31,671
Other noninterest income	20
Total noninterest income	31,691
Noninterest expense:
Salaries and employee benefits	16,295
Office occupancy and equipment	789
Data processing	1,143
Professional services	293
Marketing expenses	74
Amortization of intangible assets	669
Other	1,308
Total noninterest expense	20,571
Income from discontinued operations before income tax expense	11,120
Income tax expense	3,135
Income from discontinued operations, net of taxes (1)	$7,985
(1)Represents net income from discontinued operations that is presented in the Consolidated Statements of Income.
Certain income and expense amounts were excluded from discontinued operations as they relate to assets and liabilities which were not assumed by Gallagher. The following is a summary of such items and the corresponding income tax effect for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
(In thousands)
Noninterest income:
Income from investments held in rabbi trusts	$339
Other noninterest income (1)	14
Total noninterest income	353
Noninterest expense:
Salaries and employee benefits (2)	335
Office occupancy and equipment (3)	124
Other (4)	555
Total noninterest expense	1,014
Loss before income tax expense	(661)
Income tax benefit	(186)
Net loss	(475)
(1)Includes income on Company-owned life insurance policies which were not disposed of and will be transferred to the Bank upon dissolution of Eastern Insurance Group.
(2)Includes expenses associated with certain employee post-retirement benefit plan expenses.
(3)Includes depreciation expense associated with buildings and related improvements and ROU asset amortization related to one lease which were not disposed of and were transferred to the Bank as of January 1, 2024.
(4)Includes intercompany expenses and other credits associated with the Defined Benefit Plan and the BEP. Components of net periodic benefit cost associated with the Defined Benefit Plan and the BEP included in other noninterest expense above were a net credit for the period presented.
Continuing Involvement

Pursuant to the agreement, the Company agreed to provide certain transitional services to Gallagher for up to six months following the closing of the sale. Such services included certain information and technology support and human resources support. The Company was compensated for such services on a monthly basis and the total compensation over the six month period plus reimbursement of amounts paid by the Company in connection with its performance of the transitional services was not material.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2024, and our results of operations for the three months ended March 31, 2024 and 2023. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2022 Form 10-K.
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
•risks related to the implementation of acquisitions, dispositions, and restructurings, including the pending merger with Cambridge Bancorp and Cambridge Trust Company, such as the risk that acquisitions may not be timely completed or at all and may not produce results at levels or within time frames originally anticipated, including due to delays in obtaining regulatory approvals or to the conditions associated with such approvals;
•risks related to the potential integration of Cambridge Bancorp and Cambridge Trust Company, including that revenue and expense synergies or other expected benefits may not materialize or in the time frame originally anticipated or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
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
•changes in regulation, legislation, accounting standards and practices, and monetary policy;
•the risk that goodwill and intangibles recorded in our financial statements will become impaired;
•the risk that deferred tax assets will not be realized in full;
•the risk that we may not be successful in the implementation of our business strategy;

•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2023 Form 10-K and as may be further updated in our filings with the SEC from time to time.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in our 2023 Form 10-K, as updated by the notes to our Unaudited Interim Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.
In September 2023, following the approval of the sale of our insurance agency business by our board of directors, we reclassified our insurance agency business as held for sale in connection with a planned disposition of the business. Accordingly, the Consolidated Statements of Income and Consolidated Statements of Cash flows present discontinued operations as of March 31, 2023 and for the period then ended. For further discussion, refer to Note 15, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
There have been no other material changes in critical accounting policies during the three months ended March 31, 2024.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $21.2 billion and $21.1 billion at March 31, 2024 and December 31, 2023, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division.
In recent years, we managed our business under two business segments: our banking business and our insurance agency business. On October 31, 2023, we sold substantially all of the assets and transferred certain liabilities of our insurance agency business. In the third quarter of 2023, following management’s decision to sell our insurance agency business, we reclassified the related assets and liabilities to assets and liabilities of discontinued operations, respectively, on our Consolidated Balance Sheets. Accordingly, the results of discontinued operations were reclassified to “net income from discontinued operations” on our Consolidated Statements of Income. For additional discussion of discontinued operations, refer to Note 15, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. The following discussion excludes amounts reported as discontinued operations.
Net income from continuing operations for the three months ended March 31, 2024 computed in accordance with GAAP was $38.6 million as compared to a net loss from continuing operations of $202.1 million for the three months ended March 31, 2023. The increase to net income from continuing operations for the three months ended March 31, 2024 compared to a net loss from continuing operations for the three months ended March 31, 2023 was primarily due to the sale of available for sale securities at a loss in connection with our balance sheet repositioning completed in March 2023 which did not recur during the three months ended March 31, 2024. Refer to the later sections titled “Results of Operations” within this Item 2 for additional discussion.
Net income from continuing operations for the three months ended March 31, 2024 and net loss from continuing operations for the three months ended March 31, 2023 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three months ended March 31, 2024 was $38.1 million compared to operating net income for the three months ended March 31, 2023 of $53.1 million representing a decrease of 28.3%. This decrease was primarily due to decreased net interest income and an increase in the provision for allowance for loan losses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. See “Non-GAAP Financial Measures” and “Results of Operations” within this Item 2 for a reconciliation of operating net income to net income from continuing operations on a GAAP basis and further discussion of net interest income and the provision for allowance for loan losses.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of March 31, 2024 and December 31, 2023, we had total commercial and industrial loans of $3.1 billion and $3.0 billion, respectively, representing 21.9% and 21.8%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. As of March 31, 2024 and December 31, 2023, commercial and industrial loans in our SNC Program portfolio totaled $623.1 million and $606.2 million, respectively, or 20.2% and 20.1%, respectively, of our commercial and industrial portfolio, and 51.0% and 45.1%, respectively, of our commercial and industrial SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and industrial revenue bonds (“IRBs”), the balances of which are detailed below:
◦As of March 31, 2024 and December 31, 2023, our ABL Portfolio totaled $187.2 million and $203.1 million, respectively, or 6.1% and 6.7%, respectively, of our commercial and industrial portfolio.
◦As of both March 31, 2024 and December 31, 2023, our commercial and industrial IRB portfolio, which is comprised of municipal bonds issued to finance major capital projects, totaled $0.9 billion, or 30.2% and 30.8%, respectively, of our commercial and industrial portfolio at each period end.
•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other type properties. As of both March 31, 2024 and December 31, 2023, we had total commercial real estate loans of $5.5 billion, representing 39.3% and 39.1%, respectively, of our total loans as of each period end. As of both March 31, 2024, and December 31, 2023, owner occupied commercial real estate loans totaled $1.0 billion, representing 17.6% and 18.2%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also includes loans included in our SNC Program portfolio described above. As of March 31, 2024 and December 31, 2023, commercial real estate loans in our SNC Program portfolio totaled $86.2 million and $86.3 million, respectively, or 1.6% of our commercial real estate loan portfolio, as of both March 31, 2024 and December 31, 2023, and 100.0% of our commercial real estate SNC Program portfolio were loans to borrowers headquartered in our primary lending market, as of both March 31, 2024 and December 31, 2023. Our commercial real estate loan portfolio also included IRB loans of $587.5 million and $591.0 million as of March 31, 2024 and December 31, 2023, respectively, representing 10.6% and 10.8%, respectively, of our commercial real estate portfolio.

•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of March 31, 2024 and December 31, 2023, we had total commercial construction loans of $388.0 million and $387.0 million, respectively, representing 2.8% and 2.8%, respectively, of our total loans. Our commercial construction loan portfolio also includes loans included in our SNC Program portfolio described above. As of March 31, 2024 and December 31, 2023, commercial construction loans in our SNC Program portfolio totaled $14.7 million and $10.2 million, respectively, or 3.8% and 2.6%, respectively, of our commercial construction loan portfolio, and 100.0% of our commercial construction SNC Program portfolio were loans to borrowers headquartered in our primary lending market as of both March 31, 2024 and December 31, 2023. Our commercial construction loan portfolio also included IRB loans as of $81.2 million and $63.8 million as of March 31, 2024 and December 31, 2023, respectively, representing 20.9% and 16.5% respectively, of our commercial construction portfolio.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of both March 31, 2024 and December 31, 2023, we had total business banking loans of $1.1 billion, representing 7.8% of our total loans as of both March 31, 2024 and December 31, 2023. In this category, commercial and industrial loans and commercial real estate loans totaled $196.8 million and $903.8 million, respectively, as of March 31, 2024, and $186.9 million and $898.9 million, respectively, as of December 31, 2023.
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
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of March 31, 2024 and December 31, 2023, we had total residential real estate loans of $2.5 billion and $2.6 billion, respectively, representing 18.1% and 18.4%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential real estate loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three months ended March 31, 2024, residential real estate mortgage loan originations were $38.3 million, of which $19.9 million were sold on the secondary markets. Comparatively, during the three months ended March 31, 2023, residential real estate mortgage loan originations were $57.2 million, of which $9.1 million were sold on the secondary markets.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of both March 31, 2024 and December 31, 2023, we had total consumer home equity loans of $1.2 billion, representing 8.7% of our total loans as of both March 31, 2024 and December 31, 2023. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of March 31, 2024 and December 31, 2023, we had total other consumer loans of $234.4 million and $235.5 million, respectively, representing 1.7% of our total loans as of both March 31, 2024 and December 31, 2023. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
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
Wealth Management Services
•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of March 31, 2024 and December 31, 2023, we held $3.5 billion and $3.3 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three months ended March 31, 2024, we had noninterest income of $6.5 million from providing these services compared to $5.8 million for the three months ended March 31, 2023.
Outlook and Trends
Acquisitions
Proposed Acquisition
On September 19, 2023, we entered into a definitive merger agreement with Cambridge Bancorp (“Cambridge”) and Cambridge Trust Company (“Cambridge Trust”) pursuant to which we have agreed to acquire Cambridge through a merger, with the Company as the surviving entity (the “Merger Agreement”). Under the Merger Agreement, each share of Cambridge common stock will be exchanged for 4.956 shares of our common stock. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and will provide Cambridge shareholders with a tax-free exchange of their shares of Cambridge common stock in exchange for our common stock as the consideration they will receive in the merger. We anticipate issuing approximately 39.4 million shares of our common stock in the merger. Based upon the closing price of our common stock on September 18, 2023 of $13.41 per share, the transaction is valued at approximately $528.1 million. The closing of the Cambridge acquisition remains subject to required regulatory approvals and satisfaction of other customary closing conditions set forth in the Merger Agreement. On February 28, 2024, our shareholders authorized the issuance of shares of our common stock to Cambridge shareholders in connection with the merger. There can be no assurances as to whether, or when, we and Cambridge will obtain the remaining required approvals or complete the merger. However, we anticipate the merger will close early in the third quarter of 2024.
Cambridge, a Massachusetts corporation, is a federally registered bank holding company headquartered in Cambridge, Massachusetts. Cambridge Trust, a Massachusetts-chartered trust company formed in 1890, is a wholly-owned subsidiary of Cambridge that operates through a network of 22 full-service banking offices in eastern Massachusetts and New Hampshire with $5.4 billion in total assets and $4.2 billion in deposits as of March 31, 2024. Cambridge’s core services also include wealth management. Through its wealth management group, which has offices in Massachusetts and New Hampshire, it offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Cambridge had assets under management and administration of approximately $4.8 billion as of March 31, 2024.
During the three months ended March 31, 2024, we incurred and recorded merger and acquisition costs related to our proposed acquisition of Cambridge of $1.8 million. The following table presents Cambridge-related merger and acquisition costs by financial statement line item on the Consolidated Statements of Income for the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
(In thousands)
Salaries and employee benefits	$3
Office occupancy and equipment	6
Data processing	865
Professional services	787
Other	155
Total	$1,816
No merger and acquisition costs were incurred related to our proposed acquisition of Cambridge during the three months ended March 31, 2023.
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its most recent meeting on May 1, 2024, the FOMC decided to maintain the target range for the federal funds rate at the range set at its July 26, 2023 meeting. The FOMC indicated, in consideration of adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks. Further, it indicated that it does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward its long-term target of 2%.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 35% of the outstanding principal balance of our loans, gross of outstanding interest rate swaps as described further below, as of March 31, 2024 was indexed to a market rate that is expected to reprice with similar magnitude and direction as the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion on March 31, 2024, representing approximately 17.0% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 10, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
Non-GAAP Financial Measures
We present certain non-GAAP financial measures, which management uses to evaluate our performance, and which exclude the effects of certain transactions, non-cash items and GAAP adjustments that we believe are unrelated to our core business and are therefore not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core businesses as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding GAAP financial measures. Except as otherwise indicated, the information presented for the three months ended March 31, 2023 within this section excludes discontinued operations. Refer to Note 15, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for further discussion regarding discontinued operations.

There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, operating net income to average tangible shareholders’ equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) OREO gains and losses, (vii) merger and acquisition expenses, and (viii) certain discrete tax items. There were no gains or losses on sales of other assets, expenses indirectly associated with OREO gains or losses, or impairment charges on tax credit investments and associated tax credit benefits during the periods presented in this Quarterly Report on Form 10-Q.
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

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Net income (loss) from continuing operations (GAAP)	$38,647	$(202,081)
Non-GAAP adjustments:
Add:
Noninterest income components:
Income from investments held in rabbi trusts	(4,318)	(2,857)
Losses on sales of securities available for sale, net	—	333,170
Losses on sales of other assets	—	5
Noninterest expense components:
Rabbi trust employee benefit expense	1,746	1,274
Merger and acquisition expenses	1,816	—
Total impact of non-GAAP adjustments	(756)	331,592
Less net tax (expense) benefit associated with non-GAAP adjustment (1)	(190)	76,377
Non-GAAP adjustments, net of tax	$(566)	$255,215
Operating net income (non-GAAP)	$38,081	$53,134

Weighted average common shares outstanding during the period:
Basic	162,863,540	161,991,373
Diluted	163,188,410	162,059,431

Earnings (losses) per share from continuing operations, basic	$0.24	$(1.25)
Earnings (losses) per share from continuing operations, diluted	$0.24	$(1.25)

Operating earnings per share, basic (non-GAAP)	$0.23	$0.33
Operating earnings per share, diluted (non-GAAP)	$0.23	$0.33
(1)The net tax (expense) benefit associated with these items is generally determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. The net tax benefit amount for the three months ended March 31, 2023 primarily resulted from the sale of securities classified as available for sale in the first quarter of 2023 and a $23.7 million tax benefit resulting from the transfer of certain securities from Market Street Securities Corp (“MSSC”), a wholly owned subsidiary which was liquidated during the first quarter of 2023, to Eastern Bank. In addition, upon the sale of securities in the first quarter of 2023, we established a valuation allowance of $17.4 million, which is included in the net tax benefit amount, as it was determined at that time that it was not more-likely-than-not that the entirety of the deferred tax asset related to the loss on such securities would be realized.

The following table summarizes the impact of non-core items with respect to our total revenue (loss), noninterest income (loss), noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net interest income (GAAP)	$129,900	$138,309
Add:
Tax-equivalent adjustment (non-GAAP)	4,483	4,445
Fully-taxable equivalent net interest income (non-GAAP)	134,383	142,754
Noninterest income (loss) (GAAP)	27,692	(309,853)
Less:
Income from investments held in rabbi trusts	4,318	2,857
Losses on sales of securities available for sale, net	—	(333,170)
Losses on sales of other assets	—	(5)
Noninterest income on an operating basis (non-GAAP)	23,374	20,465
Noninterest expense (GAAP)	$101,202	$95,891
Less:
Rabbi trust employee benefit expense	1,746	1,274
Merger and acquisition expenses	1,816	—
Noninterest expense on an operating basis (non- GAAP)	$97,640	$94,617
Total revenue (loss) from continuing operations (GAAP)	$157,592	$(171,544)
Total operating revenue (non-GAAP)	$157,757	$163,219
Ratios:
Efficiency ratio (GAAP)	64.22%	(55.90)%
Operating efficiency ratio (non-GAAP)	61.89%	57.97%
The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of March 31,	As of December 31,
	2024	2023
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$2,952,831	$2,974,855
Less: Goodwill and other intangibles	565,701	566,205
Tangible shareholders’ equity (non-GAAP)	2,387,130	2,408,650
Tangible assets:
Total assets (GAAP)	21,174,804	21,133,278
Less: Goodwill and other intangibles	565,701	566,205
Tangible assets (non-GAAP)	$20,609,103	$20,567,073
Shareholders’ equity to assets ratio (GAAP)	13.9%	14.1%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	11.6%	11.7%
Book value per share:
Common shares issued and outstanding	176,631,477	176,426,993
Book value per share (GAAP)	$16.72	$16.86
Tangible book value per share (non-GAAP)	$13.51	$13.65
The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income (loss) from continuing operations and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net income (loss) from continuing operations (GAAP)	$38,647	$(202,081)
Operating net income (non-GAAP) (1)	38,081	53,134
Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$2,970,759	$2,460,170
Less: Average goodwill and other intangibles (2)	566,027	660,795
Average tangible shareholders’ equity (non-GAAP)	2,404,732	1,799,375
Ratios:
Return (loss) on average total shareholders’ equity (GAAP) (3)	5.23%	(33.31)%
Return (loss) on average tangible shareholders’ equity (non-GAAP) (3)	6.46%	(45.55)%
Operating return on average tangible shareholders’ equity (non-GAAP) (3)	6.36%	11.98%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income (loss) from continuing operations.
(2)Includes goodwill and other intangibles included in assets of discontinued operations within the Company’s Consolidated Balance Sheets for the three months ended March 31, 2023.
(3)Presented on an annualized basis.
Financial Position
Summary of Financial Position

	As of March 31, 2024	As of December 31, 2023	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$739,018	$693,076	$45,942	6.6%
Securities available for sale	4,287,585	4,407,521	(119,936)	(2.7)%
Securities held to maturity	443,833	449,721	(5,888)	(1.3)%
Loans, net of allowance for loan losses	13,906,610	13,799,367	107,243	0.8%
Federal Home Loan Bank Stock	5,879	5,904	(25)	(0.4)%
Goodwill and other intangible assets	565,701	566,205	(504)	(0.1)%
Deposits	17,666,733	17,596,217	70,516	0.4%
Borrowed funds	52,754	48,216	4,538	9.4%
Cash and cash equivalents
Total cash and cash equivalents increased by $45.9 million, or 6.6%, to $739.0 million at March 31, 2024 from $693.1 million at December 31, 2023. This increase was primarily due to proceeds from maturities and principal paydowns of AFS and HTM securities of $87.6 million and an increase in deposits of $70.5 million. Partially offsetting this increase was an increase in gross loans of $115.3 million during the three months ended March 31, 2024. For further discussion of the change in securities, deposits, and loans, refer to the later “Securities,” ”Deposits,” and ”Loans,” sections in this Item 2.

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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of March 31, 2024	As of December 31, 2023
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,683,627	$2,780,638
Government-sponsored commercial mortgage-backed securities	1,106,783	1,124,376
U.S. Agency bonds	215,238	216,011
U.S. Treasury securities	95,085	95,152
State and municipal bonds and obligations	186,852	191,344
Total available for sale securities, at fair value	4,287,585	4,407,521
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	249,688	254,752
Government-sponsored commercial mortgage-backed securities	194,145	194,969
Total held to maturity securities, at amortized cost	443,833	449,721
Total	$4,731,418	$4,857,242
Our securities portfolio has decreased approximately $125.8 million, or 2.6%, to $4.7 billion at March 31, 2024 from $4.9 billion at December 31, 2023. This decrease was primarily due to maturities and principal paydowns of AFS and HTM securities of $87.6 million.
We did not have trading investments at March 31, 2024 or December 31, 2023.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $186.6 million at March 31, 2024 compared to $191.1 million at December 31, 2023.

Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both March 31, 2024 and December 31, 2023, we had no securities categorized as Level 3 within the fair value hierarchy.
The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended March 31, 2024 and December 31, 2023. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of March 31, 2024 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.39%	1.68%	1.59%	1.60%
Government-sponsored commercial mortgage-backed securities	—	1.66	1.54	1.95	1.79
U.S. Agency bonds	—	1.35	—	—	1.35
U.S. Treasury securities	—	1.96	—	—	1.96
State and municipal bonds and obligations	2.23	2.48	3.39	4.10	3.67
Total available for sale securities	2.23%	1.66%	1.84%	1.73%	1.72%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.85%	2.85%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.37	—	2.22
Total held to maturity securities	—%	2.16%	2.37%	2.85%	2.58%
Total	2.23%	1.74%	1.93%	1.79%	1.79%

	Securities Maturing as of December 31, 2023 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.35%	1.90%	1.59%	1.60%
Government-sponsored commercial mortgage-backed securities	—	1.92	1.40	1.95	1.79
U.S. Agency bonds	—	1.35	—	—	1.35
U.S. Treasury securities	—	1.96	—	—	1.96
State and municipal bonds and obligations	1.33	2.41	3.34	4.09	3.66
Total available for sale securities	1.33%	1.76%	1.62%	1.73%	1.72%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	2.18	2.25	—	2.22
Total held to maturity securities	—%	2.18%	2.25%	2.87%	2.59%
Total	1.33%	1.81%	1.75%	1.79%	1.79%
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
Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	March 31, 2024	December 31, 2023
	(In thousands)
Commercial and industrial	$3,084,580	$3,034,068
Commercial real estate	5,519,505	5,457,349
Commercial construction	388,024	386,999
Business banking	1,100,637	1,085,763
Residential real estate	2,544,462	2,565,485
Consumer home equity	1,217,141	1,208,231
Other consumer	234,398	235,533
Total loans	14,088,747	13,973,428
Allowance for loan losses	(149,190)	(148,993)
Unamortized premiums, net of unearned discounts and deferred fees, net of costs	(32,947)	(25,068)
Total loans receivable, net	$13,906,610	$13,799,367
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $115.3 million, or 0.8%, to $14.1 billion at March 31, 2024 from $14.0 billion at December 31, 2023. The increase was primarily due to increases in our commercial real estate and commercial and industrial portfolio balances.
•Our commercial real estate portfolio increased by $62.2 million from December 31, 2023 to March 31, 2024 which was primarily attributable to an increase of $89.1 million in commercial real estate investment loan balances. Such loans represent loans secured by commercial real estate that are non-owner-occupied. The increase in such loan balances was primarily due to management’s active focus on originating loans collateralized by industrial/warehouse and multi-family property types, which are included in the commercial real estate investment loan category, due to management’s belief that the credit performance of such loans has a stable outlook. The increase in commercial real estate investment loan balances was partially offset by a decrease in commercial real estate owner-occupied loans of $18.8 million which was due to net paydowns of such loans during the three months ended March 31, 2024.
•Our commercial and industrial portfolio increased by $50.5 million from December 31, 2023 to March 31, 2024 which was primarily due to new loan originations within the commercial and industrial portfolio during the three months ended March 31, 2024.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and it is concentrated in the New England geographical area, with 83.3% of our commercial loans in Massachusetts and New Hampshire as of March 31, 2024.
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
Special mention, substandard and doubtful loans totaled 5.4% and 4.1% of total commercial loans outstanding at March 31, 2024 and December 31, 2023, respectively. This increase was driven by several risk rating downgrades of loans in the commercial real estate and commercial and industrial portfolio.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio decreased to 0.32% at March 31, 2024, compared to 0.41% at December 31, 2023.
The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	March 31, 2024	December 31, 2023
Portfolio
Commercial and industrial	0.02%	0.13%
Commercial real estate	—%	—%
Commercial construction	—%	—%
Business banking	0.65%	0.58%
Residential real estate	0.84%	1.11%
Consumer home equity	1.19%	1.43%
Other consumer	0.40%	0.46%
Total	0.32%	0.41%
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
NPLs increased $4.6 million, or 8.8%, to $57.2 million at March 31, 2024 from $52.6 million at December 31, 2023. NPLs as a percentage of total loans increased to 0.41% at March 31, 2024 from 0.38% at December 31, 2023. Refer to the later “Allowance for Loan Losses” section in this Item 2 for a discussion of the change in non-accrual loans which comprise our NPLs as of March 31, 2024 and December 31, 2023.
The total amount of interest recorded on NPLs during both the three months ended March 31, 2024 and 2023 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $1.5 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. The aggregate amortized cost balance as of March 31, 2024 and 2023 of loans modified during the three months ended March 31, 2024 and 2023, respectively, which were determined to be modifications to borrowers experiencing financial difficulty was $1.1 million and $2.3 million, respectively. As of March 31, 2024, there were no loans that had been modified to borrowers experiencing financial difficulty during the during the twelve-month period then ended which had subsequently defaulted during the three months ended March 31, 2024. As of March 31, 2023, there were no loans that had been modified to borrowers experiencing financial difficulty during the during the three-month period then ended which had subsequently defaulted during the during the three months ended March 31, 2023.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. As of March 31, 2024 and December 31, 2023, the carrying amount of PCD loans was $48.4 million and $49.1 million, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $132.6 million, or 35.5%, to $506.3 million at March 31, 2024 from $373.7 million at December 31, 2023. These loans as a percentage of total loans increased to 3.6% at March 31, 2024 from 2.7% at December 31, 2023. The increase in potential problem loans from December 31, 2023 to March 31, 2024 was primarily due to the downgrade of certain commercial real estate and commercial and industrial loans during the three months ended March 31, 2024, including certain commercial real estate loans collateralized by properties in the office risk segment. Refer to the below “Commercial Real Estate Office Exposure” section of this Item 2 for additional information.
Commercial Real Estate Office Exposure. Our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, and mixed-use properties where rental income is primarily from office space) totaled $802.0 million and $818.9 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 83.7% of the total recorded investment balance of office-related CRE loans are located, and approximately 19.1% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as rising interest rates, reduced occupancy as a result of the increase in hybrid work arrangements post-COVID, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of March 31, 2024, two of these loans, which had a total recorded investment balance of $21.6 million, were on non-accrual status, one of which transitioned to non-accrual status during the three months ended March 31, 2024. We recorded a partial charge-off of $7.3 million of the commercial real estate loan which transitioned to non-accrual during the three months ended March 31, 2024. As of December 31, 2023, two of these loans were on non-accrual status and had a total recorded investment balance of $14.0 million.
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	March 31, 2024	December 31, 2023
	(In thousands)
Commercial real estate
Pass	$653,180	$683,545
Special mention	30,022	—
Substandard	77,555	104,962
Doubtful	21,646	13,969
Total commercial real estate	$782,403	$802,476
Commercial construction
Pass	$19,169	$15,986
Special mention	454	454
Substandard	—	—
Doubtful	—	—
Total commercial construction	$19,623	$16,440
Total	$802,026	$818,916
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	March 31, 2024	December 31, 2023
	(In thousands)
Commercial real estate
Office	$417,316	$425,682
Medical office	113,714	113,110
Mixed-use	251,373	263,684
Total commercial real estate	$782,403	$802,476
Commercial construction
Office	$454	$454
Medical office	18,144	14,961
Mixed-use	1,025	1,025
Total commercial construction	$19,623	$16,440
Total	$802,026	$818,916
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
The allowance for loan losses is allocated to loan categories using both a formula-based approach and an analysis of certain individual loans for impairment. We use a methodology to systematically estimate the amount of expected credit loss in the loan portfolio. Under our current methodology, the allowance for loan losses contains reserves related to loans for which the related allowance for loan losses is determined on an individual loan basis and on a collective basis, and other qualitative components.
The allowance for loan losses increased by $0.2 million, or 0.1%, to $149.2 million, or 1.06% of total loans, at March 31, 2024 from $149.0 million, or 1.07% of total loans at December 31, 2023. The increase in the allowance for loan losses was primarily the result of additional reserves required due to an increase in loan balances during the three months ended March 31, 2024. In addition, we recorded a $7.3 million charge-off related to one commercial real estate loan collateralized by a property in the office risk segment. The loan transitioned to non-accrual during the three months ended March 31, 2024 and had not been specifically reserved for as of December 31, 2023. Consequently, we recorded a corresponding and partially-offsetting provision for allowance for loan losses within our CRE portfolio of $6.3 million during the three months ended March 31, 2024.
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets. Our reserve for unfunded lending commitments decreased by $2.0 million, or 14%, to $12.1 million at March 31, 2024 from $14.1 million at December 31, 2023. The decrease was primarily due to a combination of decreased total exposure on unfunded lending commitments and lower reserve rates within the commercial construction portfolio, which was attributable to an improved economic forecast. The decrease in our reserve for unfunded lending commitments contributed to a decrease in our other non-interest expense during the three months ended March 31, 2024.
For additional discussion of the change in allowance for loan losses, refer to the later “Provision for Loan Losses,” included in the “Results of Operations” section within this Item 2.

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(25)	$(139)
Commercial real estate	7,118	(4)
Commercial construction	—	—
Business banking	(308)	(138)
Residential real estate	(21)	(15)
Consumer home equity	2	6
Other consumer	488	445
Total net loan charge-offs	$7,254	$155
Average loans:
Commercial and industrial	$3,077,660	$3,187,533
Commercial real estate	5,582,309	5,270,526
Commercial construction	361,425	334,979
Business banking	1,002,905	972,198
Residential real estate	2,569,324	2,509,313
Consumer home equity	1,214,191	1,169,727
Other consumer	205,900	188,889
Average total loans (1)	$14,013,714	$13,633,165
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.00%	0.00%
Commercial real estate	0.13	0.00
Commercial construction	—	—
Business banking	(0.03)	(0.01)
Residential real estate	0.00	0.00
Consumer home equity	0.00	0.00
Other consumer	0.24	0.24
Total net charge-offs to average loans outstanding during the period:	0.05%	0.00%
Total loans	$14,055,800	$13,661,653
Total non-accrual loans	$57,173	$34,573
Allowance for loan losses	$149,190	$140,938
Allowance for loan losses as a percent of total loans	1.06%	1.03%
Non-accrual loans as a percent of total loans	0.41%	0.25%
Allowance for loan losses as a percent of non-accrual loans	260.94%	407.65%
(1)Average loan balances exclude loans held for sale.

Non-accrual loans increased $22.6 million, or 65.4%, to $57.2 million at March 31, 2024 from $34.6 million at March 31, 2023, primarily due to an increase in commercial real estate non-accrual loans of $37.3 million and was partially offset by a decrease in commercial and industrial non-accrual loans of $10.3 million. Non-accrual commercial real estate loans increased due to several loans, which are collateralized by properties in the office risk segment, transitioning to non-accrual status subsequent to March 31, 2023, one of which transitioned to non-accrual status during the three months ended March 31, 2024 and is collateralized by real estate in the office risk segment. For additional information regarding the credit quality of our loans, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of March 31, 2024			As of December 31, 2023
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans (1)
	(Dollars in thousands)
Commercial and industrial	$28,863	19.35%	21.89%	$26,959	18.09%	21.71%
Commercial real estate	64,629	43.32%	39.18%	65,475	43.95%	39.05%
Commercial construction	6,204	4.16%	2.75%	6,666	4.47%	2.77%
Business banking	14,631	9.81%	7.81%	14,913	10.01%	7.77%
Residential real estate	25,935	17.38%	18.06%	25,954	17.42%	18.36%
Consumer home equity	5,684	3.81%	8.64%	5,595	3.76%	8.65%
Other consumer	3,244	2.17%	1.66%	3,431	2.30%	1.69%
Total	$149,190	100.00%	100.00%	$148,993	100.00%	100.00%
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
We held an investment in the FHLBB of $5.9 million at both March 31, 2024 and December 31, 2023. The amount of stock we are required to purchase is proportional to our FHLB borrowings and level of total assets.
Goodwill and other intangible assets

The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below:

	March 31, 2024	December 31, 2023
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$557,635
Balances subject to amortization
Core deposit intangible	8,066	8,570
Total goodwill and other intangible assets	$565,701	$566,205
The balance of our goodwill and core deposit intangible asset was $565.7 million and $566.2 million at March 31, 2024 and December 31, 2023, respectively. We did not record any impairment to our goodwill or core deposit intangible asset during the three months ended March 31, 2024.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of March 31, 2024	As of December 31, 2023	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$4,952,487	$5,162,218	$(209,731)	(4.1)%
Interest checking	3,739,631	3,737,361	2,270	0.1%
Savings	1,291,260	1,323,126	(31,866)	(2.4)%
Money market investments	4,770,058	4,664,475	105,583	2.3%
Certificate of deposits	2,913,297	2,709,037	204,260	7.5%
Total deposits	$17,666,733	$17,596,217	$70,516	0.4%
Deposits remained relatively consistent, increasingly by $70.5 million, or 0.4%, to $17.7 billion at March 31, 2024 from $17.6 billion at December 31, 2023. This increase was primarily driven by increased money market investment deposits and certificates of deposit partially offset by a decrease in demand deposits reflecting a continued shift in deposit mix from non-interest-bearing deposit accounts to interest-bearing deposit accounts. This shift in deposit mix during the three months ended March 31, 2024 was due primarily to increases in rates paid on money market investment deposits and certificates of deposit, which attracted depositors to such products.
The Bank’s estimate of total uninsured deposits was $7.7 billion and $8.0 billion at March 31, 2024 and December 31, 2023, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $5.4 billion and $5.5 billion at March 31, 2024 and December 31, 2023, respectively.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Three Months Ended March 31, 2024		For the Year Ended December 31, 2023
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$4,989,245	—%	$5,404,208	—%
Interest checking	3,744,912	0.88%	4,070,585	0.60%
Savings	1,297,360	0.01%	1,515,713	0.01%
Money market investments	4,741,990	2.59%	4,918,343	2.11%
Certificate of deposits	2,785,130	4.87%	2,303,520	4.24%
Total deposits	$17,558,637	1.66%	$18,212,369	1.24%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of March 31, 2024	As of December 31, 2023
Maturing in	(In thousands)
Three months or less	$260,096	$278,281
Over three months through six months	121,469	262,761
Over six months through 12 months	523,860	316,408
Over 12 months	1,889	10,146
Total	$907,314	$867,596
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
Our total borrowings increased by $4.5 million to $52.8 million at March 31, 2024 compared to $48.2 million at December 31, 2023. The increase was primarily due to increased balances of escrow deposits from borrowers and interest rate swap collateral funds. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.
The following table sets forth information concerning balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of March 31, 2024	As of December 31, 2023	Amount ($)	Percentage (%)
	(In thousands)
Escrow deposits of borrowers	$24,368	$21,978	$2,390	10.9%
Interest rate swap collateral funds	10,810	8,500	2,310	27.2%
FHLB advances	17,576	17,738	(162)	(0.9)%
Total	$52,754	$48,216	$4,538	9.4%
Results of Operations
The information presented within this section excludes discontinued operations with respect to information related to the three months ended March 31, 2023. Refer to Note 15, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q for further discussion regarding discontinued operations.
Summary of Results of Operations

	Three Months Ended March 31,
			Change
	2024	2023	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$202,611	$188,880	$13,731	7.3%
Interest expense	72,711	50,571	22,140	43.8%
Net interest income	129,900	138,309	(8,409)	(6.1)%
Provision for allowance for loan losses	7,451	25	7,426	29,704.0%
Noninterest income (loss)	27,692	(309,853)	337,545	(108.9)%
Noninterest expense	101,202	95,891	5,311	5.5%
Income tax expense (benefit)	10,292	(65,379)	75,671	(115.7)%
Net income (loss)	38,647	(202,081)	240,728	(119.1)%
Comparison of the three months ended March 31, 2024 and 2023
Interest and Dividend Income
Interest and dividend income increased by $13.7 million, or 7.3%, to $202.6 million during the three months ended March 31, 2024 from $188.9 million during the three months ended March 31, 2023. The increase was the result of an increase in the yield on average interest-earning assets which increased by 53 basis points compared to the three months ended March 31, 2023. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures. Partially offsetting the impact of increased yields was a decrease in the average balance of our interest-earning assets which decreased by $1.6 billion, or 7.4%, to $20.2 billion during the three months ended March 31, 2024 compared to $21.8 billion during the three months ended March 31, 2023, which was primarily attributable to a decrease in the average balance of securities.
•Interest income on loans increased $16.4 million, or 10.7%, to $170.0 million during the three months ended March 31, 2024 from $153.5 million during the three months ended March 31, 2023. The increase in interest income on our loans was due to an increase in our yields and an increase in our average loan balance. The overall yield on our loans increased 31 basis points during the three months ended March 31, 2024 in comparison to the three months ended March 31, 2023. The increase in yield was primarily due to increases in market rates of interest which resulted in increased yields on variable rate loans which repriced, and new loans originated at higher rates of interest. The average balance of our loans increased $0.4 billion, or 2.8%, to $14.0 billion during the three months ended March 31, 2024 from $13.6 billion during the three months ended March 31, 2023.
•Interest income on securities and other short-term investments decreased slightly by $2.7 million, or 7.7%, to $32.6 million during the three months ended March 31, 2024 from $35.3 million during the three months ended March 31, 2023. The decrease was primarily driven by a decrease in our average securities and other short-term investments balance, which decreased $2.0 billion, or 24.4%, to $6.2 billion for the three months ended March 31, 2024 from $8.1 billion for the three months ended March 31, 2023, which was primarily due to our sales of AFS securities in March 2023. Also contributing to the decrease in the average balance of securities and other short-term investments was maturities and principal paydowns on AFS and HTM securities. Partially offsetting the decrease in our average securities and other short-term investments balance was an increase in our yield on our securities and other short-term investments which increased 38 basis points during the three months ended March 31, 2024 in comparison to the three months ended March 31, 2023 primarily due to an increase in the rate paid on our cash held at the Federal Reserve Bank of Boston from an average of 4.59% during the three months ended March 31, 2023 to an average of 5.40% during the three months ended March 31, 2024.
Interest Expense
During the three months ended March 31, 2024, interest expense increased $22.1 million, to $72.7 million, from $50.6 million during the three months ended March 31, 2023. The increase was due to an increase in deposit interest expense partially offset by a decrease in borrowings interest expense.
During the three months ended March 31, 2024, interest expense on our interest-bearing deposits increased by $29.5 million to $72.5 million from $42.9 million during the three months ended March 31, 2023. This increase was due to an increase in the rates paid on deposits. Rates paid on deposits increased by 99 basis points to 2.32% during the three months ended March 31, 2024 from 1.33% during the three months ended March 31, 2023. This was primarily due to our increasing overall deposit rates paid in response to an increase in market rates of interest and heightened industry-wide competition for deposits. Partially offsetting the impact of the increase in rates paid on deposits was a decrease in the average balance of interest-bearing deposits for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, the average interest-bearing deposits balance decreased by $0.5 billion to $12.6 billion from $13.1 billion during the three months ended March 31, 2023 primarily as a result of a decrease in the average balance of brokered deposits. The average balance of brokered certificates of deposit decreased to $8.2 million during the three months ended March 31, 2024 from $784.4 million during the three months ended March 31, 2023.
Interest expense related to our borrowings decreased by $7.4 million to $0.3 million during three months ended March 31, 2024 from $7.6 million during the three months ended March 31, 2023. The decrease in borrowings interest expense during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to a decrease in our utilization of our FHLB borrowing capacity. Our utilization of FHLBB borrowings was greater during the three months ended March 31, 2023 compared to the three months ended March 31, 2024 as we bolstered on-balance sheet liquidity in response to the bank failures in the first quarter of 2023. In addition, during the four quarter of 2023, we paid down our FHLB advances primarily with the proceeds from the sale of our insurance agency business, which occurred in the fourth quarter of 2023. Both of these factors resulted in a reduced average balance of borrowings during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Net Interest Income
Net interest income decreased by $8.4 million, or 6.1%, to $129.9 million during the three months ended March 31, 2024 from $138.3 million for the three months ended March 31, 2023. Net interest income decreased due to a decrease in the average balance of net interest-earning assets of $0.5 billion, or 6.1%, to $7.5 billion during the three months ended March 31, 2024 from $8.0 billion during the three months ended March 31, 2023.
The following chart shows our net interest margin over the past five quarters:

Net Interest Margin ("NIM")
2.85%
2.80%
2.75%
2.70%
2.65%
2023 Q1
2023 Q2
2023 Q3
2023 Q4
2024 Q1
NIM

Net interest margin is determined by dividing FTE net interest income by average total interest-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using marginal tax rates of 21.7% for both the three months ended March 31, 2024 and 2023, respectively. Net interest margin remained relatively consistent during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Refer to the above “Interest and Dividend Income” and “Interest Expense” sections for further discussion.

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
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended March 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$2,570,803	$23,994	3.75%	$2,513,413	$21,614	3.49%
Commercial	10,024,299	126,842	5.09%	9,765,236	115,929	4.81%
Consumer	1,420,091	23,237	6.58%	1,358,616	20,059	5.99%
Total loans	14,015,193	174,073	5.00%	13,637,265	157,602	4.69%
Non-taxable investment securities	197,467	1,828	3.72%	197,766	1,817	3.73%
Taxable investment securities	5,377,101	23,373	1.75%	7,486,899	28,642	1.55%
Other short-term investments	576,537	7,820	5.46%	449,543	5,264	4.75%
Total interest-earning assets	$20,166,298	$207,094	4.13%	$21,771,473	$193,325	3.60%
Non-interest-earning assets	950,893			739,270
Total assets	$21,117,191			$22,510,743
Interest-bearing liabilities:
Deposits:
Savings account	$1,297,360	$41	0.01%	$1,721,143	$81	0.02%
Interest checking account	3,744,912	8,187	0.88%	4,363,528	4,711	0.44%
Money market investment	4,741,990	30,495	2.59%	5,040,330	20,305	1.63%
Time account	2,785,130	33,735	4.87%	1,931,860	17,836	3.74%
Total interest-bearing deposits	12,569,392	72,458	2.32%	13,056,861	42,933	1.33%
Borrowings	50,781	253	2.00%	675,056	7,638	4.59%
Total interest-bearing liabilities	$12,620,173	$72,711	2.32%	$13,731,917	$50,571	1.49%
Demand accounts	4,989,245			5,825,269
Other noninterest-bearing liabilities	537,014			493,387
Total liabilities	18,146,432			20,050,573
Shareholders’ equity	2,970,759			2,460,170
Total liabilities and shareholders’ equity	$21,117,191			$22,510,743
Net interest income – FTE		$134,383			$142,754
Net interest rate spread (2)			1.81%			2.11%
Net interest-earning assets (3)	$7,546,125			$8,039,556
Net interest margin – FTE (4)			2.68%			2.66%
Average interest-earning assets to interest-bearing liabilities	159.79%			158.55%
Return (loss) on average assets (5)(6)	0.74%			(3.50)%
Return (loss) on average equity (5)(7)	5.23%			(32.00)%
Noninterest expense to average assets (8)	1.93%			2.10%
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
(5)Presented on an annualized basis.

(6)Represents net income (loss), including net income from discontinued operations, divided by average total assets.
(7)Represents net income (loss), including net income from discontinued operations, divided by average equity.
(8)Includes noninterest expenses included in results of discontinued operations. Refer to Note 15, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for such amounts.
The following chart shows the composition of our quarterly average interest-earning assets for the past five quarters:

Average Interest-Earning Assets
$25,000
$20,000
$15,000
$10,000
$5,000
$—
(in millions)
2023 Q1
2023 Q2
2023 Q3
2023 Q4
2024 Q1
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded provisions for allowance for loan losses of $7.5 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Management determined a provision to be necessary for the three months ended March 31, 2024 primarily due to a $7.3 million partial charge-off of a commercial real estate investment loan which transitioned to non-accrual status during the three months ended March 31, 2024 and had not been previously reserved for on a specific reserve basis.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Management’s estimate of our allowance for loan losses as of March 31, 2024 and the provision for allowance for loan losses for the three months ended March 31, 2024, was supported, in part, by Oxford Economics’ March 2024 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will slightly grow in the second quarter of 2024. This forecast reflects the impact of consumer spending rebounding after a slow end to 2023 and start of 2024. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included a slight increase in unemployment rate and a gross domestic product (“GDP”) that is projected to rise modestly in the second quarter of 2024. Further, the forecast assumed that the FOMC will decrease federal rates during May 2024, although the probability of such a rate decrease occurring was reduced from prior forecasts. Although the core consumer price index declined slightly in March 2024 from the prior month, inflation is expected to remain above the FOMC’s 2% target through 2024 and therefore, no material reduction in federal rates was forecast. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience growth of GDP in 2024 of 1.1%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $12.4 million as of March 31, 2024. The upside scenario assumed GDP growth of 3.3% in 2024, along with sustained recovery. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $4.9 million as of March 31, 2024.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended March 31,
			Change
	2024	2023	Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$7,508	$6,472	$1,036	16.0%
Trust and investment advisory fees	6,544	5,770	774	13.4%
Debit card processing fees	3,247	3,170	77	2.4%
Interest rate swap income (loss)	667	(408)	1,075	(263.5)%
Income from investments held in rabbi trusts	4,318	2,857	1,461	51.1%
Losses on sales of mortgage loans held for sale, net	(58)	(74)	16	(21.6)%
Losses on sales of securities available for sale, net	—	(333,170)	333,170	(100.0)%
Other	5,466	5,530	(64)	(1.2)%
Total noninterest income (loss)	$27,692	$(309,853)	$337,545	(108.9)%
Noninterest income increased $337.5 million, or 108.9%, to $27.7 million for the three months ended March 31, 2024 from a net loss of $309.9 million for the three months ended March 31, 2023. This increase was primarily due to a $333.2 million decrease in losses on sales of securities available for sale, a $1.5 million increase in income from investments held in rabbi trusts, a $1.1 million increase in interest rate swap income, and a $1.0 million increase in service charges on deposit accounts.
•We recorded losses of $333.2 million on sales of securities available for sale, net, for the three months ended March 31, 2023. Management made the decision to sell certain available for sale securities in connection with a balance sheet repositioning in March 2023. There were no sales of securities available for sale during the three months ended March 31, 2024.
•Income from investments held in rabbi trusts increased primarily as a result of a favorable mark-to-market adjustment on equity securities held in those accounts for the three months ended March 31, 2024 resulting from an increase in the market value of equity securities held in the rabbi trusts.
•Interest rate swap income increased primarily as a favorable mark-to-market adjustment during the three months ended March 31, 2024 compared to an unfavorable mark-to-market adjustment during the three months ended March 31, 2023.
•Service charges on deposit accounts increased primarily as a result of increased corporate account analysis charges which was primarily due to higher customer deposit activity. Also contributing to the increase was an increase in overdraft charges, which increased primarily due to a larger volume of overdrafts for the three months ended March 31, 2024 compared to during the three months ended March 31, 2023.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:

Noninterest Expense

	Three Months Ended March 31,
			Change
	2024	2023	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$64,471	$62,183	$2,288	3.7%
Office occupancy and equipment	9,184	9,089	95	1.0%
Data processing	16,509	12,298	4,211	34.2%
Professional services	3,512	3,127	385	12.3%
Marketing	1,515	1,023	492	48.1%
Loan expenses	1,170	1,095	75	6.8%
FDIC insurance	2,285	2,546	(261)	(10.3)%
Amortization of intangible assets	504	291	213	73.2%
Other	2,052	4,239	(2,187)	(51.6)%
Total noninterest expense	$101,202	$95,891	$5,311	5.5%

Noninterest expense increased by $5.3 million, or 5.5%, to $101.2 million during the three months ended March 31, 2024 from $95.9 million during the three months ended March 31, 2023. This increase was primarily due to a a $4.2 million increase in data processing expense and a $2.3 million increase in salary and employee benefits expenses. These increases were partially offset by a $2.2 million decrease in other noninterest expenses.
•Data processing expenses increased during the three months ended March 31, 2024 compared to during the three months ended March 31, 2023, primarily due to an increase in software expenses, which were primarily driven by increases in customer relationship management and cybersecurity software expenses. The increase in these expenses was driven by efforts to improve our customer relationship management with current and potential customers, as well as improve our cybersecurity technology to better protect against cybersecurity threats. Also contributing to the increase in data processing expenses was an increase in engineering and consulting expense, which was primarily driven by onboarding costs related to our pending Cambridge acquisition.
•Salaries and employee benefits expenses increased primarily due to an $1.1 million increase in salaries and wages expense, which was primarily due to costs of living salary and wage increases and the addition of new employees. Also contributing to the increase in salaries and employee benefits was the legacy long-term cash-based incentive plan compensation expense, which was a net credit (reduction of expense) during the three months ended March 31, 2023, as a result of a decline in certain metrics to which the awards were tied during such period. The final performance cycle under the legacy long-term cash-based incentive compensation plan ended on December 31, 2023. As such, we have ceased accruing expense relative to this plan. In addition, restricted stock award expense and benefit expense related to our defined contribution supplemental executive retirement plan (“DC SERP”) each increased $0.5 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Restricted stock award expense increased due to incremental expense recognized in relation to restricted stock units granted. For our DC SERP, participant benefits are adjusted based upon deemed investment performance. Accordingly, such investments experienced an increase in value during the three months ended March 31, 2024, resulting in a corresponding increase in the related benefit expense. Partially offsetting these increases was an increase in loan origination fee expense reductions, which were primarily due to increases in commercial loan volume.
•Other noninterest expenses decreased primarily due to a $2.7 million decrease in the provision for credit losses on off-balance sheet exposures, which was caused by decreases in unfunded reserve rates and balances in commercial construction and commercial and industrial unfunded commitments. For further discussion of the change in the provision for credit losses on off-balance sheet exposures, refer to the earlier discussion under “Allowance for Credit Losses,” included in the “Financial Position” section within this Item 2. Partially offsetting this decrease was a $0.7 million increase in post retirement bank owned life insurance expense which was primarily caused by a decrease in the discount rate used to determine the liability related to our split-dollar life insurance policies. This decrease in the discount rate resulted in an increase in the expense associated with such liabilities.

Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated and excludes income tax expense related to discontinued operations:
Tax Provision and Applicable Tax Rates

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Combined federal and state income tax provision (benefit)	$10,292	$(65,379)
Effective income tax rate	21.0%	24.4%
Blended statutory tax rate	27.7%	28.2%
Income tax expense increased by $75.7 million to $10.3 million for the three months ended March 31, 2024 from a benefit of $65.4 million for the three months ended March 31, 2023. The increase in income tax expense was primarily due to higher income before income tax expense, which increased from a net loss for the three months ended March 31, 2023 to net income for the three months ended March 31, 2024. The tax benefit for the three months ended March 31, 2023 was primarily due to a net loss during three months ended March 31, 2023, which primarily resulted from losses realized on sales of available for sale securities during the three months ended March 31, 2023.
In addition, during the first quarter of 2023, the Company liquidated MSSC, a wholly owned subsidiary, and transferred all of MSSC’s assets to Eastern Bank. In connection with the liquidation and subsequent transfer of securities previously held by MSSC to Eastern Bank, the Company recognized an additional deferred income tax benefit of $23.7 million during the first quarter of 2023. This deferred income tax benefit resulted from a state tax rate change applied to the deferred tax asset related to the securities transferred to Eastern Bank.
Management of Market Risk
General. Market risk is the sensitivity of the net present value of assets and liabilities and/or income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. Interest rate sensitivity is the most significant market risk to which we are exposed. Interest rate risk is the sensitivity of the net present value of assets and liabilities and income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, our primary source of income. Interest rate risk arises directly from our core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of assets and liabilities, as well as other aspects of our business.
Governance. The primary goal of interest rate risk management is to attempt to control this risk within policy limits approved by the Risk Management Committee of our Board of Directors (“RMC”), and within the Risk Appetite Statement formally adopted by the Board of Directors and described further below.
These limits reflect our tolerance for interest rate risk over both short-term and long-term horizons, are designed to encompass market rate shocks that would take place with both gradual and immediate effect and cover a range of scenarios from mild to extreme market shocks. More specifically, and as further described below, our policy limits govern:
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
Policy limits are tested quarterly, and the results are reported to the Asset and Liability Management Committee (“ALCO”) and to the RMC. The RMC advises the Board of Directors with respect to the adequacy of capital allocated based on the level of risk as well as risk issues that could impact liquidity and/or capital adequacy. From time to time, we expect we will exceed policy limits, in which case we may seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. A remediation plan will be presented to the ALCO, the Enterprise Risk Management Committee (“ERMC”) and the RMC that carefully outlines the proposed corrective action.
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
Our asset-liability management strategy is devised and monitored by our ALCO, a subcommittee of the ERMC, in accordance with policies approved by the RMC. ALCO operates under a charter developed and approved by the ERMC. ALCO meets at least monthly, or more frequently as needed, to review, among other things, our sensitivity to interest rate changes, loan pricing and activity, investment activity and strategy, hedging strategies, deposit pricing and funding strategies with respect to overall balance sheet composition, as well as earnings simulations over multiple years. ALCO may meet more frequently if there are changes in the economic environment, such as rapid increases or decreases in interest rates due to or as a result of exogenous or unknown factors so that ALCO can make any necessary strategic adjustments to ensure risk is well-managed. ALCO’s membership is comprised of executive management of the Company, and representatives from various lines of business are in regular attendance, including representation from Enterprise Risk Management (“ERM”). ALCO reports regularly to the RMC on these risks and objectives with independent oversight and reporting from our Financial and Model Risk Management group within ERM.
As a company offering banking and other financial services, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. In its oversight of our risk management framework, the Board of Directors has adopted a formal Risk Appetite Statement (“RAS”) which defines the aggregate level of risk and the types of risk the Company is willing to assume to achieve its corporate strategy and objectives. The Board of Directors ensures that approved policy limits, as described further above, conform to stated risk appetite. The Board of Directors monitors, on at least a quarterly basis, a set of key risk metrics, including those, but not limited to those, pertaining to market risk. Monitoring these metrics ensures that management is operating within the Board of Directors’ stated risk appetite, can help to identify trends in risk profile or emerging risks over time, and where applicable, determine where adjustments may be required to business strategy or tactics. Within our risk management framework, the functional responsibilities of risk management are divided into a tiered model, involving three lines of defense:
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

Comments on Recent Developments. As noted in the earlier section titled “Outlook and Trends” within this Item 7, beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. Our market risk management framework is designed for the potential for such rapid changes in interest rates, by establishing policy limits on such rapid shocks and periodically back-testing modeled to actual results. Back-testing of top-line results as well as key assumptions is performed against established thresholds as part of our ongoing monitoring governance of our models, and results are reported to the ALCO and the MRM. Should back-testing results exceed established performance thresholds, the model and underlying assumptions will be reviewed for recalibration.
Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income (“NII”) model. We model our NII over a 12-month and 24-month period assuming no changes in interest rates and a static balance sheet, where cash flows from financial assets and liabilities are replaced with new business of similar terms at current rates. The impact of our interest rate derivatives designated as hedging instruments are included in the model results. We then model NII for the same period under the assumption that market rates increase and decrease instantaneously by certain basis point increments, which vary by period depending upon market conditions, with changes in interest rates representing immediate, permanent, and parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column in the table below.
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

The tables below set forth, as of March 31, 2024 and December 31, 2023, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of March 31, 2024
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level	Policy Limit
	(Dollars in thousands)
400	$534,991	(6.7)%	(20.0)%
200	555,183	(3.1)%	(12.0)%
100	564,337	(1.5)%	(10.0)%
Flat	573,134	—%	—%
(100)	579,461	1.1%	(10.0)%
(200)	582,062	1.6%	(12.0)%
(400)	569,387	(0.7)%	(20.0)%

	As of December 31, 2023
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level	Policy Limit
	(Dollars in thousands)
400	$541,166	(6.1)%	(20.0)%
200	559,901	(2.9)%	(16.0)%
100	568,281	(1.4)%	(12.0)%
Flat	576,482	—%	—%
(100)	582,014	1.0%	(10.0)%
(200)	584,105	1.3%	(12.0)%
(400)	574,352	(0.4)%	(20.0)%
(1)Assumes an immediate uniform change in market interest rates at all maturities.
As of March 31, 2024, our model, as indicated above, shows a decline in our net interest income in rising rate scenarios. In the rising rate scenarios, funding costs are modeled to rise faster than income on earning assets, due, in part, to the mix of funding which has shifted towards higher rate paying deposits, which are more sensitive to changes in interest rates. As shown in the table above, the model generated similar results as of December 31, 2023. That is, the model showed a decline in our net interest income in the rising rate scenarios as funding costs were modeled to rise faster than income on earning assets, due, in part, to the shift in our mix of funding. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period.
Management may use techniques such as investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. Hedging strategies such as, for example, receive-fixed and pay-fixed swaps, interest rate caps, floors, or collars, may be used to protect against benchmark interest rates either rising or falling. The type of derivatives we primarily use to hedge market risk are interest rate swap agreements designated as cash flow hedging instruments. When the Federal Reserve began raising interest rates in March of 2022 from very low levels, management began evaluating a derivative strategy designed to limit our exposure to downward rate scenarios. In 2022, management executed a total of $2.4 billion in notional value of receive-fixed interest rate swap agreements on floating-rate loans. These swaps are designated as cash flow hedges and management believes these derivatives provide significant protection against falling interest rates, as they have the effect of converting floating rate loan exposure to fixed rates. These receive-fixed swaps constitute the entirety of our current hedge portfolio. Management may, from time to time, due to actual or projected changes in market rates or our risk exposure, evaluate other hedging strategies, although we believe our current Net Interest Income and Economic Value of Equity simulation analyses support maintaining the current derivatives strategy. For additional information related to our interest rate derivative financial instruments, see Note 10, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our EVE model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at both March 31, 2024 and December 31, 2023. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
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
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)		As of March 31, 2024
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level			EVE as a Percentage of Total Assets (3)
		Amount	Percent	Policy Limit
	(Dollars in thousands)
400	$3,485,077	$(638,348)	(15.5)%	(30)%	19.11%
200	3,758,811	(364,614)	(8.8)%	(20)%	19.60%
100	3,916,465	(206,960)	(5.0)%	N/A	19.88%
Flat	4,123,425	—	—	—	20.30%
(100)	4,328,639	205,214	5.0%	N/A	20.67%
(200)	4,473,767	350,342	8.5%	(20)%	20.75%
(400)	4,635,792	512,367	12.4%	(30)%	20.33%

Change in Interest Rates (basis points) (1)		As of December 31, 2023
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level			EVE as a Percentage of Total Assets (3)
		Amount	Percent	Policy Limit
	(Dollars in thousands)
400	$3,406,402	$(712,648)	(17.3)%	(30)%	18.76%
200	3,709,501	(409,549)	(9.9)%	(20)%	19.37%
100	3,890,531	(228,519)	(5.5)%	N/A	19.73%
Flat	4,119,050	—	—	—%	20.22%
(100)	4,339,006	219,956	5.3%	N/A	20.62%
(200)	4,498,088	379,038	9.2%	(20)%	20.73%
(400)	4,660,358	541,308	13.1%	(30)%	20.34%
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
Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities, subject to market conditions. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are unencumbered cash and cash equivalents and securities classified as available for sale, which could be liquidated, subject to market conditions. In the future, our liquidity position will continue to be affected by the level of customer deposits and payments, loan originations and repayments, as well as any acquisitions, dividends, and share repurchases in which we may engage. For the next twelve months, we believe that our existing resources, including our capacity to use brokered deposits and wholesale borrowings, will be sufficient to meet the liquidity and capital requirements of our operations. We may elect to raise additional capital through the sale of additional equity or debt financing to fund business activities such as strategic acquisitions, share repurchases, or other purposes beyond the next twelve months.
We participate in the IntraFi Network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At both March 31, 2024 and December 31, 2023 we had no IntraFi Network one-way sell deposits. At March 31, 2024 and December 31, 2023, we had repurchased $1.5 billion and $1.3 billion, respectively, of previously sold reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At March 31, 2024, we had $17.6 million in outstanding advances and the ability to borrow up to an additional $2.7 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At March 31, 2024, we had the ability to borrow up to $2.8 billion from the Federal Reserve Bank of Boston Discount Window. At March 31, 2024, cash and cash equivalents were $739.0 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $5.5 billion, providing total liquidity sources of $6.2 billion. These liquidity sources provided 116% coverage of all customer uninsured and uncollateralized deposits, which totaled $5.4 billion, or 31% of total deposits, as of March 31, 2024. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” within this Item 2.
Sources of Liquidity

	As of March 31, 2024		As of December 31, 2023
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi deposits	$1,532,749	$—	$1,309,816	$—
Brokered deposits (1)	—	—	50,000	—
Federal Home Loan Bank (2)	17,576	2,723,999	17,738	2,865,582
Federal Reserve Bank of Boston- Bank Term Funding Program (3)	—	—	—	2,449,438
Federal Reserve Bank of Boston- Discount Window (4)	—	2,779,386	—	775,869
Total	$1,550,325	$5,503,385	$1,377,554	$6,090,889
(1)The additional borrowing capacity has not been assessed for this category.
(2)As of March 31, 2024 and December 31, 2023, loans have been pledged to the FHLBB with a carrying value of $4.4 billion and $4.6 billion, respectively, resulting in this additional unused borrowing capacity.
(3)Securities with a carrying value of $2.4 billion at December 31, 2023 were pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program, resulting in this additional unused borrowing capacity. The Bank Term Funding Program ceased extending new loans March 11, 2024. Accordingly, we had no additional capacity nor any securities pledged to the Federal Reserve Bank of Boston under Bank Term Funding Program as of March 31, 2024.
(4)Loans with a carrying value of $1.1 billion at both March 31, 2024 and December 31, 2023, and securities with a carrying value of $2.6 billion and $168.8 million at March 31, 2024 and December 31, 2023, respectively, were pledged to the Discount Window, resulting in this additional borrowing capacity. The increase in the amount of securities pledged to the Discount Window at March 31, 2024 from December 31, 2023 is due to additional securities pledged which were previously pledged as collateral to the Bank Term Funding Program.
We believe that advanced preparation, early detection, and prompt responses can avoid, minimize, or shorten potential liquidity constraints. Our Board of Directors and our management’s Asset and Liability Management Committee oversee the assessment and monitoring of risk levels, as well as potential responses during unanticipated stress events. As part of our risk management framework, we perform periodic liquidity stress testing to assess our need for liquid assets as well as backup sources of liquidity.
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At March 31, 2024 and December 31, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10.0%; (2) a minimum of common equity Tier 1 capital ratio of 6.5%; (3) a minimum of Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of March 31, 2024 and December 31, 2023. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
The Company’s actual capital ratios are presented in the following table:

	As of March 31, 2024	As of December 31, 2023
Capital Ratios:
Average equity to average assets	14.07%	11.83%
Total regulatory capital (to risk-weighted assets)	19.49%	19.55%
Common equity Tier 1 capital (to risk-weighted assets)	18.51%	18.55%
Tier 1 capital (to risk-weighted assets)	18.51%	18.55%
Tier 1 capital (to average assets) leverage	14.30%	14.00%
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At March 31, 2024, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2023 Form 10-K.
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
At March 31, 2024, we had $6.1 billion of commitments to originate loans, comprised of $3.7 billion of commitments under commercial loans and lines of credit (including $823.2 million of unadvanced portions of construction loans), $2.1 billion of commitments under home equity loans and lines of credit, $202.0 million in standard overdraft coverage commitments, $18.9 million of unfunded commitments related to residential real estate loans and $59.1 million in other consumer loans and lines of credit. In addition, at March 31, 2024, we had $50.0 million in standby letters of credit outstanding. We also had $8.0 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see “Business—Legal and Regulatory Proceedings” in Part I, Item 1 of the 2023 Form 10-K.
As of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceeding as a plaintiff or a defendant the outcome of which we believe would be material to our financial condition or results of operations. For additional information related to the Company’s ongoing legal proceedings see Note 9, “Commitments and Contingencies” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2023 Form 10-K. As of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2023 Form 10-K.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Unaudited Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023, (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL with applicable taxonomy extension information) contained in Exhibit 101 to this report+
*Filed herewith
+    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANKSHARES, INC.

Date: May 3, 2024	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Date: May 3, 2024	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)