Form 10-Q
period 2024-06-30
Eastern Bankshares, Inc.
filed 2024-08-07
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
215,648,299 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of July 31, 2024.

INTRODUCTORY NOTE
On July 12, 2024, the Company completed its previously announced stock-for stock merger with Cambridge Bancorp (“Cambridge”). Neither the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q nor the sections of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” included in Part I, Items 2 and 3, respectively, of this Quarterly Report reflect Cambridge’s financial condition at June 30, 2024 or Cambridge’s operating results or cash flows for the three and six months ended June 30, 2024 and 2023. Likewise, neither the shares of Company common stock issued in the merger nor any purchase accounting adjustment that the Company will make in connection with merger are reflected in the Company’s financial condition as of June 30, 2024 or the Company’s operating results or cash flows for the three and six months ended June 30, 2024 and 2023. For additional information regarding the Company’s merger with Cambridge, refer to Note 16, “Subsequent Events” to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q and “Outlook and Trends—Cambridge Bancorp Acquisition” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$72,890	$87,233
Short-term investments	677,958	605,843
Cash and cash equivalents	750,848	693,076
Securities:
Available for sale (amortized cost $4,893,056 and $5,161,904, respectively)	4,097,842	4,407,521
Held to maturity (fair value $385,398 and $404,822, respectively)	436,712	449,721
Total securities	4,534,554	4,857,242
Loans held for sale	1,308	1,124
Total loans	14,145,520	13,973,428
Allowance for loan losses	(156,146)	(148,993)
Unamortized premiums, net of unearned discounts and deferred fees	(35,601)	(25,068)
Net loans	13,953,773	13,799,367
Federal Home Loan Bank stock, at cost	5,879	5,904
Premises and equipment	60,910	60,133
Bank-owned life insurance	166,710	164,702
Goodwill and other intangibles, net	565,196	566,205
Deferred income taxes, net	276,064	266,185
Prepaid expenses	183,245	183,073
Other assets	545,682	536,267
Total assets	$21,044,169	$21,133,278
LIABILITIES AND EQUITY
Deposits:
Demand	$4,808,938	$5,162,218
Interest checking accounts	3,532,811	3,737,361
Savings accounts	1,238,009	1,323,126
Money market investment	5,014,900	4,664,475
Certificates of deposit	2,943,151	2,709,037
Total deposits	17,537,809	17,596,217
Borrowed funds:
Escrow deposits of borrowers	20,155	21,978
Interest rate swap collateral funds	11,370	8,500
Federal Home Loan Bank advances	17,415	17,738
Total borrowed funds	48,940	48,216
Other liabilities	489,947	513,990
Total liabilities	18,076,696	18,158,423
Commitments and contingencies (see Note 9)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 176,687,829 and 176,426,993 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,770	1,767
Additional paid in capital	1,673,722	1,666,441
Unallocated common shares held by the Employee Stock Ownership Plan	(130,295)	(132,755)
Retained earnings	2,076,566	2,047,754
Accumulated other comprehensive income, net of tax	(654,290)	(608,352)
Total shareholders’ equity	2,967,473	2,974,855
Total liabilities and shareholders’ equity	$21,044,169	$21,133,278
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$172,514	$160,862	$342,495	$314,402
Taxable interest and dividends on securities	22,724	24,618	46,097	53,260
Non-taxable interest and dividends on securities	1,439	1,434	2,876	2,868
Interest on federal funds sold and other short-term investments	10,699	14,851	18,519	20,115
Total interest and dividend income	207,376	201,765	409,987	390,645
Interest expense:
Interest on deposits	78,473	56,146	150,931	99,079
Interest on borrowings	254	4,031	507	11,669
Total interest expense	78,727	60,177	151,438	110,748
Net interest income	128,649	141,588	258,549	279,897
Provision for allowance for loan losses	6,126	7,501	13,577	7,526
Net interest income after provision for allowance for loan losses	122,523	134,087	244,972	272,371
Noninterest income (loss):
Service charges on deposit accounts	7,930	7,242	15,438	13,714
Trust and investment advisory fees	6,711	6,131	13,255	11,901
Debit card processing fees	3,522	3,513	6,769	6,683
Interest rate swap income	418	825	1,085	417
Income from investments held in rabbi trusts	1,761	3,002	6,079	5,859
Losses on sales of mortgage loans held for sale, net	(152)	(50)	(210)	(124)
Losses on sales of securities available for sale, net	(7,557)	—	(7,557)	(333,170)
Other	12,715	5,541	18,181	11,071
Total noninterest income (loss)	25,348	26,204	53,040	(283,649)
Noninterest expense:
Salaries and employee benefits	65,218	62,183	129,689	124,366
Office occupancy and equipment	10,109	9,067	19,293	18,156
Data processing	17,990	12,814	34,499	25,112
Professional services	4,250	3,025	7,762	6,152
Marketing expenses	1,910	2,111	3,425	3,134
FDIC insurance	4,508	3,034	6,793	5,580
Amortization of intangible assets	504	504	1,008	795
Other	5,380	7,196	8,602	12,530
Total noninterest expense	109,869	99,934	211,071	195,825
Income (loss) from continuing operations before income tax expense (benefit)	38,002	60,357	86,941	(207,103)
Income tax expense (benefit)	11,671	15,938	21,963	(49,441)
Net income (loss) from continuing operations	$26,331	$44,419	$64,978	$(157,662)
Net income from discontinued operations	—	4,238	—	12,223
Net income (loss)	$26,331	$48,657	$64,978	$(145,439)
Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.16	$0.27	$0.40	$(0.98)
Basic earnings per share from discontinued operations	—	0.03	—	0.08
Basic earnings (loss) per share	$0.16	$0.30	$0.40	$(0.90)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.16	$0.27	$0.40	$(0.98)
Diluted earnings per share from discontinued operations	—	0.03	—	0.08
Diluted earnings (loss) per share	$0.16	$0.30	$0.40	$(0.90)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$26,331	$48,657	$64,978	$(145,439)
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	(394)	(58,486)	(27,953)	233,545
Net change in fair value of cash flow hedges	1,494	(32,271)	(16,953)	(10,593)
Net change in other comprehensive income for defined benefit postretirement plans	(516)	(361)	(1,032)	(742)
Total other comprehensive income (loss)	584	(91,118)	(45,938)	222,210
Total comprehensive income (loss)	$26,915	$(42,461)	$19,040	$76,771
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended June 30, 2024 and 2023

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at March 31, 2023	176,328,426	$1,764	$1,651,524	$1,672,169	$(609,864)	$(136,470)	$2,579,123
Dividends to common shareholders (1)	—	—	—	(16,356)	—	—	(16,356)
Issuance of restricted stock awards	47,820	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements	429	1	(2)	—	—	—	(1)
Share-based compensation	—	—	4,668	—	—	—	4,668
Net income	—	—	—	48,657	—	—	48,657
Other comprehensive loss, net of tax	—	—	—	—	(91,118)	—	(91,118)
ESOP shares committed to be released	—	—	561	—	—	1,238	1,799
Balance at June 30, 2023	176,376,675	$1,766	$1,656,750	$1,704,470	$(700,982)	$(135,232)	$2,526,772

Balance at March 31, 2024	176,631,477	$1,769	$1,669,133	$2,068,315	$(654,874)	$(131,512)	$2,952,831
Dividends to common shareholders (1)	—	—	—	(18,080)	—	—	(18,080)
Issuance of restricted stock awards	56,352	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements	—	—	—	—	—	—	—
Share-based compensation	—	—	4,242	—	—	—	4,242
Net income	—	—	—	26,331	—	—	26,331
Other comprehensive income, net of tax	—	—	—	—	584	—	584
ESOP shares committed to be released	—	—	348	—	—	1,217	1,565
Balance at June 30, 2024	176,687,829	$1,770	$1,673,722	$2,076,566	$(654,290)	$(130,295)	$2,967,473
(1)The Company declared quarterly cash dividends of $0.11 and $0.10 per share of common stock during the three months ended June 30, 2024 and 2023, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2024 and 2023

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2022	176,172,073	$1,762	$1,649,141	$1,881,775	$(923,192)	$(137,696)	$2,471,790
Cumulative effect of accounting adjustment (2)	—	—	—	822	—	—	822
Dividends to common shareholders (1)	—	—	—	(32,688)	—	—	(32,688)
Issuance of restricted stock awards	47,820	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements (3)	156,782	3	(1,167)	—	—	—	(1,164)
Share-based compensation	—	—	7,712	—	—	—	7,712
Net loss	—	—	—	(145,439)	—	—	(145,439)
Other comprehensive income, net of tax	—	—	—	—	222,210	—	222,210
ESOP shares committed to be released	—	—	1,065	—	—	2,464	3,529
Balance at June 30, 2023	176,376,675	$1,766	$1,656,750	$1,704,470	$(700,982)	$(135,232)	$2,526,772

Balance at December 31, 2023	176,426,993	$1,767	$1,666,441	$2,047,754	$(608,352)	$(132,755)	$2,974,855
Dividends to common shareholders (1)	—	—	—	(36,166)	—	—	(36,166)
Issuance of restricted stock awards	56,352	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements (3)	204,484	2	(1,264)	—	—	—	(1,262)
Share-based compensation	—	—	7,831	—	—	—	7,831
Net income	—	—	—	64,978	—	—	64,978
Other comprehensive loss, net of tax	—	—	—	—	(45,938)	—	(45,938)
ESOP shares committed to be released	—	—	715	—	—	2,460	3,175
Balance at June 30, 2024	176,687,829	$1,770	$1,673,722	$2,076,566	$(654,290)	$(130,295)	$2,967,473
(1)The Company declared cumulative cash dividends of $0.22 and $0.20 per share of common stock during the six months ended June 30, 2024 and 2023, respectively.
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

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2024	2023

Operating activities
Net income (loss) from continuing operations	$64,978	$(157,662)
Net income from discontinued operations	—	12,223
Net income (loss)	64,978	(145,439)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for allowance for loan losses	13,577	7,526
Depreciation and amortization	6,742	6,053
Amortization of deferred loan fees and premiums, net	5,611	2,487
Deferred income tax expense (benefit)	9,890	(77,552)
Amortization of investment security premiums and discounts, net	2,271	3,871
Right-of-use asset amortization	5,161	5,481
Share-based compensation	7,831	7,712
Increase in cash surrender value of bank-owned life insurance	(2,008)	(1,928)
Loss on sale of securities available for sale, net	7,557	333,170
Employee Stock Ownership Plan expense	3,175	3,529
Other	329	327
Change in:
Loans held for sale	(151)	1,723
Prepaid pension expense	(889)	2,404
Other assets	(3,864)	(44,517)
Other liabilities	(33,360)	58,613
Net cash provided by operating activities - continuing operations	86,850	151,237
Net cash provided by operating activities - discontinued operations	—	21,709
Net cash provided by operating activities	86,850	172,946
Investing activities
Proceeds from sales of securities available for sale	85,220	1,899,724
Proceeds from maturities and principal paydowns of securities available for sale	173,584	230,154
Proceeds from maturities and principal paydowns of securities held to maturity	13,225	11,813
Proceeds from sale of Federal Home Loan Bank stock	3,638	168,578
Purchases of Federal Home Loan Bank stock	(3,613)	(154,109)
Contributions to low income housing tax credit investments	(27,261)	(19,178)
Contributions to other equity investments	(180)	(540)
Distributions from other equity investments	167	159
Net increase in outstanding loans, excluding loan purchases	(173,594)	(355,294)
Purchases of loans	—	(31,980)
Purchased banking premises and equipment	(6,512)	(2,190)
Net cash provided by investing activities - continuing operations	64,674	1,747,137
Net cash used in investing activities - discontinued operations	—	(47)
Net cash provided by investing activities	64,674	1,747,090
Financing activities
Net decrease in demand, savings, interest checking, and money market investment deposit accounts	(292,522)	(1,520,253)
Net increase in time deposits	234,114	726,866
Net increase (decrease) in borrowed funds	724	(389,617)
Dividends declared and paid to common shareholders	(36,068)	(32,390)
Net cash used in financing activities - continuing operations	(93,752)	(1,215,394)
Net cash used in financing activities - discontinued operations	—	(645)
Net cash used in financing activities	(93,752)	(1,216,039)
Net increase in cash, cash equivalents, and restricted cash	57,772	703,997
Cash, cash equivalents, and restricted cash at beginning of period	693,076	169,505
Cash, cash equivalents, and restricted cash at end of period	$750,848	$873,502

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$150,565	$105,130
Income taxes	19,571	21,637
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$8,963	$89,500
Net increase (decrease) in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements/modifications	2,717	(4,423)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Corporate Structure and Nature of Operations; Basis of Presentation
Corporate Structure and Nature of Operations
Eastern Bankshares, Inc., a Massachusetts corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiary, Eastern Bank (the “Bank”), the Company provides a variety of banking services and trust and investment services, through its full-service bank branches, located primarily in eastern Massachusetts, and southern and coastal New Hampshire. Eastern Insurance Group was a wholly-owned subsidiary of the Bank. On September 19, 2023, the Company and the Bank entered into an asset purchase agreement in which Arthur J. Gallagher & Co. (“Gallagher”) agreed to purchase substantially all of Eastern Insurance Group’s assets for cash consideration and to assume certain liabilities. On October 31, 2023, the Company completed its sale of its insurance agency business to Gallagher. Substantially all of the historical results of our previously reported insurance agency business segment have been reflected as discontinued operations in our Consolidated Financial Statements for the three and six months ended June 30, 2023. Refer to Note 15, “Discontinued Operations” for further discussion regarding discontinued operations.
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
The accompanying Consolidated Balance Sheet as of June 30, 2024, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023 and Statements of Cash Flows for the six months ended June 30, 2024 and 2023 are unaudited. The Consolidated Balance Sheet as of December 31, 2023 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim period, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of June 30, 2024 and those that were adopted during the six months ended June 30, 2024.

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
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of June 30, 2024:
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
Relevant standards that were adopted during the six months ended June 30, 2024:
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
3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available for sale (“AFS”) securities as of the dates indicated were as follows:

	As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,148,711	$—	$(551,161)	$—	$2,597,550
Government-sponsored commercial mortgage-backed securities	1,302,782	—	(211,888)	—	1,090,894
U.S. Agency bonds	144,227	—	(13,989)	—	130,238
U.S. Treasury securities	99,667	—	(4,113)	—	95,554
State and municipal bonds and obligations	197,669	—	(14,063)	—	183,606
	$4,893,056	$—	$(795,214)	$—	$4,097,842

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,302,165	$—	$(521,527)	$—	$2,780,638
Government-sponsored commercial mortgage-backed securities	1,326,029	—	(201,653)	—	1,124,376
U.S. Agency bonds	236,454	—	(20,443)	—	216,011
U.S. Treasury securities	99,552	—	(4,400)	—	95,152
State and municipal bonds and obligations	197,704	172	(6,532)	—	191,344
	$5,161,904	$172	$(754,555)	$—	$4,407,521
The Company did not record a provision for credit losses on any AFS securities for either the three and six months ended June 30, 2024 or 2023. Accrued interest receivable on AFS securities totaled $8.7 million and $9.2 million as of June 30, 2024 and December 31, 2023, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on AFS securities during either the three and six months ended June 30, 2024 or 2023. No AFS securities held by the Company were delinquent on contractual payments as of June 30,

2024 or December 31, 2023, nor were any AFS securities placed on non-accrual status during the six- and twelve-month periods then ended.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—	$—	$—
Gross realized losses from sales of AFS securities	(7,557)	—	(7,557)	(333,170)
Net losses from sales of AFS securities	$(7,557)	$—	$(7,557)	$(333,170)
Information pertaining to AFS securities with gross unrealized losses as of June 30, 2024 and December 31, 2023, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology (“CECL”), aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of June 30, 2024
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$—	$—	$551,161	$2,597,550	$551,161	$2,597,550
Government-sponsored commercial mortgage-backed securities	187	—	—	211,888	1,090,894	211,888	1,090,894
U.S. Agency bonds	14	—	—	13,989	130,238	13,989	130,238
U.S. Treasury securities	6	—	—	4,113	95,554	4,113	95,554
State and municipal bonds and obligations	240	1,312	32,451	12,751	151,155	14,063	183,606
	771	$1,312	$32,451	$793,902	$4,065,391	$795,214	$4,097,842

	As of December 31, 2023
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$—	$—	$521,527	$2,780,638	$521,527	$2,780,638
Government-sponsored commercial mortgage-backed securities	187	—	—	201,653	1,124,376	201,653	1,124,376
U.S. Agency bonds	23	—	—	20,443	216,011	20,443	216,011
U.S. Treasury securities	6	36	4,927	4,364	90,225	4,400	95,152
State and municipal bonds and obligations	196	233	22,894	6,299	135,279	6,532	158,173
	736	$269	$27,821	$754,286	$4,346,529	$754,555	$4,374,350
The Company does not intend to sell these investments and has determined based upon available evidence that it is more-likely-than-not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either June 30, 2024 or December 31, 2023.
The causes of the impairments listed in the tables above by category are as follows as of June 30, 2024 and December 31, 2023:
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
•State and municipal bonds and obligations – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held to maturity (“HTM”) securities as of the dates indicated were as follows:

	As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$243,919	$—	$(29,438)	$—	$214,481
Government-sponsored commercial mortgage-backed securities	192,793	—	(21,876)	—	170,917
	$436,712	$—	$(51,314)	$—	$385,398

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$254,752	$—	$(24,433)	$—	$230,319
Government-sponsored commercial mortgage-backed securities	194,969	—	(20,466)	—	174,503
	$449,721	$—	$(44,899)	$—	$404,822
The Company did not record a provision for estimated credit losses on any HTM securities for either the three and six months ended June 30, 2024 or 2023. The accrued interest receivable on HTM securities totaled $0.9 million as of both June 30, 2024 and December 31, 2023 and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three and six months ended June 30, 2024 or 2023. No HTM securities held by the Company were delinquent on contractual payments as of either June 30, 2024 or December 31, 2023, nor were any HTM securities placed on non-accrual status during the six and twelve month periods then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of June 30, 2024 and December 31, 2023 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of June 30, 2024
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$27,804	$26,680	$15,471	$14,222	$3,105,436	$2,556,648	$3,148,711	$2,597,550
Government-sponsored commercial mortgage-backed securities	—	—	403,508	364,695	224,736	187,823	674,538	538,376	1,302,782	1,090,894
U.S. Agency bonds	—	—	144,227	130,238	—	—	—	—	144,227	130,238
U.S. Treasury securities	29,964	29,383	69,703	66,171	—	—	—	—	99,667	95,554
State and municipal bonds and obligations	3,299	3,240	33,012	31,373	47,707	44,979	113,651	104,014	197,669	183,606
Total available for sale securities	33,263	32,623	678,254	619,157	287,914	247,024	3,893,625	3,199,038	4,893,056	4,097,842
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	243,919	214,481	243,919	214,481
Government-sponsored commercial mortgage-backed securities	—	—	135,611	121,904	57,182	49,013	—	—	192,793	170,917
Total held to maturity securities	—	—	135,611	121,904	57,182	49,013	243,919	214,481	436,712	385,398
Total	$33,263	$32,623	$813,865	$741,061	$345,096	$296,037	$4,137,544	$3,413,519	$5,329,768	$4,483,240

	As of December 31, 2023
	Due in one year or less		Due after one year to five years		Due after five to ten years			Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value		Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$29,288	$28,188	$22,735	$21,235		$3,250,142	$2,731,215	$3,302,165	$2,780,638
Government-sponsored commercial mortgage-backed securities	—	—	256,229	234,725	379,749	327,198		690,051	562,453	1,326,029	1,124,376
U.S. Agency bonds	—	—	236,454	216,011	—	—		—	—	236,454	216,011
U.S. Treasury securities	—	—	99,552	95,152	—	—		—	—	99,552	95,152
State and municipal bonds and obligations	213	209	30,131	29,393	44,047	43,260		123,313	118,482	197,704	191,344
Total available for sale securities	213	209	651,654	603,469	446,531	391,693		4,063,506	3,412,150	5,161,904	4,407,521
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—		254,752	230,319	254,752	230,319
Government-sponsored commercial mortgage-backed securities	—	—	80,014	72,952	114,955	101,551	0	—	—	194,969	174,503
Total held to maturity securities	—	—	80,014	72,952	114,955	101,551		254,752	230,319	449,721	404,822
Total	$213	$209	$731,668	$676,421	$561,486	$493,244		$4,318,258	$3,642,469	$5,611,625	$4,812,343

Securities Pledged as Collateral
As of June 30, 2024 and December 31, 2023, securities with a carrying value of $852.1 million and $615.7 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of June 30, 2024 and December 31, 2023, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Eastern Wealth Management”) and municipal deposit accounts.
In March 2023 the Federal Reserve created the Bank Term Funding Program (the “Program”) that offered eligible depository institutions loans up to one year in length in return for any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries. As of December 31, 2023, securities with a carrying value of $2.4 billion were pledged as collateral through the Program. On January 24, 2024, the Federal Reserve Board announced the Program would cease making new loans as scheduled on March 11, 2024. Accordingly, no securities were pledged as collateral under the Program as of June 30, 2024. Separately, as of June 30, 2024 and December 31, 2023, the Company pledged securities with a carrying value of $1.9 billion and $168.8 million, respectively, to the Federal Reserve Discount Window (the “Discount Window”).

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	June 30, 2024	December 31, 2023
	(In thousands)
Commercial and industrial	$3,084,186	$3,034,068
Commercial real estate	5,440,411	5,457,349
Commercial construction	447,157	386,999
Business banking	1,108,163	1,085,763
Residential real estate	2,562,808	2,565,485
Consumer home equity	1,254,105	1,208,231
Other consumer	248,690	235,533
Gross loans before unamortized premiums, unearned discounts and deferred fees	14,145,520	13,973,428
Allowance for loan losses (1)	(156,146)	(148,993)
Unamortized premiums, net of unearned discounts and deferred fees	(35,601)	(25,068)
Loans after the allowance for loan losses, unamortized premiums, unearned discounts and deferred fees	$13,953,773	$13,799,367
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $55.8 million and $53.9 million as of June 30, 2024 and December 31, 2023, respectively, and is included within other assets on the Consolidated Balance Sheets.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $4.4 billion and $4.6 billion at June 30, 2024 and December 31, 2023, respectively. The balance of funds borrowed from the FHLBB were $17.4 million and $17.7 million at June 30, 2024 and December 31, 2023, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $1.2 billion and $1.1 billion at June 30, 2024 and December 31, 2023, respectively. There were no funds borrowed from the FRB outstanding at June 30, 2024 or December 31, 2023.
Serviced Loans
At June 30, 2024 and December 31, 2023, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $74.3 million and $77.2 million, respectively.
Purchased Loans
The Company began purchasing residential real estate mortgage loans during the third quarter of 2022 and ceased such purchases in the first quarter of 2023. Loans purchased were subject to the same underwriting criteria as those loans originated directly by the Company. During the six months ended June 30, 2024, the Company did not purchase any residential real estate mortgage loans. The Company purchased $32.0 million of residential real estate mortgage loans during the six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, the amortized cost balance of loans purchased was $377.0 million and $385.5 million, respectively.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended June 30, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$28,863	$64,629	$6,204	$14,631	$25,935	$5,684	$3,244	$149,190
Charge-offs	—	—	—	(1,002)	—	(32)	(658)	(1,692)
Recoveries	56	2,011	—	199	27	91	138	2,522
Provision (release)	(3)	2,439	184	2,920	(133)	38	681	6,126
Ending balance	$28,916	$69,079	$6,388	$16,748	$25,829	$5,781	$3,405	$156,146

	For the Three Months Ended June 30, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,929	$55,193	$7,578	$15,085	$27,130	$6,182	$2,841	$140,938
Charge-offs	—	—	—	(254)	—	—	(591)	(845)
Recoveries	26	2	—	204	18	—	111	361
Provision (release)	2,580	4,329	85	193	(136)	(138)	588	7,501
Ending balance	$29,535	$59,524	$7,663	$15,228	$27,012	$6,044	$2,949	$147,955

	For the Six Months Ended June 30, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,959	$65,475	$6,666	$14,913	$25,954	$5,595	$3,431	$148,993
Charge-offs	—	(7,250)	—	(1,104)	(10)	(34)	(1,309)	(9,707)
Recoveries	81	2,143	—	609	58	91	301	3,283
Provision (release)	1,876	8,711	(278)	2,330	(173)	129	982	13,577
Ending balance	$28,916	$69,079	$6,388	$16,748	$25,829	$5,781	$3,405	$156,146

	For the Six Months Ended June 30, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,859	$54,730	$7,085	$16,189	$28,129	$6,454	$2,765	$—	$142,211
Cumulative effect of change in accounting principle (1)	47	—	—	(140)	(849)	(201)	—	—	$(1,143)
Charge-offs	—	—	—	(597)	—	(7)	(1,152)	—	(1,756)
Recoveries	165	6	—	685	33	1	227	—	1,117
Provision (release)	2,464	4,788	578	(909)	(301)	(203)	1,109	—	7,526
Ending balance	$29,535	$59,524	$7,663	$15,228	$27,012	$6,044	$2,949	$—	$147,955
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
The Company recorded provisions for allowance for loan losses of $13.6 million and $7.5 million for the six months ended June 30, 2024 and 2023, respectively. Management determined a provision to be necessary for the six months ended June 30, 2024 primarily due to a $7.3 million partial charge-off of a commercial real estate loan collateralized by a property in the office risk segment which transitioned to non-accrual status during the three months ended March 31, 2024 and had not been previously reserved for on a specific reserve basis, and due to an increase in specific reserves for commercial real estate loans collateralized by a property in the office risk segment.
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of June 30, 2024 and December 31, 2023, the Company’s reserve for unfunded lending commitments was $11.6 million and $14.1 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets. The Company’s adoption of ASU 2022-02 on January 1, 2023 did not impact the reserve for unfunded lending commitments.
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
Commercial Lending
Commercial and industrial: The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Collateral frequently consists of a first lien position on business assets including, but not limited to, accounts receivable, inventory, aircraft and equipment. The primary repayment source is operating cash flow and, secondarily, the liquidation of assets. Under its lending guidelines, the Company generally requires a corporate or personal guarantee from any entity or individual that holds a material ownership in the borrowing entity when the loan-to-value of a commercial and industrial loan is in excess of a specified threshold.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of June 30, 2024, and gross charge-offs for the six month period then ended:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$173,503	$391,758	$369,396	$266,102	$326,612	$744,362	$559,005	$501	$2,831,239
Special Mention	10,886	20,156	20,782	67,706	3,978	6,785	35,917	303	166,513
Substandard	—	18,519	20,170	—	10,520	555	23,247	436	73,447
Doubtful	—	—	—	—	—	8	—	—	8
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	184,389	430,433	410,348	333,808	341,110	751,710	618,169	1,240	3,071,207
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	194,930	474,588	1,380,390	804,934	552,530	1,630,590	45,966	—	5,083,928
Special Mention	1,256	45,208	7,927	48,067	11,234	15,170	5,863	—	134,725
Substandard	8,319	40,571	12,486	6,673	2,291	117,267	2	7,878	195,487
Doubtful	—	—	—	—	—	23,258	—	—	23,258
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	204,505	560,367	1,400,803	859,674	566,055	1,786,285	51,831	7,878	5,437,398
Current period gross charge-offs	—	—	—	—	—	7,250	—	—	7,250

Commercial construction
Pass	41,542	164,646	193,997	21,538	—	—	—	—	421,723
Special Mention	—	485	—	—	—	—	—	—	485
Substandard	—	23,019	—	—	—	—	—	—	23,019
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	41,542	188,150	193,997	21,538	—	—	—	—	445,227
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	87,499	128,351	158,460	171,739	137,208	314,233	79,495	3,055	1,080,040
Special Mention	905	224	2,332	2,364	2,563	9,380	111	41	17,920
Substandard	171	1,150	565	2,459	2,890	5,087	214	64	12,600
Doubtful	—	—	—	—	—	8	375	—	383
Loss	—	—	—	—	—	—	—	—	—
Total business banking	88,575	129,725	161,357	176,562	142,661	328,708	80,195	3,160	1,110,943
Current period gross charge-offs	—	405	—	418	144	119	—	18	1,104

Residential real estate
Current and accruing	86,079	248,027	712,314	644,880	340,910	516,722	—	—	2,548,932
30-89 days past due and accruing	—	1,286	3,388	4,910	2,502	9,958	—	—	22,044
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	2,340	336	—	4,113	—	—	6,789
Total residential real estate	86,079	249,313	718,042	650,126	343,412	530,793	—	—	2,577,765
Current period gross charge-offs	—	—	—	—	—	10	—	—	10

Consumer home equity

Current and accruing	3,689	27,147	79,038	8,263	4,604	84,413	1,023,450	10,413	1,241,017
30-89 days past due and accruing	—	64	143	—	—	779	7,871	221	9,078
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	52	—	—	1,144	5,437	82	6,715
Total consumer home equity	3,689	27,211	79,233	8,263	4,604	86,336	1,036,758	10,716	1,256,810
Current period gross charge-offs	—	—	—	—	—	2	32	—	34

Other consumer
Current and accruing	46,608	70,543	31,372	20,407	10,046	19,196	11,759	29	209,960
30-89 days past due and accruing	29	96	95	49	29	46	89	48	481
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	54	22	7	12	25	8	—	128
Total other consumer	46,637	70,693	31,489	20,463	10,087	19,267	11,856	77	210,569
Current period gross charge-offs	494	183	301	183	24	66	58	—	1,309

Total	$655,416	$1,655,892	$2,995,269	$2,070,434	$1,407,929	$3,503,099	$1,798,809	$23,071	$14,109,919
(1)The amounts presented represent the amortized cost as of June 30, 2024 of revolving loans that were converted to term loans during the six months ended June 30, 2024.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$—	$—	$9	$9	$3,071,198	$3,071,207
Commercial real estate	—	—	—	—	5,437,398	5,437,398
Commercial construction	—	—	—	—	445,227	445,227
Business banking	3,499	187	1,876	5,562	1,105,381	1,110,943
Residential real estate	16,801	5,574	5,147	27,522	2,550,243	2,577,765
Consumer home equity	7,880	1,392	6,256	15,528	1,241,282	1,256,810
Other consumer	297	184	128	609	209,960	210,569
Total	$28,477	$7,337	$13,416	$49,230	$14,060,689	$14,109,919

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$3,316	$—	$465	$3,781	$3,015,850	$3,019,631
Commercial real estate	—	—	—	—	5,453,847	5,453,847
Commercial construction	—	—	—	—	384,637	384,637
Business banking	3,455	1,647	1,202	6,304	1,083,289	1,089,593
Residential real estate	17,116	4,888	6,764	28,768	2,553,697	2,582,465
Consumer home equity	6,517	2,600	8,204	17,321	1,193,847	1,211,168
Other consumer	532	235	189	956	206,063	207,019
Total (1)	$30,936	$9,370	$16,824	$57,130	$13,891,230	$13,948,360
(1)The amounts presented in the table above represent the recorded investment balance of loans as of December 31, 2023.
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of June 30, 2024			As of December 31, 2023
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$4	$8	$12	$4	$464	$468
Commercial real estate	23,258	—	23,258	13,969	16,087	30,056
Commercial construction	—	—	—	—	—	—
Business banking	2,864	5	2,869	4,572	11	4,583
Residential real estate	6,789	—	6,789	8,725	—	8,725
Consumer home equity	6,715	—	6,715	8,532	—	8,532
Other consumer	128	—	128	193	—	193
Total non-accrual loans	$39,758	$13	$39,771	$35,995	$16,562	$52,557
(1)The loans on non-accrual status and without an ACL as of both June 30, 2024 and December 31, 2023, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three and six months ended June 30, 2024 and 2023 was not significant. As of both June 30, 2024 and December 31, 2023, there were no loans greater than 90 days past due and still accruing.

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three and six months ended June 30, 2024 and 2023 was not significant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of June 30, 2024 and December 31, 2023, the Company had collateral-dependent residential mortgage and home equity loans totaling $1.5 million and $0.8 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of June 30, 2024 and December 31, 2023, the Company had collateral-dependent commercial loans totaling $23.3 million and $30.7 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both June 30, 2024 and December 31, 2023, the Company had no residential real estate held in other real estate owned (“OREO”). As of June 30, 2024, there were three residential real estate loans, which had an aggregate balance of $0.3 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2023, there were two residential real estate loans, which had an aggregate balance of $0.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of June 30, 2024, there were ten consumer home equity loans, which had an aggregate balance of $0.9 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2023, there were three consumer home equity loans, which had an aggregate balance of $0.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of June 30, 2024 of loans modified during the three and six month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$38	0.00%	$38	0.00%
Consumer home equity	449	0.04%	991	0.08%
Total interest rate reduction	$487	0.00%	$1,029	0.01%
Other-than-Insignificant Delay in Repayment:
Commercial real estate	$13,462	0.25%	$13,462	0.25%
Business banking	45	0.00%	45	0.00%
Residential real estate	117	0.00%	117	0.00%
Consumer home equity	734	0.06%	734	0.06%
Total other-than-insignificant delay in repayment	$14,358	0.10%	$14,358	0.10%
Term Extension:
Commercial real estate	$7,878	0.14%	$7,878	0.14%
Business banking	—	—%	32	0.00%
Residential real estate	—	—%	219	0.01%
Consumer home equity	6	0.00%	6	0.00%
Total term extension	$7,884	0.06%	$8,135	0.06%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Consumer home equity	$—	—%	$126	0.01%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$—	—%	$126	0.00%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$4	0.00%	$4	0.00%
Total combination—interest rate reduction & term extension	$4	0.00%	$4	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$35	0.00%	$35	0.00%
Consumer home equity	12	0.00%	12	0.00%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$47	0.00%	$47	0.00%
Total by portfolio segment
Commercial real estate	$21,340	0.39%	$21,340	0.39%
Business banking	122	0.01%	154	0.01%
Residential real estate	117	0.00%	336	0.01%
Consumer home equity	1,201	0.10%	1,869	0.15%
Total	$22,780	0.16%	$23,699	0.17%

The following table shows the amortized cost balance as of June 30, 2023 of loans modified during the three and six month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$3	0.00%	$50	0.00%
Residential real estate	311	0.01%	311	0.01%
Consumer home equity	426	0.04%	1,239	0.10%
Total interest rate reduction	$740	0.01%	$1,600	0.01%
Other-than-Insignificant Delay in Repayment:
Residential real estate	$387	0.02%	$713	0.03%
Consumer home equity	578	0.05%	600	0.05%
Total other-than-insignificant delay in repayment	$965	0.01%	$1,313	0.01%
Term Extension:
Business banking	340	0.03%	340	0.03%
Total term extension	$340	0.00%	$340	0.00%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Business banking	$33	0.00%	$94	0.01%
Consumer home equity	—	—%	175	0.01%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$33	0.00%	$269	0.00%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$71	0.01%	$524	0.05%
Consumer home equity	—	—%	218	0.02%
Total combination—interest rate reduction & term extension	$71	0.00%	$742	0.01%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Business banking	$—	—%	$28	0.00%
Residential real estate	143	0.01%	143	0.01%
Total combination—term extension & other-than-insignificant delay in repayment	$143	0.00%	$171	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$—	—%	$119	0.01%
Residential real estate	85	0.00%	85	0.00%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$85	0.00%	$204	0.00%
Total by portfolio segment
Business banking	$447	0.04%	$1,155	0.11%
Residential real estate	926	0.04%	1,252	0.05%
Consumer home equity	1,004	0.08%	2,232	0.19%
Total	$2,377	0.02%	$4,639	0.03%

The following tables describe the financial effect of the modifications made during the periods indicated to borrowers experiencing financial difficulty. Loans that were modified in more than one manner are included in each modification type corresponding to the types of modifications performed.

Three Months Ended June 30, 2024
Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 14.0% to 7.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 8.0% to 5.0%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred a weighted average of 6 payments. The loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers.
Business banking
Deferred a weighted average of 3 payments. For the principal and interest deferral, the loan was re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrower. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Residential real estate	Deferred 12 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 6 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial real estate	Added 4.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.
Business banking	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Consumer home equity	Added a weighted-average 7.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.

Six Months Ended June 30, 2024
Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 14.0% to 7.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 8.0% to 4.6%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred a weighted average of 6 payments. The loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers.
Business banking
Deferred a weighted average of 3 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Residential real estate	Deferred 12 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 6 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial real estate	Added 4.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.
Business banking	Added a weighted-average 2.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added 2.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.
Consumer home equity	Added a weighted-average 7.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.

Three Months Ended June 30, 2023
Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 11.3% to 8.7%.
Residential real estate	Reduced weighted-average contractual interest rate from 5.4% to 3.6%.
Consumer home equity	Reduced weighted-average contractual interest rate from 7.5% to 4.0%.
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

Six Months Ended June 30, 2023
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
As of June 30, 2024, loans to borrowers experiencing financial difficulty modified during the prior twelve months and which had a payment default during the six months ended June 30, 2024 totaled $0.1 million. As of June 30, 2023, no loans to borrowers experiencing financial difficulty modified during the six months then ended had a payment default during the six months ended June 30, 2023.

Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty that were modified during the prior twelve months as of June 30, 2024:

	As of June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial real estate	$—	$—	$—	$—	$21,340	$21,340
Business banking	16	—	—	16	363	379
Residential real estate	272	402	—	674	2,119	2,793
Consumer home equity	520	292	—	812	2,506	3,318
Total	$808	$694	$—	$1,502	$26,328	$27,830
The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty as of June 30, 2023 that were modified during the six months ended June 30, 2023:

	As of June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Business banking	$93	$27	$158	$278	$877	$1,155
Residential real estate	—	—	—	—	1,252	1,252
Consumer home equity	—	—	—	—	2,232	2,232
Total	$93	$27	$158	$278	$4,361	$4,639
As of June 30, 2024, there was one additional commitment to lend amounting to $0.3 million to borrowers experiencing financial difficulty and which were modified during the six months ended June 30, 2024 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension. As of December 31, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during year ended December 31, 2023 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Loan Participations
The Company occasionally purchases commercial loan participations or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Six Months Ended June 30, 2024			As of and for the Year Ended December 31, 2023
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$938,897	—%	$—	$985,394	0.00%	$—
Commercial real estate	515,477	—%	—	447,550	0.00%	—
Commercial construction	139,040	—%	—	146,043	0.00%	—
Business banking	57	—%	22	72	0.00%	22
Total loan participations	$1,593,471	—%	$22	$1,579,059	0.00%	$22
5. Leases
The Company leases certain office space and equipment under various non-cancelable operating leases. These leases have original terms ranging from 2 years to 24 years. Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based upon the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets. The information presented within this Note excludes discontinued operations with regard to information pertaining to the three and six months ended June 30, 2023. Refer to Note 15, “Discontinued Operations” for further discussion regarding discontinued operations.
As of the dates indicated, the Company had the following related to operating leases:

	As of June 30, 2024	As of December 31, 2023
	(In thousands)
Right-of-use assets	$48,020	$50,641
Lease liabilities	52,709	55,617
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost	$2,758	$2,929	$5,858	$5,955
Finance lease cost	112	81	224	159
Variable lease cost	620	683	1,420	1,338
Total lease cost	$3,490	$3,693	$7,502	$7,452
During the three and six months ended June 30, 2024, the Company made $3.2 million and $6.7 million, respectively, in cash payments for operating and finance lease payments. During the three and six months ended June 30, 2023, the Company made $3.2 million and $6.5 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of June 30, 2024	As of December 31, 2023
Weighted-average remaining lease term (in years)	8.43	8.26
Weighted-average discount rate	3.84%	3.76%
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

On July 12, 2024, the Company completed its previously announced merger with Cambridge Bancorp (“Cambridge”). In connection with the merger the Company issued 38.9 million shares of its common stock to the holders of Cambridge’s common stock. Such shares were not included in the computation of the average number of common shares outstanding below. Refer to Refer to Note 16, “Subsequent Events” for further discussion regarding the Company’s merger with Cambridge.

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$26,331	$64,978

Average number of common shares outstanding	176,235,507	176,155,197
Less: Average unallocated ESOP shares	(13,090,252)	(13,151,104)
Average number of common shares outstanding used to calculate basic earnings per common share	163,145,255	163,004,093
Common stock equivalents	354,041	386,328
Average number of common shares outstanding used to calculate diluted earnings per common share	163,499,296	163,390,421

Earnings per common share:
Basic	$0.16	$0.40
Diluted	$0.16	$0.40

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
	(Dollars in thousands, except per share data)
Net income (loss) applicable to common shares:
Net income (loss) from continuing operations	$44,419	$(157,662)
Net income from discontinued operations	4,238	12,223
Total net income (loss)	$48,657	$(145,439)

Average number of common shares outstanding	175,817,284	175,758,658
Less: Average unallocated ESOP shares	(13,585,048)	(13,646,435)
Average number of common shares outstanding used to calculate basic earnings (loss) per common share	162,232,236	162,112,223
Common stock equivalents	14,439	24,761
Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	162,246,675	162,136,984

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.27	$(0.98)
Earnings per share from discontinued operations	0.03	0.08
Total basic earnings (loss) per share	$0.30	$(0.90)

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.27	$(0.98)
Earnings per share from discontinued operations	0.03	0.08
Total diluted earnings (loss) per share	$0.30	$(0.90)

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
As of June 30, 2024 and December 31, 2023, the Company had $222.9 million and $223.4 million, respectively, in tax credit investments that were included in other assets in the Company’s Consolidated Balance Sheets.
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
The following table presents the Company’s investments in LIHTC projects accounted for using the proportional amortization method for the periods indicated:

	As of June 30, 2024	As of December 31, 2023
	(In thousands)
Current recorded investment included in other assets	$220,864	$221,190
Commitments to fund qualified affordable housing projects included in recorded investment noted above	130,783	149,207
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Tax credits and benefits recognized	$4,940	$3,305	$10,291	$6,567
Amortization expense included in income tax expense (benefit)	4,574	2,811	9,162	5,577
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets in the Company’s Consolidated Balance Sheets and totaled $2.1 million and $2.2 million as of June 30, 2024 and December 31, 2023, respectively. There were no outstanding commitments related to these investments as of either June 30, 2024 or December 31, 2023.
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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Components of net periodic benefit cost:
Service cost (1)	$5,588	$6,338	$11,177	$12,677
Interest cost	4,630	4,298	9,260	8,596
Expected return on plan assets	(8,451)	(7,532)	(16,904)	(15,064)
Prior service credit	(2,489)	(2,970)	(4,977)	(5,940)
Recognized net actuarial loss	1,775	2,468	3,550	4,936
Net periodic benefit cost	$1,053	$2,602	$2,106	$5,205
(1)Includes service costs related to employees of our insurance agency business with regard to the three and six months ended June 30, 2023. Such service costs were included in net income from discontinued operations as such costs are no longer incurred by the Company following the sale of the insurance agency business in October 2023. All other costs included in the determination of the benefit obligation for the Defined Benefit Plan and the BEP were included in net income from continuing operations as the Bank assumed the related liability upon dissolution of its Eastern Insurance Group subsidiary. Service costs included in net income from discontinued operations and included in the above table were $1.5 million and $3.0 million for the three and six months ended June 30, 2023, respectively.
Except as described above, service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the Consolidated Statements of Income. There were no service costs associated with the DB SERP or ODRCP during the three and six months ended June 30, 2024 and 2023. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2023 and 2022. Accordingly, during the three and six months ended June 30, 2024 and 2023, there were no contributions made to the Defined Benefit Plan.
Share-Based Compensation Plan
On November 29, 2021, the shareholders of the Company approved the Eastern Bankshares, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 26,146,141 shares of common stock pursuant to grants of restricted stock, restricted stock units (“RSUs”), non-qualified stock options and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Under the 2021 Plan, 7,470,326 shares may be issued as restricted stock or RSUs, including those issued as performance shares and performance share units (“PSUs”), and 18,675,815 shares may be issued upon the exercise of stock options. These shares may be awarded from the Company’s authorized but unissued shares. However, the 2021 Plan permits the grant of additional awards of restricted stock or RSUs above the aforementioned limit, provided that, for each additional share of restricted stock or RSU awarded in excess of such limit, the pool of shares available to be issued upon the exercise of stock options will be reduced by three shares. Pursuant to the terms of the 2021 Plan, each of the Company’s non-employee directors were automatically granted awards of restricted stock on November 30, 2021. Such restricted stock awards (“RSAs”) vest pro-rata on an annual basis over a five-year period. The maximum term for stock options is ten years.
In May 2024, the Company granted a total of 56,352 shares of restricted stock to the Company’s non-employee directors which vest after approximately one year from the date of grant. In May 2023, the Company granted a total of 47,820 shares of restricted stock to the Company’s non-employee directors which vest after approximately one year from the date of grant.
In March 2024, the Company granted to all of the Company’s executive officers and certain other employees a total of 416,276 RSUs, which vest pro-rata on an annual basis over a period of three years from the date of the grant, and a total of 234,091 PSUs for which vesting is contingent upon the Compensation and Human Capital Management Committee of the Board of Director’s certification, after the conclusion of a period of approximately 2.8 years from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period. In March 2023, the Company granted to all of the Company’s executive officers and certain other employees a total of 318,577 RSUs, which vest pro-rata on an annual basis over a period of three years from the date of the grant, and a total of 108,984 PSUs for which vesting is contingent upon the Compensation and Human Capital Management Committee of the Board of Director’s certification, after the conclusion of a three-year period from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period.
As of June 30, 2024 and December 31, 2023, there were 4,170,755 shares and 4,872,494 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both June 30, 2024 and December 31, 2023, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Six Months Ended June 30,
	2024		2023
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	420,400	$19.15	525,460	$20.08
Granted	56,352	13.84	47,820	11.50
Vested	(47,820)	11.50	(28,690)	19.17
Forfeited	—	—	—	—
Non-vested restricted stock as of the end of the respective period (1)	428,932	$18.47	544,590	$19.37
(1)Includes the effect of modifications to previously awarded and unvested restricted share awards for two plan participants to accelerate vesting. The financial effect of the modifications on total unrecognized compensation expense was not significant.
During the six months ended June 30, 2024 and 2023, 47,820 and 28,690 RSA awards vested, respectively. In the aggregate, the amount of RSAs granted each year had a grant date fair value of $0.5 million.
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Six Months Ended June 30,
	2024		2023
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	952,001	$19.46	972,325	$21.08
Granted	416,276	12.81	318,577	15.63
Vested (1)	(303,015)	19.38	(231,407)	21.08
Forfeited	(4,980)	14.59	(640)	21.08
Non-vested restricted stock units as of the end of the respective period	1,060,282	$16.89	1,058,855	$19.44
(1)Includes 98,531 and 74,625 shares withheld upon settlement for employee taxes for the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024 and 2023, 303,015 and 231,407 RSU awards vested, respectively. Such awards had a grant date fair value of $5.9 million and $4.9 million, respectively.

The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Six Months Ended June 30,
	2024		2023
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	633,034	$19.40	533,676	$21.12
Granted	234,091	10.82	108,984	10.16
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested performance stock units as of the end of the respective period	867,125	$17.08	642,660	$19.26
During both the six months ended June 30, 2024 and 2023, no PSU awards vested.
The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Share-based compensation expense	$4.2	$4.7	$7.8	$7.7
Related tax benefit (1)	1.2	1.3	2.2	2.2
(1)Estimated based upon the Company’s statutory rate for each respective period.
As of June 30, 2024 and December 31, 2023, there was $27.2 million and $26.8 million, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan, as applicable. As of June 30, 2024, this cost is expected to be recognized over a weighted average remaining period of approximately 1.9 years. As of December 31, 2023, this cost was expected to be recognized over a weighted average remaining period of approximately 2.2 years.
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of June 30, 2024	As of December 31, 2023
	(In thousands)
Commitments to extend credit	$5,931,039	$6,027,356
Standby letters of credit	53,361	58,632
Forward commitments to sell loans	13,702	9,198

Other Contingencies
Legal Proceedings
The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings is not expected to have a material effect on the Company’s Consolidated Financial Statements.
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

As of June 30, 2024
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	3.07	5.34%	3.02%	$(231)
Total	$2,400,000				$(231)
(1)The fair value included a net accrued interest payable balance of $2.5 million as of June 30, 2024. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the Chicago Mercantile Exchange, or CME, from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 3.2 years.
The Company expects approximately $44.8 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of June 30, 2024. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of June 30, 2024.
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	June 30, 2024
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	346	$2,409,950
Risk participation agreements	78	314,187
Foreign exchange contracts:
Matched commercial customer book	328	112,771
Foreign currency loan	8	7,970

	December 31, 2023
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	356	$2,405,835
Risk participation agreements	78	323,957
Foreign exchange contracts:
Matched commercial customer book	98	87,601
Foreign currency loan	10	10,242
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2024	Fair Value at December 31, 2023	Balance Sheet Location	Fair Value at June 30, 2024	Fair Value at December 31, 2023
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$10	$10	Other liabilities	$241	$893
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$19,240	$19,535	Other liabilities	$67,944	$61,217
Risk participation agreements	Other assets	5	151	Other liabilities	2	106
Foreign currency exchange contracts - matched customer book	Other assets	616	760	Other liabilities	626	672
Foreign currency exchange contracts - foreign currency loan	Other assets	38	—	Other liabilities	14	187
		$19,899	$20,446		$68,586	$62,182
Total		$19,909	$20,456		$68,827	$63,075
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Derivatives designated as hedges:
Loss in OCI on derivatives	$(11,996)	$(56,892)	$(51,551)	$(37,146)
Loss reclassified from OCI into interest income (effective portion)	$(14,062)	$(11,928)	$(28,103)	$(20,834)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—	—	—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain (loss) recognized in interest rate swap income	$373	$390	$508	$(140)
Gain (loss) recognized in interest rate swap income for risk participation agreements	—	8	(42)	29
(Loss) gain recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	(148)	6	(98)	20
Foreign currency loan	(11)	(288)	211	(152)
Net gain (loss) for derivatives not designated as hedges	$214	$116	$579	$(243)
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At both June 30, 2024 and December 31, 2023, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.4 million. In addition, at June 30, 2024 and December 31, 2023, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $86.3 million and $85.9 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At June 30, 2024 there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. At December 31, 2023, there was $1.9 million of customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. At June 30, 2024 and December 31, 2023, the Company had posted collateral in the form of cash amounting to $2.2 million and $3.0 million, respectively, which was considered to be a restricted asset and was included in other short-term investments within the Company’s Consolidated Balance Sheets. If the Company had breached any of these provisions at June 30, 2024 or December 31, 2023, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.

Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of June 30, 2024 and December 31, 2023, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $19.9 million and $10.5 million, respectively, and forward sale commitments of $13.7 million and $9.2 million, respectively. During the three months ended June 30, 2024 and June 30, 2023, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of less than $0.1 million and $0.1 million, respectively. During both the six months ended June 30, 2024 and June 30, 2023, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of $0.1 million. The aggregate fair value of the Company’s mortgage banking derivative asset as of June 30, 2024 and December 31, 2023 was less than $0.1 million and $0.1 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative liability as of June 30, 2024 and December 31, 2023 was $0.1 million and less than $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
11. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of June 30, 2024 and December 31, 2023, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of June 30, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$10	$—	$10	$—	$—	$10
Customer-related positions:
Interest rate swaps	19,240	—	19,240	2,998	(11,370)	4,872
Risk participation agreements	5	—	5	—	—	5
Foreign currency exchange contracts – matched customer book	616	—	616	—	—	616
Foreign currency exchange contracts – foreign currency loan	38	—	38	—	—	38
	$19,909	$—	$19,909	$2,998	$(11,370)	$5,541
Derivative Liabilities
Interest rate swaps	$241	$—	$241	$—	$241	$—
Customer-related positions:
Interest rate swaps	67,944	—	67,944	2,998	—	64,946
Risk participation agreements	2	—	2	—	—	2
Foreign currency exchange contracts – matched customer book	626	—	626	—	—	626
Foreign currency exchange contracts – foreign currency loan	14	—	14	—	—	14
	$68,827	$—	$68,827	$2,998	$241	$65,588

	As of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$10	$—	$10	$—	$—	$10
Customer-related positions:
Interest rate swaps	19,535	—	19,535	4,871	(8,500)	6,164
Risk participation agreements	151	—	151	—	—	151
Foreign currency exchange contracts – matched customer book	760	—	760	—	—	760
	$20,456	$—	$20,456	$4,871	$(8,500)	$7,085
Derivative Liabilities
Interest rate swaps	$893	$—	$893	$—	$893	$—
Customer-related positions:
Interest rate swaps	61,217	—	61,217	4,871	1,860	54,486
Risk participation agreements	106	—	106	—	—	106
Foreign currency exchange contracts – matched customer book	672	—	672	—	—	672
Foreign currency exchange contracts – foreign currency loan	187	—	187	—	—	187
	$63,075	$—	$63,075	$4,871	$2,753	$55,451
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
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $48.6 million at June 30, 2024 and $48.9 million at December 31, 2023. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps

The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at June 30, 2024 and December 31, 2023, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,597,550	$—	$2,597,550	$—
Government-sponsored commercial mortgage-backed securities	1,090,894	—	1,090,894	—
U.S. Agency bonds	130,238	—	130,238	—
U.S. Treasury securities	95,554	95,554	—	—
State and municipal bonds and obligations	183,606	—	183,606	—
Rabbi trust investments	94,424	86,874	7,550	—
Loans held for sale	1,308	—	1,308	—
Interest rate swap contracts:
Cash flow hedges - interest rate positions	10	—	10	—
Customer-related positions	19,240	—	19,240	—
Risk participation agreements	5	—	5	—
Foreign currency forward contracts:
Matched customer book	616	—	616	—
Foreign currency loan	38	—	38	—
Mortgage derivatives	41	—	41	—
Total	$4,213,524	$182,428	$4,031,096	$—
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$241	$—	$241	$—
Customer-related positions	67,944	—	67,944	—
Risk participation agreements	2	—	2	—
Foreign currency forward contracts:
Matched customer book	626	—	626	—
Foreign currency loan	14	—	14	—
Mortgage derivatives	85	—	85	—
Total	$68,912	$—	$68,912	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,780,638	$—	$2,780,638	$—
Government-sponsored commercial mortgage-backed securities	1,124,376	—	1,124,376	—
U.S. Agency bonds	216,011	—	216,011	—
U.S. Treasury securities	95,152	95,152	—	—
State and municipal bonds and obligations	191,344	—	191,344	—
Rabbi trust investments	87,435	81,278	6,157	—
Loans held for sale	1,124	—	1,124	—
Interest rate swap contracts:
Cash flow hedges - interest rate positions	10	—	10	—
Customer-related positions	19,535	—	19,535	—
Risk participation agreements	151	—	151	—
Foreign currency forward contracts:
Matched customer book	760	—	760	—
Mortgage derivatives	69	—	69	—
Total	$4,516,605	$176,430	$4,340,175	$—
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$893	$—	$893	$—
Customer-related positions	61,217	—	61,217	—
Risk participation agreements	106	—	106	—
Foreign currency forward contracts:
Matched customer book	672	—	672	—
Foreign currency loan	187	—	187	—
Mortgage derivatives	36	—	36	—
Total	$63,111	$—	$63,111	$—
There were no transfers to or from Level 1, 2 and 3 during the six months ended June 30, 2024 and twelve months ended December 31, 2023.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2024 or December 31, 2023.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with GAAP. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of June 30, 2024 and December 31, 2023.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$21,276	$—	$—	$21,276

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$27,874	$—	$—	$27,874
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
During the six months ended June 30, 2024, the Company transferred one property, located in Lynn, Massachusetts, that has housed Company offices and which is comprised of an office building and land, to held for sale. As of June 30, 2024, the property was recorded at the lower of cost or market and amounted to $10.7 million. At the time of transfer to held for sale, the carrying value of the property approximated its fair value. Therefore, no write-down was recorded upon transfer.
Disclosures about Fair Value of Financial Instruments
The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of June 30, 2024	Fair Value as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$243,919	$214,481	$—	$214,481	$—
Government-sponsored commercial mortgage-backed securities	192,793	170,917	—	170,917	—
Loans, net of allowance for loan losses	13,953,773	13,245,517	—	—	13,245,517
FHLB stock	5,879	5,879	—	5,879	—
Bank-owned life insurance	166,710	166,710	—	166,710	—
Liabilities
Deposits	$17,537,809	$17,530,331	$—	$17,530,331	$—
FHLB advances	17,415	15,085	—	15,085	—
Escrow deposits of borrowers	20,155	20,155	—	20,155	—
Interest rate swap collateral funds	11,370	11,370	—	11,370	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2023	Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$254,752	$230,319	$—	$230,319	$—
Government-sponsored commercial mortgage-backed securities	194,969	174,503	—	174,503	—
Loans, net of allowance for loan losses	13,799,367	13,145,455	—	—	13,145,455
FHLB stock	5,904	5,904	—	5,904	—
Bank-owned life insurance	164,702	164,702	—	164,702	—
Liabilities
Deposits	$17,596,217	$17,593,214	$—	$17,593,214	$—
FHLB advances	17,738	15,366	—	15,366	—
Escrow deposits of borrowers	21,978	21,978	—	21,978	—
Interest rate swap collateral funds	8,500	8,500	—	8,500	—
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
The information presented within this Note excludes discontinued operations with regard to information pertaining to the three and six months ended June 30, 2023. Refer to Note 15, “Discontinued Operations” for further discussion regarding discontinued operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Service charges on deposit accounts	$7,930	$7,242	$15,438	$13,714
Trust and investment advisory fees	6,711	6,131	13,255	11,901
Debit card processing fees	3,522	3,513	6,769	6,683
Other noninterest income (1)	10,717	2,902	13,843	5,175
Total noninterest income in-scope of ASC 606	28,880	19,788	49,305	37,473
Total noninterest (loss) income out-of-scope of ASC 606	(3,532)	6,416	3,735	(321,122)
Total noninterest income (loss)	$25,348	$26,204	$53,040	$(283,649)
(1)Includes income of $7.8 million, recognized during the three months ended June 30, 2024, representing a penalty for the early withdrawal of an omnibus deposit contract. No such income was recognized for the three and six months ended June 30, 2023.
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

Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.6 million as of both June 30, 2024 and December 31, 2023, and were included in other assets in the Company’s Consolidated Balance Sheets.
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
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.4 million as of both June 30, 2024 and December 31, 2023, and were included in other assets in the Company’s Consolidated Balance Sheets.
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

14. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(11,303)	$5,446	$(5,857)	$(48,388)	$14,972	$(33,416)
Less: reclassification adjustment for losses included in net income	(7,557)	2,094	(5,463)	(7,557)	2,094	(5,463)
Net change in fair value of securities available for sale	(3,746)	3,352	(394)	(40,831)	12,878	(27,953)
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	(11,996)	3,323	(8,673)	(51,551)	14,279	(37,272)
Less: net cash flow hedge losses reclassified into interest income	(14,062)	3,895	(10,167)	(28,103)	7,784	(20,319)
Net change in fair value of cash flow hedges	2,066	(572)	1,494	(23,448)	6,495	(16,953)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(1,775)	492	(1,283)	(3,550)	984	(2,566)
Less: accretion of prior service credit	2,489	(690)	1,799	4,977	(1,379)	3,598
Net change in other comprehensive income for defined benefit postretirement plans	(714)	198	(516)	(1,427)	395	(1,032)
Total other comprehensive income (loss)	$(2,394)	$2,978	$584	$(65,706)	$19,768	$(45,938)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(78,810)	$20,324	$(58,486)	$(36,509)	$11,514	$(24,995)
Less: reclassification adjustment for losses included in net income	—	—	—	(333,170)	74,630	(258,540)
Net change in fair value of securities available for sale	(78,810)	20,324	(58,486)	296,661	(63,116)	233,545
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	(56,892)	16,060	(40,832)	(37,146)	11,602	(25,544)
Less: net cash flow hedge losses reclassified into interest income	(11,929)	3,368	(8,561)	(20,834)	5,883	(14,951)
Net change in fair value of cash flow hedges	(44,963)	12,692	(32,271)	(16,312)	5,719	(10,593)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(2,468)	697	(1,771)	(4,936)	1,394	(3,542)
Less: accretion of prior service credit	2,970	(838)	2,132	5,940	(1,656)	4,284
Net change in other comprehensive income for defined benefit postretirement plans	(502)	141	(361)	(1,004)	262	(742)
Total other comprehensive (loss) income	$(124,275)	$33,157	$(91,118)	$279,345	$(57,135)	$222,210
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2024	$(584,243)	$(31,571)	$7,462	$(608,352)
Other comprehensive loss before reclassifications	(33,416)	(37,272)	—	(70,688)
Less: Amounts reclassified from accumulated other comprehensive loss	(5,463)	(20,319)	1,032	(24,750)
Net current-period other comprehensive loss	(27,953)	(16,953)	(1,032)	(45,938)
Ending Balance: June 30, 2024	$(612,196)	$(48,524)	$6,430	$(654,290)
Beginning Balance: January 1, 2023	$(880,156)	$(50,159)	$7,123	$(923,192)
Other comprehensive loss before reclassifications	(24,995)	(25,544)	—	(50,539)
Less: Amounts reclassified from accumulated other comprehensive loss	(258,540)	(14,951)	742	(272,749)
Net current-period other comprehensive income (loss)	233,545	(10,593)	(742)	222,210
Ending Balance: June 30, 2023	$(646,611)	$(60,752)	$6,381	$(700,982)
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
In September 2023, following the approval of the sale by the Company’s board of directors, the Company reclassified substantially all of the assets and certain liabilities of its insurance agency business as held for sale in connection with a planned disposition of the business. A business is classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value, and certain other criteria are met. In accordance with ASC 205, Presentation of Financial Statements, the Company classifies operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that will have a major impact on the Company’s financial condition and results of operations. Accordingly, the Consolidated Statements of Income and Consolidated Statements of Cash flows were adjusted on a retrospective basis for prior periods.
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
The following presents operating results of the discontinued insurance agency business for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(In thousands)
Noninterest income:
Insurance commissions	$27,609	$59,280
Other noninterest income	18	38
Total noninterest income	27,627	59,318
Noninterest expense:
Salaries and employee benefits	17,041	33,336
Office occupancy and equipment	735	1,524
Data processing	1,060	2,203
Professional services	1,031	1,324
Marketing expenses	25	99
Amortization of intangible assets	668	1,337
Other	1,154	2,462
Total noninterest expense	21,714	42,285
Income from discontinued operations before income tax expense	5,913	17,033
Income tax expense	1,675	4,810
Income from discontinued operations, net of taxes (1)	$4,238	$12,223

(1)Represents net income from discontinued operations that is presented in the Consolidated Statements of Income.
Certain income and expense amounts were excluded from discontinued operations as they relate to assets and liabilities which were not assumed by Gallagher. The following is a summary of such items and the corresponding income tax effect for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(In thousands)
Noninterest income:
Income from investments held in rabbi trusts	$241	$580
Other noninterest income (1)	14	28
Total noninterest income	255	608
Noninterest expense:
Salaries and employee benefits (2)	245	580
Office occupancy and equipment (3)	117	241
Other (4)	439	994
Total noninterest expense	801	1,815
Loss before income tax expense	(546)	(1,207)
Income tax benefit	(153)	(339)
Net loss	$(393)	$(868)
(1)Includes income on Company-owned life insurance policies which were not disposed of and were transferred to the Bank upon dissolution of Eastern Insurance Group.
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
16. Subsequent Events
Acquisition of Cambridge Bancorp
Effective July 12, 2024, the Company completed its previously announced merger with Cambridge. In accordance with the merger agreement, each share of Cambridge common stock was exchanged for 4.956 shares of Company common stock. The transaction was intended to qualify as a tax-free reorganization for federal income tax purposes and provided Cambridge shareholders with a tax-free exchange of their shares of Cambridge common stock in exchange for Company common stock as the consideration they received in the merger. The Company issued 38.9 million shares of its common stock in the merger. Based upon the closing price of Company common stock on July 12, 2024 of $14.87 per share, the transaction is valued at approximately $580.6 million which includes cash paid in-lieu of fractional shares and recognition of RSU and PSU service accruals for service accrued by Cambridge personnel prior to the merger.
Cambridge, a Massachusetts corporation, was a federally registered bank holding company headquartered in Cambridge, Massachusetts. Cambridge Trust Company, a Massachusetts-chartered trust company formed in 1890, was a wholly-owned subsidiary of Cambridge that operated through a network of 19 full-service banking offices in eastern Massachusetts and New Hampshire with $5.3 billion in total assets and $3.9 billion in deposits as of July 12, 2024. Cambridge’s core services also included wealth management. Through its wealth management group, which has offices in Massachusetts and New Hampshire, it offered comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Cambridge had assets under management and administration of approximately $5.0 billion as of July 12, 2024.
The Company has not yet completed the purchase accounting due to the timing of the merger. Accordingly, the fair value of the assets and liabilities acquired, including goodwill and other intangible assets, is not yet available.
Following the completion of the merger, the Company sold substantially all of the investment securities acquired through its merger with Cambridge. The amount of securities sold amounted to approximately $0.9 billion and no gain or loss was recognized upon sale as such securities had been recorded by the Company based upon the quoted sale prices in determination of the purchase accounting fair value adjustment.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2024, and our results of operations for the three and six months ended June 30, 2024 and 2023. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2023 Form 10-K.
Introductory Note
On July 12, 2024, the Company completed its previously announced stock-for stock merger with Cambridge Bancorp (“Cambridge”). Neither the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q nor the sections of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” included in Items 2 and 3 of Part I, respectively, of this Quarterly Report reflect Cambridge’s financial condition at June 30, 2024 or Cambridge’s operating results or cash flows for the three and six months ended June 30, 2024 and 2023. Likewise, neither the shares of Company common stock issued in the merger nor any purchase accounting adjustment that the Company will make in connection with merger are reflected in the Company’s financial condition as of June 30, 2024 or the Company’s operating results or cash flows for the three and six months ended June 30, 2024 and 2023. For additional information regarding the Company’s merger with Cambridge, refer to “Outlook and Trends—Cambridge Bancorp Acquisition,” below, and Note 16, “Subsequent Events” to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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
•risks related to the implementation of acquisitions, dispositions, and restructurings;
•risks related to the integration of Cambridge Bancorp and Cambridge Trust Company, including that revenue and expense synergies or other expected benefits may not materialize or in the time frame originally anticipated or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
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
In September 2023, following the approval of the sale of our insurance agency business by our board of directors, we reclassified our insurance agency business as held for sale in connection with a planned disposition of the business. Accordingly, the Consolidated Statements of Income for the three and six months ended June 30, 2023 and Consolidated Statements of Cash flows for the six months ended June 30, 2023 present discontinued operations. For further discussion, refer to Note 15, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
There have been no other material changes in critical accounting policies during the three and six months ended June 30, 2024.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $21.0 billion and $21.1 billion at June 30, 2024 and December 31, 2023, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Eastern Wealth Management division.
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
Net income from continuing operations for the three and six months ended June 30, 2024 computed in accordance with GAAP was $26.3 million and $65.0 million, respectively, as compared to net income and net loss from continuing operations of $44.4 million and $157.7 million for the three and six months ended June 30, 2023, respectively, representing a decrease of 40.7% and an increase of 141.2%, respectively. The decrease in net income from continuing operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to lower net interest income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and higher noninterest expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Refer to the later sections titled “Results of Operations” within this Item 2 for additional discussion. The increase in net income from continuing operations for the six months ended June 30, 2024 from a net loss from continuing operations for the six months ended June 30, 2023 was primarily due to the sale of available for sale securities at a loss in connection with our balance sheet repositioning completed in March 2023 which resulted in a net loss for the six months ended June 30, 2023. Refer to the later section titled “Results of Operations” within this Item 2 for additional discussion.
Net income from continuing operations for the three and six months ended June 30, 2024 and net income and net loss from continuing operations for the three and six months ended June 30, 2023, respectively, included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and six months ended June 30, 2024 was $36.5 million and $74.6 million, respectively, compared to operating net income for the three and six months ended June 30, 2023 of $41.1 million and $94.2 million, respectively, representing decreases of 11.1% and 20.8%, respectively. These decreases were primarily due to lower net interest income and higher noninterest expense on an operating basis for both the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. See “Non-GAAP Financial Measures” and “Results of Operations” within this Item 2 for a reconciliation of operating net income to net income on a GAAP basis and further discussion of noninterest income and noninterest expense.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of June 30, 2024 and December 31, 2023, we had total commercial and industrial loans of $3.1 billion and $3.0 billion, respectively, representing 21.9% and 21.8%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. As of June 30, 2024 and December 31, 2023, commercial and industrial loans in our SNC Program portfolio totaled $653.5 million and $606.2 million, respectively, or 21.2% and 20.1%, respectively, of our commercial and industrial portfolio, and 47.6% and 45.1%, respectively, of our commercial and industrial SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and industrial revenue bonds (“IRBs”), the balances of which are detailed below:
◦As of June 30, 2024 and December 31, 2023, our ABL Portfolio totaled $195.2 million and $203.1 million, respectively, or 6.3% and 6.7%, respectively, of our commercial and industrial portfolio.
◦As of June 30, 2024 and December 31, 2023, our commercial and industrial IRB portfolio, which is comprised of municipal bonds issued to finance major capital projects, totaled $930.3 million and

$934.5 million, respectively, or 30.2% and 30.8%, respectively, of our commercial and industrial portfolio.
•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other type properties. As of June 30, 2024 and December 31, 2023, we had total commercial real estate loans of $5.4 billion and $5.5 billion, representing 38.6% and 39.1%, respectively, of our total loans as of each period end. As of June 30, 2024 and December 31, 2023, owner occupied loans totaled $0.9 billion and $1.0 billion, respectively, representing 17.2% and 18.2%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also includes loans included in our SNC Program portfolio described above. As of June 30, 2024 and December 31, 2023, commercial real estate loans in our SNC Program portfolio totaled $92.0 million and $86.3 million, respectively, or 1.7% and 1.6%, respectively, of our commercial real estate loan portfolio. As of June 30, 2024 and December 31, 2023, 93.5% and 100.0%, respectively, of our commercial real estate SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial real estate loan portfolio also included IRB loans of $598.3 million and $591.0 million as of June 30, 2024 and December 31, 2023, respectively, representing 11.0% and 10.8%, respectively, of our commercial real estate portfolio.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of June 30, 2024 and December 31, 2023, we had total commercial construction loans of $447.2 million and $387.0 million, respectively, representing 3.2% and 2.8%, respectively, of our total loans. Our commercial construction loan portfolio also includes loans included in our SNC Program portfolio described above. As of June 30, 2024 and December 31, 2023, commercial construction loans in our SNC Program portfolio totaled $37.6 million and $10.2 million, respectively, or 8.4% and 2.6% respectively, of our commercial construction loan portfolio. As of both June 30, 2024 and December 31, 2023, 100.0% of our commercial construction SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial construction loan portfolio also included IRB loans of $101.1 million and $63.8 million as of June 30, 2024 and December 31, 2023, respectively, representing 22.6% and 16.5% respectively, of our commercial construction portfolio.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of both June 30, 2024 and December 31, 2023, we had total business banking loans of $1.1 billion, representing 7.9% and 7.8% of our total loans for each period end, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $204.8 million and $903.4 million, respectively, as of June 30, 2024, and $186.9 million and $898.9 million, respectively, as of December 31, 2023.
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
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both June 30, 2024 and December 31, 2023, we had total residential real estate loans of $2.6 billion, representing 18.2% and 18.4%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential real estate loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and six months ended June 30, 2024, residential real estate mortgage loan originations were $89.3 million and $127.6 million, respectively, of which $14.8 million and $34.7 million, respectively, were sold on the secondary markets. Comparatively, during the three and six months ended June 30, 2023, residential real estate mortgage loan originations were $80.5 million and $137.7 million, respectively, of which $12.8 million and $21.8 million, respectively, were sold on the secondary markets.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of June 30, 2024 and December 31, 2023, we had total consumer home equity loans of $1.3 billion and $1.2 billion, respectively, representing 8.9% and 8.7%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of June 30, 2024 and December 31, 2023, we had total other consumer loans of $248.7 million and $235.5 million, respectively, representing 1.8% and 1.7%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
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
Wealth Management Services
•Through our Eastern Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of June 30, 2024 and December 31, 2023, we held $3.5 billion and $3.3 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three and six months ended June 30, 2024, we had noninterest income of $6.7 million and $13.3 million, respectively, from providing these services compared to $6.1 million and $11.9 million for the three and six months ended June 30, 2023, respectively.
Outlook and Trends
Cambridge Bancorp Acquisition

On July 12, 2024, we consummated our previously announced merger with Cambridge Bancorp (“Cambridge”) and Cambridge Trust Company (“Cambridge Trust”). In accordance with the terms of the definitive merger agreement, through which we agreed to acquire Cambridge through a merger with the Company as the surviving entity, each share of Cambridge common stock was exchanged for 4.956 shares of our common stock. The transaction was intended to qualify as a tax-free reorganization for federal income tax purposes and provided Cambridge shareholders with a tax-free exchange of their shares of Cambridge common stock in exchange for our common stock as the consideration they received in the merger. We issued 38.9 million shares of our common stock in the exchange which resulted in a transaction value of approximately $580.6 million based upon the closing price of our common stock on July 12, 2024 of $14.87 per share.
Cambridge, a Massachusetts corporation, was a federally registered bank holding company headquartered in Cambridge, Massachusetts. Cambridge Trust, a Massachusetts-chartered trust company formed in 1890, was a wholly-owned subsidiary of Cambridge that operated through a network of 19 full-service banking offices in eastern Massachusetts and New Hampshire with $5.3 billion in total assets and $3.9 billion in deposits as of July 12, 2024. Cambridge’s core services also included wealth management. Through its wealth management group, which had offices in Massachusetts and New Hampshire, it offered comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Cambridge had assets under management and administration of approximately $5.0 billion as of July 12, 2024.
During the three and six months ended June 30, 2024, we incurred and recorded merger and acquisition costs related to our acquisition of Cambridge of $3.7 million and $5.5 million, respectively. The following table presents Cambridge-related merger and acquisition costs by financial statement line item on the Consolidated Statements of Income for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	(In thousands)
Salaries and employee benefits	$383	$386
Office occupancy and equipment	11	17
Data processing	2,249	3,114
Professional services	944	1,731
Other	97	252
Total	$3,684	$5,500
No merger and acquisition costs were incurred related to our acquisition of Cambridge during the six months ended June 30, 2023.
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its most recent meeting on July 31, 2024, the FOMC decided to maintain the target range for the federal funds rate at the range set at its July 26, 2023 meeting. The FOMC indicated, in consideration of adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks. Further, it indicated that it does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward its long-term target of 2%.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 36% of the outstanding principal balance of our loans, gross of outstanding interest rate swaps as described further below, as of June 30, 2024 was indexed to a market rate that is expected to reprice with similar magnitude and direction as the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion on June 30, 2024, representing approximately 17.0% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 10, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
Non-GAAP Financial Measures
We present certain non-GAAP financial measures, which management uses to evaluate our performance, and which exclude the effects of certain transactions, non-cash items and GAAP adjustments that we believe are unrelated to our core business and are therefore not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core business as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding GAAP financial measures. Except as otherwise indicated, the information presented for the three and six months ended June 30, 2023 within this section excludes discontinued operations. Refer to Note 15, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for further discussion regarding discontinued operations.
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, operating net income to average tangible shareholders’ equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits expense, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) OREO gains and losses, (vii) merger and acquisition expenses, and (viii) certain discrete tax items. There were no expenses indirectly associated with OREO gains or losses, or impairment charges on tax credit investments and associated tax credit benefits during the periods presented in this Quarterly Report on Form 10-Q.
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

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net income (loss) from continuing operations (GAAP)	$26,331	$44,419	$64,978	$(157,662)
Non-GAAP adjustments:
Add:
Noninterest income components:
Income from investments held in rabbi trusts	(1,761)	(3,002)	(6,079)	(5,859)
Losses on sales of securities available for sale, net	7,557	—	7,557	333,170
Losses on sales of other assets	2	—	2	5
Noninterest expense components:
Rabbi trust employee benefit expense	930	1,314	2,676	2,588
Merger and acquisition expenses	3,684	—	5,500	—
Total impact of non-GAAP adjustments	10,412	(1,688)	9,656	329,904
Less net tax benefit associated with non-GAAP adjustment (1)	224	1,639	34	78,016
Non-GAAP adjustments, net of tax	$10,188	$(3,327)	$9,622	$251,888
Operating net income (non-GAAP)	$36,519	$41,092	$74,600	$94,226

Weighted average common shares outstanding during the period:
Basic	163,145,255	162,232,236	163,004,093	162,112,223
Diluted	163,499,296	162,246,675	163,390,421	162,136,984

Earnings (losses) per share from continuing operations, basic	$0.16	$0.27	$0.40	$(0.98)
Earnings (losses) per share from continuing operations, diluted	$0.16	$0.27	$0.40	$(0.98)

Operating earnings per share, basic (non-GAAP)	$0.22	$0.25	$0.46	$0.58
Operating earnings per share, diluted (non-GAAP)	$0.22	$0.25	$0.46	$0.58
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

The following table summarizes the impact of non-core items with respect to our total revenue (loss), noninterest income (loss), noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net interest income (GAAP)	$128,649	$141,588	$258,549	$279,897
Add:
Tax-equivalent adjustment (non-GAAP)	4,553	3,877	9,036	8,322
Fully-taxable equivalent net interest income (non-GAAP)	133,202	145,465	267,585	288,219
Noninterest income (loss) (GAAP)	25,348	26,204	53,040	(283,649)
Less:
Income from investments held in rabbi trusts	1,761	3,002	6,079	5,859
Losses on sales of securities available for sale, net	(7,557)	—	(7,557)	(333,170)
Losses on sales of other assets	(2)	—	(2)	(5)
Noninterest income on an operating basis (non-GAAP)	31,146	23,202	54,520	43,667
Noninterest expense (GAAP)	$109,869	$99,934	$211,071	$195,825
Less:
Rabbi trust employee benefit expense	930	1,314	2,676	2,588
Merger and acquisition expenses	3,684	—	5,500	—
Noninterest expense on an operating basis (non- GAAP)	$105,255	$98,620	$202,895	$193,237
Total revenue (loss) from continuing operations (GAAP)	$153,997	$167,792	$311,589	$(3,752)
Total operating revenue (non-GAAP)	$164,348	$168,667	$322,105	$331,886
Ratios:
Efficiency ratio (GAAP)	71.34%	59.56%	67.74%	(5,219.22)%
Operating efficiency ratio (non-GAAP)	64.04%	58.47%	62.99%	58.22%
The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of June 30,	As of December 31,
	2024	2023
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$2,967,473	$2,974,855
Less: Goodwill and other intangibles	565,196	566,205
Tangible shareholders’ equity (non-GAAP)	2,402,277	2,408,650
Tangible assets:
Total assets (GAAP)	21,044,169	21,133,278
Less: Goodwill and other intangibles	565,196	566,205
Tangible assets (non-GAAP)	$20,478,973	$20,567,073
Shareholders’ equity to assets ratio (GAAP)	14.1%	14.1%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	11.7%	11.7%
Book value per share:
Common shares issued and outstanding	176,687,829	176,426,993
Book value per share (GAAP)	$16.80	$16.86
Tangible book value per share (non-GAAP)	$13.60	$13.65

The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income (loss) from continuing operations and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net income (loss) from continuing operations (GAAP)	$26,331	$44,419	$64,978	$(157,662)
Operating net income (non-GAAP) (1)	36,519	41,092	74,600	94,226
Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$2,928,101	$2,599,325	$2,949,430	$2,530,132
Less: Average goodwill and other intangibles (2)	565,523	659,825	565,775	660,307
Average tangible shareholders’ equity (non-GAAP)	2,362,578	1,939,500	2,383,655	1,869,825
Ratios:
Return (loss) on average total shareholders’ equity (GAAP) (3)	3.62%	6.85%	4.43%	(12.57)%
Return (loss) on average tangible shareholders’ equity (non-GAAP) (3)	4.48%	9.19%	5.48%	(17.00)%
Operating return on average tangible shareholders’ equity (non-GAAP) (3)	6.22%	8.50%	6.29%	10.16%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income (loss) from continuing operations.
(2)Includes goodwill and other intangibles included in assets of discontinued operations within the Company’s Consolidated Balance Sheets for the three and six months ended June 30, 2023.
(3)Presented on an annualized basis.
Financial Position
Summary of Financial Position

	As of June 30, 2024	As of December 31, 2023	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$750,848	$693,076	$57,772	8.3%
Securities available for sale	4,097,842	4,407,521	(309,679)	(7.0)%
Securities held to maturity	436,712	449,721	(13,009)	(2.9)%
Loans, net of allowance for loan losses	13,953,773	13,799,367	154,406	1.1%
Federal Home Loan Bank stock	5,879	5,904	(25)	(0.4)%
Goodwill and other intangible assets	565,196	566,205	(1,009)	(0.2)%
Deposits	17,537,809	17,596,217	(58,408)	(0.3)%
Borrowed funds	48,940	48,216	724	1.5%
Cash and cash equivalents
Total cash and cash equivalents increased by $57.8 million, or 8.3%, to $750.8 million at June 30, 2024 from $693.1 million at December 31, 2023. This increase was primarily due to proceeds from maturities and principal paydowns of AFS and HTM securities of $186.8 million and proceeds from the sale of AFS securities of $85.2 million. Partially offsetting this increase was an increase in gross loans of $172.1 million during the six months ended June 30, 2024 and a net decrease in deposits of $58.4 million during the six months ended June 30, 2024. For further discussion of the change in securities, deposits, and loans, refer to the later “Securities,” “Loans,” and “Deposits,” sections in this Item 2.

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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of June 30, 2024	As of December 31, 2023
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,597,550	$2,780,638
Government-sponsored commercial mortgage-backed securities	1,090,894	1,124,376
U.S. Agency bonds	130,238	216,011
U.S. Treasury securities	95,554	95,152
State and municipal bonds and obligations	183,606	191,344
Total available for sale securities, at fair value	4,097,842	4,407,521
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	243,919	254,752
Government-sponsored commercial mortgage-backed securities	192,793	194,969
Total held to maturity securities, at amortized cost	436,712	449,721
Total	$4,534,554	$4,857,242
Our securities portfolio decreased $0.3 billion, or 6.6%, to $4.5 billion at June 30, 2024 from $4.9 billion at December 31, 2023. This decrease was primarily due to maturities and principal paydowns of AFS and HTM securities of $186.8 million and sales of AFS securities of $85.2 million.
We did not have trading investments at June 30, 2024 or December 31, 2023.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $183.4 million at June 30, 2024 compared to $191.1 million at December 31, 2023.

Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both June 30, 2024 and December 31, 2023, we had no securities categorized as Level 3 within the fair value hierarchy.
The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended June 30, 2024 and December 31, 2023. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of June 30, 2024 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.38%	1.70%	1.58%	1.59%
Government-sponsored commercial mortgage-backed securities	—	1.66	1.54	1.95	1.79
U.S. Agency bonds	—	1.41	—	—	1.41
U.S. Treasury securities	2.89	1.57	—	—	1.96
State and municipal bonds and obligations	2.30	2.63	3.51	4.11	3.69
Total available for sale securities	2.83%	1.68%	1.88%	1.72%	1.73%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.37	—	2.22
Total held to maturity securities	—%	2.16%	2.37%	2.87%	2.59%
Total	2.83%	1.76%	1.96%	1.79%	1.80%

	Securities Maturing as of December 31, 2023 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.35%	1.90%	1.59%	1.60%
Government-sponsored commercial mortgage-backed securities	—	1.92	1.40	1.95	1.79
U.S. Agency bonds	—	1.35	—	—	1.35
U.S. Treasury securities	—	1.96	—	—	1.96
State and municipal bonds and obligations	1.33	2.41	3.34	4.09	3.66
Total available for sale securities	1.33%	1.76%	1.62%	1.73%	1.72%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	2.18	2.25	—	2.22
Total held to maturity securities	—%	2.18%	2.25%	2.87%	2.59%
Total	1.33%	1.81%	1.75%	1.79%	1.79%
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
Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

	As of June 30, 2024	As of December 31, 2023
	(In thousands)
Commercial and industrial	$3,084,186	$3,034,068
Commercial real estate	5,440,411	5,457,349
Commercial construction	447,157	386,999
Business banking	1,108,163	1,085,763
Residential real estate	2,562,808	2,565,485
Consumer home equity	1,254,105	1,208,231
Other consumer	248,690	235,533
Total loans	14,145,520	13,973,428
Allowance for loan losses	(156,146)	(148,993)
Unamortized premiums, net of unearned discounts and deferred fees	(35,601)	(25,068)
Total loans receivable, net	$13,953,773	$13,799,367
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $172.1 million, or 1.2%, to $14.1 billion at June 30, 2024 from $14.0 billion at December 31, 2023. The increase was primarily due to increases in our commercial construction and commercial and industrial portfolio balances.
•Our commercial construction portfolio increased by $60.2 million, or 15.5%, from December 31, 2023 to June 30, 2024 which was primarily due to draws by borrowers on previously originated construction commitments and new construction loan originations during the six months ended June 30, 2024.
•Our commercial and industrial portfolio increased by $50.1 million, or 1.7%, from December 31, 2023 to June 30, 2024 which was primarily due to new loan originations within the commercial and industrial portfolio during the six months ended June 30, 2024.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and it is concentrated in the New England geographical area, with 82.8% of our commercial loans in Massachusetts and New Hampshire as of June 30, 2024.
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
Special mention, substandard and doubtful loans totaled 6.4% and 4.1% of total commercial loans outstanding at June 30, 2024 and December 31, 2023, respectively. This increase was driven by several risk rating downgrades of loans in the commercial real estate and commercial and industrial portfolios.

Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio decreased to 0.35% at June 30, 2024, compared to 0.41% at December 31, 2023.
The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	June 30, 2024	December 31, 2023
Portfolio
Commercial and industrial	—%	0.13%
Commercial real estate	—%	—%
Commercial construction	—%	—%
Business banking	0.50%	0.58%
Residential real estate	1.07%	1.11%
Consumer home equity	1.24%	1.43%
Other consumer	0.29%	0.46%
Total	0.35%	0.41%
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
NPLs decreased $12.8 million, or 24.3%, to $39.8 million at June 30, 2024 from $52.6 million at December 31, 2023. NPLs as a percentage of total loans decreased to 0.28% at June 30, 2024 from 0.38% at December 31, 2023. Refer to the later “Allowance for Loan Losses” section in this Item 2 for a discussion of the change in non-accrual loans which comprise our NPLs as of June 30, 2024 and December 31, 2023.
The total amount of interest recorded on NPLs during both the six months ended June 30, 2024 and 2023 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $1.6 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. The aggregate amortized cost balance as of June 30, 2024 of loans modified during the three and six months ended June 30, 2024 which were determined to be modifications to borrowers experiencing financial difficulty was $22.8 million and $23.7 million, respectively, which included three commercial real estate loans collateralized by properties in our office risk segment. The aggregate amortized cost balance as of June 30, 2023 of loans modified during the three and six months ended June 30, 2023 which were determined to be modifications to borrowers experiencing financial difficulty was $2.4 million and $4.6 million, respectively.
As of June 30, 2024, there were two loans with an aggregate balance of $0.1 million that had been modified to borrowers experiencing financial difficulty during the during the twelve-month period then ended which had subsequently defaulted during the six months ended June 30, 2024. As of June 30, 2023, there were no loans that had been modified to borrowers experiencing financial difficulty during the six-month period then ended which had subsequently defaulted during the six months ended June 30, 2023.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the acquisition date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the acquisition date. As of June 30, 2024 and December 31, 2023, the carrying amount of PCD loans was $47.6 million and $49.1 million, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit the potential to be unable to comply in the future with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $247.5 million, or 66.2%, to $621.2 million at June 30, 2024 from $373.7 million at December 31, 2023. These loans as a percentage of total loans increased to 4.4% at June 30, 2024 from 2.7% at December 31, 2023. The increase in potential problem loans from December 31, 2023 to June 30, 2024 was primarily due to the downgrade of certain commercial real estate and commercial and industrial loans during the six months ended June 30, 2024, including certain commercial real estate loans collateralized by properties in the office risk segment. Refer to the below “Commercial Real Estate Office Exposure” section of this Item 2 for additional information.
Commercial Real Estate Office Exposure. Our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, and mixed-use properties where rental income is primarily from office space) totaled $793.4 million and $818.9 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 89.2% of the total recorded investment balance of office-related CRE loans are located, and approximately 18.5% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as rising interest rates, reduced occupancy as a result of the increase in hybrid work arrangements post-COVID, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of June 30, 2024, two of these loans, which had a total recorded investment balance of $23.3 million, were on non-accrual status, one of which transitioned to non-accrual status during the six months ended June 30, 2024. We recorded a partial charge-off of $7.3 million of the commercial real estate loan which transitioned to non-accrual during the six months ended June 30, 2024. As of December 31, 2023, two of these loans were on non-accrual status and had a total recorded investment balance of $14.0 million.
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	June 30, 2024	December 31, 2023
	(In thousands)
Commercial real estate
Pass	$628,032	$683,545
Special mention	8,967	—
Substandard	109,580	104,962
Doubtful	23,257	13,969
Total commercial real estate	$769,836	$802,476
Commercial construction
Pass	$—	$15,986
Special mention	484	454
Substandard	23,046	—
Doubtful	—	—
Total commercial construction	$23,530	$16,440
Total	$793,366	$818,916
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	June 30, 2024	December 31, 2023
	(In thousands)
Commercial real estate
Office	$406,025	$425,682
Medical office	113,028	113,110
Mixed-use	250,783	263,684
Total commercial real estate	$769,836	$802,476
Commercial construction
Office	$484	$454
Medical office	23,046	14,961
Mixed-use	—	1,025
Total commercial construction	$23,530	$16,440
Total	$793,366	$818,916
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
The allowance for loan losses increased by $7.2 million, or 4.8%, to $156.1 million, or 1.11% of total loans, at June 30, 2024 from $149.0 million, or 1.07% of total loans at December 31, 2023. The increase in the allowance for loan losses was primarily the result of a $7.3 million partial charge-off of a commercial real estate loan collateralized by a property in the office risk segment which transitioned to non-accrual status during the first quarter of 2024 and had not been previously reserved for on a specific reserve basis and due to an increase in specific reserves for commercial real estate loans collateralized by a property in the office risk segment.
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets. Our reserve for unfunded lending commitments decreased by $2.5 million, or 17.7%, to $11.6 million at June 30, 2024 from $14.1 million at December 31, 2023. The decrease was primarily due to lower reserve rates and unfunded balances within the commercial construction portfolio, which were attributable to an improved economic forecast and draws by borrowers which served to reduce unfunded balances. The decrease in our reserve for unfunded lending commitments contributed to a decrease in our other non-interest expense during the six months ended June 30, 2024.
For additional discussion of the change in allowance for loan losses, refer to the later “Provision for Loan Losses,” included in the “Results of Operations” section within this Item 2.

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(56)	$(26)	$(81)	$(165)
Commercial real estate	(2,011)	(2)	5,107	(6)
Commercial construction	—	—	—	—
Business banking	803	50	495	(88)
Residential real estate	(27)	(18)	(48)	(33)
Consumer home equity	(59)	—	(57)	6
Other consumer	520	480	1,008	925
Total net loan (recoveries) charge-offs	$(830)	$484	$6,424	$639
Average loans:
Commercial and industrial	$3,111,817	$3,274,462	$3,094,739	$3,231,236
Commercial real estate	5,547,859	5,318,945	5,565,085	5,294,871
Commercial construction	426,808	351,942	394,115	343,506
Business banking	1,017,190	975,259	1,010,047	973,738
Residential real estate	2,563,126	2,512,673	2,566,223	2,511,004
Consumer home equity	1,241,324	1,175,054	1,227,759	1,172,404
Other consumer	205,219	194,957	205,559	191,940
Average total loans (1)	$14,113,343	$13,803,292	$14,063,527	$13,718,699
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.00%	0.00%	0.00%	(0.01)%
Commercial real estate	(0.04)	0.00	0.09	0.00
Commercial construction	—	—	—	—
Business banking	0.08	0.01	0.05	(0.01)
Residential real estate	0.00	0.00	0.00	0.00
Consumer home equity	0.00	—	0.00	0.00
Other consumer	0.25	0.25	0.49	0.48
Total net (recoveries) charge-offs to average loans outstanding during the period:	(0.01)%	0.01%	0.05%	0.01%
Total loans	$14,109,919	$13,946,676	$14,109,919	$13,946,676
Total non-accrual loans	$39,771	$30,558	$39,771	$30,558
Allowance for loan losses	$156,146	$147,955	$156,146	$147,955
Allowance for loan losses as a percent of total loans	1.11%	1.06%	1.11%	1.06%
Non-accrual loans as a percent of total loans	0.28%	0.22%	0.28%	0.22%
Allowance for loan losses as a percent of non-accrual loans	392.61%	484.18%	392.61%	484.18%
(1)Average loan balances exclude loans held for sale

Non-accrual loans increased $9.2 million, or 30.1%, to $39.8 million at June 30, 2024 from $30.6 million at June 30, 2023, primarily due to an increase in commercial real estate non-accrual loans of $23.3 million and was partially offset by a decrease in commercial and industrial non-accrual loans of $8.1 million. Non-accrual commercial real estate loans increased due to several loans, which are collateralized by properties in the office risk segment, transitioning to non-accrual status subsequent to June 30, 2023, one of which transitioned to non-accrual status during the six months ended June 30, 2024 and is collateralized by real estate in the office risk segment. As of June 30, 2024, we had two non-accrual commercial real estate loans. For additional information regarding the credit quality of our loans, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of June 30, 2024			As of December 31, 2023
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$28,916	18.52%	21.77%	$26,959	18.09%	21.71%
Commercial real estate	69,079	44.24%	38.54%	65,475	43.95%	39.05%
Commercial construction	6,388	4.09%	3.16%	6,666	4.47%	2.77%
Business banking	16,748	10.73%	7.87%	14,913	10.01%	7.77%
Residential real estate	25,829	16.54%	18.27%	25,954	17.42%	18.36%
Consumer home equity	5,781	3.70%	8.91%	5,595	3.76%	8.65%
Other consumer	3,405	2.18%	1.49%	3,431	2.30%	1.69%
Total	$156,146	100.00%	100.00%	$148,993	100.00%	100.00%
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
We held an investment in the FHLBB of $5.9 million at both June 30, 2024 and December 31, 2023. The amount of stock we are required to purchase is proportional to our FHLB borrowings and level of total assets.
Goodwill and other intangible assets

The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below:

	June 30, 2024	December 31, 2023
	(In thousands)
Balances not subject to amortization
Goodwill	$557,635	$557,635
Balances subject to amortization
Core deposit intangible	7,561	8,570
Total goodwill and other intangible assets	$565,196	$566,205
The balance of our goodwill and core deposit intangible asset was $565.2 million and $566.2 million at June 30, 2024 and December 31, 2023, respectively. We did not record any impairment to our goodwill or core deposit intangible asset during the six months ended June 30, 2024.
Deposits
Deposits originating within the markets we serve continue to be our primary source of funding our earning assets. Historically, we have been able to compete effectively for deposits in our primary market areas. The distribution and market share of deposits by type of deposit and y type of depositor are important considerations in our assessment of the stability of our funding sources and our access to additional funds. Furthermore, we shift the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize net interest margin.
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of June 30, 2024	As of December 31, 2023	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$4,808,938	$5,162,218	$(353,280)	(6.8)%
Interest checking	3,532,811	3,737,361	(204,550)	(5.5)%
Savings	1,238,009	1,323,126	(85,117)	(6.4)%
Money market investments	5,014,900	4,664,475	350,425	7.5%
Certificate of deposits	2,943,151	2,709,037	234,114	8.6%
Total deposits	$17,537,809	$17,596,217	$(58,408)	(0.3)%
Deposits decreased by $0.1 billion, or 0.3%, to $17.5 billion at June 30, 2024 from $17.6 billion at December 31, 2023. This decrease was primarily driven by an early termination of an omnibus deposit contract which totaled $100.0 million and which contributed to the decrease in interest checking deposits at June 30, 2024 from December 31, 2023. Further, the remaining decrease in interest checking and in demand deposits was more-than-offset by an increase in money market investment deposits and certificates of deposit. These changes reflect a continued shift in deposit mix from non-interest-bearing deposit accounts to interest-bearing deposit accounts during the six months ended June 30, 2024 and was due primarily to increases in rates paid on money market investment deposits and certificates of deposit, which attracted depositors to such products.
The Bank’s estimate of total uninsured deposits was $7.9 billion and $8.0 billion at June 30, 2024 and December 31, 2023, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $5.4 billion and $5.5 billion at June 30, 2024 and December 31, 2023, respectively.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Six Months Ended June 30, 2024		For the Year Ended December 31, 2023
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$4,916,290	—%	$5,404,208	—%
Interest checking	3,742,251	0.91%	4,070,585	0.60%
Savings	1,278,466	0.01%	1,515,713	0.01%
Money market investments	4,858,917	2.67%	4,918,343	2.11%
Certificate of deposits	2,859,145	4.88%	2,303,520	4.24%
Total deposits	$17,655,069	1.72%	$18,212,369	1.24%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of June 30, 2024	As of December 31, 2023
Maturing in	(In thousands)
Three months or less	$118,806	$278,281
Over three months through six months	445,310	262,761
Over six months through 12 months	352,221	316,408
Over 12 months	635	10,146
Total	$916,972	$867,596
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity. The following table sets forth the balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of June 30, 2024	As of December 31, 2023	Amount ($)	Percentage (%)
	(In thousands)
Escrow deposits of borrowers	$20,155	$21,978	$(1,823)	(8.3)%
Interest rate swap collateral funds	11,370	8,500	2,870	33.8%
FHLB advances	17,415	17,738	(323)	(1.8)%
Total	$48,940	$48,216	$724	1.5%
Our total borrowings increased by $0.7 million to $48.9 million at June 30, 2024 compared to $48.2 million at December 31, 2023. The increase was primarily due to increased balances of interest rate swap collateral funds. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.
Results of Operations
The information presented within this section excludes discontinued operations with respect to information related to the three and six months ended June 30, 2023. Refer to Note 15, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q for further discussion regarding discontinued operations.
Summary of Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2024	2023	Amount ($)	Percentage	2024	2023	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$207,376	$201,765	$5,611	2.8%	$409,987	$390,645	$19,342	5.0%
Interest expense	78,727	60,177	18,550	30.8%	151,438	110,748	40,690	36.7%
Net interest income	128,649	141,588	(12,939)	(9.1)%	258,549	279,897	(21,348)	(7.6)%
Provision for allowance for loan losses	6,126	7,501	(1,375)	(18.3)%	13,577	7,526	6,051	80.4%
Noninterest income (loss)	25,348	26,204	(856)	(3.3)%	53,040	(283,649)	336,689	(118.7)%
Noninterest expense	109,869	99,934	9,935	9.9%	211,071	195,825	15,246	7.8%
Income tax expense (benefit)	11,671	15,938	(4,267)	(26.8)%	21,963	(49,441)	71,404	(144.4)%
Net income (loss)	26,331	44,419	(18,088)	(40.7)%	64,978	(157,662)	222,640	(141.2)%
Comparison of the three and six months ended June 30, 2024 and 2023
Interest and Dividend Income
Interest and dividend income increased by $5.6 million, or 2.8%, to $207.4 million during the three months ended June 30, 2024 from $201.8 million during the three months ended June 30, 2023. The increase was due to an increase in our yields and average balance of our loan portfolio. The overall yield on our loans increased 25 basis points during the three months ended June 30, 2024 in comparison to the three months ended June 30, 2023. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures. The average balance of our loan portfolio increased $0.3 billion, or 2.2%, to $14.1 billion during the three months ended June 30, 2024 from $13.8 billion during the three months ended June 30, 2023. Partially offsetting the increase in interest and dividend income was a decrease in the average balance and yield of our securities and other short-term investments. The average balance of our securities and other short-term investments decreased $0.8 billion, or 12.0%, to $6.2 billion for the three months ended June 30, 2024 from $7.1 billion for the three months ended June 30, 2023. The overall yield on our securities and other short-term investments decreased 6 basis points during the three months ended June 30, 2024 in comparison to the three months ended June 30, 2023.
•Interest income on loans increased $11.7 million, or 7.2%, to $172.5 million during the three months ended June 30, 2024 from $160.9 million during the three months ended June 30, 2023. The increase in interest income on our loans was due to an increase in our yields and an increase in the average balance of our loan portfolio. The overall yield on our loans increased 25 basis points during the three months ended June 30, 2024 in comparison to the three months ended June 30, 2023. The increase in yield was primarily due to increases in market rates of interest which resulted in increased yields on variable rate loans which repriced, and new loans originated at higher rates of interest. The average balance of our loan portfolio increased $0.3 billion, or 2.2%, to $14.1 billion during the three months ended June 30, 2024 from $13.8 billion during the three months ended June 30, 2023.
•Interest income on securities and other short-term investments decreased by $6.0 million, or 14.8%, to $34.9 million during the three months ended June 30, 2024 from $40.9 million during the three months ended June 30, 2023. The decrease was primarily driven by a decrease in the average balance of our securities and other short-term investments, which decreased $0.8 billion, or 12.0%, to $6.2 billion for the three months ended June 30, 2024 from $7.1 billion for the three months ended June 30, 2023, which was primarily due to our sales of AFS securities in May 2024 and maturities and principal paydowns on AFS and HTM securities. Also contributing to the decrease in interest income on securities and other short-term investments was a decrease in our combined yield on our securities and other short-term investments, which decreased 6 basis points during the three months ended June 30, 2024 in comparison to the three months ended June 30, 2023 due to a shift in investment mix primarily driven by a reduction in other short-term investments.
Interest and dividend income increased by $19.3 million, or 5.0%, to $410.0 million during the six months ended June 30, 2024 from $390.6 million during the six months ended June 30, 2023. The increase was primarily the result of an overall increase in the yield on average interest-earning assets which increased by 39 basis points compared to the six months ended June 30, 2023. Partially offsetting the impact of increased yields was a decrease in the average balance of securities and other short-term investments which decreased by $1.4 billion, or 18.6%, to $6.2 billion during the six months ended June 30, 2024 compared to $7.6 billion during the six months ended June 30, 2023.

•Interest income on loans increased $28.1 million, or 8.9%, to $342.5 million during the six months ended June 30, 2024 from $314.4 million during the six months ended June 30, 2023. The increase in interest income on our loans was due to an increase in our yields and an increase in the average balance of our loan portfolio. The overall yield on our loans increased 29 basis points during the six months ended June 30, 2024 in comparison to the six months ended June 30, 2023. The increase in yield was primarily due to increases in market rates of interest which resulted in increased yields on variable rate loans which repriced and new loans originated at higher rates of interest.
•Interest income on securities and other short-term investments decreased by $8.8 million, or 11.5%, to $67.5 million during the six months ended June 30, 2024 from $76.2 million during the six months ended June 30, 2023. The decrease was primarily driven by a decrease in the average balance of our securities and other short-term investments, which decreased $1.4 billion, or 18.6%, to $6.2 billion for the six months ended June 30, 2024 from $7.6 billion for the six months ended June 30, 2023, which was primarily due to our sales of AFS securities in May 2024 and maturities and principal paydowns on AFS and HTM securities. Partially offsetting the decrease in the average balance of our securities and other short-term investments, and contributing to the overall increase in interest income during the six months ended June 30, 2024, was an increase in our yield on our securities and other short-term investments which increased 18 basis points during the six months ended June 30, 2024 in comparison to the six months ended June 30, 2023 primarily due to an increase in the rate paid on our cash held at the Federal Reserve Bank of Boston from an average of 4.82% during the six months ended June 30, 2023 to an average of 5.40% during the six months ended June 30, 2024.
Interest Expense
During the three and six months ended June 30, 2024, interest expense increased $18.6 million and $40.7 million, respectively, to $78.7 million and $151.4 million, respectively, from $60.2 million and $110.7 million during the three and six months ended June 30, 2023, respectively. These increases were primarily attributable to an increase in deposit interest expense partially offset by a decrease in borrowings interest expense.
During the three months ended June 30, 2024, interest expense on our interest-bearing deposits increased by $22.3 million to $78.5 million from $56.1 million during the three months ended June 30, 2023. This increase was due to an increase in the rates paid on deposits. Rates paid on deposits increased by 74 basis points to 2.45% during the three months ended June 30, 2024 from 1.71% during the three months ended June 30, 2023. This was primarily due to our increasing overall deposit rates paid in response to an increase in market rates of interest and heightened industry-wide competition for deposits. Partially offsetting the impact of the increase in rates paid on deposits was a decrease in the average balance of interest-bearing deposits for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. During the three months ended June 30, 2024, the average interest-bearing deposits balance decreased by $0.3 billion to $12.9 billion from $13.2 billion during the three months ended June 30, 2023 primarily as a result of a decrease in the average balance of brokered certificates of deposit. The average balance of brokered certificates of deposit decreased by $0.8 billion during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Interest expense related to our borrowings decreased by $3.8 million to $0.3 million during three months ended June 30, 2024 from $4.0 million during the three months ended June 30, 2023. The decrease in borrowings interest expense during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to a decrease in our utilization of our FHLB borrowing capacity. Our utilization of FHLBB borrowings was greater during the three months ended June 30, 2023 compared to the three months ended June 30, 2024 as we had bolstered our on-balance sheet liquidity in response to the bank failures in the first quarter of 2023. In addition, during the four quarter of 2023, we paid down our FHLB advances primarily with the proceeds from the sale of our insurance agency business, which also occurred in the fourth quarter of 2023. Both of these factors resulted in a reduced average balance of borrowings during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
During the six months ended June 30, 2024, interest expense on our interest-bearing deposits increased by $51.9 million to $150.9 million from $99.1 million during the six months ended June 30, 2023. This increase was due to an increase in the rates paid on deposits. Rates paid on deposits increased by 86 basis points to 2.38% during the six months ended June 30, 2024 from 1.52% during the six months ended June 30, 2023. This was primarily due to our increasing overall deposit rates paid in response to an increase in market rates of interest and heightened industry-wide competition for deposits. Partially offsetting the impact of the increase in rates paid on deposits was a decrease in the average balance of interest-bearing deposits for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. During the six months ended June 30, 2024, the average balance of our interest-bearing deposits decreased by $0.4 billion to $12.7 billion from $13.1 billion during the six months ended June 30, 2023 primarily as a result of a decrease in the average balance of brokered deposits. The average balance of brokered certificates of deposit decreased to $4.1 million during the six months ended June 30, 2024 from $773.6 million during the six months ended June 30, 2023.
Interest expense related to our borrowings decreased by $11.2 million to $0.5 million during the six months ended June 30, 2024 from $11.7 million during the six months ended June 30, 2023. The decrease in borrowings interest expense during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to a decrease in our utilization of our FHLB borrowing capacity. Our utilization of FHLBB borrowings was greater during the six months ended June 30, 2023 compared to the six months ended June 30, 2024 as we had bolstered our on-balance sheet liquidity in response to the bank failures in the first quarter of 2023. In addition, during the four quarter of 2023, we paid down our FHLB advances primarily with the proceeds from the sale of our insurance agency business, which occurred in the fourth quarter of 2023. Both of these factors resulted in a reduced average balance of borrowings during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Net Interest Income
Net interest income decreased by $12.9 million, or 9.1%, to $128.6 million during the three months ended June 30, 2024 from $141.6 million for the three months ended June 30, 2023. Net interest income decreased due to a decrease in our net interest margin, which decreased 16 basis points during the three months ended June 30, 2024 to 2.64% from 2.80% during the three months ended June 30, 2023.
Net interest income decreased by $21.3 million, or 7.6%, to $258.5 million during the six months ended June 30, 2024 from $279.9 million for the six months ended June 30, 2023. Net interest income decreased due to a decrease in the average balance of net interest-earning assets of $0.2 billion, or 3.1%, to $7.5 billion during the six months ended June 30, 2024 from $7.7 billion during the six months ended June 30, 2023.
The following chart shows our net interest margin over the past five quarters:

Net Interest Margin ("NIM")
2.85%
2.80%
2.75%
2.70%
2.65%
2.60%
2023 Q2
2023 Q3
2023 Q4
2024 Q1
2024 Q2
NIM

Net interest margin is determined by dividing FTE net interest income by average total interest-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using marginal tax rates of 21.7% for both the three and six months ended June 30, 2024, and 21.8% and 21.7% for the three and six months ended June 30, 2023, respectively.
Net interest margin decreased 16 basis points during the three months ended June 30, 2024 to 2.64% from 2.80% during the three months ended June 30, 2023. The decrease in net interest margin for the three months ended June 30, 2024 from the three months ended June 30, 2023 was primarily due to an increase in the average cost of our interest-earning liabilities which exceeded the increase in our average yield on interest-earning assets.

Net interest margin decreased 7 basis points to 2.66% during the six months ended June 30, 2024 from 2.73% during the six months ended June 30, 2023. The decrease in net interest margin for the six months ended June 30, 2024 from the six months ended June 30, 2023 was primarily due to an increase in the average cost of our interest-earning liabilities which exceeded the increase in our average yield on interest-earning assets.
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
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$2,563,646	$24,313	3.81%	$2,513,941	$21,992	3.51%
Commercial	10,103,674	128,402	5.11%	9,920,608	121,319	4.91%
Consumer	1,446,543	23,960	6.66%	1,370,011	21,045	6.16%
Total loans	14,113,863	176,675	5.03%	13,804,560	164,356	4.78%
Non-taxable investment securities	197,450	1,831	3.73%	197,744	1,817	3.69%
Taxable investment securities	5,231,133	22,724	1.75%	5,687,801	24,618	1.74%
Other short-term investments	787,387	10,699	5.47%	1,174,964	14,851	5.07%
Total interest-earning assets	$20,329,833	$211,929	4.19%	$20,865,069	$205,642	3.95%
Non-interest-earning assets	912,302			1,084,413
Total assets	$21,242,135			$21,949,482
Interest-bearing liabilities:
Deposits:
Savings account	$1,259,573	$42	0.01%	$1,552,702	$47	0.01%
Interest checking account	3,739,590	8,827	0.95%	4,270,945	6,141	0.58%
Money market investment	4,975,843	34,022	2.75%	5,064,469	26,611	2.11%
Time account	2,933,160	35,582	4.88%	2,275,844	23,347	4.11%
Total interest-bearing deposits	12,908,166	78,473	2.45%	13,163,960	56,146	1.71%
Borrowings	49,536	254	2.06%	348,597	4,031	4.64%
Total interest-bearing liabilities	$12,957,702	$78,727	2.44%	$13,512,557	$60,177	1.79%
Demand accounts	4,843,336			5,332,045
Other noninterest-bearing liabilities	512,996			505,555
Total liabilities	18,314,034			19,350,157
Shareholders’ equity	2,928,101			2,599,325
Total liabilities and shareholders’ equity	$21,242,135			$21,949,482
Net interest income – FTE		$133,202			$145,465
Net interest rate spread (2)			1.75%			2.16%
Net interest-earning assets (3)	$7,372,131			$7,352,512
Net interest margin – FTE (4)			2.64%			2.80%
Average interest-earning assets to interest-bearing liabilities	156.89%			154.41%
Return on average assets (5)(6)	0.50%			0.89%
Return on average equity (5)(7)	3.62%			7.51%
Noninterest expense to average assets (8)	2.08%			2.22%
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
(5)Presented on an annualized basis.
(6)Represents net income, including net income from discontinued operations, divided by average total assets.
(7)Represents net income, including net income from discontinued operations, divided by average equity.
(8)Includes noninterest expenses included in results of discontinued operations. Refer to Note 15, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for such amounts.

	As of and for the six months ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential	$2,567,225	$48,307	3.78%	$2,513,679	$43,605	3.50%
Commercial	10,063,985	255,243	5.10%	9,843,351	237,248	4.86%
Consumer	1,433,317	47,198	6.62%	1,364,345	41,105	6.08%
Total loans	14,064,527	350,748	5.02%	13,721,375	321,958	4.73%
Non-taxable investment securities	197,458	3,659	3.73%	197,755	3,634	3.71%
Taxable investment securities	5,304,117	46,097	1.75%	6,582,380	53,260	1.63%
Other short-term investments	681,963	18,519	5.46%	814,257	20,115	4.98%
Total interest-earning assets	$20,248,065	$419,023	4.16%	$21,315,767	$398,967	3.77%
Non-interest-earning assets	931,849			912,120
Total assets	$21,179,914			$22,227,887
Interest-bearing liabilities:
Deposits:
Savings account	$1,278,466	$83	0.01%	$1,636,457	$129	0.02%
Interest checking account	3,742,251	17,014	0.91%	4,316,981	10,853	0.51%
Money market investment	4,858,917	64,517	2.67%	5,052,467	46,916	1.87%
Time account	2,859,145	69,317	4.88%	2,104,802	41,181	3.95%
Total interest-bearing deposits	12,738,779	150,931	2.38%	13,110,707	99,079	1.52%
Borrowings	50,159	507	2.03%	510,925	11,669	4.61%
Total interest-bearing liabilities	$12,788,938	$151,438	2.38%	$13,621,632	$110,748	1.64%
Demand accounts	4,916,290			5,577,294
Other noninterest-bearing liabilities	525,256			498,829
Total liabilities	18,230,484			19,697,755
Shareholders’ equity	2,949,430			2,530,132
Total liabilities and shareholders’ equity	$21,179,914			$22,227,887
Net interest income – FTE		$267,585			$288,219
Net interest rate spread (2)			1.78%			2.13%
Net interest-earning assets (3)	$7,459,127			$7,694,135
Net interest margin – FTE (4)			2.66%			2.73%
Average interest-earning assets to interest-bearing liabilities	158.32%			156.48%
(Loss) return on average assets (5)(6)	0.62%			(1.32)%
(Loss) return on average equity (5)(7)	4.43%			(11.59)%
Noninterest expense to average assets (8)	2.00%			2.16%
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
2023 Q2
2023 Q3
2023 Q4
2024 Q1
2024 Q2
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded a provision for allowance for loan losses of $6.1 million for the three months ended June 30, 2024, compared to a provision of $7.5 million for the three months ended June 30, 2023 and a provision for allowance for loan losses of $13.6 million for the six months ended June 30, 2024 compared to a provision of $7.5 million for the six months ended June 30, 2023. Management determined a provision to be necessary for the three months ended June 30, 2024 primarily due to an increase in specific reserves on commercial real estate office loans during the three months ended June 30, 2024. The provision recorded for the six months ended June 30, 2024 was the combined effect of an increase in specific reserves on commercial real estate office loans recorded during the six months ended June 30, 2024 and a partial charge-off of $7.3 million recorded in the first quarter of 2024 of a commercial real estate investment loan which transitioned to non-accrual status during the first quarter of 2024 and had not been previously reserved for on a specific reserve basis.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Management’s estimate of our allowance for loan losses as of June 30, 2024 and the provision for allowance for loan losses for the three and six months ended June 30, 2024, was supported, in part, by Oxford Economics’ June 2024 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will grow in the second half of 2024 and will start to slow in growth, but not stall, starting in 2025. This forecast reflects the impact of steady consumer spending and continued increases in U.S. gross domestic product (“GDP”). Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included a steady unemployment rate and a rise in U.S. GDP that is projected to remain steady through the second half of 2024 and into 2025. Further, the forecast assumed that the FOMC will decrease federal rates in September 2024 and December 2024. Although the core consumer price index declined slightly in June 2024 from the prior month, inflation is expected to remain above the FOMC’s 2% target through 2024 and therefore, no material reduction in federal rates was forecast. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience growth of GDP on an annual basis in 2024 of 1.7%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $14.7 million as of June 30, 2024. The upside scenario assumed GDP growth on an annual basis of 2.9%, along with sustained recovery. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $6.6 million as of June 30, 2024.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$7,930	$7,242	$688	9.5%	$15,438	$13,714	$1,724	12.6%
Trust and investment advisory fees	6,711	6,131	580	9.5%	13,255	11,901	1,354	11.4%
Debit card processing fees	3,522	3,513	9	0.3%	6,769	6,683	86	1.3%
Interest rate swap income	418	825	(407)	(49.3)%	1,085	417	668	160.2%
Income from investments held in rabbi trusts	1,761	3,002	(1,241)	(41.3)%	6,079	5,859	220	3.8%
Losses on sales of mortgage loans held for sale, net	(152)	(50)	(102)	204.0%	(210)	(124)	(86)	69.4%
Losses on sales of securities available for sale, net	(7,557)	—	(7,557)	100.0%	(7,557)	(333,170)	325,613	(97.7)%
Other	12,715	5,541	7,174	129.5%	18,181	11,071	7,110	64.2%
Total noninterest income (loss)	$25,348	$26,204	$(856)	(3.3)%	$53,040	$(283,649)	$336,689	(118.7)%
Noninterest income decreased $0.9 million, or 3.3%, to $25.3 million for the three months ended June 30, 2024 from $26.2 million for the three months ended June 30, 2023. This decrease was primarily due to a $7.6 million increase in losses on sales of securities available for sale and a $1.2 million decrease in income from investments held in rabbi trusts partially offset by a $7.2 million increase in other noninterest income.
•We recorded losses of $7.6 million on sales of securities available for sale, net, for the three months ended June 30, 2024. In May 2024, an early withdrawal of an omnibus deposit contract occurred which had a balance of $100.0 million at the time of the contract termination. Management made the decision to sell certain available for sale securities following the early termination in order to recoup liquidity. There were no sales of securities available for sale during the three months ended June 30, 2023.
•Income from investments held in rabbi trusts decreased primarily as a result of a less favorable mark-to-market adjustment on equity securities held in those accounts for the three months ended June 30, 2024 compared to the adjustment for the three months ended June 30, 2023.
•Other noninterest income increased primarily as a result of $7.8 million of fee income received as a result of the early withdrawal of an omnibus deposit contract which had a balance of $100.0 million, as described above.

Noninterest income increased $336.7 million, or 118.7%, to $53.0 million for the six months ended June 30, 2024 from a net loss of $283.6 million for the six months ended June 30, 2023. This increase was primarily due to a $325.6 million decrease in losses on sales of securities available for sale and a $7.1 million increase in other noninterest income.
•We recorded losses of $7.6 million and $333.2 million on sales of securities available for sale, net, for the six months ended June 30, 2024 and 2023, respectively. In May 2024, an early withdrawal of an omnibus deposit contract occurred which had a balance of $100.0 million at the time of the contract termination. Management made the decision to sell certain available for sale securities following the early termination in order to recoup liquidity. We recorded losses during the six months ended June 30, 2023 as management made the decision to sell certain available for sale securities in connection with a balance sheet repositioning in March 2023.
•Other noninterest income increased primarily as a result of $7.8 million of fee income received as a result of the early withdrawal of an omnibus deposit contract which had a balance of $100.0 million, as described above.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2024	2023	Amount	%	2024	2023	Amount	%
				(Dollars in thousands)
Salaries and employee benefits	$65,218	$62,183	$3,035	4.9%	$129,689	$124,366	$5,323	4.3%
Office occupancy and equipment	10,109	9,067	1,042	11.5%	19,293	18,156	1,137	6.3%
Data processing	17,990	12,814	5,176	40.4%	34,499	25,112	9,387	37.4%
Professional services	4,250	3,025	1,225	40.5%	7,762	6,152	1,610	26.2%
Marketing	1,910	2,111	(201)	(9.5)%	3,425	3,134	291	9.3%
FDIC insurance	4,508	3,034	1,474	48.6%	6,793	5,580	1,213	21.7%
Amortization of intangible assets	504	504	—	—%	1,008	795	213	26.8%
Other	5,380	7,196	(1,816)	(25.2)%	8,602	12,530	(3,928)	(31.3)%
Total noninterest expense	$109,869	$99,934	$9,935	9.9%	$211,071	$195,825	$15,246	7.8%

Noninterest expense increased by $9.9 million, or 9.9%, to $109.9 million during the three months ended June 30, 2024 from $99.9 million during the three months ended June 30, 2023. This increase was primarily due to a $5.2 million increase in data processing expenses, a $3.0 million increase in salary and employee benefits expenses, and a $1.5 million increase in FDIC insurance expense. These increases were partially offset by a $1.8 million decrease in other noninterest expenses.
•Data processing expenses increased during the three months ended June 30, 2024 compared to during the three months ended June 30, 2023, which were primarily driven by an increase in core data processing expense, which was primarily driven by merger and acquisition data processing expenses of $2.2 million incurred during the three months ended June 30, 2024 related to our merger with Cambridge, which closed in July 2024. Also contributing to the increase was an increase in software expenses, which were primarily driven by increases in customer relationship management and cybersecurity software expenses. The increase in these expenses was driven by efforts to improve our customer relationship management with current and potential customers, as well as improve our cybersecurity technology to better protect against cybersecurity threats.
•Salaries and employee benefits expenses increased primarily due to an increase in salaries and wages expense, an increase in other compensation expense, and an increase in outside clerical expense.
◦Salaries and wages expense increased $1.3 million primarily due to cost of living salary and wage increases and the addition of new employees.
◦Other compensation expense increased primarily due to an increase in severance pay for terminated employees and voluntary early retirements.

◦Outside clerical expense increased primarily due to the hiring of an outside vendor to assist with the conversion of our new online banking system which was launched in May 2024.
•FDIC insurance expense increased primarily due to an incremental increase to the FDIC’s special assessment, which we first accrued for during the fourth quarter of 2023. We received the FDIC's additional special assessment invoice in June 2024, which included an incremental assessment amount of $1.9 million, which we recorded during the three months ended June 30, 2024.
•Other noninterest expenses decreased primarily due to a $2.7 million decrease in the provision for credit losses on off-balance sheet exposures, which was primarily due to a reduction in the reserve rate for commercial construction unfunded commitments. For further discussion of the change in the provision for credit losses on off-balance sheet exposures, refer to the earlier discussion under “Allowance for Credit Losses,” included in the “Financial Position” section within this Item 2. Partially offsetting this decrease was a $0.7 million increase in post retirement bank owned life insurance expense which was primarily caused by a decrease in the discount rate used to determine the liability related to our split-dollar life insurance policies. This decrease in the discount rate resulted in an increase in the expense associated with such liabilities.
Noninterest expense increased by $15.2 million, or 7.8%, to $211.1 million during the six months ended June 30, 2024 from $195.8 million during the six months ended June 30, 2023. This increase was primarily due to a $9.4 million increase in data processing expenses, a $5.3 million increase in salary and employee benefits expenses, and a $1.6 million increase in professional services expense. These increases were partially offset by a $3.9 million decrease in other noninterest expenses.
•Data processing expenses increased during the six months ended June 30, 2024 compared to during the six months ended June 30, 2023, which were primarily due to an increase in software expenses, which were primarily driven by increases in customer relationship management and cybersecurity software expenses. The increase in these expenses was driven by efforts to improve our customer relationship management with current and potential customers, as well as improve our cybersecurity technology to better protect against cybersecurity threats. Also contributing to the increase in data processing expenses were $3.1 million in merger and acquisition expenses incurred during the six months ended June 30, 2024 related to our merger with Cambridge, which closed in July 2024.
•Salaries and employee benefits expenses increased primarily due to an increase in salaries and wages expense, an increase in the pension service cost, an increase in other compensation expense, and an increase in outside clerical expense. Partially offsetting these increases was an increase in loan origination fee expense reductions.
◦Salaries and wages expense increased $2.4 million primarily due to cost of living salary and wage increases and the addition of new employees.
◦Pension service costs increased primarily due to a change in the mix of employees which increased the present value of benefits based upon salary growth levels in comparison to the six months ended June 30, 2023.
◦Other compensation expense increased primarily due to an increase in severance pay and voluntary early retirements.
◦Outside clerical expense increased primarily due to the hiring of an outside vendor to assist with the conversion of our new online banking platform which was launched in May 2024.
◦Loan origination fee expense reductions increased primarily due to an increase in standard loan origination costs during the six months ended June 30, 2024.
•Professional services expenses increased primarily due to $1.7 million in merger and acquisition expenses incurred during the six months ended June 30, 2024 related to our merger with Cambridge, which closed in July 2024.
•Other noninterest expenses decreased primarily due to a $5.4 million decrease in the provision for credit losses on off-balance sheet exposures, which was caused by a reduction in reserve rates and balances in commercial construction unfunded commitments. For further discussion of the change in the provision for credit losses on off-balance sheet exposures, refer to the earlier discussion under “Allowance for Credit Losses,” included in the “Financial Position” section within this Item 2. Partially offsetting this decrease was a $1.5 million increase in post retirement bank owned life insurance expense which was primarily caused by a decrease in the discount rate used to determine the liability related to our split-dollar life insurance policies. This decrease in the discount rate resulted in an increase in the expense associated with such liabilities.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated and excludes income tax expense related to discontinued operations:
Tax Provision and Applicable Tax Rates

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Combined federal and state income tax (benefit) provision	$11,671	$15,938	$21,963	$(49,441)
Effective income tax rate	30.7%	26.4%	25.3%	23.9%
Blended statutory tax rate	27.7%	28.2%	27.7%	28.2%
Income tax expense decreased by $4.3 million to $11.7 million for the three months ended June 30, 2024 from $15.9 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in net income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Income tax expense increased by $71.4 million to $22.0 million for the six months ended June 30, 2024 from a benefit of $49.4 million for the six months ended June 30, 2023. The increase in income tax expense was primarily due to higher income before income tax expense, which increased from a net loss for the six months ended June 30, 2023 to net income for the six months ended June 30, 2024. The tax benefit for the six months ended June 30, 2023 was primarily due to a net loss during the six months ended June 30, 2023, which primarily resulted from losses realized on sales of available for sale securities during the six months ended June 30, 2023. In addition, during the first quarter of 2023, the Company liquidated MSSC, a wholly owned subsidiary, and transferred all of MSSC’s assets to Eastern Bank. In connection with the liquidation and subsequent transfer of securities previously held by MSSC to Eastern Bank, the Company recognized an additional deferred income tax benefit of $23.7 million during the first quarter of 2023. This deferred income tax benefit resulted from a state tax rate change applied to the deferred tax asset related to the securities transferred to Eastern Bank.
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
Policy limits are tested quarterly, and the results are reported to the Asset and Liability Management Committee (“ALCO”), which is a subset of management’s Enterprise Risk Management Committee (“ERMC”), and to the RMC. The RMC advises the Board of Directors with respect to the adequacy of capital allocated based on the level of risk as well as risk issues that could impact liquidity and/or capital adequacy. From time to time, we expect we will exceed policy limits, in which case we may seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. A remediation plan will be presented to the ALCO, ERMC and the RMC that carefully outlines the proposed corrective action.
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
Our asset-liability management strategy is devised and monitored by our ALCO in accordance with policies approved by the RMC. ALCO operates under a charter developed and approved by the ERMC. ALCO meets at least monthly, or more frequently as needed, to review, among other things, our sensitivity to interest rate changes, loan pricing and activity, investment activity and strategy, hedging strategies, deposit pricing and funding strategies with respect to overall balance sheet composition, as well as earnings simulations over multiple years. ALCO may meet more frequently if there are changes in the economic environment, such as rapid increases or decreases in interest rates due to or as a result of exogenous or unknown factors so that ALCO can make any necessary strategic adjustments to better manage interest rate risk. ALCO’s membership is comprised of executive management of the Company, and representatives from various lines of business are in regular attendance, including representation from Enterprise Risk Management (“ERM”). ALCO reports regularly to the RMC on these risks and objectives with independent oversight and reporting from our Financial and Model Risk Management group within ERM.
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

The tables below set forth, as of June 30, 2024 and December 31, 2023, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of June 30, 2024
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level	Policy Limit
	(Dollars in thousands)
400	$535,502	(7.1)%	(20.0)%
200	557,168	(3.3)%	(12.0)%
100	567,077	(1.6)%	(10.0)%
Flat	576,222	—%	—%
(100)	583,746	1.3%	(10.0)%
(200)	588,158	2.1%	(12.0)%
(400)	582,970	1.2%	(20.0)%

	As of December 31, 2023
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level	Policy Limit
	(Dollars in thousands)
400	$541,166	(6.1)%	(20.0)%
200	559,901	(2.9)%	(12.0)%
100	568,281	(1.4)%	(10.0)%
Flat	576,482	—%	—%
(100)	582,014	1.0%	(10.0)%
(200)	584,105	1.3%	(12.0)%
(400)	574,352	(0.4)%	(20.0)%
(1)Assumes an immediate uniform change in market interest rates at all maturities.
As of June 30, 2024, our model, as indicated above, shows a decline in our net interest income in rising rate scenarios. In the rising rate scenarios, funding costs are modeled to rise faster than income on earning assets, due, in part, to the mix of funding which has shifted towards higher rate paying deposits, which are more sensitive to changes in interest rates. As shown in the table above, the model generated similar results as of December 31, 2023. That is, the model showed a decline in our net interest income in the rising rate scenarios as funding costs were modeled to rise faster than income on earning assets, due, in part, to the shift in our mix of funding. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period.
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
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at both June 30, 2024 and December 31, 2023. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
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
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)		As of June 30, 2024
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level			EVE as a Percentage of Total Assets (3)
		Amount	Percent	Policy Limit
	(Dollars in thousands)
400	$3,692,921	$(493,253)	(11.8)%	(30.0)%	20.18%
200	3,915,167	(271,007)	(6.5)%	(20.0)%	20.43%
100	4,038,519	(147,655)	(3.5)%	N/A	20.55%
Flat	4,186,174	—	—	—%	20.74%
(100)	4,344,735	158,561	3.8%	N/A	20.93%
(200)	4,454,549	268,375	6.4%	(20.0)%	20.89%
(400)	4,562,678	376,504	9.0%	(30.0)%	20.30%

Change in Interest Rates (basis points) (1)		As of December 31, 2023
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level			EVE as a Percentage of Total Assets (3)
		Amount	Percent	Policy Limit
	(Dollars in thousands)
400	$3,406,402	$(712,648)	(17.3)%	(30.0)%	18.76%
200	3,709,501	(409,549)	(9.9)%	(20.0)%	19.37%
100	3,890,531	(228,519)	(5.5)%	N/A	19.73%
Flat	4,119,050	—	—	—%	20.22%
(100)	4,339,006	219,956	5.3%	N/A	20.62%
(200)	4,498,088	379,038	9.2%	(20.0)%	20.73%
(400)	4,660,358	541,308	13.1%	(30.0)%	20.34%
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
We participate in the IntraFi Network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At both June 30, 2024 and December 31, 2023 we had no IntraFi Network one-way sell deposits. At June 30, 2024 and December 31, 2023, we had repurchased $1.4 billion and $1.3 billion, respectively, of previously sold reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At June 30, 2024, we had $17.4 million in outstanding advances and the ability to borrow up to an additional $2.7 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At June 30, 2024, we had the ability to borrow up to $2.5 billion from the Federal Reserve Bank of Boston Discount Window. At June 30, 2024, cash and cash equivalents were $750.8 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $5.2 billion, providing total liquidity sources of $5.9 billion. These liquidity sources provided 109% coverage of all customer uninsured and uncollateralized deposits, which totaled $5.4 billion, or 31% of total deposits, as of June 30, 2024. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” section within this Item 2.
Sources of Liquidity

	As of June 30, 2024		As of December 31, 2023
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi deposits	$1,412,673	$—	$1,309,816	$—
Brokered deposits (1)	—	—	50,000	—
Federal Home Loan Bank (2)	17,415	2,692,199	17,738	2,865,582
Federal Reserve Bank of Boston- Bank Term Funding Program (3)	—	—	—	2,449,438
Federal Reserve Bank of Boston- Discount Window (4)	—	2,469,908	—	775,869
Total	$1,430,088	$5,162,107	$1,377,554	$6,090,889
(1)The additional borrowing capacity has not been assessed for this category.
(2)As of June 30, 2024 and December 31, 2023, loans have been pledged to the FHLBB with a carrying value of $4.4 billion and $4.6 billion, respectively, resulting in this additional unused borrowing capacity.
(3)Securities with a carrying value of $2.4 billion at December 31, 2023 were pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program, resulting in this additional unused borrowing capacity. The Bank Term Funding Program ceased extending new loans March 11, 2024. Accordingly, we had no additional capacity nor any securities pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program as of June 30, 2024.
(4)Loans with a carrying value of $1.2 billion and $1.1 billion at June 30, 2024 and December 31, 2023, respectively, and securities with a carrying value of $1.9 billion and $168.8 million at June 30, 2024 and December 31, 2023, respectively, were pledged to the Discount Window, resulting in this additional borrowing capacity. The increase in the amount of securities pledged to the Discount Window at June 30, 2024 from December 31, 2023 is due to additional securities pledged which were previously pledged as collateral to the Bank Term Funding Program.
We believe that advanced preparation, early detection, and prompt responses can avoid, minimize, or shorten potential liquidity constraints. Our Board of Directors and management’s ALCO oversee the assessment and monitoring of risk levels, as well as potential responses during unanticipated stress events. As part of our risk management framework, we perform periodic liquidity stress testing to assess our need for liquid assets as well as backup sources of liquidity.
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At June 30, 2024 and December 31, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10.0%; (2) a minimum of common equity Tier 1 capital ratio of 6.5%; (3) a minimum of Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of June 30, 2024 and December 31, 2023. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
The Company’s actual capital ratios are presented in the following table:

	As of June 30, 2024	As of December 31, 2023
Capital Ratios:
Average equity to average assets (1)	13.78%	11.83%
Total regulatory capital (to risk-weighted assets)	19.64%	19.55%
Common equity Tier 1 capital (to risk-weighted assets)	18.63%	18.55%
Tier 1 capital (to risk-weighted assets)	18.63%	18.55%
Tier 1 capital (to average assets) leverage	14.24%	14.00%
(1)The ratio presented as of June 30, 2024 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At June 30, 2024, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2023 Form 10-K.
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
At June 30, 2024, we had $5.9 billion of commitments to originate loans, comprised of $3.5 billion of commitments under commercial loans and lines of credit (including $776.5 million of unadvanced portions of construction loans), $2.1 billion of commitments under home equity loans and lines of credit, $202.8 million in standard overdraft coverage commitments, $16.1 million of unfunded commitments related to residential real estate loans and $52.1 million in other consumer loans and lines of credit. In addition, at June 30, 2024, we had $53.4 million in standby letters of credit outstanding. We also had $13.7 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Executive Chair (the Company’s principal executive officer) along with the Company’s Senior Advisor, who also served as the Company’s Chief Financial Officer through July 31, 2024, and is the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Executive Chair along with the Company’s Senior Advisor concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.1
Amendment No. 1 to Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Eastern Bank, Citadel MS 2023, Inc., Cambridge Bancorp and Cambridge Trust Company, dated as of July 2, 2024 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2024)

10.2*†	Offer Letter, dated July 1, 2024, between Eastern Bank and Denis K. Sheahan

10.3†
Offer Letter, dated June 28, 2024 between Eastern Bank and R. David Rosato (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2024)

10.4†
Change in Control Agreement, effective August 1, 2024, among Eastern Bankshares, Inc., Eastern Bank, and R. David Rosato (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2024)

10.5†+	Summary of Material Terms of Denis K. Sheahan’s Rollover Equity Awards in Cambridge Bancorp Merger

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023, (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

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

EASTERN BANKSHARES, INC.

Date: August 7, 2024	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Executive Chair and Chair of the Board
(Principal Executive Officer)

Date: August 7, 2024	/s/ James B. Fitzgerald
	By:	James B. Fitzgerald
Senior Advisor
(Principal Financial Officer)