Form 10-Q
period 2024-09-30
Eastern Bankshares, Inc.
filed 2024-11-07
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
214,663,419 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of November 5, 2024.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$98,299	$87,233
Short-term investments	791,177	605,843
Cash and cash equivalents	889,476	693,076
Securities:
Available for sale (amortized cost $4,795,399 and $5,161,904, respectively)	4,163,352	4,407,521
Held to maturity (fair value $393,088 and $404,822, respectively)	427,459	449,721
Total securities	4,590,811	4,857,242
Loans held for sale	1,993	1,124
Total loans	18,064,126	13,973,428
Allowance for loan losses	(253,821)	(148,993)
Unearned discounts and deferred fees, net	(308,243)	(25,068)
Net loans	17,502,062	13,799,367
Federal Home Loan Bank stock, at cost	5,865	5,904
Premises and equipment	78,776	60,133
Bank-owned life insurance	203,635	164,702
Goodwill and other intangibles, net	1,057,509	566,205
Deferred income taxes, net	319,206	266,185
Prepaid expenses	201,285	183,073
Other assets	656,569	536,267
Total assets	$25,507,187	$21,133,278
LIABILITIES AND EQUITY
Deposits:
Demand	$5,856,171	$5,162,218
Interest checking accounts	4,562,226	3,737,361
Savings accounts	1,681,093	1,323,126
Money market investment	5,572,277	4,664,475
Certificates of deposit	3,545,087	2,709,037
Total deposits	21,216,854	17,596,217
Borrowed funds:
Escrow deposits of borrowers	29,405	21,978
Interest rate swap collateral funds	24,070	8,500
Federal Home Loan Bank advances	17,342	17,738
Total borrowed funds	70,817	48,216
Other liabilities	548,378	513,990
Total liabilities	21,836,049	18,158,423
Commitments and contingencies (see Note 12)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 214,802,602 and 176,426,993 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,150	1,767
Additional paid in capital	2,246,134	1,666,441
Unallocated common shares held by the Employee Stock Ownership Plan	(129,077)	(132,755)
Retained earnings	2,048,042	2,047,754
Accumulated other comprehensive income, net of tax	(496,111)	(608,352)
Total shareholders’ equity	3,671,138	2,974,855
Total liabilities and shareholders’ equity	$25,507,187	$21,133,278
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$230,824	$169,274	$573,319	$483,676
Taxable interest and dividends on securities	22,421	24,191	68,518	77,451
Non-taxable interest and dividends on securities	1,444	1,434	4,320	4,302
Interest on federal funds sold and other short-term investments	11,329	7,269	29,848	27,384
Total interest and dividend income	266,018	202,168	676,005	592,813
Interest expense:
Interest on deposits	95,334	59,607	246,265	158,686
Interest on borrowings	829	5,356	1,336	17,025
Total interest expense	96,163	64,963	247,601	175,711
Net interest income	169,855	137,205	428,404	417,102
Provision for allowance for loan losses	46,983	7,328	60,560	14,854
Net interest income after provision for allowance for loan losses	122,872	129,877	367,844	402,248
Noninterest income (loss):
Trust and investment advisory fees	14,909	6,235	28,164	18,136
Service charges on deposit accounts	8,140	7,403	23,578	21,117
Debit card processing fees	3,806	3,388	10,575	10,071
Interest rate swap income	565	1,695	1,650	2,112
Income (losses) from investments held in rabbi trusts	3,591	(1,523)	9,670	4,336
Losses on sales of commercial and industrial loans	—	(2,651)	—	(2,651)
Losses on sales of mortgage loans held for sale, net	(385)	(164)	(595)	(288)
Losses on sales of securities available for sale, net	—	—	(7,557)	(333,170)
Other	2,902	4,774	21,083	15,845
Total noninterest income (loss)	33,528	19,157	86,568	(264,492)
Noninterest expense:
Salaries and employee benefits	93,759	60,898	223,448	185,264
Office occupancy and equipment	14,470	8,641	33,763	26,797
Data processing	19,504	13,443	54,003	38,555
Professional services	8,982	7,125	16,744	13,277
Marketing expenses	1,576	1,765	5,001	4,899
FDIC insurance	3,200	2,808	9,993	8,388
Amortization of intangible assets	6,210	504	7,218	1,299
Other	12,052	6,564	20,654	19,094
Total noninterest expense	159,753	101,748	370,824	297,573
(Loss) income from continuing operations before income tax expense (benefit)	(3,353)	47,286	83,588	(159,817)
Income tax expense (benefit)	2,835	(16,178)	24,798	(65,619)
Net (loss) income from continuing operations	$(6,188)	$63,464	$58,790	$(94,198)
Net (loss) income from discontinued operations	—	(4,351)	—	7,872
Net (loss) income	$(6,188)	$59,113	$58,790	$(86,326)
Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.03)	$0.39	$0.34	$(0.58)
Basic (loss) earnings per share from discontinued operations	—	(0.03)	—	0.05
Basic (loss) earnings per share	$(0.03)	$0.36	$0.34	$(0.53)
Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations	$(0.03)	$0.39	$0.34	$(0.58)
Diluted (loss) earnings per share from discontinued operations	—	(0.03)	—	0.05
Diluted (loss) earnings per share	$(0.03)	$0.36	$0.34	$(0.53)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net (loss) income	$(6,188)	$59,113	$58,790	$(86,326)
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	121,498	(117,260)	93,545	116,285
Net change in fair value of cash flow hedges	37,197	(10,980)	20,244	(21,573)
Net change in other comprehensive income for defined benefit postretirement plans	(516)	(360)	(1,548)	(1,102)
Total other comprehensive income (loss)	158,179	(128,600)	112,241	93,610
Total comprehensive income (loss)	$151,991	$(69,487)	$171,031	$7,284
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended September 30, 2024 and 2023

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at June 30, 2023	176,376,675	$1,766	$1,656,750	$1,704,470	$(700,982)	$(135,232)	$2,526,772
Dividends to common shareholders (1)	—	—	—	(16,358)	—	—	(16,358)
Share-based compensation	—	—	3,675	—	—	—	3,675
Net income	—	—	—	59,113	—	—	59,113
Other comprehensive loss, net of tax	—	—	—	—	(128,600)	—	(128,600)
ESOP shares committed to be released	—	—	711	—	—	1,240	1,951
Balance at September 30, 2023	176,376,675	$1,766	$1,661,136	$1,747,225	$(829,582)	$(133,992)	$2,446,553

Balance at June 30, 2024	176,687,829	$1,770	$1,673,722	$2,076,566	$(654,290)	$(130,295)	$2,967,473
Dividends to common shareholders (1)	—	—	—	(22,336)	—	—	(22,336)
Repurchased common stock	(836,399)	(8)	(12,620)	—	—	—	(12,628)
Restricted share awards cancelled (2)	(17,379)	(2)	(214)	—	—	—	(216)
Issuance of common shares under share-based compensation arrangements (3)	80,296	1	(619)	—	—	—	(618)
Share-based compensation	—	—	5,745	—	—	—	5,745
Net loss	—	—	—	(6,188)	—	—	(6,188)
Other comprehensive income, net of tax	—	—	—	—	158,179	—	158,179
ESOP shares committed to be released	—	—	863	—	—	1,218	2,081
Merger consideration:
Common stock issued for merger	38,769,562	388	576,116	—	—	—	576,504
Stock issuance costs	—	—	(941)	—	—	—	(941)
Cambridge Bancorp restricted share awards converted to restricted share awards of the Company at fair value (4)	118,693	1	1,052	—	—	—	1,053
Pre-merger service credit for restricted share units (5)	—	—	3,030	—	—	—	3,030
Balance at September 30, 2024	214,802,602	$2,150	$2,246,134	$2,048,042	$(496,111)	$(129,077)	$3,671,138
(1)The Company declared quarterly cash dividends of $0.11 and $0.10 per share of common stock during the three months ended September 30, 2024 and 2023, respectively.
(2)Includes 14,353 restricted stock award shares cancelled upon vesting for employee payroll tax withholding and 3,026 restricted stock award shares cancelled upon forfeiture. Shares withheld relate to awards issued by Cambridge Bancorp to its employees which were converted to awards of the Company upon completion of our merger with Cambridge Bancorp effective July 12, 2024 (“the merger”). Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 11, “Employee Benefits” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
(4)The Company issued 118,693 restricted stock award shares with a fair value of $1.1 million as part of the purchase consideration for the merger. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
(5)Represents credit for service for former employees of Cambridge Bancorp retained following the merger related to restricted share unit awards converted to Company restricted share units at the merger date of July 12, 2024. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2024 and 2023

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2022	176,172,073	$1,762	$1,649,141	$1,881,775	$(923,192)	$(137,696)	$2,471,790
Cumulative effect of accounting adjustment (6)	—	—	—	822	—	—	822
Dividends to common shareholders (1)	—	—	—	(49,046)	—	—	(49,046)
Issuance of restricted stock awards	47,820	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements (3)	156,782	3	(1,167)	—	—	—	(1,164)
Share-based compensation	—	—	11,387	—	—	—	11,387
Net loss	—	—	—	(86,326)	—	—	(86,326)
Other comprehensive income, net of tax	—	—	—	—	93,610	—	93,610
ESOP shares committed to be released	—	—	1,776	—	—	3,704	5,480
Balance at September 30, 2023	176,376,675	$1,766	$1,661,136	$1,747,225	$(829,582)	$(133,992)	$2,446,553

Balance at December 31, 2023	176,426,993	$1,767	$1,666,441	$2,047,754	$(608,352)	$(132,755)	$2,974,855
Dividends to common shareholders (1)	—	—	—	(58,502)	—	—	(58,502)
Repurchased common stock	(836,399)	(8)	(12,620)	—	—	—	(12,628)
Issuance of restricted stock awards	56,352	1	(1)	—	—	—	—
Restricted stock awards cancelled (2)	(17,379)	(2)	(214)	—	—	—	(216)
Issuance of common stock under share-based compensation arrangements (3)	284,780	3	(1,883)	—	—	—	(1,880)
Share-based compensation	—	—	13,576	—	—	—	13,576
Net income	—	—	—	58,790	—	—	58,790
Other comprehensive income, net of tax	—	—	—	—	112,241	—	112,241
ESOP shares committed to be released	—	—	1,578	—	—	3,678	5,256
Merger consideration:
Common stock issued for merger	38,769,562	388	576,116	—	—	—	576,504
Stock issuance costs	—	—	(941)	—	—	—	(941)
Cambridge Bancorp restricted share awards converted to restricted share awards of the Company at fair value (4)	118,693	1	1,052	—	—	—	1,053
Pre-merger service credit for restricted share units (5)	—	—	3,030	—	—	—	3,030
Balance at September 30, 2024	214,802,602	$2,150	$2,246,134	$2,048,042	$(496,111)	$(129,077)	$3,671,138
(1)The Company declared cumulative cash dividends of $0.33 and $0.30 per share of common stock during the nine months ended September 30, 2024 and 2023, respectively.
(2)Includes 14,353 restricted stock award shares cancelled upon vesting for employee payroll tax withholding and 3,026 restricted stock award shares cancelled upon forfeiture. Shares withheld relate to awards issued by Cambridge Bancorp to its employees which were converted to awards of the Company upon completion of the merger. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 11, “Employee Benefits” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
(4)The Company issued 118,693 restricted stock award shares with a fair value of $1.1 million as part of the purchase consideration for the merger. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
(5)Represents credit for service for Company employees retained following the merger related to restricted share unit awards converted to Company restricted share units at the merger date of July 12, 2024. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
(6)Represents gross transition adjustment amount of $1.1 million, net of taxes of $0.3 million, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2022-02. Refer to Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2024	2023

Operating activities
Net income (loss) from continuing operations	$58,790	$(94,198)
Net income from discontinued operations	—	7,872
Net income (loss)	58,790	(86,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for allowance for loan losses	60,560	14,854
Depreciation and amortization	17,011	9,041
(Accretion) amortization of deferred loan fees and premiums, net	(3,545)	4,394
Deferred income tax expense (benefit)	19,013	(96,622)
Amortization of investment security premiums and discounts, net	3,421	5,123
Right-of-use asset amortization	8,183	8,191
Share-based compensation	13,576	11,387
Increase in cash surrender value of bank-owned life insurance	(3,257)	(2,910)
Loss on sale of securities available for sale, net	7,557	333,170
Net loss on bank premises and equipment	3,222	—
Impairment of right-of-use asset	2,733	395
Employee Stock Ownership Plan expense	5,256	5,480
Realized loss on sales of commercial loans (1)	—	2,505
Other	(21)	92
Change in:
Loans held for sale	(848)	2,881
Prepaid pension expense	840	3,607
Other assets	(4,722)	(2,197)
Other liabilities	7,348	(8,532)
Net cash provided by operating activities - continuing operations	195,117	196,661
Net cash provided by operating activities - discontinued operations	—	12,271
Net cash provided by operating activities	195,117	208,932
Investing activities
Proceeds from sales of securities available for sale	955,305	1,899,724
Proceeds from maturities and principal paydowns of securities available for sale	282,910	329,795
Proceeds from maturities and principal paydowns of securities held to maturity	22,595	21,106
Proceeds from sale of Federal Home Loan Bank stock	30,906	239,565
Purchases of Federal Home Loan Bank stock	(3,612)	(235,327)
Contributions to low income housing tax credit investments	(49,813)	(26,916)
Contributions to other equity investments	(1,005)	(720)
Distributions from other equity investments	264	253
Net increase in outstanding loans, excluding loan purchases	(164,940)	(524,790)
Net cash acquired in business combination	24,879	—
Proceeds from sales of commercial loans	—	189,296
Purchases of loans	—	(31,980)
Purchased banking premises and equipment	(8,241)	(4,290)
Net cash provided by investing activities - continuing operations	1,089,248	1,855,716
Net cash used in investing activities - discontinued operations	—	(47)
Net cash provided by investing activities	1,089,248	1,855,669
Financing activities
Net decrease in demand, savings, interest checking, and money market investment deposit accounts	(670,359)	(2,398,397)
Net increase in time deposits	417,279	848,207
Net decrease in borrowed funds (2)	(763,032)	(25,456)
Payments for repurchase of common stock	(12,628)	—
Stock issuance costs	(941)	—
Dividends declared and paid to common shareholders	(58,284)	(48,691)
Net cash used in financing activities - continuing operations	(1,087,965)	(1,624,337)
Net cash used in financing activities - discontinued operations	—	(961)
Net cash used in financing activities	(1,087,965)	(1,625,298)

	Nine Months Ended September 30,
Net increase in cash, cash equivalents, and restricted cash	196,400	439,303
Cash, cash equivalents, and restricted cash at beginning of period	693,076	169,505
Cash, cash equivalents, and restricted cash at end of period	$889,476	$608,808

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$234,721	$165,700
Income taxes	19,268	23,637
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$8,963	$102,001
Net increase (decrease) in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements/modifications	3,243	(4,890)
(1)Excludes the mark-to-market adjustment related to one commercial and industrial loan transferred to held for sale during the nine months ended September 30, 2023 which is included in the change in loans held for sale.
(2)Includes the repayment of FHLB advances assumed in connection with the Company’s merger with Cambridge Bancorp.
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
Eastern Insurance Group was a wholly-owned subsidiary of the Bank. On September 19, 2023, the Company and the Bank entered into an asset purchase agreement in which Arthur J. Gallagher & Co. (“Gallagher”) agreed to purchase substantially all of Eastern Insurance Group’s assets for cash consideration and to assume certain liabilities. On October 31, 2023, the Company completed its sale of its insurance agency business to Gallagher. Refer to Note 18, “Discontinued Operations” for further discussion regarding discontinued operations.
The activities of the Company are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The activities of the Bank are subject to the regulatory supervision of the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). The Company and the activities of the Bank and its subsidiaries are also subject to various Massachusetts, New Hampshire and Rhode Island business, banking and trust-related regulations.

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
The accompanying Consolidated Balance Sheet as of September 30, 2024, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023 and Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 are unaudited. The Consolidated Balance Sheet as of December 31, 2023 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim period, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of September 30, 2024 and those that were adopted during the nine months ended September 30, 2024. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2023 Form 10-K.
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
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of September 30, 2024:
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
5.Eliminate the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures.
For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Adoption should be done on a prospective basis and retrospective application is permitted.
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:
1.Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e).
2.Include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements.
3.Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
4.Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
For public business entities, the amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update are to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements.
Relevant standards that were adopted during the nine months ended September 30, 2024:

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
3. Mergers and Acquisitions
Cambridge Bancorp, Inc. Merger
On July 12, 2024, the Company completed its merger with Cambridge Bancorp (“Cambridge”). In accordance with the merger agreement, each share of Cambridge common stock was exchanged for 4.956 shares of Company common stock. The transaction qualified as a tax-free reorganization for federal income tax purposes and provided Cambridge shareholders with a tax-free exchange of their shares of Cambridge common stock for Company common stock as the consideration they received in the merger. In connection with the merger, Citadel MS 2023, Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company, merged with and into Cambridge, with Cambridge continuing as the surviving entity. Immediately after the merger, Cambridge merged with and into the Company, with the Company continuing as the surviving entity. Immediately following, Cambridge Trust, a wholly owned subsidiary of Cambridge, merged with and into Eastern Bank, with Eastern Bank continuing as the surviving entity. The Company issued 38.9 million shares of its common stock in the merger. Based upon the closing price of Company common stock on July 12, 2024 of $14.87 per share, the transaction is valued at $580.6 million, which includes cash paid in-lieu of fractional shares and recognition of restricted stock units (“RSU”) and performance share units (“PSU”) service accruals for service accrued by Cambridge personnel prior to the merger. In addition to increasing its loan and deposit base, the merger enabled the Company to expand its wealth management customer base and service offerings, which includes comprehensive investment management, as well as trust administration, estate settlement, and financial planning services.
The merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $357.3 million and was recorded as goodwill. The results of Cambridge’s operations were included in the Company’s consolidated financial statements subsequent to the merger date.
The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available, including the filing of the 2024 tax return for Cambridge. As the Company finalizes its analysis of these assets and liabilities, there may be adjustments to the recorded carrying values.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of merger from Cambridge:

Net Assets Acquired at Fair Value
(In thousands)
Assets
Cash and due from banks	$20,008
Short-term investments	4,877
Investment securities	883,021
Loans	3,650,600
Allowance for loan losses	(55,830)
FHLB stock	27,255
Premises and equipment	23,417
Bank owned life insurance	35,676
Goodwill	357,322
Intangible assets	141,200
Deferred income taxes, net	107,989
Other assets	134,608
Total assets acquired	5,330,143
Liabilities
Deposits (1)	3,873,717
FHLB advances (2)	782,000
Escrow deposits of borrowers	3,633
Other liabilities	90,200
Total liabilities assumed	4,749,550
Purchase price	$580,593
(1)Includes certificates of deposit, at fair value, of $418.7 million.
(2)The FHLB advances assumed were overnight borrowings which matured immediately following the completion of the merger and therefore were not adjusted to fair value.
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Cambridge merger were as follows:
Investment Securities
The estimated fair values of the available for sale debt securities and held-to-maturity debt securities, primarily comprised of U.S. Government Sponsored Enterprises mortgage-backed securities, U.S. Government Sponsored Enterprises obligations, corporate debt securities, municipal securities, and U.S. Treasury securities carried on Cambridge’s balance sheet, was confirmed using actual sales quotations from sales of the securities, as the Company sold all of the acquired securities immediately following the closing of the merger. Based upon management’s determination, a fair value adjustment of $158.9 million, reflecting a net discount, was recorded on acquired securities and reflects the net unrealized loss position of such securities at the date of merger. Securities acquired that were classified on Cambridge’s balance sheet as held-to-maturity were reclassified as available for sale upon the completion of the merger and prior to sale by the Company, reflecting management’s intent with respect to such securities.
Immediately following the completion of the merger, investment securities acquired through its merger with Cambridge paid down or were sold in their entirety. No gain or loss was recognized upon sale as such securities had been recorded by the Company based upon the quoted sale prices in determination of the purchase accounting fair value adjustment.
Loans

Loans acquired in the Cambridge merger were recorded at fair value, and there was no carryover of the allowance for loan losses. The fair value of the loans acquired from Cambridge was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Management retained a third-party valuation specialist to assist with the determination of fair values of loans acquired, the results of which were reviewed by management. The resulting total fair value mark was estimated to be a discount of $277.0 million.
Acquired loans were reviewed to determine if any had experienced a more-than-insignificant deterioration in credit quality since origination. Loans meeting established criteria to indicate more-than-insignificant deterioration were identified as purchased credit deteriorated (“PCD”) loans, and an allowance for loan losses was calculated using management’s best estimate of projected losses over the remaining life of the loan in accordance with current expected credit loss (“CECL”) methodology. In connection with the Cambridge merger, the Company recorded an allowance for loan losses on PCD loans of approximately $55.8 million, which was added to the amortized cost of loans.
The following is a reconciliation of the difference between the purchase price and par value of PCD loans acquired in the merger:

As of July 12, 2024
(In thousands)
Gross amortized cost basis at July 12, 2024	$356,148
Allowance for loan losses on PCD loans	(55,830)
Interest and liquidity discount	(26,019)
Purchase price of PCD loans (at fair value)	$274,299
For loans acquired without evidence of more-than-insignificant deterioration in credit quality since origination, also referred to as non-PCD loans, the Company estimated an allowance for loan losses based on the Company's methodology for determining the allowance under CECL. The resulting allowance on non-PCD loans was $40.9 million, which was recorded through a charge to provision for loan losses on the date of merger.
Premises and Equipment
The Company acquired 18 branches in the merger as of the date of closing, 5 of which were owned premises. In addition, the Company acquired 2 corporate properties in the merger with Cambridge. The fair value of properties acquired was derived by valuations prepared by an independent third party utilizing a combination of the income approach and the sales comparison approach to value the property as improved.
Leases
As part of the merger the Company added 23 lease obligations. The Company recorded a $25.5 million right-of-use asset and a $32.0 million lease liability for these lease obligations. Lease assets and liabilities were measured using a methodology to estimate the future rental payments over the remaining lease term with discounting using the Company’s incremental borrowing rate. The lease term was determined for individual leases based on the Company’s assessment of the probability of exercising renewal options. The net effect of any off-market terms in a lease was also discounted and applied to the balance of the lease asset.
Core Deposit Intangible
The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through FHLBB borrowing rates and national brokered CD offering rates. The projected cash flows were developed using projected deposit attrition rates. Management retained a third-party valuation specialist to assist with the determination of projected cash flows, the results of which were reviewed by management. The core deposit intangible totaled $115.0 million and is being amortized on a cash-flow weighted basis over its estimated useful life of 7 years.
Cambridge Trust Wealth Management Customer List and Trade Name Intangibles
The fair value of the Cambridge Trust wealth management customer list intangible (“customer list intangible”) and trade name intangible (“trade name intangible”) were determined based upon discounted cash flow analyses using discount rates commensurate with market participants. The projected cash flows for the customer list intangible were developed using current revenue grown at a constant rate, and projected customer attrition rates were used to allocate those revenues to existing customers. Adjustments were made to the projected cash flows to account for sales and marketing expenses as well as contributory asset charges associated with the customer list. The discounted cash flows for the trade name intangible were developed using current revenue grown at a constant rate, multiplied by a royalty rate determined based on market observations. Management retained a third-party valuation specialist to assist with the determination of the projected cash flows, the results of which were reviewed by management. The estimated fair value of the customer list and trade name intangibles amounted to $25.0 million and $1.2 million, respectively, and are being amortized on a cash-flow weighted basis over their estimated useful lives of 11 years and 5 years, respectively.
Goodwill
The calculation of goodwill is subject to change for up to one year after the date of merger as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.
Bank Owned Life Insurance (“BOLI”)
Cambridge’s BOLI cash surrender value was $35.7 million with no fair value adjustment.
Certificates of Deposit
The fair value adjustment for certificates of deposit represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The certificate of deposit discount, which was estimated to be $1.6 million, is being amortized into income on a level yield amortization method over the contractual life of the deposits.
Escrow Deposits of Borrowers
Cambridge’s escrow deposits of borrowers was $3.6 million with no fair value adjustment.
Merger-Related Expenses
The Company recorded merger and acquisition expenses of $27.6 million and $33.1 million during the three and nine months ended September 30, 2024, respectively, related to the Cambridge merger. These merger and acquisition expenses were included in the following line items of the Consolidated Statements of Income:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
	(In thousands)
Salaries and employee benefits	$13,147	$13,533
Office occupancy and equipment	2,630	2,647
Data processing	1,384	4,498
Professional services	5,490	7,221
Marketing	40	40
Other noninterest expense	4,886	5,138
	$27,577	$33,077
The following table presents certain unaudited pro forma information for the three and nine months ended September 30, 2024 and 2023. This unaudited estimated pro forma financial information was calculated as if the merger had occurred as of January 1, 2023. This unaudited pro forma information combines the historical results of Cambridge with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the merger occurred as of the beginning of the year prior to the merger. The unaudited pro forma information does not consider any changes to the provision for loan losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma Financial Information for the Three Months Ended September 30,		Unaudited Pro Forma Financial Information for the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net interest income	$174,917	$180,467	$509,926	$550,950
Net (loss) income	(14,908)	78,250	72,430	(46,553)
Financial results of Cambridge from the date of merger through September 30, 2024 are not presented as management considers the determination of such amounts to be impracticable.
4. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available for sale (“AFS”) securities as of the dates indicated were as follows:

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,063,429	$—	$(441,559)	$—	$2,621,870
Government-sponsored commercial mortgage-backed securities	1,290,160	—	(171,697)	—	1,118,463
U.S. Agency bonds	144,427	—	(9,585)	—	134,842
U.S. Treasury securities	99,726	—	(2,376)	—	97,350
State and municipal bonds and obligations	197,657	25	(6,855)	—	190,827
	$4,795,399	$25	$(632,072)	$—	$4,163,352

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,302,165	$—	$(521,527)	$—	$2,780,638
Government-sponsored commercial mortgage-backed securities	1,326,029	—	(201,653)	—	1,124,376
U.S. Agency bonds	236,454	—	(20,443)	—	216,011
U.S. Treasury securities	99,552	—	(4,400)	—	95,152
State and municipal bonds and obligations	197,704	172	(6,532)	—	191,344
	$5,161,904	$172	$(754,555)	$—	$4,407,521
The Company did not record a provision for credit losses on any AFS securities for either the three and nine months ended September 30, 2024 or 2023. Accrued interest receivable on AFS securities totaled $9.1 million and $9.2 million as of September 30, 2024 and December 31, 2023, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on AFS securities during either the three and nine months ended September 30, 2024 or 2023. No AFS securities held by the Company were delinquent on contractual payments as of September 30, 2024 or December 31, 2023, nor were any AFS securities placed on non-accrual status during the nine- and twelve-month periods then ended.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—	$—	$—
Gross realized losses from sales of AFS securities	—	—	(7,557)	(333,170)
Net losses from sales of AFS securities	$—	$—	$(7,557)	$(333,170)
Information pertaining to AFS securities with gross unrealized losses as of September 30, 2024 and December 31, 2023, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology (“CECL”), aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of September 30, 2024
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	323	$—	$—	$441,559	$2,621,870	$441,559	$2,621,870
Government-sponsored commercial mortgage-backed securities	187	—	—	171,697	1,118,463	171,697	1,118,463
U.S. Agency bonds	14	—	—	9,585	134,842	9,585	134,842
U.S. Treasury securities	6	—	—	2,376	97,350	2,376	97,350
State and municipal bonds and obligations	223	224	23,902	6,631	156,636	6,855	180,538
	753	$224	$23,902	$631,848	$4,129,161	$632,072	$4,153,063

	As of December 31, 2023
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$—	$—	$521,527	$2,780,638	$521,527	$2,780,638
Government-sponsored commercial mortgage-backed securities	187	—	—	201,653	1,124,376	201,653	1,124,376
U.S. Agency bonds	23	—	—	20,443	216,011	20,443	216,011
U.S. Treasury securities	6	36	4,927	4,364	90,225	4,400	95,152
State and municipal bonds and obligations	196	233	22,894	6,299	135,279	6,532	158,173
	736	$269	$27,821	$754,286	$4,346,529	$754,555	$4,374,350
The Company does not intend to sell these investments and has determined based upon available evidence that it is more-likely-than-not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either September 30, 2024 or December 31, 2023.
The causes of the impairments listed in the tables above by category are as follows as of September 30, 2024 and December 31, 2023:
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
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held to maturity (“HTM”) securities as of the dates indicated were as follows:

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$237,582	$—	$(18,798)	$—	$218,784
Government-sponsored commercial mortgage-backed securities	189,877	—	(15,573)	—	174,304
	$427,459	$—	$(34,371)	$—	$393,088

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$254,752	$—	$(24,433)	$—	$230,319
Government-sponsored commercial mortgage-backed securities	194,969	—	(20,466)	—	174,503
	$449,721	$—	$(44,899)	$—	$404,822
The Company did not record a provision for estimated credit losses on any HTM securities for either the three and nine months ended September 30, 2024 or 2023. The accrued interest receivable on HTM securities totaled $0.9 million as of both September 30, 2024 and December 31, 2023 and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three and nine months ended September 30, 2024 or 2023. No HTM securities held by the Company were delinquent on contractual payments as of either September 30, 2024 or December 31, 2023, nor were any HTM securities placed on non-accrual status during the nine and twelve month periods then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of September 30, 2024 and December 31, 2023 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of September 30, 2024
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$24,855	$24,256	$14,316	$13,503	$3,024,258	$2,584,111	$3,063,429	$2,621,870
Government-sponsored commercial mortgage-backed securities	—	—	401,878	375,350	223,596	194,109	664,686	549,004	1,290,160	1,118,463
U.S. Agency bonds	—	—	144,427	134,842	—	—	—	—	144,427	134,842
U.S. Treasury securities	49,924	49,594	49,802	47,756	—	—	—	—	99,726	97,350
State and municipal bonds and obligations	5,502	5,443	30,793	30,199	52,612	51,565	108,750	103,620	197,657	190,827
Total available for sale securities	55,426	55,037	651,755	612,403	290,524	259,177	3,797,694	3,236,735	4,795,399	4,163,352
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	237,582	218,784	237,582	218,784
Government-sponsored commercial mortgage-backed securities	—	—	133,873	124,476	56,004	49,828	—	—	189,877	174,304
Total held to maturity securities	—	—	133,873	124,476	56,004	49,828	237,582	218,784	427,459	393,088
Total	$55,426	$55,037	$785,628	$736,879	$346,528	$309,005	$4,035,276	$3,455,519	$5,222,858	$4,556,440

	As of December 31, 2023
	Due in one year or less		Due after one year to five years		Due after five to ten years			Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value		Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$29,288	$28,188	$22,735	$21,235		$3,250,142	$2,731,215	$3,302,165	$2,780,638
Government-sponsored commercial mortgage-backed securities	—	—	256,229	234,725	379,749	327,198		690,051	562,453	1,326,029	1,124,376
U.S. Agency bonds	—	—	236,454	216,011	—	—		—	—	236,454	216,011
U.S. Treasury securities	—	—	99,552	95,152	—	—		—	—	99,552	95,152
State and municipal bonds and obligations	213	209	30,131	29,393	44,047	43,260		123,313	118,482	197,704	191,344
Total available for sale securities	213	209	651,654	603,469	446,531	391,693		4,063,506	3,412,150	5,161,904	4,407,521
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—		254,752	230,319	254,752	230,319
Government-sponsored commercial mortgage-backed securities	—	—	80,014	72,952	114,955	101,551	0	—	—	194,969	174,503
Total held to maturity securities	—	—	80,014	72,952	114,955	101,551		254,752	230,319	449,721	404,822
Total	$213	$209	$731,668	$676,421	$561,486	$493,244		$4,318,258	$3,642,469	$5,611,625	$4,812,343

Securities Pledged as Collateral
As of September 30, 2024 and December 31, 2023, securities with a carrying value of $828.4 million and $615.7 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of September 30, 2024 and December 31, 2023, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Cambridge Trust Wealth Management”) and municipal deposit accounts. As of September 30, 2024 securities with a carrying value of $1.1 billion were pledged as collateral to the FHLBB. No securities were pledged to the FHLBB as collateral as of December 31, 2023.
In March 2023 the Federal Reserve created the Bank Term Funding Program (the “Program”) that offered eligible depository institutions loans up to one year in length in return for any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries. As of December 31, 2023, securities with a carrying value of $2.4 billion were pledged as collateral through the Program. On January 24, 2024, the Federal Reserve Board announced the Program would cease making new loans as scheduled on March 11, 2024. Accordingly, no securities were pledged as collateral under the Program as of September 30, 2024. Separately, as of September 30, 2024 and December 31, 2023, the Company pledged securities with a carrying value of $827.8 million and $168.8 million, respectively, to the Federal Reserve Discount Window (the “Discount Window”).

5. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	September 30, 2024	December 31, 2023
	(In thousands)
Commercial and industrial	$3,340,029	$3,034,068
Commercial real estate	7,174,861	5,457,349
Commercial construction	513,519	386,999
Business banking	1,321,179	1,085,763
Residential real estate	4,080,736	2,565,485
Consumer home equity	1,361,971	1,208,231
Other consumer	271,831	235,533
Gross loans before unearned discounts and deferred fees, net	18,064,126	13,973,428
Allowance for loan losses (1)	(253,821)	(148,993)
Unearned discounts and deferred fees, net	(308,243)	(25,068)
Loans after the allowance for loan losses and net unearned discounts and deferred fees	$17,502,062	$13,799,367
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $66.4 million and $53.9 million as of September 30, 2024 and December 31, 2023, respectively, and is included within other assets on the Consolidated Balance Sheets.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $2.3 billion and $4.6 billion at September 30, 2024 and December 31, 2023, respectively. The balance of funds borrowed from the FHLBB were $17.3 million and $17.7 million at September 30, 2024 and December 31, 2023, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $3.1 billion and $1.1 billion at September 30, 2024 and December 31, 2023, respectively. There were no funds borrowed from the FRB outstanding at September 30, 2024 or December 31, 2023.
Serviced Loans
At September 30, 2024 and December 31, 2023, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $235.9 million and $77.2 million, respectively. The increase in loans serviced from December 31, 2023 to September 30, 2024 was primarily due to the merger and the acquisition of the portfolio of mortgage loans partially or wholly-owned by others and previously serviced by Cambridge.
Purchased Loans
The Company began purchasing residential real estate mortgage loans during the third quarter of 2022 and ceased such purchases in the first quarter of 2023. Loans purchased were subject to the same underwriting criteria as those loans originated directly by the Company. During the nine months ended September 30, 2024, the Company did not purchase any residential real estate mortgage loans. The Company purchased $32.0 million of residential real estate mortgage loans during the nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, the amortized cost balance of loans purchased was $373.0 million and $385.5 million, respectively.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended September 30, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$28,916	$69,079	$6,388	$16,748	$25,829	$5,781	$3,405	$156,146
Initial reserve on PCD loans at merger	6,589	45,656	26	581	2,919	40	19	55,830
Charge-offs	—	(4,520)	—	(675)	(18)	—	(561)	(5,774)
Recoveries	7	64	—	319	61	19	166	636
Provision	7,287	28,560	2,022	2,530	4,034	1,763	787	46,983
Ending balance	$42,799	$138,839	$8,436	$19,503	$32,825	$7,603	$3,816	$253,821

	For the Three Months Ended September 30, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$29,535	$59,524	$7,663	$15,228	$27,012	$6,044	$2,949	$147,955
Charge-offs	(11)	—	—	(303)	—	—	(731)	(1,045)
Recoveries	120	2	—	609	30	39	108	908
Provision (release)	(3,126)	11,097	136	(316)	(687)	(601)	825	7,328
Ending balance	$26,518	$70,623	$7,799	$15,218	$26,355	$5,482	$3,151	$155,146

	For the Nine Months Ended September 30, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,959	$65,475	$6,666	$14,913	$25,954	$5,595	$3,431	$148,993
Initial reserve on PCD loans at merger	6,589	45,656	26	581	2,919	40	19	55,830
Charge-offs	—	(11,770)	—	(1,779)	(28)	(34)	(1,870)	(15,481)
Recoveries	88	2,207	—	928	119	110	467	3,919
Provision	9,163	37,271	1,744	4,860	3,861	1,892	1,769	60,560
Ending balance	$42,799	$138,839	$8,436	$19,503	$32,825	$7,603	$3,816	$253,821

	For the Nine Months Ended September 30, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,859	$54,730	$7,085	$16,189	$28,129	$6,454	$2,765	$142,211
Cumulative effect of change in accounting principle (1)	47	—	—	(140)	(849)	(201)	—	$(1,143)
Charge-offs	(11)	—	—	(900)	—	(7)	(1,883)	(2,801)
Recoveries	285	8	—	1,294	63	40	335	2,025
Provision (release)	(662)	15,885	714	(1,225)	(988)	(804)	1,934	14,854
Ending balance	$26,518	$70,623	$7,799	$15,218	$26,355	$5,482	$3,151	$155,146
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
The Company recorded provisions for allowance for loan losses of $60.6 million and $14.9 million for the nine months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, the Company recorded a “day-2” provision for allowance for loan losses of $40.9 million related to non-PCD loans acquired in the merger which closed on July 12, 2024. Excluding this amount, the provision for the nine months ended September 30, 2024 amounted to $19.7 million. Management determined a provision to be necessary for the nine months ended September 30, 2024 primarily due to $11.8 million in charge-offs of commercial real estate loans including one commercial real estate loan, of which $7.3 million was partially charged-off, collateralized by a property in the office risk segment which transitioned to non-accrual status during the three months ended March 31, 2024 and had not been previously reserved for on a specific reserve basis, and due to an increase in specific reserves for commercial real estate loans collateralized by a property in the office risk segment. In addition, the Company recorded an allowance for loan losses of $55.8 million related to PCD loans acquired in the merger with Cambridge. This amount represented the initial allowance on such loans and was recorded with a corresponding gross-up of the loan amortized cost balance in connection with purchase accounting therefore not increasing the provision for allowance for loan losses. Refer to Note 3, “Mergers and Acquisitions” for additional discussion.
Change in Accounting Estimate
In connection with its quarterly computation of the allowance for loan losses, management performs back-testing of the model results compared to actual balances and losses as a part of generating the accounting estimate. In the third quarter of 2024, in response to back-testing results, management updated its prepayment estimate, resulting in an increase to the loan portfolio’s weighted average life, and qualitative reserve framework which reflects management’s best estimate of expected credit losses. The net effect of the such changes to the allowance for loan losses estimation process was an increase of approximately $5.6 million.
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of September 30, 2024 and December 31, 2023, the Company’s reserve for unfunded lending commitments was $14.0 million and $14.1 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets. The Company’s adoption of ASU 2022-02 on January 1, 2023 did not impact the reserve for unfunded lending commitments.
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
Consumer Lending
Consumer home equity: Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. At the end of the ten-year draw period, home equity lines of credit are amortized over the remaining maturity period and monthly payments of principal and interest are required. Home equity loans are term loans that require the monthly payment of principal and interest such that the loan will be fully amortized at maturity. Underwriting considerations are materially consistent with those utilized in residential real estate. Collateral consists of a senior or subordinate lien on owner-occupied residential property.

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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of September 30, 2024, and gross charge-offs for the nine month period then ended:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$245,037	$404,364	$404,632	$307,768	$337,095	$762,266	$576,188	$501	$3,037,851
Special Mention	9,392	26,196	36,670	46,693	13,970	4,834	32,572	291	170,618
Substandard	996	22,413	39,545	1,139	5	1,419	28,419	—	93,936
Doubtful	—	—	—	—	—	8	6,617	—	6,625
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	255,425	452,973	480,847	355,600	351,070	768,527	643,796	792	3,309,030
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	338,303	521,300	1,801,119	1,041,626	740,812	2,061,550	87,261	—	6,591,971
Special Mention	1,247	45,213	28,524	44,228	—	77,294	3,313	—	199,819
Substandard	8,262	40,479	12,434	18,134	9,207	106,949	2	7,736	203,203
Doubtful	—	—	—	—	9,408	83,988	—	—	93,396
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	347,812	606,992	1,842,077	1,103,988	759,427	2,329,781	90,576	7,736	7,088,389
Current period gross charge-offs	—	—	—	—	—	11,770	—	—	11,770

Commercial construction
Pass	61,701	218,595	173,616	30,595	—	—	—	—	484,507
Special Mention	—	545	—	—	—	—	—	—	545
Substandard	—	24,828	—	—	—	—	—	—	24,828
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	61,701	243,968	173,616	30,595	—	—	—	—	509,880

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	127,327	139,974	175,131	191,232	151,202	391,770	95,621	3,898	1,276,155
Special Mention	902	219	1,507	2,457	—	8,924	81	—	14,090
Substandard	333	1,126	3,291	1,338	3,739	10,674	199	101	20,801
Doubtful	—	—	—	—	—	394	—	367	761
Loss	—	—	—	—	—	—	—	—	—
Total business banking	128,562	141,319	179,929	195,027	154,941	411,762	95,901	4,366	1,311,807
Current period gross charge-offs	—	493	—	671	297	227	—	91	1,779

Residential real estate
Current and accruing	153,323	332,406	984,069	1,047,187	556,666	826,598	—	—	3,900,249
30-89 days past due and accruing	799	773	8,412	6,595	2,755	12,510	—	—	31,844
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	2,691	473	576	6,710	—	—	10,450
Total residential real estate	154,122	333,179	995,172	1,054,255	559,997	845,818	—	—	3,942,543
Current period gross charge-offs	—	—	—	—	—	28	—	—	28

Consumer home equity
Current and accruing	9,359	34,457	77,295	8,442	4,471	81,511	1,114,492	13,515	1,343,542
30-89 days past due and accruing	—	—	160	—	—	946	8,108	270	9,484
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	4	—	—	—	—	1,682	6,295	758	8,739
Total consumer home equity	9,363	34,457	77,455	8,442	4,471	84,139	1,128,895	14,543	1,361,765
Current period gross charge-offs	—	—	—	—	—	2	32	—	34

Other consumer
Current and accruing	58,126	66,270	29,088	18,631	9,673	19,979	29,874	40	231,681
30-89 days past due and accruing	20	122	131	74	28	27	147	24	573
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	12	54	23	4	17	15	42	48	215
Total other consumer	58,158	66,446	29,242	18,709	9,718	20,021	30,063	112	232,469
Current period gross charge-offs	803	289	345	205	40	115	73	—	1,870

Total	$1,015,143	$1,879,334	$3,778,338	$2,766,616	$1,839,624	$4,460,048	$1,989,231	$27,549	$17,755,883
(1)The amounts presented represent the amortized cost as of September 30, 2024 of revolving loans that were converted to term loans during the nine months ended September 30, 2024.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$—	$82	$9	$91	$3,308,939	$3,309,030
Commercial real estate	13,787	—	10,366	24,153	7,064,236	7,088,389
Commercial construction	1,496	—	—	1,496	508,384	509,880
Business banking	7,954	936	2,201	11,091	1,300,716	1,311,807
Residential real estate	27,348	4,861	9,069	41,278	3,901,265	3,942,543
Consumer home equity	7,443	2,233	7,288	16,964	1,344,801	1,361,765
Other consumer	345	228	185	758	231,711	232,469
Total	$58,373	$8,340	$29,118	$95,831	$17,660,052	$17,755,883

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$3,316	$—	$465	$3,781	$3,015,850	$3,019,631
Commercial real estate	—	—	—	—	5,453,847	5,453,847
Commercial construction	—	—	—	—	384,637	384,637
Business banking	3,455	1,647	1,202	6,304	1,083,289	1,089,593
Residential real estate	17,116	4,888	6,764	28,768	2,553,697	2,582,465
Consumer home equity	6,517	2,600	8,204	17,321	1,193,847	1,211,168
Other consumer	532	235	189	956	206,063	207,019
Total	$30,936	$9,370	$16,824	$57,130	$13,891,230	$13,948,360

The following table presents information regarding non-accrual loans as of the dates indicated:

	As of September 30, 2024			As of December 31, 2023
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$11	$6,625	$6,636	$4	$464	$468
Commercial real estate	91,958	1,438	93,396	13,969	16,087	30,056
Commercial construction	—	—	—	—	—	—
Business banking	5,064	3	5,067	4,572	11	4,583
Residential real estate	10,450	—	10,450	8,725	—	8,725
Consumer home equity	8,739	—	8,739	8,532	—	8,532
Other consumer	215	—	215	193	—	193
Total non-accrual loans	$116,437	$8,066	$124,503	$35,995	$16,562	$52,557
(1)The loans on non-accrual status and without an ACL as of both September 30, 2024 and December 31, 2023, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three and nine months ended September 30, 2024 and 2023 was not significant. As of both September 30, 2024 and December 31, 2023, there were no loans greater than 90 days past due and still accruing.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three and nine months ended September 30, 2024 and 2023 was not significant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of September 30, 2024 and December 31, 2023, the Company had collateral-dependent residential mortgage and home equity loans totaling $1.5 million and $0.8 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of September 30, 2024 and December 31, 2023, the Company had collateral-dependent commercial loans totaling $100.0 million and $30.7 million, respectively. The increase in collateral-dependent commercial loans at September 30, 2024 from December 31, 2023 was primarily due to collateral-dependent PCD loans acquired in connection with the Company’s merger with Cambridge.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both September 30, 2024 and December 31, 2023, the Company had no residential real estate held in other real estate owned (“OREO”). As of both September 30, 2024 and December 31, 2023, there were two residential real estate loans, which had an aggregate balance of $0.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of September 30, 2024, there were eleven consumer home equity loans, which had an aggregate balance of $1.0 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2023, there were three consumer home equity loans, which had an aggregate balance of $0.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of September 30, 2024 of loans modified during the three and nine month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$—	—%	$32	0.00%
Consumer home equity	—	—%	870	0.06%
Total interest rate reduction	$—	—%	$902	0.01%
Other-than-Insignificant Delay in Repayment:
Commercial real estate	$10,876	0.15%	$21,241	0.30%
Business banking	955	0.07%	955	0.07%
Residential real estate	703	0.02%	819	0.02%
Consumer home equity	473	0.03%	1,207	0.09%
Total other-than-insignificant delay in repayment	$13,007	0.07%	$24,222	0.14%
Term Extension:
Commercial real estate	$—	—%	$7,737	0.11%
Business banking	—	—%	31	0.00%
Residential real estate	—	—%	204	0.01%
Consumer home equity	—	—%	4	0.00%
Total term extension	$—	—%	$7,976	0.04%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Consumer home equity	$167	0.01%	$291	0.02%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$167	0.00%	$291	0.00%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$—	—%	$7	0.00%
Total combination—interest rate reduction & term extension	$—	—%	$7	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$—	—%	$33	0.00%
Consumer home equity	—	—%	8	0.00%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$—	—%	$41	0.00%
Total by portfolio segment
Commercial real estate	$10,876	0.15%	$28,978	0.41%
Business banking	955	0.07%	1,058	0.08%
Residential real estate	703	0.02%	1,023	0.03%
Consumer home equity	640	0.05%	2,380	0.17%
Total	$13,174	0.07%	$33,439	0.19%

The following table shows the amortized cost balance as of September 30, 2023 of loans modified during the three and nine month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$—	—%	$46	0.00%
Residential real estate	—	—%	305	0.01%
Consumer home equity	203	0.02%	1,441	0.12%
Total interest rate reduction	$203	0.00%	$1,792	0.01%
Other-than-Insignificant Delay in Repayment:
Business banking	$21	0.00%	$21	0.00%
Residential real estate	2,084	0.08%	2,517	0.10%
Consumer home equity	84	0.01%	684	0.06%
Total other-than-insignificant delay in repayment	$2,189	0.02%	$3,222	0.02%
Term Extension:
Business banking	—	—%	259	0.02%
Total term extension	$—	0.00%	$259	0.00%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Business banking	$—	—%	$90	0.01%
Consumer home equity	428	0.04%	603	0.05%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$428	0.00%	$693	0.00%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$41	0.00%	$551	0.05%
Consumer home equity	—	—%	216	0.02%
Total combination—interest rate reduction & term extension	$41	0.00%	$767	0.01%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Business banking	$—	—%	$26	0.00%
Residential real estate	—	—%	141	0.01%
Total combination—term extension & other-than-insignificant delay in repayment	$—	—%	$167	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$—	—%	$23	0.00%
Residential real estate	—	—%	83	0.00%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$—	—%	$106	0.00%
Total by portfolio segment
Business banking	$62	0.01%	$1,016	0.09%
Residential real estate	2,084	0.08%	3,046	0.12%
Consumer home equity	715	0.06%	2,944	0.25%
Total	$2,861	0.02%	$7,006	0.05%

The following tables describe the financial effect of the modifications made during the periods indicated to borrowers experiencing financial difficulty. Loans that were modified in more than one manner are included in each modification type corresponding to the types of modifications performed.

Three Months Ended September 30, 2024
Loan Type	Financial Effect (1)
Interest Rate Reduction
Consumer home equity	Reduced weighted-average contractual interest rate from 8.4% to 5.7%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred 6 payments. The loan was re-amortized over an extended payment period resulting in reduced monthly payment amount for the borrower.
Business banking	Deferred a weighted average of 5 payments. The loans were re-amortized over extended payment periods resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred 8 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 17 principal and interest payments which were added to the end of the loan life.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.

Nine Months Ended September 30, 2024
Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 14.0% to 7.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 8.1% to 4.7%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred a weighted average of 6 payments. The loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers.
Business banking
Deferred a weighted average of 5 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Residential real estate	Deferred 8 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 11 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial real estate	Added 4.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.
Business banking	Added a weighted-average 2.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added 2.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.
Consumer home equity	Added a weighted-average 7.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.

Three Months Ended September 30, 2023
Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 12.7% to 8.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 8.0% to 4.8%.
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

Nine Months Ended September 30, 2023
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
As of September 30, 2024, loans to borrowers experiencing financial difficulty modified during the prior twelve months and which had a payment default during the nine months ended September 30, 2024 totaled $0.3 million. As of September 30, 2023, no loans to borrowers experiencing financial difficulty modified during the nine months then ended had a payment default during the nine months ended September 30, 2023.
Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty that were modified during the prior twelve months as of September 30, 2024:

	As of September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial real estate	$—	$—	$—	$—	$28,978	$28,978
Business banking	4	32	—	36	1,188	1,224
Residential real estate	117	—	283	400	1,134	1,534
Consumer home equity	49	—	633	682	2,504	3,186
Total	$170	$32	$916	$1,118	$33,804	$34,922
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
As of September 30, 2024, there was one additional commitment to lend amounting to $0.3 million to borrowers experiencing financial difficulty and which was modified during the nine months ended September 30, 2024 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension. As of December 31, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during year ended December 31, 2023 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Loan Participations
The Company occasionally purchases commercial loan participations or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Nine Months Ended September 30, 2024			As of and for the Year Ended December 31, 2023
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,036,351	—%	$—	$985,394	0.00%	$—
Commercial real estate	898,629	2.89%	—	447,550	0.00%	—
Commercial construction	170,724	—%	—	146,043	0.00%	—
Business banking	327	—%	—	72	0.00%	22
Total loan participations	$2,106,031	1.23%	$—	$1,579,059	0.00%	$22
6. Leases
The Company leases certain office space and equipment under various non-cancelable operating leases. These leases have original terms ranging from 2 years to 24 years. Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based upon the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the

Company’s Consolidated Balance Sheets. The information presented within this Note excludes discontinued operations with regard to information pertaining to the three and nine months ended September 30, 2023. Refer to Note 18, “Discontinued Operations” for further discussion regarding discontinued operations.
As of the dates indicated, the Company had the following related to operating leases:

	As of September 30, 2024	As of December 31, 2023
	(In thousands)
Right-of-use assets	$68,990	$50,641
Lease liabilities	82,004	55,617
The increase in the Company’s right-of-use assets and lease liabilities is primarily due to right-of-use assets acquired and lease liabilities assumed in connection with the Company’s merger with Cambridge. Refer to Note 3, “Mergers and Acquisitions” for further discussion.
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost	$3,657	$2,974	$9,515	$8,929
Finance lease cost	120	87	344	246
Variable lease cost	689	655	2,109	1,993
Total lease cost	$4,466	$3,716	$11,968	$11,168
During the three and nine months ended September 30, 2024, the Company made $4.3 million and $11.0 million, respectively, in cash payments for operating and finance lease payments. During the three and nine months ended September 30, 2023, the Company made $3.2 million and $9.7 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of September 30, 2024	As of December 31, 2023
Weighted-average remaining lease term (in years)	7.57	8.26
Weighted-average discount rate	4.05%	3.76%

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding as of September 30, 2024 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s Consolidated Balance Sheets:

As of September 30, 2024
Year	(In thousands)
Remainder of 2024	$4,254
2025	15,023
2026	13,257
2027	11,550
2028	11,705
Thereafter	40,890
Total minimum lease payments	96,679
Less: amount representing interest	14,675
Present value of future minimum lease payments	$82,004
7. Goodwill and Other Intangibles
The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below.

	As of September 30, 2024	As of December 31, 2023
	(In thousands)
Balances not subject to amortization
Goodwill	$914,957	$557,635
Balances subject to amortization
Core deposit intangibles	117,395	8,570
Customer list intangible	24,019	—
Trade name intangible	1,138	—
Total goodwill and other intangible assets (1)	$1,057,509	$566,205
(1)The increase in goodwill and other intangible assets from December 31, 2023 to September 30, 2024 was due to goodwill and other intangible assets recorded during the three months ended September 30, 2024 in connection with the merger. The Company identified acquired intangible assets related to core deposits (e.g., core deposit intangible) and Cambridge Trust Wealth Management, which included a customer list intangible and trade name intangible. Refer to Note 3, Mergers and Acquisitions for further information regarding the Company’s merger with Cambridge.
The Company quantitatively assesses goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change which might indicate that the fair value of a reporting unit is below its carrying amount. The Company has identified and assigned goodwill to one reporting unit - the banking business.
The Company performed its annual assessment for the banking business as of September 30, 2024. The assessment included a comparison of the banking reporting unit’s carrying value of equity to estimated fair value of equity using the market capitalization method of the market approach. The Company evaluated conditions as of the assessment date and how a market participant would evaluate a control premium for the banking reporting unit. The implied control premium was estimated using the discounted cash flow method of the income approach by evaluating the present value of market participant cost savings and synergies. Based upon the assessment, it was determined there was no impairment of the Company’s goodwill as of September 30, 2024.
Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management performed a review of the Company’s intangible assets as of September 30, 2024 and concluded that it was not more-likely-than-not that the carrying amount of other intangible assets may not be recoverable. Management had also previously performed an assessment as of December 31, 2023 and determined there was no indication of impairment related to intangible assets.

8. (Loss) Earnings Per Share (“EPS”)
Basic EPS represents (loss)/income allocable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net (loss)/income allocable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations.

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
	(Dollars in thousands, except per share data)
Net (loss) income applicable to common shares	$(6,188)	$58,790

Average number of common shares outstanding	209,669,236	187,488,659
Less: Average unallocated ESOP shares	(12,969,014)	(13,089,967)
Average number of common shares outstanding used to calculate basic earnings per common share	196,700,222	174,398,692
Common stock equivalents	1,006,422	871,867
Average number of common shares outstanding used to calculate diluted earnings per common share	197,706,644	175,270,559

(Loss) earnings per common share:
Basic	$(0.03)	$0.34
Diluted	$(0.03)	$0.34

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
	(Dollars in thousands, except per share data)
Net income (loss) applicable to common shares:
Net income (loss) from continuing operations	$63,464	$(94,198)
Net (loss) income from discontinued operations	(4,351)	7,872
Total net income (loss)	$59,113	$(86,326)

Average number of common shares outstanding	175,832,085	175,783,313
Less: Average unallocated ESOP shares	(13,461,616)	(13,584,155)
Average number of common shares outstanding used to calculate basic earnings (loss) per common share	162,370,469	162,199,158
Common stock equivalents	99,418	61,345
Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	162,469,887	162,260,503

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.39	$(0.58)
(Loss) earnings per share from discontinued operations	(0.03)	0.05
Total basic earnings (loss) per share	$0.36	$(0.53)

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.39	$(0.58)
(Loss) earnings per share from discontinued operations	(0.03)	0.05
Total diluted earnings (loss) per share	$0.36	$(0.53)
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
As of September 30, 2024 and December 31, 2023, the Company had $226.2 million and $223.4 million, respectively, in tax credit investments that were included in other assets in the Company’s Consolidated Balance Sheets.
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
The following table presents the Company’s investments in LIHTC projects accounted for using the proportional amortization method for the periods indicated:

	As of September 30, 2024	As of December 31, 2023
	(In thousands)
Current recorded investment included in other assets (1)	$224,166	$221,190
Commitments to fund qualified affordable housing projects included in recorded investment noted above	108,642	149,207

(1)Includes LIHTC investments acquired in connection with our merger with Cambridge of $7.4 million. The amount of associated remaining commitments assumed was not significant. Refer to Note 3, “Mergers and Acquisitions” for further discussion of the merger.
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Tax credits and benefits recognized	$5,837	$1,602	$16,128	$8,169
Amortization expense included in income tax expense	4,068	745	13,230	6,322
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets in the Company’s Consolidated Balance Sheets and totaled $2.0 million and $2.2 million as of September 30, 2024 and December 31, 2023, respectively. There were no outstanding commitments related to these investments as of either September 30, 2024 or December 31, 2023.
10. Income Taxes
With respect to the three and nine months ended September 30, 2023, the information presented within this Note excludes discontinued operations. Refer to Note 18, “Discontinued Operations” for further discussion regarding discontinued operations.
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Combined federal and state income tax (benefit) provision	$2,835	$(16,178)	$24,798	$(65,619)
Effective income tax rate	(84.6)%	(34.2)%	29.7%	41.1%
The Company recorded net income tax expense of $2.8 million and $24.8 million for the three and nine months ended September 30, 2024, respectively, compared to a net income tax benefit of $16.2 million and $65.6 million for the three and nine months ended September 30, 2023, respectively.
The increase in income tax expense, and resulting net expense for the three months ended September 30, 2024 despite a pre-tax net loss, from a net benefit of $16.2 million for the three months ended September 30, 2023 to net expense of $2.8 million for the three months ended September 30, 2024 was primarily due to the establishment of a $6.3 million valuation allowance in the third quarter of 2024 for the anticipated lost state tax benefit associated with the projected 2024 Massachusetts state tax net operating loss which cannot be carried over. The state tax net operating losses were due to the tax losses incurred as a result of the liquidation of the securities acquired in connection with the Company’s merger with Cambridge.
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
The increase in income tax expense from a net benefit of $65.6 million for the nine months ended September 30, 2023 to net expense of $24.8 million for the nine months ended September 30, 2024 was primarily due to pre-tax losses resulting from losses on sales of available for sale securities in the first quarter of 2023 and the establishment of a valuation allowance in the third quarter of 2024 described above.

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
In connection with the Company’s merger with Cambridge, the Company acquired Cambridge’s defined benefit plan. The plan was frozen to new participants in 2011 and the accrual of benefits for all participants in the plan was frozen effective in 2017. At the time of the merger, all participants in the plan were fully vested. The Company assumed a $35.3 million pension benefit obligation from Cambridge following the merger.
All Cambridge employees retained following the merger were credited with prior service, which counted for vesting and eligibility into the Company’s Defined Benefit Plan, but not for benefit accrual. Additionally, all Cambridge employees retained following the merger were eligible to join the Company’s Defined Benefit Plan to the extent that eligibility requirements were satisfied based upon such employees’ prior service with Cambridge.
The Company has an unfunded Defined Benefit Supplemental Executive Retirement Plan (“DB SERP”) that provides certain Company officers upon their retirement with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. The DB SERP has a plan year end of December 31.
In connection with the Company’s merger with Cambridge, the Company acquired Cambridge's DB SERP. In 2016, Cambridge’s Board of Directors discontinued the use of DB SERPs for new entrants to Cambridge’s non-qualified retirement programs. Expense for the DB SERPs is recognized over the executive’s service life utilizing the projected unit credit actuarial cost method. All participants of Cambridge’s DB SERP were deemed to be fully vested upon the closing of the merger.
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
In connection with the Company’s merger with Cambridge, the Company acquired Cambridge’s post-retirement health care plan. Benefits for the postretirement health care plan are based on years of service. Expenses for the postretirement health care plan are recognized over the employee's service life utilizing the projected unit credit actuarial cost method. Effective November 7, 2019, the postretirement health care plan was frozen for employees hired after that date. The frozen health care plan is not accruing and is only in payout status.
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Components of net periodic benefit cost:
Service cost (1)	$5,634	$6,339	$16,811	$19,016
Interest cost	5,062	4,297	14,322	12,893
Expected return on plan assets	(9,076)	(7,532)	(25,980)	(22,596)
Prior service credit	(2,488)	(2,970)	(7,465)	(8,910)
Recognized net actuarial loss	1,775	2,468	5,325	7,404
Net periodic benefit cost	$907	$2,602	$3,013	$7,807
(1)Includes service costs related to employees of our insurance agency business with regard to the three and nine months ended September 30, 2023. Such service costs were included in net income from discontinued operations as such costs are no longer incurred by the Company following the sale of the insurance agency business in October 2023. All other costs included in the determination of the benefit obligation for the Defined Benefit Plan and the BEP were included in net income from continuing operations as the Bank assumed the related liability upon sale of the assets of its Eastern Insurance Group subsidiary. Service costs included in net income from discontinued operations and included in the above table were $1.5 million and $4.5 million for the three and nine months ended September 30, 2023, respectively.
Except as described above, service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the Consolidated Statements of Income. During the three and nine months ended September 30, 2024, service costs associated with the DB SERP amounted to less than $0.1 million. There were no service costs associated with the DB SERP during the three and nine months ended September 30, 2023. There were no service costs associated with the ODCRP during the three and nine months ended September 30, 2024 or 2023. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2023 and 2022. Accordingly, during the three and nine months ended September 30, 2024 and 2023, there were no contributions made to the Defined Benefit Plan.
Share-Based Compensation Plan
On November 29, 2021, the shareholders of the Company approved the Eastern Bankshares, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 26,146,141 shares of common stock pursuant to grants of restricted stock, RSUs, non-qualified stock options and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Under the 2021 Plan, 7,470,326 shares may be issued as restricted stock or RSUs, including those issued as performance shares and PSUs, and 18,675,815 shares may be issued upon the exercise of stock options. These shares may be awarded from the Company’s authorized but unissued shares. However, the 2021 Plan permits the grant of additional awards of restricted stock or RSUs above the aforementioned limit, provided that, for each additional share of restricted stock or RSU awarded in excess of such limit, the pool of shares available to be issued upon the exercise of stock options will be reduced by three shares. Pursuant to the terms of the 2021 Plan, each of the Company’s non-employee directors were automatically granted awards of restricted stock on November 30, 2021. Such restricted stock awards (“RSAs”) vest pro-rata on an annual basis over a five-year period. The maximum term for stock options is ten years.
During the three months ended September 30, 2024, the Company granted a total of 146,178 RSUs to certain executives who joined the Company following the merger with Cambridge. These RSUs vest pro-rata on an annual basis over a period of three years from the date of grant, subject to continued employment. During that same period, the Company also granted a total of 67,350 PSUs, for which vesting is contingent upon the Compensation and Human Capital Management Committee of the Board of Director’s certification, after the conclusion of a period of approximately 2.3 years.
On July 12, 2024, the Company completed its previously announced merger with Cambridge. In connection with the merger and as a component of the purchase consideration, the Company issued 118,693 restricted stock award shares with a fair value of $1.1 million, net of a $0.7 million post-combination fair value adjustment, and, with respect to RSUs and PSUs, credited pre-merger service for employees retained following the merger with Cambridge which amounted to $3.0 million.
In May 2024, the Company granted a total of 56,352 shares of restricted stock to the Company’s non-employee directors which vest after approximately one year from the date of grant. In May 2023, the Company granted a total of 47,820 shares of restricted stock to the Company’s non-employee directors which vested approximately one year from the date of grant.

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
As of September 30, 2024 and December 31, 2023, there were 3,969,089 shares and 4,872,494 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both September 30, 2024 and December 31, 2023, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Nine Months Ended September 30,
	2024		2023
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	420,400	$19.15	525,460	$20.08
Granted	56,352	13.84	47,820	11.50
Vested	(88,948)	13.06	(28,690)	19.17
Forfeited	(3,026)	14.87	—	—
Converted in connection with merger	118,693	$14.87	—	$—
Non-vested restricted stock as of the end of the respective period (1)	503,471	$17.94	544,590	$19.37
(1)Includes the effect of modifications to previously awarded and unvested restricted share awards for two plan participants to accelerate vesting. The financial effect of the modifications on total unrecognized compensation expense was not significant.
During the nine months ended September 30, 2024 and 2023, 88,948 and 28,690 RSA awards vested, respectively. In the aggregate, the amount of RSAs granted each year had a grant date fair value of $1.2 million and $0.5 million, respectively.
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Nine Months Ended September 30,
	2024		2023
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	952,001	$19.46	972,325	$21.08
Granted	562,454	13.83	318,577	15.63
Vested	(348,012)	18.87	(231,407)	21.08
Forfeited	(13,816)	13.45	(3,199)	16.72
Converted in connection with merger	236,766	$14.87	—	$—
Non-vested restricted stock units as of the end of the respective period (1)	1,389,393	$16.50	1,056,296	$19.45
(1)Includes the effect of modifications to previously awarded and unvested restricted share awards for one plan participant to accelerate vesting. The financial effect of the modifications on total unrecognized compensation expense was not significant.
During the nine months ended September 30, 2024 and 2023, 348,012 and 231,407 RSU awards vested, respectively. Such awards had a grant date fair value of $6.6 million and $4.9 million, respectively.

The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Nine Months Ended September 30,
	2024		2023
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	633,034	$19.40	533,676	$21.12
Granted	301,441	10.82	108,984	10.16
Vested	(76,353)	14.87	—	—
Forfeited	—	—	—	—
Converted in connection with merger	111,617	$14.87	—	$—
Non-vested performance stock units as of the end of the respective period	969,739	$16.63	642,660	$19.26
During the nine months ended September 30, 2024, 76,353 PSU awards vested which represent the accelerated vesting of awards assumed from Cambridge which were converted to awards of the Company upon completion of the merger. Such awards had a grant date value of $1.1 million. No PSU awards vested during the nine months ended September 30, 2023.
Included in vested RSU and PSU shares, as shown in the tables above, are shares withheld for employee payroll taxes. The aggregate number of RSU and PSU shares withheld for payroll taxes during the nine months ended September 30, 2024 and 2023 was 139,585 and 74,625, respectively.
The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Share-based compensation expense	$5.7	$3.7	$13.6	$11.4
Related tax benefit (1)	1.6	1.0	3.8	3.2
(1)Estimated based upon the Company’s statutory rate for each respective period.
As of September 30, 2024 and December 31, 2023, there was $27.4 million and $26.8 million, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan, as applicable. As of September 30, 2024, this cost is expected to be recognized over a weighted average remaining period of approximately 1.7 years. As of December 31, 2023, this cost was expected to be recognized over a weighted average remaining period of approximately 2.2 years.
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of September 30, 2024	As of December 31, 2023
	(In thousands)
Commitments to extend credit	$6,887,448	$6,027,356
Standby letters of credit	82,906	58,632
Forward commitments to sell loans	16,346	9,198
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

As of September 30, 2024
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	2.82	5.15%	3.02%	$392
Total	$2,400,000				$392

(1)The fair value included a net accrued interest payable balance of $2.1 million as of September 30, 2024. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the Chicago Mercantile Exchange, or CME, from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 3.0 years.
The Company expects approximately $17.9 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of September 30, 2024. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of September 30, 2024.
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	September 30, 2024
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	506	$3,314,943
Risk participation agreements	125	499,263
Foreign exchange contracts:
Matched commercial customer book	298	79,680
Foreign currency loan	7	7,732

	December 31, 2023
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	356	$2,405,835
Risk participation agreements	78	323,957
Foreign exchange contracts:
Matched commercial customer book	98	87,601
Foreign currency loan	10	10,242
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2024	Fair Value at December 31, 2023	Balance Sheet Location	Fair Value at September 30, 2024	Fair Value at December 31, 2023
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$395	$10	Other liabilities	$3	$893
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps (1)	Other assets	$50,476	$19,535	Other liabilities	$78,260	$61,217
Risk participation agreements	Other assets	13	151	Other liabilities	11	106
Foreign currency exchange contracts - matched customer book	Other assets	591	760	Other liabilities	520	672
Foreign currency exchange contracts - foreign currency loan	Other assets	—	—	Other liabilities	64	187
		$51,080	$20,446		$78,855	$62,182
Total		$51,475	$20,456		$78,858	$63,075
(1)On July 12, 2024, the Company acquired $42.5 million in customer-related interest rate swaps assets and liabilities in connection with its merger with Cambridge.
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Derivatives designated as hedges:
Gain (loss) in OCI on derivatives	$37,548	$(29,022)	$(14,003)	$(66,168)
Loss reclassified from OCI into interest income (effective portion)	$(13,900)	$(13,723)	$(42,003)	$(34,557)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—	—	—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
(Loss) gain recognized in interest rate swap income	$(9)	$910	$499	$770
Gain (loss) recognized in interest rate swap income for risk participation agreements	24	25	(18)	54
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	81	9	(17)	29
Foreign currency loan	(88)	503	123	351
Net gain for derivatives not designated as hedges	$8	$1,447	$587	$1,204
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At September 30, 2024 and December 31, 2023, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.1 million and $0.4 million, respectively. In addition, at September 30, 2024 and December 31, 2023, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $87.8 million and $85.9 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At September 30, 2024 there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. At December 31, 2023, there was $1.9 million of customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. The Company was not required to post cash collateral for interest rate swaps with correspondent-bank counterparties as of September 30, 2024. At December 31, 2023, the Company posted $3.0 million, which was considered to be a restricted asset and was included in other short-term investments within the Company’s Consolidated Balance Sheets. If the Company had breached any of these provisions at September 30, 2024 or December 31, 2023, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.

Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of September 30, 2024 and December 31, 2023, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $15.9 million and $10.5 million, respectively, and forward sale commitments of $16.3 million and $9.2 million, respectively. During the three months ended September 30, 2024, the Company recorded net gains related to the change in fair value of commitments to originate and sell mortgage loans of less than $0.1 million. During the three months ended September 30, 2023, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of less than $0.1 million. During both the nine months ended September 30, 2024 and September 30, 2023, the Company recorded net losses related to the change in fair value of commitments to originate and sell mortgage loans of $0.1 million. As of both September 30, 2024 and December 31, 2023, the aggregate fair value of the Company’s mortgage banking derivative asset was $0.1 million. The aggregate fair value of the Company’s mortgage banking derivative liability as of September 30, 2024 and December 31, 2023 was $0.1 million and less than $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
14. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of September 30, 2024 and December 31, 2023, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of September 30, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$395	$—	$395	$—	$—	$395
Customer-related positions:
Interest rate swaps	50,476	—	50,476	12,107	(24,070)	14,299
Risk participation agreements	13	—	13	—	—	13
Foreign currency exchange contracts – matched customer book	591	—	591	—	—	591
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$51,475	$—	$51,475	$12,107	$(24,070)	$15,298
Derivative Liabilities
Interest rate swaps	$3	$—	$3	$—	$3	$—
Customer-related positions:
Interest rate swaps	78,260	—	78,260	12,107	265	65,888
Risk participation agreements	11	—	11	—	—	11
Foreign currency exchange contracts – matched customer book	520	—	520	—	—	520
Foreign currency exchange contracts – foreign currency loan	64	—	64	—	—	64
	$78,858	$—	$78,858	$12,107	$268	$66,483

	As of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$10	$—	$10	$—	$—	$10
Customer-related positions:
Interest rate swaps	19,535	—	19,535	4,871	(8,500)	6,164
Risk participation agreements	151	—	151	—	—	151
Foreign currency exchange contracts – matched customer book	760	—	760	—	—	760
	$20,456	$—	$20,456	$4,871	$(8,500)	$7,085
Derivative Liabilities
Interest rate swaps	$893	$—	$893	$—	$893	$—
Customer-related positions:
Interest rate swaps	61,217	—	61,217	4,871	1,860	54,486
Risk participation agreements	106	—	106	—	—	106
Foreign currency exchange contracts – matched customer book	672	—	672	—	—	672
Foreign currency exchange contracts – foreign currency loan	187	—	187	—	—	187
	$63,075	$—	$63,075	$4,871	$2,753	$55,451
15. Fair Value of Assets and Liabilities
ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able and willing to transact. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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
The fair value of other U.S. government agency obligations was estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $58.7 million at September 30, 2024 and $48.9 million at December 31, 2023. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps

The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at September 30, 2024 and December 31, 2023, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,621,870	$—	$2,621,870	$—
Government-sponsored commercial mortgage-backed securities	1,118,463	—	1,118,463	—
U.S. Agency bonds	134,842	—	134,842	—
U.S. Treasury securities	97,350	97,350	—	—
State and municipal bonds and obligations	190,827	—	190,827	—
Rabbi trust investments	101,816	94,112	7,704	—
Loans held for sale	1,993	—	1,993	—
Interest rate swap contracts:
Cash flow hedges - interest rate positions	395	—	395	—
Customer-related positions	50,476	—	50,476	—
Risk participation agreements	13	—	13	—
Foreign currency forward contracts:
Matched customer book	591	—	591	—
Mortgage derivatives	80	—	80	—
Total	$4,318,716	$191,462	$4,127,254	$—
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$3	$—	$3	$—
Customer-related positions	78,260	—	78,260	—
Risk participation agreements	11	—	11	—
Foreign currency forward contracts:
Matched customer book	520	—	520	—
Foreign currency loan	64	—	64	—
Mortgage derivatives	110	—	110	—
Total	$78,968	$—	$78,968	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,780,638	$—	$2,780,638	$—
Government-sponsored commercial mortgage-backed securities	1,124,376	—	1,124,376	—
U.S. Agency bonds	216,011	—	216,011	—
U.S. Treasury securities	95,152	95,152	—	—
State and municipal bonds and obligations	191,344	—	191,344	—
Rabbi trust investments	87,435	81,278	6,157	—
Loans held for sale	1,124	—	1,124	—
Interest rate swap contracts:
Cash flow hedges - interest rate positions	10	—	10	—
Customer-related positions	19,535	—	19,535	—
Risk participation agreements	151	—	151	—
Foreign currency forward contracts:
Matched customer book	760	—	760	—
Mortgage derivatives	69	—	69	—
Total	$4,516,605	$176,430	$4,340,175	$—
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$893	$—	$893	$—
Customer-related positions	61,217	—	61,217	—
Risk participation agreements	106	—	106	—
Foreign currency forward contracts:
Matched customer book	672	—	672	—
Foreign currency loan	187	—	187	—
Mortgage derivatives	36	—	36	—
Total	$63,111	$—	$63,111	$—
There were no transfers to or from Level 1, 2 and 3 during the nine months ended September 30, 2024 and twelve months ended December 31, 2023.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2024 or December 31, 2023.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with GAAP. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of September 30, 2024 and December 31, 2023.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$59,643	$—	$—	$59,643

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$27,874	$—	$—	$27,874
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
During the nine months ended September 30, 2024, the Company transferred one property, located in Lynn, Massachusetts, that has housed Company offices and which is comprised of an office building and land, to held for sale. As of September 30, 2024, the property was recorded at the lower of cost or market and amounted to $10.7 million. At the time of transfer to held for sale, the carrying value of the property approximated its fair value. Therefore, no write-down was recorded upon transfer.
Disclosures about Fair Value of Financial Instruments
The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of September 30, 2024	Fair Value as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$237,582	$218,784	$—	$218,784	$—
Government-sponsored commercial mortgage-backed securities	189,877	174,304	—	174,304	—
Loans, net of allowance for loan losses	17,502,062	16,972,325	—	—	16,972,325
FHLB stock	5,865	5,865	—	5,865	—
Bank-owned life insurance	203,635	203,635	—	203,635	—
Liabilities
Deposits	$21,216,854	$21,219,376	$—	$21,219,376	$—
FHLB advances	17,342	15,350	—	15,350	—
Escrow deposits of borrowers	29,405	29,405	—	29,405	—
Interest rate swap collateral funds	24,070	24,070	—	24,070	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2023	Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$254,752	$230,319	$—	$230,319	$—
Government-sponsored commercial mortgage-backed securities	194,969	174,503	—	174,503	—
Loans, net of allowance for loan losses	13,799,367	13,145,455	—	—	13,145,455
FHLB stock	5,904	5,904	—	5,904	—
Bank-owned life insurance	164,702	164,702	—	164,702	—
Liabilities
Deposits	$17,596,217	$17,593,214	$—	$17,593,214	$—
FHLB advances	17,738	15,366	—	15,366	—
Escrow deposits of borrowers	21,978	21,978	—	21,978	—
Interest rate swap collateral funds	8,500	8,500	—	8,500	—
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
The information presented within this Note excludes discontinued operations with regard to information pertaining to the three and nine months ended September 30, 2023. Refer to Note 18, “Discontinued Operations” for further discussion regarding discontinued operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Trust and investment advisory fees	$14,909	$6,235	$28,164	$18,136
Service charges on deposit accounts	8,140	7,403	23,578	21,117
Debit card processing fees	3,806	3,388	10,575	10,071
Other noninterest income (1)	3,262	2,548	17,106	7,723
Total noninterest income in-scope of ASC 606	30,117	19,574	79,423	57,047
Total noninterest income (loss) out-of-scope of ASC 606	3,411	(417)	7,145	(321,539)
Total noninterest income (loss)	$33,528	$19,157	$86,568	$(264,492)
(1)Includes income of $7.8 million, recognized during the nine months ended September 30, 2024, representing a penalty for the early withdrawal of an omnibus deposit contract. No such income was recognized for the nine months ended September 30, 2023.
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

Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.6 million as of both September 30, 2024 and December 31, 2023, and were included in other assets in the Company’s Consolidated Balance Sheets.
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
The asset management and/or custody fees are primarily based upon a percentage of the monthly valuation of the principal assets in the customer’s account. Customers are also charged a base fee which is prorated over a twelve-month period. Fees for additional or special services are generally fixed in nature and are charged as services are rendered. All revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Trust and advisory fees earned but not yet received amounted to $5.2 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively.
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.4 million as of both September 30, 2024 and December 31, 2023, and were included in other assets in the Company’s Consolidated Balance Sheets.
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

17. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized gains on securities available for sale:
Change in fair value of securities available for sale	$163,167	$(41,669)	$121,498	$114,779	$(26,697)	$88,082
Less: reclassification adjustment for losses included in net income	—	—	—	(7,557)	2,094	(5,463)
Net change in fair value of securities available for sale	163,167	(41,669)	121,498	122,336	(28,791)	93,545
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	37,548	(10,400)	27,148	(14,003)	3,879	(10,124)
Less: net cash flow hedge gains reclassified into interest income	(13,900)	3,851	(10,049)	(42,003)	11,635	(30,368)
Net change in fair value of cash flow hedges	51,448	(14,251)	37,197	28,000	(7,756)	20,244
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(1,775)	492	(1,283)	(5,325)	1,476	(3,849)
Less: accretion of prior service credit	2,488	(689)	1,799	7,465	(2,068)	5,397
Net change in other comprehensive income for defined benefit postretirement plans	(713)	197	(516)	(2,140)	592	(1,548)
Total other comprehensive income	$213,902	$(55,723)	$158,179	$148,196	$(35,955)	$112,241

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(157,750)	$40,490	$(117,260)	$(194,259)	$52,004	$(142,255)
Less: reclassification adjustment for losses included in net income	—	—	—	(333,170)	74,630	(258,540)
Net change in fair value of securities available for sale	(157,750)	40,490	(117,260)	138,911	(22,626)	116,285
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	(29,022)	8,193	(20,829)	(66,168)	19,795	(46,373)
Less: net cash flow hedge losses reclassified into interest income	(13,723)	3,874	(9,849)	(34,557)	9,757	(24,800)
Net change in fair value of cash flow hedges	(15,299)	4,319	(10,980)	(31,611)	10,038	(21,573)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(2,468)	697	(1,771)	(7,404)	2,091	(5,313)
Less: accretion of prior service credit	2,970	(839)	2,131	8,910	(2,495)	6,415
Net change in other comprehensive income for defined benefit postretirement plans	(502)	142	(360)	(1,506)	404	(1,102)
Total other comprehensive (loss) income	$(173,551)	$44,951	$(128,600)	$105,794	$(12,184)	$93,610
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2024	$(584,243)	$(31,571)	$7,462	$(608,352)
Other comprehensive income (loss) before reclassifications	88,082	(10,124)	—	77,958
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(5,463)	(30,368)	1,548	(34,283)
Net current-period other comprehensive income (loss)	93,545	20,244	(1,548)	112,241
Ending Balance: September 30, 2024	$(490,698)	$(11,327)	$5,914	$(496,111)
Beginning Balance: January 1, 2023	$(880,156)	$(50,159)	$7,123	$(923,192)
Other comprehensive loss before reclassifications	(142,255)	(46,373)	—	(188,628)
Less: Amounts reclassified from accumulated other comprehensive loss	(258,540)	(24,800)	1,102	(282,238)
Net current-period other comprehensive income (loss)	116,285	(21,573)	(1,102)	93,610
Ending Balance: September 30, 2023	$(763,871)	$(71,732)	$6,021	$(829,582)
18. Discontinued Operations
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
The following table presents operating results of the discontinued insurance agency business for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(In thousands)
Noninterest income:
Insurance commissions	$25,897	$85,177
Other noninterest income	13	51
Total noninterest income	25,910	85,228
Noninterest expense:
Salaries and employee benefits	24,655	57,991
Office occupancy and equipment	2,755	4,279
Data processing	1,013	3,216
Professional services	1,291	2,615
Marketing expenses	53	152
Amortization of intangible assets	665	2,002
Other	1,514	3,976
Total noninterest expense	31,946	74,231
(Loss) income from discontinued operations before income tax expense	(6,036)	10,997
Income tax (benefit) expense	(1,685)	3,125
(Loss) income from discontinued operations, net of taxes (1)	$(4,351)	$7,872
(1)Represents net income from discontinued operations that is presented in the Consolidated Statements of Income.

Certain income and expense amounts were excluded from discontinued operations as they relate to assets and liabilities which were not assumed by Gallagher. The following is a summary of such items and the corresponding income tax effect for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(In thousands)
Noninterest income:
(Loss) income from investments held in rabbi trusts	$(91)	$489
Other noninterest income (1)	15	44
Total noninterest (loss) income	(76)	533
Noninterest expense:
Salaries and employee benefits (2)	(96)	484
Office occupancy and equipment (3)	102	343
Other (4)	474	1,468
Total noninterest expense	480	2,295
Loss before income tax expense	(556)	(1,762)
Income tax benefit	(156)	(495)
Net loss	$(400)	$(1,267)
(1)Includes income on Company-owned life insurance policies which were not disposed of and were transferred to the Bank upon sale of assets of Eastern Insurance Group.
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
Continuing Involvement
Pursuant to the agreement, the Company agreed to provide certain transitional services to Gallagher for up to six months following the closing of the sale. Such services included certain information and technology support and human resources support. The Company was compensated for such services on a monthly basis, and the total compensation over the six month period plus reimbursement of amounts paid by the Company in connection with its performance of the transitional services was not material.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2024, and our results of operations for the three and nine months ended September 30, 2024 and 2023. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2023 Form 10-K.
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
•the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments, including a reduction in demand for office space because of the prevalence of remote work practices;
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
•operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics, including a resurgence of COVID-19;
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
In September 2023, following the approval of the sale of our insurance agency business by our board of directors, we reclassified our insurance agency business as held for sale in connection with a planned disposition of the business. Accordingly, the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and Consolidated Statements of Cash flows for the nine months ended September 30, 2023 present discontinued operations. For further discussion, refer to Note 18, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
We completed our merger with Cambridge on July 12, 2024. In accordance with applicable accounting guidance, we recognize assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. We used third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the merger date, including loans, core deposit intangible, trade name intangible, customer list intangible, premises and equipment, and certificates of deposit. While we used our best estimates and assumptions to accurately value assets acquired and liabilities assumed on the merger date, the estimates are inherently uncertain. The calculation of goodwill is subject to change for up to one year after the date of merger as additional information relative to the closing date estimates and uncertainties become available. As we finalize our review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required. The allowance for loan losses on PCD loans was recognized within business combination accounting. The allowance for loan losses on non-PCD loans was recognized as a provision expense in the same period as the business combination. For further discussion of our merger with Cambridge, refer to Note 3, “Mergers and Acquisitions” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
There have been no other material changes in critical accounting policies during the three and nine months ended September 30, 2024.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $25.5 billion and $21.1 billion at September 30, 2024 and December 31, 2023, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the New Hampshire Banking Department, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Cambridge Trust Wealth Management division. Previously, our wealth management and trust operations were conducted through Eastern Wealth Management. Following our merger with Cambridge Bancorp, described further below, the wealth management divisions of both banks now operate under the “Cambridge Trust Wealth Management, a division of Eastern Bank,” brand name.
On July 12, 2024, we completed our previously announced merger with Cambridge Bancorp (“Cambridge”) and Cambridge Trust Company (“Cambridge Trust”). In accordance with the terms of the definitive merger agreement, through which we agreed to acquire Cambridge through a merger with the Company as the surviving entity, each share of Cambridge common stock was exchanged for 4.956 shares of our common stock. The transaction qualifies as a tax-free reorganization for federal income tax purposes and provided Cambridge shareholders with a tax-free exchange of their shares of Cambridge common stock in exchange for our common stock as the consideration they received in the merger. We issued 38.9 million shares of our common stock in the exchange which resulted in a transaction value of approximately $580.6 million based upon the closing price of our common stock on July 12, 2024 of $14.87 per share.
Cambridge, a Massachusetts corporation, was a federally registered bank holding company headquartered in Cambridge, Massachusetts. Cambridge Trust, a Massachusetts-chartered trust company formed in 1890, was a wholly-owned subsidiary of Cambridge that operated through a network of 18 full-service banking offices in eastern Massachusetts and New Hampshire with $5.3 billion in total assets and $3.9 billion in deposits as of July 12, 2024. Cambridge’s core services also included wealth management. Through its wealth management group, which had offices in Massachusetts and New Hampshire, it offered comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Cambridge had assets under management and administration of approximately $5.0 billion as of July 12, 2024. Cambridge Trust’s wholly owned subsidiary, Cambridge Trust Company of New Hampshire Inc. (“CTCNH”), offered trust services pursuant to New Hampshire law and was regulated by the New Hampshire Banking Department. CTCNH is now a subsidiary of Eastern Bank.
In recent years, we managed our business under two business segments: our banking business and our insurance agency business. On October 31, 2023, we sold substantially all of the assets and transferred certain liabilities of our insurance agency business. In the third quarter of 2023, following management’s decision to sell our insurance agency business, we reclassified the related assets and liabilities to assets and liabilities of discontinued operations, respectively, on our Consolidated Balance Sheets. Accordingly, the results of discontinued operations were reclassified to “net income from discontinued operations” on our Consolidated Statements of Income. For additional discussion of discontinued operations, refer to Note 18, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. The following discussion excludes amounts reported as discontinued operations.
Net loss and net income from continuing operations for the three and nine months ended September 30, 2024, respectively, computed in accordance with GAAP was $6.2 million and $58.8 million, respectively, as compared to net income and net loss from continuing operations of $63.5 million and $94.2 million for the three and nine months ended September 30, 2023, respectively, representing a decrease of 109.8% and an increase of 162.4%, respectively. The decrease in net income from continuing operations to a net loss for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to one-time expenses associated with our merger with Cambridge including the non-PCD loan “day-2” provision for the allowance for loan losses, which was recorded subsequent to the completion of the merger and is hereafter referred to as the “non-PCD loan “day-2” provision for the allowance for loan losses, and merger and acquisition expenses recorded during the three months ended September 30, 2024. Refer to the later sections titled “Results of Operations” within this Item 2 for additional discussion. The increase in net income from continuing operations for the nine months ended September 30, 2024 from a net loss from continuing operations for the nine months ended September 30, 2023 was primarily due to the sale of available for sale securities at a loss in connection with our balance sheet repositioning completed in March 2023 which resulted in a net loss for the nine months ended September 30, 2023 and was partially offset by the previously indicated one-time expenses associated with our merger with Cambridge including the non-PCD loan “day-2” provision for the allowance for loan losses and merger and acquisition expenses. Refer to the later section titled “Results of Operations” within this Item 2 for additional discussion.
Net loss and income from continuing operations for the three and nine months ended September 30, 2024 and net income and net loss from continuing operations for the three and nine months ended September 30, 2023, respectively, included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and nine months ended September 30, 2024 was $49.7 million and $124.3 million, respectively, compared to operating net income for the three and nine months ended September 30, 2023 of $52.1 million and $146.3 million, respectively, representing decreases of 4.6% and 15.1%, respectively. These decreases were primarily due to higher noninterest expense on an operating basis for both the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. See “Non-GAAP Financial Measures” and “Results of Operations” within this Item 2 for a reconciliation of operating net income to net income on a GAAP basis and further discussion of noninterest income and noninterest expense.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of September 30, 2024 and December 31, 2023, we had total commercial and industrial loans of $3.3 billion and $3.0 billion, respectively, representing 18.8% and 21.8%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. As of September 30, 2024 and December 31, 2023, commercial and industrial loans in our SNC Program portfolio totaled $673.7 million and $606.2 million, respectively, or 20.2% and 20.0%, respectively, of our commercial and industrial portfolio, and 51.3% and 45.1%, respectively, of our commercial and industrial SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and industrial revenue bonds (“IRBs”), the balances of which are detailed below:
◦As of September 30, 2024 and December 31, 2023, our ABL Portfolio totaled $201.8 million and $203.1 million, respectively, or 6.0% and 6.7%, respectively, of our commercial and industrial portfolio.
◦As of September 30, 2024 and December 31, 2023, our commercial and industrial IRB portfolio, which is comprised of municipal bonds issued to finance major capital projects, totaled $934.1 million and $934.5 million, respectively, or 28.0% and 30.8%, respectively, of our commercial and industrial portfolio.

•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other type properties. As of September 30, 2024 and December 31, 2023, we had total commercial real estate loans of $7.2 billion and $5.5 billion, representing 40.4% and 39.1%, respectively, of our total loans as of each period end. As of both September 30, 2024 and December 31, 2023, owner occupied loans totaled $1.0 billion, representing 13.8% and 18.2%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also includes loans included in our SNC Program portfolio described above. As of September 30, 2024 and December 31, 2023, commercial real estate loans in our SNC Program portfolio totaled $113.1 million and $86.3 million, respectively, or 1.6% of our commercial real estate loan portfolio at each period end. As of September 30, 2024 and December 31, 2023, 76.1% and 100.0%, respectively, of our commercial real estate SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial real estate loan portfolio also included IRB loans of $643.9 million and $591.0 million as of September 30, 2024 and December 31, 2023, respectively, representing 9.0% and 10.8%, respectively, of our commercial real estate portfolio.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of September 30, 2024 and December 31, 2023, we had total commercial construction loans of $513.5 million and $387.0 million, respectively, representing 2.9% and 2.8%, respectively, of our total loans. Our commercial construction loan portfolio also includes loans included in our SNC Program portfolio described above. As of September 30, 2024 and December 31, 2023, commercial construction loans in our SNC Program portfolio totaled $39.9 million and $10.2 million, respectively, or 7.8% and 2.6% respectively, of our commercial construction loan portfolio. As of both September 30, 2024 and December 31, 2023, 100.0% of our commercial construction SNC Program portfolio were loans to borrowers headquartered in our primary lending market. Our commercial construction loan portfolio also included IRB loans of $114.0 million and $63.8 million as of September 30, 2024 and December 31, 2023, respectively, representing 22.2% and 16.5% respectively, of our commercial construction portfolio.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of September 30, 2024 and December 31, 2023, we had total business banking loans of $1.3 billion and $1.1 billion, respectively, representing 7.4% and 7.8% of our total loans for each period end, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $239.4 million and $1.1 billion, respectively, as of September 30, 2024, and $186.9 million and $898.9 million, respectively, as of December 31, 2023.
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
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of September 30, 2024 and December 31, 2023, we had total residential real estate loans of $4.1 billion and $2.6 billion, respectively, representing 23.0% and 18.4%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential real estate loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and nine months ended September 30, 2024, residential real estate mortgage loan originations were $117.3 million and $244.9 million, respectively, of which $30.9 million and $65.7 million, respectively, were sold on the secondary markets. Comparatively, during the three and nine months ended September 30, 2023, residential real estate mortgage loan originations were $115.3 million and $253.0 million, respectively, of which $14.7 million and $36.6 million, respectively, were sold on the secondary markets.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of September 30, 2024 and December 31, 2023, we had total consumer home equity loans of $1.4 billion and $1.2 billion, respectively, representing 7.7% and 8.7%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of September 30, 2024 and December 31, 2023, we had total other consumer loans of $271.8 million and $235.5 million, respectively, representing 1.5% and 1.7%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
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
Other Consumer Deposit Products
•We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 109 branches located in eastern Massachusetts and New Hampshire, through our call center in our facility in Lynn, MA and through our online and mobile banking applications.
Wealth Management Services
•Through our Cambridge Trust Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of September 30, 2024 and December 31, 2023, we held $8.7 billion and $3.3 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2024, we had noninterest income of $14.9 million and $28.2 million, respectively, from providing these services compared to $6.2 million and $18.1 million for the three and nine months ended September 30, 2023, respectively.
Outlook and Trends
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its meeting on September 18, 2024, the FOMC decided to lower the target range for the federal funds rate by 50 basis points from the range set at its July 26, 2023 meeting to a range of 4.75% to 5.00%. At its most recent meeting on November 7, 2024, the FOMC again decided to lower the target range for the federal funds rate by 25 basis points from the range set at its September 18, 2024 meeting to a range of 4.50% to 4.75% and indicated, in considering additional adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC further indicated it is strongly committed to supporting maximum employment and reducing the annual inflation rate to its 2 percent objective.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 33% of the outstanding principal balance of our loans, gross of outstanding interest rate swaps as described further below, as of September 30, 2024 was indexed to a market rate that is expected to reprice with similar magnitude and direction as the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion on September 30, 2024, representing approximately 13.3% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 13, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
Non-GAAP Financial Measures
We present certain non-GAAP financial measures, which management uses to evaluate our performance, and which exclude the effects of certain transactions, non-cash items and GAAP adjustments that we believe are unrelated to our core business and are therefore not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core business as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding GAAP financial measures. Except as otherwise indicated, the information presented for the three and nine months ended September 30, 2023 within this section excludes discontinued operations. Refer to Note 18, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for further discussion regarding discontinued operations.
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, tangible net income to average tangible shareholders’ equity, tangible operating net income to average tangible shareholders' equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other assets, (iv) rabbi trust employee benefits expense, (v) impairment charges on tax credit investments and associated tax credit benefits, (vi) OREO gains and losses, (vii) merger and acquisition expenses, including the “day-2” provision for allowance for loan losses for non-PCD acquired loans, and (viii) certain discrete tax items. There were no expenses indirectly associated with OREO gains or losses, or impairment charges on tax credit investments and associated tax credit benefits during the periods presented in this Quarterly Report on Form 10-Q.
We also present tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, average tangible shareholders’ equity, the ratios of tangible net (loss) income from continuing operations and tangible operating net income to average tangible shareholders’ equity and tangible book value per share, each of which excludes the impact of goodwill and other intangible assets, as we believe these financial measures provide investors with the ability to further assess our performance, identify trends in our core business and provide a comparison of our capital adequacy to other companies. We have included the tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.
In the third quarter of 2024, we changed our (loss) return on average tangible shareholders' equity and operating return on average tangible shareholders’ equity computations to utilize tangible net (loss) income from continuing operations and tangible operating net income, respectively, in the numerators of the computations. Tangible net (loss) income from continuing operations excludes the amortization of intangible assets and the related tax effect and tangible operating net income excludes, in addition to the adjustments to derive operating net income, the amortization of intangible assets and related tax effect. In addition, in the third quarter of 2024, we changed the computation of our operating efficiency ratio to exclude, in addition to the adjustments made to operating net income, the amortization of intangible assets. Management believes the changes to such ratios result in a more meaningful measure of our financial performance and such measures are used by management when analyzing corporate performance.
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
The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net income (loss) from continuing operations (GAAP)	$(6,188)	$63,464	$58,790	$(94,198)
Non-GAAP adjustments:
Add:
Provision for non-PCD acquired loans	40,899	—	40,899	—
Noninterest income components:
(Income) loss from investments held in rabbi trusts	(3,591)	1,523	(9,670)	(4,336)
Losses on sales of securities available for sale, net	—	—	7,557	333,170
Losses (gains) on sales of other assets	2,970	(2)	2,972	3
Noninterest expense components:
Rabbi trust employee benefit expense (income)	1,326	(586)	4,002	2,002
Merger and acquisition expenses	27,577	3,630	33,077	3,630
Total impact of non-GAAP adjustments	69,181	4,565	78,837	334,469
Less net tax benefit associated with non-GAAP adjustment (1)	13,328	15,944	13,362	93,960
Non-GAAP adjustments, net of tax	$55,853	$(11,379)	$65,475	$240,509
Operating net income (non-GAAP)	$49,665	$52,085	$124,265	$146,311

Weighted average common shares outstanding during the period:
Basic	196,700,222	162,370,469	174,398,692	162,199,158
Diluted	197,706,644	162,469,887	175,270,559	162,260,503

Earnings (losses) per share from continuing operations, basic	$(0.03)	$0.39	$0.34	$(0.58)
Earnings (losses) per share from continuing operations, diluted	$(0.03)	$0.39	$0.34	$(0.58)

Operating earnings per share, basic (non-GAAP)	$0.25	$0.32	$0.71	$0.90
Operating earnings per share, diluted (non-GAAP)	$0.25	$0.32	$0.71	$0.90
(1)The net tax benefit associated with these items is generally determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. The net tax benefit amount for the nine months ended September 30, 2023 primarily resulted from the sale of securities classified as available for sale in the first quarter of 2023 and a $23.7 million tax benefit resulting from the transfer of certain securities from Market Street Securities Corp (“MSSC”), a wholly owned subsidiary which was liquidated during the first quarter of 2023, to Eastern Bank, and the net effect of establishing a valuation allowance and the subsequent reversal of the federal portion of such valuation allowance. Upon the sale of securities in the first quarter of 2023, we established a valuation allowance of $17.4 million, which is included in the net tax benefit amount, as it was determined at that time that it was not more-likely-than-not that the entirety of the deferred tax asset related to the loss on such securities would be realized. Following the execution of the agreement to sell our insurance agency business in September 2023 and our estimate of the resulting capital gain, we reversed the associated federal valuation allowance previously established as we had determined it was more-likely-than-not that the entirety of the federal deferred tax asset related to the loss on such securities would be realized. The net tax benefit for the three months ended September 30, 2023 was primarily due to the reversal of the remainder of the federal portion of the valuation allowance described above and a net tax benefit associated with a change in management’s estimate of annual pre-tax loss for purposes of determining our quarterly income tax provision.
The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income (loss), noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net interest income (GAAP)	$169,855	$137,205	$428,404	$417,102
Add:
Tax-equivalent adjustment (non-GAAP)	4,792	4,376	13,828	12,698
Fully-taxable equivalent net interest income on an operating basis (non-GAAP)	174,647	141,581	442,232	429,800
Noninterest income (loss) (GAAP)	33,528	19,157	86,568	(264,492)
Less:
Income (loss) from investments held in rabbi trusts	3,591	(1,523)	9,670	4,336
Losses on sales of securities available for sale, net	—	—	(7,557)	(333,170)
(Losses) gains on sales of other assets	(2,970)	2	(2,972)	(3)
Noninterest income on an operating basis (non-GAAP)	32,907	20,678	87,427	64,345
Noninterest expense (GAAP)	$159,753	$101,748	$370,824	$297,573
Less:
Rabbi trust employee benefit expense (income)	1,326	(586)	4,002	2,002
Merger and acquisition expenses	27,577	3,630	33,077	3,630
Noninterest expense on an operating basis (non-GAAP)	130,850	98,704	333,745	291,941
Amortization of intangible assets	6,210	504	7,218	1,299
Noninterest expense for calculation of operating efficiency ratio (non-GAAP)	$124,640	$98,200	$326,527	$290,642
Total revenue from continuing operations (GAAP)	$203,383	$156,362	$514,972	$152,610
Total operating revenue (non-GAAP)	$207,554	$162,259	$529,659	$494,145
Ratios:
Efficiency ratio (GAAP)	78.55%	65.07%	72.01%	194.99%
Operating efficiency ratio (non-GAAP)	60.05%	60.52%	61.65%	58.82%

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of September 30,	As of December 31,
	2024	2023
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$3,671,138	$2,974,855
Less: Goodwill and other intangibles	1,057,509	566,205
Tangible shareholders’ equity (non-GAAP)	2,613,629	2,408,650
Tangible assets:
Total assets (GAAP)	25,507,187	21,133,278
Less: Goodwill and other intangibles	1,057,509	566,205
Tangible assets (non-GAAP)	$24,449,678	$20,567,073
Shareholders’ equity to assets ratio (GAAP)	14.4%	14.1%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	10.7%	11.7%
Book value per share:
Common shares issued and outstanding	214,802,602	176,426,993
Book value per share (GAAP)	$17.09	$16.86
Tangible book value per share (non-GAAP)	$12.17	$13.65
The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net (loss) income from continuing operations and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Tangible net (loss) income:
Net (loss) income from continuing operations (GAAP)	$(6,188)	$63,464	$58,790	$(94,198)
Add: Amortization of intangible assets	6,210	504	7,218	1,299
Less: Tax effect of amortization of intangible assets (4)	1,720	142	1,999	367
Tangible net (loss) income from continuing operations (non-GAAP)	$(1,698)	$63,826	$64,009	$(93,266)

Operating net income (non-GAAP) (1)	$49,665	$52,085	$124,265	$146,311
Add: Amortization of intangible assets	6,210	504	7,218	1,299
Less: Tax effect of amortization of intangible assets (4)	1,720	142	1,999	367
Tangible operating net income (non-GAAP)	$54,155	$52,447	$129,484	$147,243

Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$3,526,294	$2,539,806	$3,143,122	$2,533,390
Less: Average goodwill and other intangibles (2)	974,546	658,591	703,027	659,729
Average tangible shareholders’ equity (non-GAAP)	$2,551,748	$1,881,215	$2,440,095	$1,873,661
Ratios:
(Loss) return on average total shareholders’ equity (GAAP) (3)	(0.70)%	9.91%	2.50%	(4.97)%
(Loss) return on average tangible shareholders’ equity (non-GAAP) (3)	(0.26)%	13.46%	3.50%	(6.66)%
Operating return on average tangible shareholders’ equity (non-GAAP) (3)	8.45%	11.07%	7.09%	10.51%

(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net (loss) income from continuing operations.
(2)Includes goodwill and other intangibles included in assets of discontinued operations within the Company’s Consolidated Balance Sheets for the three and nine months ended September 30, 2023.
(3)Presented on an annualized basis.
(4)The tax effect of amortization of intangible assets was calculated using our combined statutory tax rate of 27.7% for the three and nine months ended September 30, 2024 and 28.23% for the three and nine months ended September 30, 2023.
Financial Position
Summary of Financial Position

	As of September 30, 2024	As of December 31, 2023	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$889,476	$693,076	$196,400	28.3%
Securities available for sale	4,163,352	4,407,521	(244,169)	(5.5)%
Securities held to maturity	427,459	449,721	(22,262)	(5.0)%
Loans, net of allowance for loan losses	17,502,062	13,799,367	3,702,695	26.8%
Federal Home Loan Bank stock	5,865	5,904	(39)	(0.7)%
Goodwill and other intangible assets	1,057,509	566,205	491,304	86.8%
Deposits	21,216,854	17,596,217	3,620,637	20.6%
Borrowed funds	70,817	48,216	22,601	46.9%
Cash and cash equivalents
Total cash and cash equivalents increased by $196.4 million, or 28.3%, to $889.5 million at September 30, 2024 from $693.1 million at December 31, 2023. This increase was primarily due to proceeds from the sale of AFS securities of $955.3 million and proceeds from maturities and principal paydowns of AFS and HTM securities of $305.5 million. Partially offsetting these increases were net repayments of FHLB advances of $763.0 million, which includes repayment of advances assumed in connection with our merger with Cambridge, a net decrease in deposits, excluding deposits acquired from Cambridge, of $253.1 million, and a net increase in gross loans, excluding loans acquired from Cambridge, of $156.0 million during the nine months ended September 30, 2024. For further discussion of the change in securities, deposits, and loans, refer to the later “Securities,” “Borrowings,” “Deposits,” “Loans,” and “Deposits,” sections in this Item 2. For further information regarding our merger with Cambridge, refer to Note 3, “Mergers and Acquisitions” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of September 30, 2024	As of December 31, 2023
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,621,870	$2,780,638
Government-sponsored commercial mortgage-backed securities	1,118,463	1,124,376
U.S. Agency bonds	134,842	216,011
U.S. Treasury securities	97,350	95,152
State and municipal bonds and obligations	190,827	191,344
Total available for sale securities, at fair value	4,163,352	4,407,521
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	237,582	254,752
Government-sponsored commercial mortgage-backed securities	189,877	194,969
Total held to maturity securities, at amortized cost	427,459	449,721
Total	$4,590,811	$4,857,242
Our securities portfolio decreased $0.3 billion, or 5.5%, to $4.6 billion at September 30, 2024 from $4.9 billion at December 31, 2023. This decrease was primarily due to maturities and principal paydowns of AFS and HTM securities of $305.5 million and sales of AFS securities of $955.3 million. Included in this activity are principal paydowns and proceeds from the sale of securities acquired in connection with our merger with Cambridge of $883.0 million, representing all of the securities acquired at fair value. All acquired securities paid down or were sold immediately following the completion of the merger. No gain or loss was recognized upon the sale as the securities were marked to fair value in connection with our purchase accounting based upon quoted sale prices.
We did not have trading investments at September 30, 2024 or December 31, 2023.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $190.6 million at September 30, 2024 compared to $191.1 million at December 31, 2023.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both September 30, 2024 and December 31, 2023, we had no securities categorized as Level 3 within the fair value hierarchy.

The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended September 30, 2024 and December 31, 2023. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of September 30, 2024 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.38%	1.67%	1.59%	1.59%
Government-sponsored commercial mortgage-backed securities	—	1.65	1.54	1.95	1.78
U.S. Agency bonds	—	1.41	—	—	1.41
U.S. Treasury securities	3.15	0.78	—	—	1.96
State and municipal bonds and obligations	2.39	2.72	3.55	4.12	3.70
Total available for sale securities	3.07%	1.61%	1.91%	1.72%	1.73%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.36	—	2.22
Total held to maturity securities	—%	2.16%	2.36%	2.87%	2.58%
Total	3.07%	1.70%	1.98%	1.79%	1.80%

	Securities Maturing as of December 31, 2023 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.35%	1.90%	1.59%	1.60%
Government-sponsored commercial mortgage-backed securities	—	1.92	1.40	1.95	1.79
U.S. Agency bonds	—	1.35	—	—	1.35
U.S. Treasury securities	—	1.96	—	—	1.96
State and municipal bonds and obligations	1.33	2.41	3.34	4.09	3.66
Total available for sale securities	1.33%	1.76%	1.62%	1.73%	1.72%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	2.18	2.25	—	2.22
Total held to maturity securities	—%	2.18%	2.25%	2.87%	2.59%
Total	1.33%	1.81%	1.75%	1.79%	1.79%
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

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

					Organic Change
	As of September 30, 2024	As of December 31, 2023	Change	Cambridge Acquired Loan Balances	Amount ($)	Percentage (%)
	(In thousands)
Commercial and industrial	$3,340,029	$3,034,068	$305,961	$339,581	$(33,620)	(1.1)%
Commercial real estate	7,174,861	5,457,349	1,717,512	1,692,705	24,807	0.5%
Commercial construction	513,519	386,999	126,520	141,420	(14,900)	(3.9)%
Business banking	1,321,179	1,085,763	235,416	120,454	114,962	10.6%
Residential real estate	4,080,736	2,565,485	1,515,251	1,528,534	(13,283)	(0.5)%
Consumer home equity	1,361,971	1,208,231	153,740	87,785	65,955	5.5%
Other consumer	271,831	235,533	36,298	24,196	12,102	5.1%
Total gross loans	$18,064,126	$13,973,428	$4,090,698	$3,934,675	$156,023	1.1%
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $4.1 billion, or 29.3%, to $18.1 billion at September 30, 2024 from $14.0 billion at December 31, 2023. The increase was primarily due to loans acquired in connection with our merger with Cambridge. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion. Excluding the addition of acquired loans, our gross loans increased $156.0 million, or 1.1%, which was primarily attributable to increased balances of business banking and consumer home equity loans.
•Excluding Cambridge-acquired loans, our business banking portfolio increased by $115.0 million, or 10.6%, from December 31, 2023 to September 30, 2024 which was primarily due to increased balances in our commercial real estate investment loan business banking category which reflects a continued focus by management on the growth of this portfolio.
•Excluding Cambridge-acquired loans, our consumer home equity portfolio increased by $66.0 million, or 5.5%, from December 31, 2023 to September 30, 2024 which was primarily due to additional draws by borrowers on home equity lines of credit.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and it is concentrated in the New England geographical area, with 84.0% of our commercial loans in Massachusetts and New Hampshire as of September 30, 2024.
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
Special mention, substandard and doubtful loans totaled 6.8% and 4.1% of total commercial loans outstanding at September 30, 2024 and December 31, 2023, respectively. This increase was driven by several risk rating downgrades of loans in the commercial real estate and commercial and industrial portfolios.

Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio increased to 0.54% at September 30, 2024, compared to 0.41% at December 31, 2023.
The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	September 30, 2024	December 31, 2023
Portfolio
Commercial and industrial	—%	0.13%
Commercial real estate	0.34%	—%
Commercial construction	0.29%	—%
Business banking	0.85%	0.58%
Residential real estate	1.05%	1.11%
Consumer home equity	1.25%	1.43%
Other consumer	0.33%	0.46%
Total	0.54%	0.41%
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
NPLs increased $71.9 million, or 136.9%, to $124.5 million at September 30, 2024 from $52.6 million at December 31, 2023. NPLs as a percentage of total loans increased to 0.70% at September 30, 2024 from 0.38% at December 31, 2023. Refer to the later “Allowance for Loan Losses” section in this Item 2 for a discussion of the change in non-accrual loans which comprise our NPLs as of September 30, 2024 and December 31, 2023.
The total amount of interest recorded on NPLs during both the nine months ended September 30, 2024 and 2023 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.9 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. The aggregate amortized cost balance as of September 30, 2024 of loans modified during the three and nine months ended September 30, 2024 which were determined to be modifications to borrowers experiencing financial difficulty was $13.2 million and $33.4 million, respectively. Included in such modifications during the nine months ended September 30, 2024, were four commercial real estate loans collateralized by properties in our office risk segment, one of which was modified during the three months ended September 30, 2024. The aggregate amortized cost balance as of September 30, 2023 of loans modified during the three and nine months ended September 30, 2023 which were determined to be modifications to borrowers experiencing financial difficulty was $2.9 million and $7.0 million, respectively.
As of September 30, 2024, there were two loans with an aggregate balance of $0.3 million that had been modified to borrowers experiencing financial difficulty during the during the twelve-month period then ended which had subsequently defaulted during the nine months ended September 30, 2024. As of September 30, 2023, there were no loans that had been modified to borrowers experiencing financial difficulty during the nine-month period then ended which had subsequently defaulted during the nine months ended September 30, 2023.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the merger date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the merger date. As of September 30, 2024 and December 31, 2023, the carrying amount of PCD loans was $373.8 million and $49.1 million, respectively. The increase in PCD loans was due to our acquisition of PCD loans during the three months ended September 30, 2024 in connection with our merger with Cambridge which was completed on July 12, 2024 and added $356.1 million in PCD loans on a gross amortized cost basis.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit the potential to be unable to comply in the future with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $183.2 million, or 49.0%, to $556.9 million at September 30, 2024 from $373.7 million at December 31, 2023. These loans as a percentage of total loans increased to 3.1% at September 30, 2024 from 2.7% at December 31, 2023. The increase in potential problem loans from December 31, 2023 to September 30, 2024 was primarily due to the downgrade of certain commercial real estate and commercial and industrial loans during the nine months ended September 30, 2024, including certain commercial real estate loans collateralized by properties in the office risk segment, and the addition of certain loans acquired in connection with our merger with Cambridge. Refer to the below “Commercial Real Estate Office Exposure” section of this Item 2 for additional information.
Commercial Real Estate Office Exposure. Our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, and mixed-use properties where rental income is primarily from office space) totaled $1.1 billion and $818.9 million as of September 30, 2024 and December 31, 2023, respectively, of which $277.6 million was acquired in connection with our merger with Cambridge. As of September 30, 2024, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 91.7% of the total recorded investment balance of office-related CRE loans are located, and approximately 22.1% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as reduced occupancy as a result of the increase in hybrid and fully remote work arrangements post-COVID and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of September 30, 2024, nine of these loans, which had a total recorded investment balance of $77.0 million, were on non-accrual status. We recorded a partial charge-off of $7.3 million of the commercial real estate loan which transitioned to non-accrual during the nine months ended September 30, 2024. As of December 31, 2023, two of these loans were on non-accrual status and had a total recorded investment balance of $14.0 million.

The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	September 30, 2024	December 31, 2023
	(In thousands)
Commercial real estate
Pass	$828,945	$683,545
Special mention	3,691	—
Substandard	122,975	104,962
Doubtful	76,937	13,969
Total commercial real estate	$1,032,548	$802,476
Commercial construction
Pass	$—	$15,986
Special mention	544	454
Substandard	24,845	—
Doubtful	—	—
Total commercial construction	$25,389	$16,440
Total	$1,057,937	$818,916
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	September 30, 2024	December 31, 2023
	(In thousands)
Commercial real estate
Office	$651,131	$425,682
Medical office	114,689	113,110
Mixed-use	266,728	263,684
Total commercial real estate	$1,032,548	$802,476
Commercial construction
Office	$544	$454
Medical office	24,845	14,961
Mixed-use	—	1,025
Total commercial construction	$25,389	$16,440
Total	$1,057,937	$818,916
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
The allowance for loan losses increased by $104.8 million, or 70.4%, to $253.8 million, or 1.43% of total loans, at September 30, 2024 from $149.0 million, or 1.07% of total loans at December 31, 2023. The increase in the allowance for loan losses was primarily due to our merger with Cambridge, which was completed on July 12, 2024. In connection with the merger, we recorded an allowance for acquired PCD loans of $55.8 million, as a gross-up of the corresponding loan balance, and a “day-2” allowance for acquired non-PCD loans of $40.9 million, recognized through the provision for allowance for loan losses. Excluding these amounts, the allowance for loan losses increased by $8.1 million from December 31, 2023 to September 30, 2024. Management determined a provision to be necessary for the nine months ended September 30, 2024 primarily due to $11.8 million in charge-offs of commercial real estate loans including one commercial real estate loan, of which $7.3 million was partially charged-off, collateralized by a property in the office risk segment which transitioned to non-accrual status during the three months ended March 31, 2024 and had not been previously reserved for on a specific reserve basis, and due to an increase in specific reserves for commercial real estate loans collateralized by a property in the office risk segment.
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets. Our reserve for unfunded lending commitments decreased by $0.1 million, or 0.7%, to $14.0 million at September 30, 2024 from $14.1 million at December 31, 2023. The decrease was primarily due to lower reserve rates and unfunded balances within the commercial construction portfolio, which were attributable to an improved economic forecast and draws by borrowers which served to reduce unfunded balances. The decrease in our reserve for unfunded lending commitments contributed to a decrease in our other non-interest expense during the nine months ended September 30, 2024.
For additional discussion of the change in allowance for loan losses, refer to the later “Provision for Loan Losses,” included in the “Results of Operations” section within this Item 2.

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(7)	$(109)	$(88)	$(274)
Commercial real estate	4,456	(2)	9,563	(8)
Commercial construction	—	—	—	—
Business banking	356	(306)	851	(394)
Residential real estate	(43)	(30)	(91)	(63)
Consumer home equity	(19)	(39)	(76)	(33)
Other consumer	395	623	1,403	1,548
Total net loan charge-offs	$5,138	$137	$11,562	$776
Average loans:
Commercial and industrial	$3,299,803	$3,231,077	$3,163,062	$3,231,185
Commercial real estate	6,866,466	5,408,394	6,002,427	5,333,126
Commercial construction	497,372	365,704	428,828	350,986
Business banking	1,272,282	983,538	1,098,203	977,040
Residential real estate	3,770,608	2,551,132	2,970,616	2,524,526
Consumer home equity	1,339,050	1,175,685	1,265,124	1,173,504
Other consumer	229,322	210,664	213,540	198,257
Average total loans (1)	$17,274,903	$13,926,194	$15,141,800	$13,788,624
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.00%	0.00%	0.00%	(0.01)%
Commercial real estate	0.06	0.00	0.16	0.00
Commercial construction	—	—	—	—
Business banking	0.03	(0.03)	0.08	(0.04)
Residential real estate	0.00	0.00	0.00	0.00
Consumer home equity	0.00	0.00	(0.01)	0.00
Other consumer	0.17	0.30	0.66	0.78
Total net charge-offs to average loans outstanding during the period:	0.03%	0.01%	0.08%	0.01%
Total loans	$17,755,883	$13,899,968	$17,755,883	$13,899,968
Total non-accrual loans	$124,503	$47,465	$124,503	$47,465
Allowance for loan losses	$253,821	$155,146	$253,821	$155,146
Allowance for loan losses as a percent of total loans	1.43%	1.12%	1.43%	1.12%
Non-accrual loans as a percent of total loans	0.70%	0.34%	0.70%	0.34%
Allowance for loan losses as a percent of non-accrual loans	203.87%	326.86%	203.87%	326.86%
(1)Average loan balances exclude loans held for sale

Non-accrual loans increased $77.0 million, or 162.3%, to $124.5 million at September 30, 2024 from $47.5 million at September 30, 2023, primarily due to loans acquired from Cambridge and which were already on non-accrual or were transferred to non-accrual following the completion of the merger. As of September 30, 2024, the amount of loans on non-accrual which were acquired from Cambridge was $79.3 million. For additional information regarding the credit quality of our loans, see Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of September 30, 2024			As of December 31, 2023
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$42,799	16.86%	18.64%	$26,959	18.09%	21.71%
Commercial real estate	138,839	54.71%	39.92%	65,475	43.95%	39.05%
Commercial construction	8,436	3.32%	2.87%	6,666	4.47%	2.77%
Business banking	19,503	7.68%	7.39%	14,913	10.01%	7.77%
Residential real estate	32,825	12.93%	22.20%	25,954	17.42%	18.36%
Consumer home equity	7,603	3.00%	7.67%	5,595	3.76%	8.65%
Other consumer	3,816	1.50%	1.31%	3,431	2.30%	1.69%
Total	$253,821	100.00%	100.00%	$148,993	100.00%	100.00%
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
For additional information regarding our allowance for loan losses, see Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
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
We held an investment in the FHLBB of $5.9 million at both September 30, 2024 and December 31, 2023. The amount of stock we are required to purchase is proportional to our FHLB borrowings and level of total assets.
Goodwill and other intangible assets

The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below:

	September 30, 2024	December 31, 2023
	(In thousands)
Balances not subject to amortization
Goodwill	$914,957	$557,635
Balances subject to amortization
Core deposit intangibles	117,395	8,570
Customer list intangible	24,019	—
Trade name intangible	1,138	—
Total goodwill and other intangible assets	$1,057,509	$566,205
The balance of our goodwill and core deposit intangible asset was $1.1 billion and $566.2 million at September 30, 2024 and December 31, 2023, respectively. The increase in goodwill and other intangible assets at September 30, 2024 from December 31, 2023 was due to our merger with Cambridge during the third quarter of 2024. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for additional discussion. We did not record any impairment to our goodwill or other intangible assets during the nine months ended September 30, 2024.
Deposits
Deposits originating within the markets we serve continue to be our primary source of funding our earning assets. Historically, we have been able to compete effectively for deposits in our primary market areas. The distribution and market share of deposits by type of deposit and type of depositor are important considerations in our assessment of the stability of our funding sources and our access to additional funds. Furthermore, we shift the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize net interest margin.
The following table presents our deposits as of the dates presented:
Components of Deposits

				Cambridge Acquired Deposit Balances
	As of September 30, 2024	As of December 31, 2023			Organic Change
			Change		Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$5,856,171	$5,162,218	$693,953	$979,895	$(285,942)	(5.5)%
Interest checking	4,562,226	3,737,361	824,865	1,149,097	(324,232)	(8.7)%
Savings	1,681,093	1,323,126	357,967	471,340	(113,373)	(8.6)%
Money market investments	5,572,277	4,664,475	907,802	854,614	53,188	1.1%
Certificate of deposits	3,545,087	2,709,037	836,050	418,771	417,279	15.4%
Total deposits	$21,216,854	$17,596,217	$3,620,637	$3,873,717	$(253,080)	(1.4)%
Deposits increased by $3.6 billion, or 20.6%, to $21.2 billion at September 30, 2024 from $17.6 billion at December 31, 2023. This increase was primarily due to the addition of deposits acquired in connection with our merger with Cambridge, which was completed on July 12, 2024. Excluding the acquired deposit balances, deposits decreased $253.1 million, or 1.4%, at September 30, 2024 from December 31, 2023. This decrease was primarily driven by an early termination of an omnibus deposit contract which totaled $100.0 million and which contributed to the decrease in interest checking deposits at September 30, 2024 from December 31, 2023, excluding the impact of our merger with Cambridge. Further, the remaining changes, which taken together comprise an overall decrease, reflect organic deposit runoff and a continued shift in deposit mix from non-interest-bearing deposit accounts to interest-bearing deposit accounts during the nine months ended September 30, 2024. The shift in deposit mix was due primarily to increases in rates paid on money market investment deposits and certificates of deposit, which attracted depositors to such products.

The Bank’s estimate of total uninsured deposits was $9.0 billion and $8.0 billion at September 30, 2024 and December 31, 2023, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $6.7 billion and $5.5 billion at September 30, 2024 and December 31, 2023, respectively.
The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Nine Months Ended September 30, 2024		For the Year Ended December 31, 2023
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,168,176	—%	$5,404,208	—%
Interest checking	4,012,872	1.01%	4,070,585	0.60%
Savings	1,402,050	0.15%	1,515,713	0.01%
Money market investments	5,118,366	2.73%	4,918,343	2.11%
Certificate of deposits	3,029,125	4.84%	2,303,520	4.24%
Total deposits	$18,730,589	1.76%	$18,212,369	1.24%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of September 30, 2024	As of December 31, 2023
Maturing in	(In thousands)
Three months or less	$494,247	$278,281
Over three months through six months	413,804	262,761
Over six months through 12 months	265,510	316,408
Over 12 months	3,413	10,146
Total	$1,176,974	$867,596
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity. The following table sets forth the balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of September 30, 2024	As of December 31, 2023	Amount ($)	Percentage (%)
	(In thousands)
Escrow deposits of borrowers	$29,405	$21,978	$7,427	33.8%
Interest rate swap collateral funds	24,070	8,500	15,570	183.2%
FHLB advances	17,342	17,738	(396)	(2.2)%
Total	$70,817	$48,216	$22,601	46.9%
Our total borrowings increased by $22.6 million to $70.8 million at September 30, 2024 compared to $48.2 million at December 31, 2023. The increase was primarily due to increased balances of interest rate swap collateral funds. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.

Results of Operations
The information presented within this section excludes discontinued operations with respect to information related to the three and nine months ended September 30, 2023. Refer to Note 18, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item I in this Quarterly Report on Form 10-Q for further discussion regarding discontinued operations.
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2024	2023	Amount ($)	Percentage	2024	2023	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$266,018	$202,168	$63,850	31.6%	$676,005	$592,813	$83,192	14.0%
Interest expense	96,163	64,963	31,200	48.0%	247,601	175,711	71,890	40.9%
Net interest income	169,855	137,205	32,650	23.8%	428,404	417,102	11,302	2.7%
Provision for allowance for loan losses	46,983	7,328	39,655	541.1%	60,560	14,854	45,706	307.7%
Noninterest income (loss)	33,528	19,157	14,371	75.0%	86,568	(264,492)	351,060	(132.7)%
Noninterest expense	159,753	101,748	58,005	57.0%	370,824	297,573	73,251	24.6%
Income tax expense (benefit)	2,835	(16,178)	19,013	(117.5)%	24,798	(65,619)	90,417	(137.8)%
Net (loss) income	(6,188)	63,464	(69,652)	(109.8)%	58,790	(94,198)	152,988	(162.4)%
Comparison of the three and nine months ended September 30, 2024 and 2023
Interest and Dividend Income
Interest and dividend income increased by $63.9 million, or 31.6%, to $266.0 million during the three months ended September 30, 2024 from $202.2 million during the three months ended September 30, 2023. The increase was due to an increase in the average balance and yields of our loan portfolio. The average balance of our loan portfolio increased $3.3 billion, or 24.0%, to $17.3 billion during the three months ended September 30, 2024. The overall yield on our loans increased 48 basis points during the three months ended September 30, 2024 in comparison to the three months ended September 30, 2023. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on loans increased $61.6 million, or 36.4%, to $230.8 million during the three months ended September 30, 2024 from $169.3 million during the three months ended September 30, 2023. The increase in interest income on our loans was due to an increase in both the average balance and yield of such loans. The average balance of our loan portfolio increased $3.3 billion, or 24.0%, to $17.3 billion during the three months ended September 30, 2024 from $13.9 billion during the three months ended September 30, 2023, which was primarily due to loans acquired in connection with our merger with Cambridge of $3.7 billion. The overall yield on our loans increased 48 basis points during the three months ended September 30, 2024 in comparison to the three months ended September 30, 2023, which was primarily due to the accretion of the discount recorded related to loans acquired in our merger with Cambridge. Also contributing to the increase in overall loan yields were increases in market rates of interest which resulted in increased yields on variable rate loans which repriced, and new loans originated at higher rates of interest.
•Interest income on securities and other short-term investments increased by $2.3 million, or 7.0%, to $35.2 million during the three months ended September 30, 2024 from $32.9 million during the three months ended September 30, 2023. The increase was primarily driven by an increase in our average cash balance included in other short-term investments, which was primarily due to an increase in our cash held at the Federal Reserve Bank of Boston (“FRBB”) from $523.1 million during the three months ended September 30, 2023 to $812.4 million during the three months ended September 30, 2024. This increase was primarily driven by the deposit of cash received from principal paydowns and the subsequent sale of securities acquired in connection with our merger with Cambridge, the proceeds from which totaled $883.0 million. Also contributing to the increase was an increase in our combined yield on our securities and other short-term investments, which increased 21 basis points during the three months ended September 30, 2024 in comparison to the three months ended September 30, 2023 due to an increase of cash held at the FRBB discussed above.

Interest and dividend income increased by $83.2 million, or 14.0%, to $676.0 million during the nine months ended September 30, 2024 from $592.8 million during the nine months ended September 30, 2023. The increase was due to an increase in our average balance of our loan portfolio and our yields. The average balance of loans increased $1.4 billion, or 9.8%, to $15.1 billion during the nine months ended September 30, 2024. The overall yield on our loans increased 37 basis points during the nine months ended September 30, 2024 in comparison to the nine months ended September 30, 2023.
•Interest income on loans increased $89.6 million, or 18.5%, to $573.3 million during the nine months ended September 30, 2024 from $483.7 million during the nine months ended September 30, 2023. The increase in interest income on our loans was primarily due to an increase in the average balance of our loans and an increase in the yield on our loans. The average balance of our loan portfolio increased $1.4 billion, or 9.8%, to $15.1 billion during the nine months ended September 30, 2024, which was primarily due to loans acquired in connection with our merger with Cambridge of $3.7 billion. The overall yield on our loans increased 37 basis points during the nine months ended September 30, 2024 in comparison to the nine months ended September 30, 2023. The increase in yield was primarily due to increases in market rates of interest which resulted in increased yields on variable rate loans which repriced, and new loans originated at higher rates of interest. Also contributing to the increase in yield was the accretion of the discount received on our loans acquired in our merger with Cambridge.
•Interest income on securities and other short-term investments decreased by $6.5 million, or 5.9%, to $102.7 million during the nine months ended September 30, 2024 from $109.1 million during the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in the average balance of our securities and other short-term investments, which decreased $1.0 billion, or 13.8%, to $6.2 billion for the nine months ended September 30, 2024 from $7.2 billion for the nine months ended September 30, 2023, which was primarily due to our sales of AFS securities in May 2024 and maturities and principal paydowns on AFS and HTM securities. Partially offsetting the decrease in the average balance of our securities and other short-term investments, and contributing to the overall increase in interest income during the nine months ended September 30, 2024, was an increase in our yield on our securities and other short-term investments which increased 19 basis points during the nine months ended September 30, 2024 in comparison to the nine months ended September 30, 2023 primarily due to an increase in the rate paid on our cash held at the Federal Reserve Bank of Boston from an average of 4.99% during the nine months ended September 30, 2023 to an average of 5.38% during the nine months ended September 30, 2024.
Interest Expense
During the three and nine months ended September 30, 2024, interest expense increased $31.2 million and $71.9 million, respectively, to $96.2 million and $247.6 million, respectively, from $65.0 million and $175.7 million during the three and nine months ended September 30, 2023, respectively. These increases were primarily attributable to an increase in deposit interest expense partially offset by a decrease in borrowings interest expense.
During the three months ended September 30, 2024, interest expense on our interest-bearing deposits increased by $35.7 million to $95.3 million from $59.6 million during the three months ended September 30, 2023. This increase was due to an increase in the average balance of interest-bearing deposits. Also contributing to the increase was an increase in the rates paid on deposits. During the three months ended September 30, 2024, average interest-bearing deposits increased by $2.7 billion, or 21.3%, to $15.2 billion from $12.5 billion during the three months ended September 30, 2023 primarily as a result of our merger with Cambridge which added approximately $2.9 billion in interest-bearing deposits. Rates paid on deposits increased by 61 basis points to 2.50% during the three months ended September 30, 2024 from 1.89% during the three months ended September 30, 2023. This was primarily due to our increasing overall deposit rates paid in response to an increase in market rates of interest and heightened industry-wide competition for deposits, as well as a shift in deposit mix from lower interest-bearing account types to higher interest-bearing account types.
Interest expense related to our borrowings decreased by $4.5 million to $0.8 million during three months ended September 30, 2024 from $5.4 million during the three months ended September 30, 2023. The decrease in borrowings interest expense during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to a decrease in our utilization of our FHLB borrowing capacity. Our utilization of FHLBB borrowings was greater during the three months ended September 30, 2023 compared to the three months ended September 30, 2024 as we had bolstered our on-balance sheet liquidity in response to the bank failures in the first quarter of 2023. In addition, during the fourth quarter of 2023, we paid down our FHLB advances primarily with the proceeds from the sale of our insurance agency business, which also occurred in the fourth quarter of 2023. Both of these factors resulted in a reduced average balance of borrowings during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
During the nine months ended September 30, 2024, interest expense on our interest-bearing deposits increased by $87.6 million to $246.3 million from $158.7 million during the nine months ended September 30, 2023. This increase was due to an increase in the average balance of interest-bearing deposits. Also contributing to the increase was an increase in rates paid on deposits. During the nine months ended September 30, 2024, average interest-bearing deposits increased $0.6 billion, or 5.0%, to $13.6 billion, from $12.9 billion during the nine months ended September 30, 2023 primarily as a result of our merger with Cambridge which added approximately $2.9 billion in interest-bearing deposits. Rates paid on deposits increased by 79 basis points to 2.43% during the nine months ended September 30, 2024 from 1.64% during the nine months ended September 30, 2023. This was primarily due to our increasing overall deposit rates paid in response to an increase in market rates of interest and heightened industry-wide competition for deposits, as well as a shift in deposit mix from lower interest-bearing account types to higher interest-bearing account types.
Interest expense related to our borrowings decreased by $15.7 million to $1.3 million during the nine months ended September 30, 2024 from $17.0 million during the nine months ended September 30, 2023. The decrease in borrowings interest expense during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to a decrease in our utilization of our FHLB borrowing capacity. Our utilization of FHLBB borrowings was greater during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024 as we had bolstered our on-balance sheet liquidity in response to the bank failures in the first quarter of 2023. In addition, during the fourth quarter of 2023, we paid down our FHLB advances primarily with the proceeds from the sale of our insurance agency business, which occurred in the fourth quarter of 2023. Both of these factors resulted in a reduced average balance of borrowings during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Net Interest Income
Net interest income increased by $32.7 million, or 23.8%, to $169.9 million during the three months ended September 30, 2024 from $137.2 million for the three months ended September 30, 2023. Net interest income increased due to an increase in our net interest margin as well as an increase in the average balance of net interest-earning assets of $0.8 billion, or 11.6%, to $8.2 billion during the three months ended September 30, 2024 from $7.3 billion during the three months ended September 30, 2023.
Net interest income increased by $11.3 million, or 2.7%, to $428.4 million during the nine months ended September 30, 2024 from $417.1 million for the nine months ended September 30, 2023. Net interest income increased due to an increase in the average balance of net interest-earning assets of $0.1 billion, or 1.7%, to $7.7 billion during the nine months ended September 30, 2024 from $7.6 billion during the nine months ended September 30, 2023, as well as an increase in our net interest margin during the nine months ended September 30, 2024.
The following chart shows our net interest margin over the past five quarters:

Net Interest Margin ("NIM")
3.00%
2.90%
2.80%
2.70%
2.60%
2023 Q3
2023 Q4
2024 Q1
2024 Q2
2024 Q3
NIM

Net interest margin is determined by dividing FTE net interest income by average total interest-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using marginal tax rates of 21.8% and 21.7% for the three and nine months ended September 30, 2024, respectively, and 21.7% for both the three and nine months ended September 30, 2023.
Net interest margin increased 19 basis points during the three months ended September 30, 2024 to 2.97% from 2.77% during the three months ended September 30, 2023. The increase in net interest margin for the three months ended September 30, 2024 from the three months ended September 30, 2023 was primarily due to an increase in our average yield on interest-earning assets which exceeded the increase in the average cost of our interest-earning liabilities.
Net interest margin increased 3 basis points to 2.77% during the nine months ended September 30, 2024 from 2.74% during the nine months ended September 30, 2023. The increase in net interest margin for the nine months ended September 30, 2024 from the nine months ended September 30, 2023 was primarily due to an increase in our average yield on interest-earning assets which exceeded the increase in the average cost of our interest-earning liabilities.

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
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$11,935,922	$167,712	5.59%	$9,988,712	$128,051	5.09%
Residential	3,772,420	40,484	4.27%	2,553,150	22,988	3.57%
Consumer	1,568,372	27,026	6.86%	1,386,350	22,227	6.36%
Total loans	17,276,714	235,222	5.42%	13,928,212	173,266	4.94%
Non-taxable investment securities	197,434	1,838	3.70%	197,721	1,818	3.65%
Taxable investment securities	5,125,216	22,421	1.74%	5,579,452	24,191	1.72%
Other short-term investments	833,184	11,329	5.41%	537,602	7,269	5.36%
Total interest-earning assets	$23,432,548	$270,810	4.60%	$20,242,987	$206,544	4.05%
Non-interest-earning assets	1,606,357			1,033,879
Total assets	$25,038,905			$21,276,866
Interest-bearing liabilities:
Deposits:
Savings account	$1,646,532	$1,526	0.37%	$1,441,636	$43	0.01%
Interest checking account	4,548,231	13,428	1.17%	3,903,062	6,302	0.64%
Money market investment	5,631,626	39,994	2.83%	4,836,895	27,695	2.27%
Time account	3,365,392	40,386	4.77%	2,341,684	25,567	4.33%
Total interest-bearing deposits	15,191,781	95,334	2.50%	12,523,277	59,607	1.89%
Borrowings	89,398	829	3.69%	414,252	5,356	5.13%
Total interest-bearing liabilities	$15,281,179	$96,163	2.50%	$12,937,529	$64,963	1.99%
Demand accounts	5,666,471			5,257,704
Other noninterest-bearing liabilities	564,961			541,827
Total liabilities	21,512,611			18,737,060
Shareholders’ equity	3,526,294			2,539,806
Total liabilities and shareholders’ equity	$25,038,905			$21,276,866
Net interest income – FTE		$174,647			$141,581
Net interest rate spread (2)			2.10%			2.06%
Net interest-earning assets (3)	$8,151,369			$7,305,458
Net interest margin – FTE (4)			2.97%			2.77%
Average interest-earning assets to interest-bearing liabilities	153.34%			156.47%
(Loss) return on average assets (5)(6)	(0.10)%			1.10%
(Loss) return on average equity (5)(7)	(0.70)%			9.23%
Noninterest expense to average assets (8)	2.54%			2.49%
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
(5)Presented on an annualized basis.

(6)Represents net (loss) income, including net loss from discontinued operations, divided by average total assets.
(7)Represents net (loss) income, including net loss from discontinued operations, divided by average equity.
(8)Includes noninterest expenses included in results of discontinued operations. Refer to Note 18, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for such amounts.

	As of and for the nine months ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$10,692,519	$422,955	5.28%	$9,892,337	$365,298	4.94%
Residential	2,971,889	88,791	3.99%	2,526,980	66,593	3.52%
Consumer	1,478,664	74,224	6.71%	1,371,761	63,333	6.17%
Total loans	15,143,072	585,970	5.17%	13,791,078	495,224	4.80%
Non-taxable investment securities	197,450	5,497	3.72%	197,744	5,452	3.69%
Taxable investment securities	5,244,048	68,518	1.75%	6,244,397	77,451	1.66%
Other short-term investments	732,738	29,848	5.44%	721,025	27,384	5.08%
Total interest-earning assets	$21,317,308	$689,833	4.32%	$20,954,244	$605,511	3.86%
Non-interest-earning assets	1,157,155			952,378
Total assets	$22,474,463			$21,906,622
Interest-bearing liabilities:
Deposits:
Savings account	$1,402,050	$1,609	0.15%	$1,570,803	$172	0.01%
Interest checking account	4,012,872	30,442	1.01%	4,177,492	17,155	0.55%
Money market investment	5,118,366	104,512	2.73%	4,979,820	74,612	2.00%
Time account	3,029,125	109,702	4.84%	2,184,631	66,747	4.08%
Total interest-bearing deposits	13,562,413	246,265	2.43%	12,912,746	158,686	1.64%
Borrowings	63,334	1,336	2.82%	478,347	17,025	4.76%
Total interest-bearing liabilities	$13,625,747	$247,601	2.43%	$13,391,093	$175,711	1.75%
Demand accounts	5,168,176			5,469,593
Other noninterest-bearing liabilities	537,418			512,546
Total liabilities	19,331,341			19,373,232
Shareholders’ equity	3,143,122			2,533,390
Total liabilities and shareholders’ equity	$22,474,463			$21,906,622
Net interest income – FTE		$442,232			$429,800
Net interest rate spread (2)			1.89%			2.11%
Net interest-earning assets (3)	$7,691,561			$7,563,151
Net interest margin – FTE (4)			2.77%			2.74%
Average interest-earning assets to interest-bearing liabilities	156.45%			156.48%
Return (loss) on average assets (5)(6)	0.35%			(0.53)%
Return (loss) on average equity (5)(7)	2.50%			(4.56)%
Noninterest expense to average assets (8)	2.20%			2.27%
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

(8)Includes noninterest expenses included in results of discontinued operations. Refer to Note 18, “Discontinued Operations” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for such amounts.
The following chart shows the composition of our quarterly average interest-earning assets for the past five quarters:

Average Interest-Earning Assets
$30,000
$20,000
$10,000
$—
(in millions)
2023 Q3
2023 Q4
2024 Q1
2024 Q2
2024 Q3
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded a provision for allowance for loan losses of $47.0 million for the three months ended September 30, 2024, compared to a provision of $7.3 million for the three months ended September 30, 2023 and a provision for allowance for loan losses of $60.6 million for the nine months ended September 30, 2024 compared to a provision of $14.9 million for the nine months ended September 30, 2023. During the three months ended September 30, 2024, we recorded a “day-2” provision for allowance for loan losses of $40.9 million related to non-PCD loans acquired in connection with our merger with Cambridge which closed on July 12, 2024. Excluding this amount, the provision for the three and nine months ended September 30, 2024 was $6.1 million and $19.7 million, respectively. Management determined a provision to be necessary for the three months ended September 30, 2024 primarily due to increased specific reserves for commercial real estate loans collateralized by a property in the office risk segment. Management determined a provision to be necessary for the nine months ended September 30, 2024 primarily due to $11.8 million in charge-offs of commercial real estate loans including one commercial real estate loan, of which $7.3 million was partially charged-off, collateralized by a property in the office risk segment which transitioned to non-accrual status during the three months ended March 31, 2024 and had not been previously reserved for on a specific reserve basis, and due to an increase in specific reserves for commercial real estate loans collateralized by a property in the office risk segment.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Management’s estimate of our allowance for loan losses as of September 30, 2024 and the provision for allowance for loan losses for the three and nine months ended September 30, 2024, was supported, in part, by Oxford Economics’ September 2024 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will remain steady throughout the remainder of 2024 and will continue to normalize with a slight decrease next year as U.S. gross domestic product (“GDP”) growth will decrease. This forecast reflects the impact of steady consumer spending but an increase in the unemployment rate. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included a rise in the unemployment rate and a slight decline in U.S. GDP that is projected to remain steady through the end of 2024 and decrease slightly in 2025. Further, the forecast assumed that the FOMC will decrease federal funds rates multiple times in 2025. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience growth of GDP on an annual basis in 2024 of 2.2%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $18.3 million as of September 30, 2024. The upside scenario assumed GDP growth on an annual basis of 2.7%, along with sustained recovery. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $7.6 million as of September 30, 2024.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(Dollars in thousands)
Trust and investment advisory fees	$14,909	$6,235	$8,674	139.1%	$28,164	$18,136	$10,028	55.3%
Service charges on deposit accounts	8,140	7,403	737	10.0%	23,578	21,117	2,461	11.7%
Debit card processing fees	3,806	3,388	418	12.3%	10,575	10,071	504	5.0%
Interest rate swap income	565	1,695	(1,130)	(66.7)%	1,650	2,112	(462)	21.9%
Income (losses) from investments held in rabbi trusts	3,591	(1,523)	5,114	(335.8)%	9,670	4,336	5,334	123.0%
Losses on sales of commercial and industrial loans	—	(2,651)	2,651	(100.0)%	—	(2,651)	2,651	(100.0)%
Losses on sales of mortgage loans held for sale, net	(385)	(164)	(221)	134.8%	(595)	(288)	(307)	106.6%
Losses on sales of securities available for sale, net	—	—	—	—%	(7,557)	(333,170)	325,613	(97.7)%
Other	2,902	4,774	(1,872)	(39.2)%	21,083	15,845	5,238	33.1%
Total noninterest income (loss)	$33,528	$19,157	$14,371	75.0%	$86,568	$(264,492)	$351,060	(132.7)%
Noninterest income increased $14.4 million, or 75.0%, to $33.5 million for the three months ended September 30, 2024 from $19.2 million for the three months ended September 30, 2023. This increase was primarily due to an $8.7 million increase in trust and investment advisory fees, an $5.1 million increase in income from investments held in rabbi trusts, and a $2.7 million decrease in losses on sales of commercial and industrial loans. These increases were partially offset by a $1.9 million decrease in other noninterest income.
•Trust and investment advisory fees increased due to an increase in our assets under management, which increased due to our merger with Cambridge through which we acquired $5.0 billion in assets held in a fiduciary, custodial or agency capacity for customers.
•Income from investments held in rabbi trusts increased primarily as a result of a favorable mark-to-market adjustment on equity securities held in those accounts for the three months ended September 30, 2024 resulting from an increase in the market value of equity securities held in the rabbi trusts as compared to an unfavorable mark-to-market adjustment for the three months ended September 30, 2023.
•Loss on sale of commercial loans decreased as no commercial loans were sold during the three months ended September 30, 2024. We realized a loss on sale of commercial and industrial loans of $2.7 million during the three months ended September 30, 2023. Management made the decision to sell a portion of our commercial and industrial loans included in the SNC Program in order to fund new loan originations and to provide additional liquidity to support ongoing operations.
•Other noninterest income decreased primarily as a result of write-offs of certain property and equipment during the three months ended September 30, 2024 which was associated with our merger with Cambridge.
Noninterest income increased $351.1 million, or 132.7%, to $86.6 million for the nine months ended September 30, 2024 from a net loss of $264.5 million for the nine months ended September 30, 2023. This increase was primarily due to a $325.6 million decrease in losses on sales of securities available for sale, an $10.0 million increase in trust and investment advisory fees, an $5.3 million increase in income from investments held in rabbi trusts, and an $5.2 million increase in other noninterest income.
•We recorded losses of $7.6 million and $333.2 million on sales of securities available for sale, net, for the nine months ended September 30, 2024 and 2023, respectively. In May 2024, an early withdrawal of an omnibus deposit contract occurred which had a balance of $100.0 million at the time of the contract termination. Management made the decision to sell certain available for sale securities following the early termination in order to recoup liquidity. We recorded losses during the nine months ended September 30, 2023 as management made the decision to sell certain available for sale securities in connection with a balance sheet repositioning in March 2023. In July 2024, following our merger with Cambridge, we sold all securities that we had acquired through the merger. However, such securities had been adjusted to fair value in connection with our merger purchase accounting based upon the quoted sale price. As such, no gain or loss was recognized from the sale of such securities.
•Income from investments held in rabbi trusts increased primarily as a result of a more favorable mark-to-market adjustment on equity securities held in those accounts for the nine months ended September 30, 2024 resulting from an increase in the market value of equity securities held in the rabbi trusts.
•Trust and investment advisory fees increased due to an increase in our assets under management, which increased due to an increase in our wealth management and trust operations as a result of our merger with Cambridge through which we acquired $5.0 billion in assets held in a fiduciary, custodial or agency capacity for customers.
•Other noninterest income increased primarily as a result of $7.8 million of fee income received as a result of the early withdrawal of an omnibus deposit contract which had a balance of $100.0 million, as described above. This increase was partially offset by write-offs of certain property and equipment during the three months ended September 30, 2024, which was associated with our merger with Cambridge.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:

Noninterest Expense

	Three Months Ended September 30,				Change in Cambridge Merger & Acquisition Expenses, Net (1)	Change Excluding Merger & Acquisition Expenses (1)
			Change
	2024	2023	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$93,759	$60,898	$32,861	54.0%	$13,147	$19,714
Office occupancy and equipment	14,470	8,641	5,829	67.5%	2,630	3,199
Data processing	19,504	13,443	6,061	45.1%	1,384	4,677
Professional services	8,982	7,125	1,857	26.1%	1,890	(33)
Marketing	1,576	1,765	(189)	(10.7)%	40	(229)
FDIC insurance	3,200	2,808	392	14.0%	—	392
Amortization of intangible assets	6,210	504	5,706	1,132.1%	—	5,706
Other	12,052	6,564	5,488	83.6%	4,886	602
Total noninterest expense	$159,753	$101,748	$58,005	57.0%	$23,977	$34,028
(1)We recorded merger and acquisition expenses of $27.6 million and $3.6 million during the three months ended September 30, 2024 and 2023, respectively, related to our merger with Cambridge. These columns display the period-over-period change in merger and acquisition expenses by financial statement line item and the change in account balances excluding such amounts.
Noninterest expense increased by $58.0 million, or 57.0%, to $159.8 million during the three months ended September 30, 2024 from $101.7 million during the three months ended September 30, 2023. The increase was primarily due to increased merger and acquisition expenses of $24.0 million, and the following items which exclude merger and acquisition expenses: an $19.7 million increase in salaries and employee benefits expense, an $5.7 million increase in amortization of intangible assets, an $4.7 million increase in data processing, and an $3.2 million increase in office occupancy and equipment.
•Salaries and employee benefits, excluding merger and acquisitions expenses, increased primarily due to an increase in salaries and wages expense, an increase in incentives, an increase in share based compensation, an increase in benefit expense related to our defined contribution supplemental executive retirement plan (“DC SERP”), and an increase in Federal Insurance Contributions Act (“FICA”) expense.
◦Salaries and wages expense, excluding merger and acquisition expenses, increased $9.0 million primarily due to an increase in the number of employees as a result of our merger with Cambridge.
◦Incentives, excluding merger and acquisition expenses, increased $2.9 million primarily due to an increase in the number employees as a result of our merger with Cambridge.
◦Share-based compensation, excluding merger and acquisition expenses, increased due to an increase in the number of employees in the “2021 Plan”, which was the result of our merger with Cambridge, as well as additional restricted stock awards granted to two new executives who were hired during the three months ended September 30, 2024, one of which was a former Cambridge employee retained following the merger.
◦For our DC SERP, participant benefits are adjusted based upon deemed investment performance. Accordingly, such investments experienced an increase in value during the three months ended September 30, 2024, resulting in a corresponding increase in the related benefit expense.
◦FICA expense, excluding merger and acquisition expenses, increased primarily due to an increase in the number of employees which was primarily driven by our merger with Cambridge.
•Amortization of intangible assets increased primarily as a result of an increase in intangible assets resulting from our merger with Cambridge which led to a corresponding increase in amortization expense.
•Data processing expenses, excluding merger and acquisition expenses, increased primarily as a result of an increase in software expenses, which was primarily driven by increases in our cybersecurity software expenses, which was in an effort to increase our cybersecurity technology to better protect against cybersecurity threats..
•Office occupancy and equipment, excluding merger and acquisition expenses, increased primarily due to the additional properties acquired in our merger with Cambridge which led to an $1.1 million increase in depreciation expense, and an $0.8 million increase in real estate operating lease expense.
The following table sets forth information regarding noninterest expense for the periods shown:

	Nine Months Ended September 30,				Cambridge Merger & Acquisition Expenses (1)	Change Excluding Merger & Acquisition Expenses (1)
			Change
	2024	2023	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$223,448	$185,264	$38,184	20.6%	$13,533	$24,651
Office occupancy and equipment	33,763	26,797	6,966	26.0%	2,647	4,319
Data processing	54,003	38,555	15,448	40.1%	4,498	10,950
Professional services	16,744	13,277	3,467	26.1%	3,621	(154)
Marketing	5,001	4,899	102	2.1%	40	62
FDIC insurance	9,993	8,388	1,605	19.1%	—	1,605
Amortization of intangible assets	7,218	1,299	5,919	455.7%	—	5,919
Other	20,654	19,094	1,560	8.2%	5,138	(3,578)
Total noninterest expense	$370,824	$297,573	$73,251	24.6%	$29,477	$43,774
(1)We recorded merger and acquisition expenses of $33.1 million and $3.6 million during the nine months ended September 30, 2024 and 2023, respectively, related to our merger with Cambridge. These columns display the period-over-period change in merger and acquisition expenses by financial statement line item and the change in account balances excluding such amounts.
Noninterest expense increased by $73.3 million, or 24.6%, to $370.8 million during the nine months ended September 30, 2024 from $297.6 million during the nine months ended September 30, 2023. This increase was primarily due to increased merger and acquisition expenses of $29.5 million, and the following items, which exclude merger and acquisition expenses: an $24.7 million increase in salaries and employee benefits, an $11.0 million increase in data processing, an $5.9 million increase in amortization of intangible assets, and an $4.3 million increase in office occupancy and equipment. These increases were partially offset by a $3.6 million decrease in other noninterest expenses.
•Salaries and employee benefits expenses increased primarily due to an increase in salaries and wages expense, an increase in incentives, an increase in share-based compensation, an increase in DC SERP expense, and an increase in FICA expense.
◦Salaries and wages expense, excluding merger and acquisition expenses, increased $11.3 million primarily due to an increase in the number of employees as a result of our merger with Cambridge.
◦Incentives, excluding merger and acquisition expenses, increased $2.8 million primarily due to an increase in the number employees as a result of our merger with Cambridge.
◦Share-based compensation, excluding acquisition and merger expenses, increased due to an increase in the number of employees in the “2021 Equity Plan”, which was the result of our merger with Cambridge, as well as additional restricted stock awards granted to two new executives who were hired during the nine months ended September 30, 2024.
◦For our DC SERP, participant benefits are adjusted based upon deemed investment performance. Such investments experienced an increase in value during the nine months ended September 30, 2024, therefore resulting in a corresponding increase in the related benefit expense.
◦FICA expense, excluding merger and acquisition expenses, increased primarily due to an increase in the number of employees, which was primarily driven by our merger with Cambridge.
•Data processing, excluding merger and acquisition expenses, increased primarily as a result of an increase in software expenses, which were primarily driven by an increase cybersecurity software expenses. The increase in these expenses was driven by efforts to improve our improve our cybersecurity technology to better protect against cybersecurity threats.
•Amortization of intangible assets increased primarily due to an increase in intangible assets in connection with our merger with Cambridge, resulting in a corresponding increase in amortization expense.
•Office occupancy and equipment, excluding merger and acquisition expenses, increased primarily due to the addition of properties resulting from our merger with Cambridge and was the primary driver for an increase in real estate operating lease expense, and an increase in depreciation expense.
•Other noninterest expenses, excluding merger and acquisition expenses, decreased primarily due to a $3.8 million decrease in the provision for credit losses on off-balance sheet exposures, which was caused by a reduction in reserve rates and balances in commercial construction unfunded commitments. For further discussion of the change in the provision for credit losses on off-balance sheet exposures, refer to the earlier discussion under “Allowance for Credit Losses,” included in the “Financial Position” section within this Item

2. Partially offsetting this decrease was a $2.1 million increase in post retirement bank owned life insurance expense which was primarily caused by a decrease in the discount rate used to determine the liability related to our split-dollar life insurance policies. This decrease in the discount rate resulted in an increase in the expense associated with such liabilities.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated and excludes income tax expense related to discontinued operations:
Tax Provision and Applicable Tax Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Combined federal and state income tax provision (benefit)	$2,835	$(16,178)	$24,798	$(65,619)
Effective income tax rate	(84.6)%	(34.2)%	29.7%	41.1%
Blended statutory tax rate	27.7%	28.2%	27.7%	28.2%
Income tax expense increased by $19.0 million to $2.8 million for the three months ended September 30, 2024 from a net income tax benefit of $16.2 million for the three months ended September 30, 2023. The increase to net expense for the three months ended September 30, 2024 was primarily due to the establishment of a $6.3 million valuation allowance in the third quarter of 2024 for the anticipated lost state tax benefit associated with the projected 2024 Massachusetts state tax net operating loss which cannot be carried over. The state tax net operating losses were due to the tax losses incurred as a result of the liquidation of the securities acquired in connection with our merger with Cambridge.
The increase in income tax expense from a net benefit of $65.6 million for the nine months ended September 30, 2023 to a net expense of $24.8 million for the nine months ended September 30, 2024 was primarily due to pre-tax losses resulting from losses on sales of available for sale securities in the first quarter of 2023 and the establishment of a valuation allowance in the third quarter of 2024 described above.
During the first quarter of 2023, we liquidated Market Street Securities Corporation (“MSSC”), a wholly owned subsidiary, and transferred all of MSSC’s assets to Eastern Bank. In connection with the liquidation and subsequent transfer of securities previously held by MSSC to Eastern Bank, the Company recognized an additional deferred income tax benefit of $23.7 million during the first quarter of 2023. This deferred income tax benefit resulted from a state tax rate change applied to the deferred tax asset related to the securities transferred to Eastern Bank.
Refer to Note 10, “Income Taxes” for further discussion regarding income taxes.
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
Policy limits are tested quarterly, and the results are reported to the Asset Liability Committee (“ALCO”), which is a subcommittee of management’s Enterprise Risk Management Committee (“ERMC”), and to RMC. RMC advises the Board of Directors with respect to the adequacy of capital allocated based on the level of risk as well as risk issues that could impact liquidity and/or capital adequacy. From time to time, we expect we will exceed policy limits, in which case we may seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. A remediation plan will be presented to ALCO, ERMC and RMC that carefully outlines the proposed corrective action.
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
Our asset-liability management strategy is devised and monitored by our ALCO in accordance with policies approved by RMC. ALCO operates under a charter developed and approved by ERMC. ALCO meets monthly, or more frequently as needed, to review, among other things, our sensitivity to interest rate changes, loan pricing and activity, investment activity and strategy, hedging strategies, deposit pricing and funding strategies with respect to overall balance sheet composition, as well as earnings simulations over multiple years. ALCO may meet more frequently if there are changes in the economic environment, such as rapid increases or decreases in interest rates due to or as a result of exogenous or unknown factors so that ALCO can make any necessary strategic adjustments to better manage interest rate risk. ALCO’s membership is comprised of executive management of the Company, and representatives from various lines of business are in regular attendance, including representation from Enterprise Risk Management (“ERM”). ALCO reports regularly to RMC on these risks and objectives with independent oversight and reporting from our Financial and Model Risk Management group within ERM.
As a company offering banking and other financial services, certain elements of risk are inherent in our transactions and operations and are present in the business decisions we make. We, therefore, encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. In its oversight of our risk management framework, the Board of Directors has adopted a formal Risk Appetite Statement (“RAS”) which defines the aggregate level of risk and the types of risk the Company is willing to assume to achieve its corporate strategy and objectives. The Board of Directors regularly assesses whether the approved policy limits, as described further above, conform to stated risk appetite. The Board of Directors monitors, on at least a quarterly basis, a set of key risk metrics, including those, but not limited to those, pertaining to market risk. Monitoring these metrics can help to identify trends in risk profile or emerging risks over time, and where applicable, determine where adjustments may be required to business strategy or tactics. Within our risk management framework, the functional responsibilities of risk management are divided into a tiered model, involving three lines of defense:
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
Comments on Recent Developments. During the past several years, the U.S. economy has experienced both sharp increases and decreases in interest rates. As noted in the earlier section titled “Outlook and Trends” within this Item 7, beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023. The FOMC next adjusted the federal funds rate on September 18, 2024, when the FOMC reduced the target range by 50 basis points to a range of 4.75% to 5.00% and again on November 7, 2024, when the FOMC reduced the target range further by 25 basis points to a range of 4.25% to 4.75%. Our market risk management framework is designed for the potential for such rapid changes in interest rates, by establishing policy limits on such rapid shocks and periodically back-testing modeled to actual results. Back-testing of top-line results as well as key assumptions is performed against established thresholds as part of our ongoing monitoring governance of our models, and results are reported to ALCO and MRM. Should back-testing results exceed established performance thresholds, the model and underlying assumptions will be reviewed for recalibration.
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

The tables below set forth, as of September 30, 2024 and December 31, 2023, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of September 30, 2024
Change in Interest Rates (basis points) (1)	FTE Net Interest Income Year 1 Forecast	Year 1 Change from Level	Policy Limit
	(Dollars in thousands)
400	$718,540	(5.8)%	(20.0)%
200	742,701	(2.7)%	(12.0)%
100	753,463	(1.3)%	(10.0)%
Flat	763,042	—%	—%
(100)	770,245	0.9%	(10.0)%
(200)	777,148	1.8%	(12.0)%
(400)	822,946	7.9%	(20.0)%

	As of December 31, 2023
Change in Interest Rates (basis points) (1)	FTE Net Interest Income Year 1 Forecast	Year 1 Change from Level	Policy Limit
	(Dollars in thousands)
400	$541,166	(6.1)%	(20.0)%
200	559,901	(2.9)%	(12.0)%
100	568,281	(1.4)%	(10.0)%
Flat	576,482	—%	—%
(100)	582,014	1.0%	(10.0)%
(200)	584,105	1.3%	(12.0)%
(400)	574,352	(0.4)%	(20.0)%
(1)Assumes an immediate uniform change in market interest rates at all maturities.
As of September 30, 2024, our model, as indicated above, shows a decline in our net interest income in rising rate scenarios. In the rising rate scenarios, funding costs are modeled to rise faster than income on earning assets, due, in part, to the mix of funding which has shifted towards higher rate paying deposits, which are more sensitive to changes in interest rates. As shown in the table above, the model generated similar results as of December 31, 2023. That is, the model showed a decline in our net interest income in the rising rate scenarios as funding costs were modeled to rise faster than income on earning assets, due, in part, to the shift in our mix of funding. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period.
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
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at both September 30, 2024 and December 31, 2023. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
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
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)		As of September 30, 2024
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level			EVE as a Percentage of Total Assets (3)
		Amount	Percent	Policy Limit
	(Dollars in thousands)
400	$4,611,317	$(553,766)	(10.7)%	(30.0)%	20.37%
200	4,863,890	(301,193)	(5.8)%	(20.0)%	20.51%
100	5,009,284	(155,799)	(3.0)%	N/A	20.60%
Flat	5,165,083	—	—	—%	20.69%
(100)	5,323,089	158,006	3.1%	N/A	20.75%
(200)	5,416,936	251,853	4.9%	(20.0)%	20.57%
(400)	5,382,307	217,224	4.2%	(30.0)%	19.66%

Change in Interest Rates (basis points) (1)		As of December 31, 2023
	Estimated EVE (2)	Estimated Increase (Decrease) in EVE from Level			EVE as a Percentage of Total Assets (3)
		Amount	Percent	Policy Limit
	(Dollars in thousands)
400	$3,406,402	$(712,648)	(17.3)%	(30.0)%	18.76%
200	3,709,501	(409,549)	(9.9)%	(20.0)%	19.37%
100	3,890,531	(228,519)	(5.5)%	N/A	19.73%
Flat	4,119,050	—	—	—%	20.22%
(100)	4,339,006	219,956	5.3%	N/A	20.62%
(200)	4,498,088	379,038	9.2%	(20.0)%	20.73%
(400)	4,660,358	541,308	13.1%	(30.0)%	20.34%
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
We participate in the IntraFi Network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At both September 30, 2024 and December 31, 2023 we had no IntraFi Network one-way sell deposits. At September 30, 2024 and December 31, 2023, we had repurchased $2.1 billion and $1.3 billion, respectively, of previously sold reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At September 30, 2024, we had $17.3 million in outstanding advances and the ability to borrow up to an additional $2.4 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At September 30, 2024, we had the ability to borrow up to $2.9 billion from the Federal Reserve Bank of Boston Discount Window. At September 30, 2024, cash and cash equivalents were $889.5 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $5.3 billion, providing total liquidity sources of $6.2 billion. These liquidity sources provided 92% coverage of all customer uninsured and uncollateralized deposits, which totaled $6.7 billion, or 32% of total deposits, as of September 30, 2024. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” section within this Item 2.
Sources of Liquidity

	As of September 30, 2024		As of December 31, 2023
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi deposits	$2,109,717	$—	$1,309,816	$—
Brokered deposits (1)	—	—	50,000	—
Federal Home Loan Bank (2)	17,342	2,441,559	17,738	2,865,582
Federal Reserve Bank of Boston- Bank Term Funding Program (3)	—	—	—	2,449,438
Federal Reserve Bank of Boston- Discount Window (4)	—	2,864,140	—	775,869
Total	$2,127,059	$5,305,699	$1,377,554	$6,090,889
(1)The additional borrowing capacity has not been assessed for this category.
(2)As of September 30, 2024 and December 31, 2023, loans with a carrying value of $2.3 billion and $4.6 billion, respectively, and securities with a carrying value of $1.1 billion at September 30, 2024 were pledged to the FHLBB resulting in this additional unused borrowing capacity. No securities were pledged to the FHLBB as collateral as of December 31, 2023.
(3)Securities with a carrying value of $2.4 billion at December 31, 2023 were pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program, resulting in this additional unused borrowing capacity. The Bank Term Funding Program ceased extending new loans March 11, 2024. Accordingly, we had no additional capacity nor any securities pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program as of September 30, 2024.
(4)Loans with a carrying value of $3.1 billion and $1.1 billion at September 30, 2024 and December 31, 2023, respectively, and securities with a carrying value of $827.8 million and $168.8 million at September 30, 2024 and December 31, 2023, respectively, were pledged to the Discount Window, resulting in this additional borrowing capacity. The increase in the amount of securities pledged to the Discount Window at September 30, 2024 from December 31, 2023 is due to additional securities pledged which were previously pledged as collateral to the Bank Term Funding Program.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At September 30, 2024 and December 31, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10.0%; (2) a minimum of common equity Tier 1 capital ratio of 6.5%; (3) a minimum of Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of September 30, 2024 and December 31, 2023. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
The Company’s actual capital ratios are presented in the following table:

	As of September 30, 2024	As of December 31, 2023
Capital Ratios:
Average equity to average assets (1)	14.08%	11.83%
Total regulatory capital (to risk-weighted assets)	16.58%	19.55%
Common equity Tier 1 capital (to risk-weighted assets)	15.52%	18.55%
Tier 1 capital (to risk-weighted assets)	15.52%	18.55%
Tier 1 capital (to average assets) leverage	12.61%	14.00%
(1)The ratio presented as of September 30, 2024 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At September 30, 2024, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2023 Form 10-K.
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
At September 30, 2024, we had $6.9 billion of commitments to originate loans, comprised of $4.2 billion of commitments under commercial loans and lines of credit (including $811.1 million of unadvanced portions of construction loans), $2.3 billion of commitments under home equity loans and lines of credit, $222.1 million in standard overdraft coverage commitments, $43.0 million of unfunded commitments related to residential real estate loans and $128.2 million in other consumer loans and lines of credit. In addition, at September 30, 2024, we had $82.9 million in standby letters of credit outstanding. We also had $16.3 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Executive Chair (the Company’s principal executive officer) along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Executive Chair along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the Company’s repurchases of its common stock during the nine months ended September 30, 2024:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs (1)
July 1, 2024 – July 31, 2024	—	—	—	10,800,000
August 1, 2024 - August 31, 2024	770,252	$15.01	770,252	10,029,748
September 1, 2024 – September 30, 2024	66,147	$15.86	836,399	9,193,349
Total	836,399	$15.08
(1)On July 25, 2024, the Company announced its Board of Directors had authorized a new share repurchase program. The program, which authorizes the purchase of up to 10,800,000 shares over a 12-month period, is limited to $200.0 million through July 31, 2025.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.1
Amendment No. 1 to Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Eastern Bank, Citadel MS 2023, Inc., Cambridge Bancorp and Cambridge Trust Company, dated as of July 2, 2024 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2024)

10.2†
Offer Letter, dated July 1, 2024, between Eastern Bank and Denis K. Sheahan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2024)

10.3†
Change in Control Agreement, effective August 1, 2024, among Eastern Bankshares, Inc., Eastern Bank, and R. David Rosato (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2024)

10.4†
Summary of Material Terms of Denis K. Sheahan’s Rollover Equity Awards in Cambridge Bancorp Merger (incorporated by reference to Exhibit 10.5 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2024)

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and 2023, (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

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

EASTERN BANKSHARES, INC.

Date: November 7, 2024	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Executive Chair and Chair of the Board
(Principal Executive Officer)

Date: November 7, 2024	/s/ R. David Rosato
	By:	R. David Rosato
Chief Financial Officer
(Principal Financial Officer)