Form 10-K
period 2024-12-31
Eastern Bankshares, Inc.
filed 2025-02-27
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Securities Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2024 of $13.98, as reported by the Nasdaq Global Select Market, was $2,154,740,951.
212,992,318 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 24, 2025.

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
•a regulatory reform agenda implemented by the Trump administration that is significantly different from that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
•changes in regulation, regulatory policy, legislation, accounting standards and practices, and fiscal monetary policy, particularly in light of the shift in presidential administrations and the potential for related shifts in agency policy and leadership;
•risks related to the Trump administration’s increased focus on widespread implementation of stablecoins and other digital assets;
•the risk that goodwill and intangibles recorded in our financial statements will become impaired;
•risks related to the implementation of acquisitions, dispositions, and restructurings, including the merger with Cambridge Bancorp and Cambridge Trust Company, which is further described in Part I, Item 1 in this Annual Report on Form 10-K under “Recent Acquisitions – Bank Acquisitions,” including the risk that acquisitions may not be timely completed or at all and may not produce results at levels or within time frames originally anticipated, including due to delays in obtaining regulatory approvals or to the conditions associated with such approvals;
•potential risks related to the integration of Cambridge Bancorp and Cambridge Trust Company, including that revenue and expense synergies or other expected benefits may not materialize or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
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

PART I
ITEM 1. BUSINESS
General Corporate Overview
Eastern Bankshares, Inc., a Massachusetts corporation, which we sometimes refer to as the “Company,” is a bank holding company headquartered in Boston, Massachusetts that was incorporated under Massachusetts law in 2020. We are the sole shareholder of Eastern Bank, which we sometimes refer to as the “Bank,” a Massachusetts-chartered bank founded in 1818. Through the Bank, we provide a variety of banking and trust and investment services. As of December 31, 2022, we had two reportable business segments: the banking segment and the insurance agency segment, which we conducted under the name Eastern Insurance Group LLC (“Eastern Insurance Group”). In the third quarter of 2023, we announced the sale of substantially all of the assets and the transfer of substantially all of the liabilities of our insurance agency business. We completed the sale on October 31, 2023. Accordingly, as of December 31, 2024, we had one reportable segment: our banking business. As of December 31, 2024, we had total consolidated assets of $25.6 billion, total gross loans of $18.1 billion, total deposits of $21.3 billion and total shareholders’ equity of $3.6 billion. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board, the Consumer Financial Protection Bureau and the New Hampshire Banking Department.
Our diversified products and services include lending, deposit, and wealth management. Deposits obtained through the branch banking network have traditionally been the principal source of funds for use in lending and for other general business purposes. We offer a range of demand deposit accounts, interest checking accounts, money market accounts, savings accounts and time certificates of deposit accounts. Our lending focuses on the following loan categories: commercial and industrial, including our Asset Based Lending Portfolio, commercial real estate, commercial construction, small business banking, residential real estate and home equity loans. Through Cambridge Trust Wealth Management, a division of Eastern Bank, we provide a wide range of wealth management and trust services. In addition, we offer automated lock box collection services, cash management services and account reconciliation services to our corporate and institutional customers, as well as cash management services to our municipal clients.
The only entity controlled directly by Eastern Bankshares, Inc. is Eastern Bank, which is a wholly owned subsidiary. Eastern Bank controls six active subsidiaries as follows:
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
5.High Street Securities Corporation, a wholly owned subsidiary engaged in buying, selling, dealing in and holding securities; and
6.Cambridge Trust Company of New Hampshire Inc., a wholly owned subsidiary engaged in providing specialized wealth management and trust services in New Hampshire.
Market Area and Competition
Our primary market consists of the greater Boston area, specifically eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island.
The statistical area used for government data gathering purposes that aligns most closely with our lending area is known as the Boston–Worcester–Providence combined statistical area, or CSA. In addition to greater Boston, this area includes the metropolitan areas of Manchester, New Hampshire; Worcester, Massachusetts; and Providence, Rhode Island. It also includes the Cape Cod region of Massachusetts. With an estimated population of 8.3 million, the Boston–Worcester–Providence CSA is the seventh largest CSA in the United States based upon 2023 population data (the latest date for which such information is available).
We believe the Boston–Worcester–Providence CSA provides a well-diversified and resilient economic base. There are approximately 3.3 million households in the Boston–Worcester–Providence CSA with an average of 2.4 persons per household. Median household income in 2023 (the latest date for which such information is available) for the Boston–Worcester–Providence CSA was approximately $100,000 compared to $80,000 for the United States as a whole. The estimated median age of the population in the Boston–Worcester–Providence CSA is 40.5 years, compared to 39.2 years for the United States as a whole.
Home to over 100 colleges and universities, including nationally and internationally recognized institutions such as Boston College, Boston University, Brown University, Harvard University, Massachusetts Institute of Technology, Northeastern University, Wellesley College and Worcester Polytechnic Institute, the Boston–Worcester–Providence CSA includes many employers in what often is referred to as the “knowledge-based economy” that relies on highly-educated employees, professionals and entrepreneurs. Approximately 47.0% of the population in the Boston–Worcester–Providence CSA age 25 or older has at least a bachelor’s degree, compared to 36.2% for the United States as a whole as of December 31, 2024. Major employment sectors range from education, services, manufacturing and wholesale and retail trade, to finance, technology and health care. Professional, scientific, and technical services, which covers a variety of industries including computer systems design, scientific research and development, management consulting, architecture and law, comprise the second largest share of the Boston metropolitan statistical area employers.
The financial services industry in general and in our market in particular is highly competitive. We face significant competition in gathering deposits and originating loans. Our most direct competition for deposits has historically come from banking institutions operating in our primary market area. Based on data from the FDIC as of June 30, 2024 (the latest date for which information is available), we had a weighted average deposit market share of 6.5% for the seven separate banking markets tracked by the Federal Reserve Board in which we have at least one branch. In the Boston market, which accounted for 93.3% of our deposits as of June 30, 2024, our market share was 4.0%, representing the fifth largest deposit share in that market. We also face competition for deposits from other financial services companies such as securities brokerage firms, credit unions, insurance companies and money market funds.
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
We expect competition to continue to increase, especially as a result of regulatory and technological changes, the continuing trend of consolidation in the financial services industry, and the Federal Open Market Committee’s (the “FOMC’s”) monetary policy. Increased competition for deposits and the origination of loans could limit our growth in the future.
Recent Acquisitions
Bank Acquisitions
During the past two decades, we have been able to expand our banking business through a combination of internal or “organic” growth complemented by opportunistic strategic transactions. Since 1997, we have completed nine mergers or acquisitions of banking businesses, the most recent of which was Cambridge Bancorp. On July 12, 2024, we completed our merger with Cambridge Bancorp (“Cambridge”). In accordance with the merger agreement, each share of Cambridge common stock was exchanged for 4.956 shares of our common stock. The transaction qualified as a tax-free reorganization for federal income tax purposes and provided Cambridge shareholders with a tax-free exchange of their shares of Cambridge common stock for our common stock as the consideration they received in the merger. In connection with the merger, Citadel MS 2023, Inc. (“Merger Sub”), a wholly-owned subsidiary of ours, merged with and into Cambridge, with Cambridge continuing as the surviving entity. Immediately after the merger, Cambridge merged with and into the Company, with the Company continuing as the surviving entity. Immediately following, Cambridge Trust Company (“Cambridge Trust”), a wholly owned subsidiary of Cambridge, merged with and into Eastern Bank, with Eastern Bank continuing as the surviving entity. We issued 38.9 million shares of our common stock in the merger. Based upon the closing price of our common stock on July 12, 2024 of $14.87 per share, the transaction is valued at $580.6 million, which includes cash paid in-lieu of fractional shares and recognition of restricted stock units (“RSU”) and performance share units (“PSU”) service accruals for service accrued by Cambridge personnel prior to the merger. In addition to increasing our loan and deposit base, the merger enabled us to expand our wealth management and private banking customer base and service offerings, which includes comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management and private banking business are now conducted under the Cambridge Trust brand name, titled Cambridge Trust Wealth Management, a division of Eastern Bank.
The merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $357.3 million and was recorded as goodwill. The results of Cambridge’s operations were included in the our consolidated financial statements subsequent to the merger date.
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
Pursue opportunistic acquisitions. We have pursued and intend to continue to prudently pursue opportunities to acquire banks in our existing and contiguous markets that we believe will create attractive financial returns. Our focus is primarily on franchises that enhance our funding profile, product capabilities or geographic density, while maintaining an acceptable risk profile. We believe the vital need to make increasingly significant technological investments has greatly amplified the importance of scale in banking. We believe that as a result of our initial public offering (“IPO”), which was completed in October 2020, we are well-positioned as a consolidator in the banking market because of our financial strength, reputation and culture as evidenced by our acquisitions of Century Bancorp, Inc. (“Century”) in November 2021 and Cambridge in July 2024.
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
Maintain and grow our experienced, diverse and customer focused employee base. We have an established corporate culture based on personal accountability, high ethical standards and a commitment to training and career development. We will look to opportunistically hire talented employees with a continued emphasis on recruiting highly motivated, growth-oriented managers and employees who can establish and maintain long-term customer relationships that are key to our business, brand and culture.
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
Lending Activities
Lending Activities
We use funds obtained from deposits, including brokered certificates of deposit, as well as funds obtained from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) advances, primarily to originate loans and to invest in securities. We believe our loan portfolio is well diversified with approximately 11,000 commercial relationships at

December 31, 2024. Our lending area mainly consists of the greater Boston area, specifically eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island.
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
Loans in this category consist of lines of credit and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of December 31, 2024, we had total commercial and industrial loans of $3.3 billion, representing 18.4% of our total loans.
The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. For commercial and industrial loans, our primary focus is middle-market companies located in the markets we serve. Loans are extended on both a secured and unsecured basis, according to the credit profile of the customer, at both fixed interest rates and variable interest rates at varying spreads over the Secured Overnight Financing Rate (“SOFR”) and Prime rate. The average tenure of our commercial and industrial portfolio varies according to market conditions but at December 31, 2024 it was approximately 6.3 years.
In managing the commercial and industrial loan portfolio, we focus on the size of the customer’s lending relationship, which we view as the aggregate amount of all loans and loan commitments outstanding to a commercial borrower and any related borrowers or guarantors. The average commercial and industrial lending relationship by balance at December 31, 2024 was $3.4 million. At December 31, 2024, our ten largest commercial and industrial lending relationships, including relationships with combined commercial and industrial and owner-occupied commercial real estate exposure (e.g., combination of outstanding principal balance and undrawn commitment amount), had an average exposure of $82.7 million and ranged in exposure size from $59.0 million to $228.2 million.
Approximately 63.9% of our commercial and industrial loan exposure at December 31, 2024 was to customers headquartered within our primary lending market, which consists of eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and northern Rhode Island, although we participate in the syndicated loan market and the SNC Program. Our regulators and Eastern Bank consider a SNC to be any loan or loan commitment for which the commitment amount is equal to or greater than $100 million, in aggregate; and which is shared by three or more federally supervised unaffiliated institutions under a formal lending agreement; or a portion of which is sold to two or more federally supervised unaffiliated institutions, with the purchasing institutions assuming their pro rata share of the credit risk.
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
As of December 31, 2024, we had total commercial real estate loans of $7.0 billion, representing 39.6% of our total loans. As of December 31, 2024, owner occupied loans totaled $947.2 million, representing 13.4%, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or proceeds from the sale of the real estate. A portion of our commercial real estate loans were included in the SNC Program portfolio discussed above.
Our commercial real estate loan portfolio also includes IRB loans as of December 31, 2024.
The average outstanding loan balance in our commercial real estate portfolio was approximately $3.7 million as of December 31, 2024, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2024, our ten largest commercial real estate loans had an average exposure of $35.6 million, ranging from $30.0 million to $49.8 million.
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
As of December 31, 2024, we had total commercial construction loans of $491.6 million, representing 2.8% of our total loans. The majority of the loans in this category, measured by the outstanding loan balance as of December 31, 2024, are secured by properties located in our primary lending area. At December 31, 2024, our ten largest construction loans had an average exposure of $30.1 million, ranging from $22.5 million to $35.0 million. A portion of our commercial construction loans were included in the SNC program portfolio discussed above.
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
As of December 31, 2024, there were no land development loans within the construction portfolio. Our commercial construction loan portfolio also includes IRB loans as of December 31, 2024.
Small Business Loans. This category, which we refer to as “business banking,” is comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans.
As of December 31, 2024, we had total business banking loans of $1.4 billion, representing 8.1% of our total loans. In this category, commercial and industrial loans and commercial real estate loans totaled $244.4 million and $1.2 billion, respectively, as of December 31, 2024. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans.
A portion of our small business loans are guaranteed by the U.S. Small Business Administration (“SBA”), through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a United States Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. Eastern Bank is a preferred lender under the SBA’s Preferred Lender Program, which allows expedited underwriting and approval of SBA 7(a) loans. Since 2009, Eastern Bank has been distinguished as the highest producer of SBA 7(a) loans, in terms of loan volume, in Massachusetts.
One- to Four-Family Residential Real Estate Loans. Our one- to four-family residential real estate loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner.
As of December 31, 2024, we had total residential real estate loans of $3.9 billion, representing 22.1% of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit score and cash reserves and maximum loan to value consistent with a “prime” portfolio.

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
Through a team of approximately 14 licensed mortgage loan officers, we originate residential loans either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs, although we generally retain non-conforming residential loans in our portfolio. Since 2016, we have outsourced to an independent third party the processing, underwriting (using our criteria) and closing of residential loans originated by our mortgage loan officers. During the year ended December 31, 2024, residential real estate mortgage originations were $348.7 million, of which $93.9 million were sold on the secondary markets. We generally do not continue to service residential loans that we sell in the secondary market.
At December 31, 2024, our ten largest one- to four-family residential real estate loans had an average balance of $4.4 million, ranging from $3.1 million to $5.7 million.
Home Equity Loans and Lines of Credit. Loans in this category consist of home equity lines of credit and home equity loans. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan. We maintain policy standards for minimum credit score and cash reserves and maximum loan-to-value ratios consistent with a “prime” portfolio. For home equity loans and lines of credit originated in 2024, the average Fair Isaac Corporation (“FICO”) score was 763.
As of December 31, 2024, we had total consumer home equity loans of $1.4 billion, representing 7.8% of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
Other Consumer Loans. Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile loans, home improvement loans, airplane loans and other personal loans.
As of December 31, 2024, we had total other consumer loans of $227.2 million, representing 1.3% of our total loans. Our policy and underwriting considerations in this category include, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
Loan Sales and Purchases
We generally originate commercial loans for our portfolio, although we sell participation interests in commercial and industrial loans and commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits.
We purchase loan participations from other financial institutions. As of December 31, 2024, the balance of loan participations purchased during the year then ended was $209.2 million. As of December 31, 2024, we held loan participation interests, including SNCs, totaling $2.1 billion in loans originated by other lenders, consisting of $1.0 billion of commercial and industrial loan participations, $944.4 million of commercial real estate loan participations, $159.2 million of commercial construction loan participations, and less than $1.6 million of business banking loan participations.
Loan Approval Procedures and Authority
Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by Eastern Bank’s Board of Directors and management. Eastern Bank’s Board of Directors has delegated loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans to commercial relationships of $3.0 million and above require approval by credit managers. Loans to commercial relationships greater than $5.0 million and up to our internal loans-to-one relationship limitation require approval by management’s Credit Committee. All business banking loans under $1.5 million are approved by credit officers, and all business banking loans over $1.5 million are approved by the Credit Committee. Loan policy exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or Credit Committee prior to approval. Exceptions are reported to the Risk Management Committee of the Board of Directors quarterly.

Loans-to-One Borrower Limit and Loan Category Concentration
The maximum amount that we may lend to one borrower and its related entities generally is limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital shares, surplus account and undivided profits. At December 31, 2024, our regulatory limit on loans-to-one borrower was $722.4 million.
Our internal loans-to-one borrower (and related entities) limits vary based upon factors such as loan type, industry, and risk rating. As of December 31, 2024, our maximum internal limit on loans-to-one borrower (and related entities) was $125.0 million.
Aggregate exposure limits can be increased up to 10% on an exception basis with the approval of the Credit Committee, including the approval of the Chief Credit Officer and the Chief Commercial Banking Officer.
Investment Activities
Our securities portfolio consists primarily of government-sponsored residential mortgage-backed securities (which includes collateralized mortgage obligations), government-sponsored commercial mortgage-backed securities (which includes collateralized mortgage obligations), U.S. Agency bonds, U.S. Treasury securities, and state and municipal bonds and obligations. We view our securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Risk Management Committee of the Board of Directors is responsible for approving and overseeing our investment policy, which it reviews at least annually. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and market risk considerations. At December 31, 2024, our securities portfolio totaled $4.4 billion, and generated interest and dividends of 10.2% of total interest income for the year ended December 31, 2024. On at least a quarterly basis, we assess our securities portfolio for expected credit losses in accordance with the current expected credit losses (“CECL”) methodology, with separate approaches depending on whether a security is classified as available for sale (“AFS”) or held to maturity (“HTM”).
Sources of Funds
Deposits and other interest-bearing liabilities. At December 31, 2024, total deposits were $21.3 billion. Deposits originating through our branch banking network have traditionally been the principal source of our funds for use in lending and for other general business purposes. We offer a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in our market area. We believe we have been able to attract and maintain satisfactory levels of deposits based on the level of service we provide to our customers, the convenience of our banking locations, our electronic banking options, and our interest rates, all of which are generally competitive with those of competing financial institutions.
We also participate in the IntraFi Network, which allows us to provide access to FDIC deposit insurance protection on deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. As of December 31, 2024, we had repurchased $2.1 billion reciprocal deposits from other IntraFi Network banks and had no additional capacity.
Borrowings. At December 31, 2024, total borrowings were $93.9 million. Borrowings consist of both short-term and long-term borrowings and primarily consist of FHLB advances. Borrowings provide us with one source of funding. Maintaining available borrowing capacity with the FHLB provides us with a contingent source of liquidity.
Eastern Bank is a member of the FHLB of Boston, sometimes referred to herein as the “FHLBB.” The primary reason for our FHLBB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLBB, we are required to purchase shares in the FHLBB. Accordingly, we had invested $5.9 million in shares of the FHLBB and had $17.6 million outstanding in FHLBB borrowings with original maturities ranging from 3 years to 20 years at December 31, 2024. We had $2.4 billion of borrowing capacity remaining with the FHLBB at December 31, 2024.
See Note 10, “Borrowed Funds” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for more information regarding borrowings.
Cambridge Trust Wealth Management
Through our wealth management division, which is now known as Cambridge Trust Wealth Management, we offer a range of wealth management and trust services, including managing customer investments, serving as custodian for customer assets, and providing other fiduciary services including serving as trustee and personal representative of estates. Our clients include individuals, trusts, businesses, employer-sponsored retirement plans and charitable organizations. Services offered include financial planning and portfolio management. At December 31, 2024, Cambridge Trust Wealth Management held $8.7 billion of assets in a fiduciary, custodial or agency capacity for customers. These assets are not assets of Eastern Bank and therefore are not included in the Consolidated Balance Sheets included in this Annual Report on Form 10-K. Our Cambridge Trust Wealth Management division had revenue of $46.1 million during the year ended December 31, 2024.
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
On July 25, 2024, we announced the approval from our Board of Directors for our most recent share repurchase program. The program, which authorized the purchase of up to 10,800,000 shares, or 5.0% of our then-outstanding shares of common stock over a 12-month period, is limited to $200.0 million through July 31, 2025.
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
Parity Powers. Massachusetts-chartered banks may, in accordance with Massachusetts law, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and is not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. A Massachusetts bank may exercise such powers, and engage in such activities by providing 30 days’ advanced written notice to the Massachusetts Commissioner of Banks.
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
New Hampshire Banking Laws and Supervision
Eastern Bank's subsidiary, Cambridge Trust Company of New Hampshire, Inc., a New Hampshire state-chartered non-depository trust company, is subject to supervision, periodic examination, and regulation by The State of New Hampshire Banking Department.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” in an amount of 2.5% or greater, on top of the minimum risk-based capital ratios. For banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments, the capital conservation buffer effectively increases the minimum common equity Tier 1 capital ratio to 7.0%, the minimum Tier 1 capital ratio to 8.5%, and the minimum total capital ratio to 10.5%. At December 31, 2024, Eastern Bank exceeded the regulatory requirement for the capital conservation buffer.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 ratio of 4.5% or greater and a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2024, Eastern Bank was a “well capitalized” institution under FDIC regulations.
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
We recognized the special assessment estimate of $10.8 million in full upon finalization of the rule in fourth quarter of 2023. In June 2024, we received the FDIC's additional special assessment invoice, which included an incremental assessment amount of $1.9 million. We recorded this amount during the second quarter of 2024.
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
On October 24, 2023, the FDIC, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Reserve Board jointly issued a final rule that makes comprehensive amendments to the FDIC’s regulation implementing the

CRA. The amendments will change the ways that the agencies evaluate the engagement by Eastern Bank and other banks with assets of $2 billion or more with LMI individuals and communities, small businesses, and small farms, including conducting separate assessments of such banks’ activities using four tests: (1) retail lending, (2) retail services and products, (3) community development financing, and (4) community development services. The amendments will update the CRA regulations to evaluate CRA performance outside traditional assessment areas generated by the growth of non–branch delivery systems, such as online and mobile banking. The amendments also will require Eastern Bank and other banks with assets of $2 billion or more to delineate their geographic CRA assessment areas on the basis of full counties, metropolitan divisions, or metropolitan statistical areas. The final rule generally took effect on April 1, 2024, with certain provisions becoming effective on January 1, 2026, and January 1, 2027.
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
Federal Reserve System
Historically, the Federal Reserve Board regulations required depository institutions to maintain interest-earning reserves against their transaction accounts. However, in March of 2020, the Federal Reserve Board eliminated reserve requirements and therefore there was no minimum reserve requirement as of December 31, 2024. The Federal Reserve Board has stated that it has no plans to re-impose reserve requirements. However, they may adjust reserve requirement ratios in the future if conditions warrant. The annual interest rate on reserve balances was 4.4% as of December 31, 2024.
Federal Home Loan Bank System
Eastern Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in the FHLB bank of which they are a member. Eastern Bank acquired capital shares in the FHLBB and was in compliance with this requirement at December 31, 2024. Based on redemption provisions of the FHLBB, the shares have no quoted market value and are carried at cost. Eastern Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLBB shares. As of December 31, 2024, no impairment had been recognized.
At its discretion, the FHLBB may declare dividends on the shares. The FHLBs are required to contribute a percentage of their net earnings towards funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and result in the FHLBs imposing a higher rate of interest on advances to their members. Dividend income from the FHLB during the year ended December 31, 2024 was $0.9 million. There can be no assurance that such dividends will continue in the future.
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
Massachusetts Holding Company Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting shares of another banking institution; (ii) must register, and file reports, with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks. As of the date of this Annual Report on Form 10-K, Eastern Bankshares, Inc. is not a “bank holding company” under the Massachusetts banking laws, because Eastern Bank is our sole bank subsidiary. In connection with any future acquisitions, we may elect to operate the acquired bank as a separate bank subsidiary for a relatively brief period, in which case Eastern Bankshares, Inc. would be subject to regulation as a bank holding company for purposes of Massachusetts law.
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
Human Capital Management
Human Capital Management has always been at the heart of our Company. We are deeply committed to having a highly talented workforce reflective of the communities we serve, where all employees feel included and where our customers’ needs are met. The Company employed 1,998 employees as of December 31, 2024, including 1,813 full-time employees.
Our employee-centric work environment helps ensure that our top talent is retained. We continue to offer flexible work arrangements to both attract and retain top talent, appreciating that our workplace flexibility and culture are key differentiators. With much of our top talent concentrated in our hybrid workforce, we believe that continuing to allow flexible work arrangements helps ensure that our talent grows with us. We also believe that our culture drives a high performing workplace where everyone can succeed. We were recognized as a 2024 Best Place to Work for Disability Inclusion by the Disability: In Equality Index and as a “2024 Best Place for Working Parents.” We were also recognized in 2024 as a “Best Place to Work” for LGBTQ+ equality by the Human Rights Campaign for the 11th consecutive year.
Employee Engagement
We engage our employees in formal and informal ways. We have 12 employee resource groups (“ERGs”) that reflect our workforce and the communities we serve. The ERGs, which are open to everyone, help ensure that our workforce is inclusive of all employees. Each group serves as a source of professional networking, community building and engagement for all colleagues.
We are dedicated to engaging our workforce to better understand how we can improve our culture and workplace. In 2024, we virtually hosted 8 Town Hall meetings, led by the Executive Chair. At each meeting, employees were able to ask questions anonymously and engage directly with the Executive Chair and Senior Executives.
We also engage our employees through more formal and informal measures. In 2024, we conducted our large-scale annual employee engagement survey, with strong results that surpass our financial services benchmark:
•92% of employees responded to our survey
•89% of employees reported they were proud to work for Eastern
•88% of employees are positively engaged
•87% reported they are able to be themselves at work
We continued to enhance our onboarding program to ensure that our new colleagues from Cambridge Trust quickly acclimated into our Company, culture and their role in driving success. We undertook a comprehensive onboarding survey of these new colleagues to identify opportunities for additional training and to ensure they understood their role in the combined Company to help drive growth. All new employees are invited to small group sessions with our Executive Chair to strengthen ties to leadership, our customers and the Company. In 2024, we continued supporting our employees’ commitment to engage with our customers and our communities by offering paid time off to volunteer. In addition, many of our departments engage in group volunteer events at our non-profit customers and community partners as part of our team building. In recognition of our community support, we were named among the top 10 most charitable organizations in Massachusetts for the 12th year by the Boston Business Journal.
We also strive to engage employees during their most difficult times. In 2024, we continued to support a fund that provides cash grants to eligible employees experiencing an unexpected financial hardship. These grants provide a lifeline during a crisis for impacted recipients and the fund itself is highly valued by our colleagues. Understanding the impact of personal loss on our colleagues, we provide paid time off for colleagues who experience a pregnancy loss or unsuccessful in vitro fertilization (IVF) treatment.
With our merger with Cambridge Trust in 2024, we continued to bring high performing talent into our Company that reflects the communities we serve. Management partners with external organizations to develop candidate pipelines, regularly reports on hiring to the Board of Directors and the Compensation and Human Capital Management Committee and has a talent acquisition team comprised of dedicated colleagues who bring our inclusive values to bear in our recruiting efforts.
Pay & Benefits
Our compensation and benefits programs are designed to attract, motivate and retain talent to achieve short-term and long-term goals through the implementation of sound compensation principles and policies. For compensation, this includes paying for performance, and ensuring fairness and nondiscrimination in pay as well as compensation risk mitigation. To help ensure pay equity, we conduct pay equity analyses on an annual basis with the assistance of external advisors. We also seek fairness in total compensation by utilizing market data, conducting internal compensation comparison analyses, and engaging expert independent compensation and benefits consulting firms for industry benchmarking. We believe we offer an attractive and competitive benefits program that focuses on overall wellness in all areas of life, with a variety of options to enhance employee choice. Our benefits include: health, dental and vision coverage; paid parental leave and other paid time off; short and long term disability benefits; health and flexible spending accounts; tuition reimbursement; and an Employee Assistance Program. We also offer a comprehensive portfolio of wellness offerings supporting our employees’ mental, physical, emotional, and financial health. Among other benefits, in 2024, we offered our employees three separate retirement benefits, which we believe helps us attract and retain top talent: a defined pension benefit plan, a 401(k) contribution, and an employee stock ownership plan (“ESOP”) through which Company stock is allocated to all eligible employees (based on age and hours worked), ensuring most of our employees are also shareholders.
Employee Turnover
In 2024, turnover was at a normalized, healthy rate. Nonetheless, we continued to focus on development plans for high performing talent, with an emphasis on retention risk mitigation. The successful integration of the Cambridge Trust talent, including our new Chief Executive Officer, has enabled us to further strengthen the Company.
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
Available Information
We file annual, quarterly, and current reports, proxy statements and other information required by the Exchange Act with the SEC. Our SEC filings are available to the public from the SEC’s internet site at www.SEC.gov.
We post the following filings to investor.easternbank.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Paper copies of all such filings are available free of charge by request via email (investor.relations@easternbank.com), telephone (781-598-7920) or mail (Eastern Bankshares, Inc. Investor Relations at 125 High Street, Boston, MA 02110). The information contained or incorporated on our website is not a part of this Annual Report on Form 10-K.
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
You should carefully consider the following risk factors, as well as the other information set forth in this Annual Report on Form 10-K, in evaluating whether to make or retain an investment in our common stock. If any of the following risks actually occur, our business, financial condition or results of operations would likely be materially adversely affected. In such case, the trading price of our common stock would likely decline due to any of these risks, and you may lose all or part of your investment. The following risks are not the only risks we face. Additional risks that are not presently known or that we presently deem to be immaterial also could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
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
•When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets.
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
•The fair value of our investments, including our securities portfolio, has declined due to increases in interest rates beginning in March 2022 and may decline further in the future. Unrealized gains and losses, net of tax, in the estimated fair value of the available-for-sale portfolio is recorded as other comprehensive income, which has the effect of reducing our shareholders’ equity and therefore our tangible book value per share, which is a metric many investors in our common stock consider.
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
Risks Related to Our Acquisition Strategy
The Company may fail to realize all of the anticipated benefits of Cambridge or other acquired businesses, particularly if the integration of the acquired businesses is more difficult than expected.
The Company may fail to realize some or all of the anticipated benefits of Cambridge or other acquired businesses if the integration process takes longer or is more costly than expected. Furthermore, any number of unanticipated adverse occurrences for either the acquired business or the Company may cause us to fail to realize some or all of the expected benefits. The integration process, which is ongoing for Cambridge, could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Each of these issues might adversely affect the Company during the transition period, resulting in adverse effects on the Company following the merger. Additionally, our assumptions regarding the fair value of assets being acquired or projections of future benefits following the merger could prove to be inaccurate. As a result, revenues may be lower than expected or costs may be higher than expected and the overall benefits of the merger may not be as great as anticipated, any of which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
The Company may be unsuccessful in retaining our personnel or the personnel of the company we acquire.
The success of any merger or other acquisition that we pursue will depend in part on the Company’s ability to retain the talents and dedication of key employees currently employed by the Company and employees who join the Company from the acquired company. If the Company is unable to retain key employees, including management, who are critical to the successful integration and future operations of the combined company, the Company could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the Company’s business activities may be adversely affected, and management’s attention may be diverted from successfully integrating the Company and the acquired company to hiring suitable replacements, all of which may cause the Company’s business to suffer. In addition, the Company may not be able to locate or retain suitable replacements for any key employees who leave the combined company.
The Company has incurred and expects to continue to incur costs related to the acquisition and integration of Cambridge and other businesses.
The Company routinely incurs significant, non-recurring costs when it agrees to acquire other businesses. In addition, the Company incurs integration costs following the completion of acquisitions as it integrates the acquired business, including facilities and systems consolidation costs and employment-related costs. The Company may also incur additional costs to retain key employees of the Company and the acquired business. There can be no assurances that the expected benefits and efficiencies related to the integration of the acquired businesses will be realized to offset these transaction and integration costs over time.
Regulatory approvals related to proposed business acquisitions may not be received, may take longer to receive than expected, or may impose burdensome conditions, which could impose additional costs and could delay or prevent completion of the acquisition.
Before a merger or other acquisition may be completed, certain approvals or consents must be obtained from various bank regulatory and other authorities of the United States, the Commonwealth of Massachusetts and the State of New Hampshire. These governmental entities, including the Federal Reserve Board, the FDIC, the Massachusetts Division of Banks and the New Hampshire Banking Department, may impose conditions on the completion of the transaction or require changes to the terms of the transaction, require divestitures or place restrictions on our conduct after the completion of the transaction. Any such conditions or changes could have the effect of delaying completion of the transaction or imposing additional costs on or limiting the revenues of the Company following the completion of the transaction, any of which might have a material adverse effect on the Company.
The degree of scrutiny that our regulators give to mergers and other acquisitions can change from time to time. In general, we anticipate that as the Company increases in size and complexity, our proposed mergers and other acquisitions will receive greater regulatory scrutiny and the time that regulators will take to process the applications will increase.
In September 2024, the Department of Justice’s Antitrust Division and the FDIC announced that each respective agency has withdrawn the 1995 Bank Merger Competitive Review Guidelines (the “1995 Guidelines”). The Department of Justice’s Antitrust Division announced that it will instead evaluate the bank mergers using its 2023 Merger Guidelines that apply across all industries. As of the date of this Annual Report on Form 10-K, the Federal Reserve Board has not released any new guidance on its approach to bank merger reviews, nor has it withdrawn from the 1995 Guidelines. Past statements from the Federal Reserve Board staff indicate that the Federal Reserve Board is not actively planning to alter its approach to bank merger reviews. The 2023 Merger Guidelines set forth more stringent concentration limits than the 1995 Bank Merger Guidelines. The 2023 Merger Guidelines provide additional, largely qualitative grounds on which the Department of Justice could object to a transaction beyond traditional local market concentration. At this time, we are unable to predict whether the actions taken by the FDIC and the Department of Justice will have a material adverse effect on our ability to acquire or merge with banking companies in our market area.
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
•Potential future impairment of the value of goodwill and intangible assets acquired, as discussed below and elsewhere in this Annual Report on Form 10-K; and
•Identification of internal control deficiencies of the acquired business.
We anticipate that whenever we acquire a business through a merger or another type of transaction, a portion of the purchase price of the acquisition will be allocated to goodwill and other identifiable intangible assets, and our subsequent evaluation of that goodwill, at least annually, will be a critical accounting estimate. Under current accounting rules, at the time we complete an acquisition, the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired will determine the amount of the purchase price that is allocated to goodwill acquired, and subsequently, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. If such a write-down occurs, it may have a material adverse effect on our financial condition and operating results. (For more information regarding the risk of goodwill impairment, please see “We may be required to write down goodwill and other acquisition-related identifiable intangible assets.”)
All of these and other potential risks may serve as a diversion of our management’s attention from other business concerns, and any of these factors could have a material adverse effect on our business. Moreover, acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of our tangible book value and net income per share may occur in connection with any future transaction.

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
Risks Related to Our Business and Our Industry Generally
Changes in interest rates have impacted and may continue to impact our profitability and financial condition.
Net interest income historically has been, and we anticipate that it will remain, a significant component of our total revenue. A high percentage of our assets and liabilities involve interest-bearing or interest-related instruments. Thus, changes in interest rates have impacted and will likely continue to impact many areas of our business, including net interest income, both the earnings and volume of interest-earning assets and interest-bearing liabilities, as well as loan delinquency and the fair values of our investment portfolio. Interest rates are highly sensitive to many factors that are beyond our control, including global, national, regional and local economic conditions, the effects of disease pandemics such as COVID-19, competitive pressures, and policies of various governmental and regulatory agencies and, in particular, the FOMC. Changes in interest rates have influenced and will continue to influence the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest earning assets, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and our earnings would be similarly affected if the interest rates on our interest earning assets declined at a faster pace than the interest rates on our interest-bearing liabilities.
The fair values of our investment portfolio can be adversely affected by changes in interest rates or expectations of changes, and inflation rates or expectations of inflation, among other factors. The FOMC may and often does change its view as to whether the federal funds rate target band should increase or decrease and the rate at which such change should occur. The FOMC decreased the federal funds rate by 50 basis points to a target range of 4.75% to 5.00% in September 2024 and by 25 basis points in November and December, reducing the federal funds rate target band at year end to 4.25% from 4.50%. However, in December 2024, the FOMC revised its outlook for rate cuts in 2025, indicating that FOMC members anticipated two reductions in 2025 instead of the four reductions that the FOMC members anticipated in September 2024. Jerome H. Powell, Chairman of the Board of Governors of the Federal Reserve System, stated in December 2024 that after the FOMC decreased the federal funds rate target band in 2024 by a total of 100 basis points, the FOMC could be more cautious as it considers further adjustments, emphasizing that in considering the extent and timing of additional adjustments to the target range for the federal funds rate, the FOMC will assess future economic data. Chairman Powell further explained in December 2024 that if the United States economy remains strong and inflation does not continue to move sustainably toward the FOMC’s 2% target, the FOMC could decide to slow the pace at which it chooses to reduce the federal funds rate target band, but alternatively if the labor market were to weaken unexpectedly or inflation were to decline more quickly than anticipated, the FOMC could choose to accelerate the pace at which it chooses to reduce the federal funds rate target band.
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
Although we have implemented risk management strategies, as well as policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates have from time to time had and may in the future have an adverse effect on our operating results and financial condition.
If actual borrower or depositor behavior or overall economic conditions in the future are significantly different than we anticipate, then our risk mitigation may be insufficient to protect against interest rate risk and our operating results and financial condition would be adversely affected.

If our allowance for loan losses is insufficient to cover loan losses, our earnings and capital could decrease.
At December 31, 2024, our allowance for loan losses was $229.0 million, or 1.29% of total loans, compared to $149.0 million, or 1.07% of total loans, at December 31, 2023. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. If our assumptions in determining the amount of allowance for loan losses are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.
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
We primarily serve individuals, businesses and municipalities located in eastern and central Massachusetts, including the greater Boston metropolitan area, southern New Hampshire, including its coastal region, and northern Rhode Island. At December 31, 2024, approximately $13.0 billion, or 91.4% of our total loans secured by real estate were secured by real estate located in this market area. Therefore, our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in this market area. Weaker economic conditions caused by recessions, unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to service their debt obligations and could result in higher loan and lease losses and lower net income for us.
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
Social media may exacerbate the risk of negative publicity, including by amplifying and accelerating the dissemination of rumors and disinformation. The Financial Stability Board, an international body that monitors and makes recommendations about the global financial system, released a report in October 2024 acknowledging the potential for social media to facilitate or accelerate deposit runs through the propagation of information, including rumors or false information. In its report, the Financial Stability Board noted that the repetition of information in social media, which users experience through the re-posting or liking of other people’s posts, can reinforce a message and may make the message more believable.
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
Our commercial loan portfolio, including those secured by commercial real estate, comprised $12.2 billion, or 68.8% of our total loans at December 31, 2024. Commercial loans generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial and industrial loans are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial and industrial loans is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower’s business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. In addition, because of the risks associated with commercial loans, including the economic stress in our market due to the COVID-19 pandemic, the increasing prevalence of hybrid and remote work, and a higher interest rate environment than existed when loans were first originated, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations. Further, if we foreclose on commercial collateral, our holding period for the collateral may be longer than for one- to four-family residential real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.
We are subject to environmental liability risk associated with real estate lending activities.
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. At December 31, 2024, $14.3 billion, or 80.4% of our total loans, comprised loans secured by real estate. If we foreclose on and take title to properties securing defaulted loans, we may be exposed to environmental liability risk such as remediation costs, personal injury and property damage, and civil fines and criminal penalties, regardless of when the hazardous conditions or toxic substances first affected the property, and we may be limited in our ability to use or sell the affected property or in our remedies against the prior owner or other responsible parties. Although management has implemented policies and procedures to mitigate this risk, they may not be sufficient in all instances to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by credit risks associated with residential property.
At December 31, 2024, loans secured by one- to four-family residential real estate were $5.5 billion, or 31.2% of total loans. Loans secured by one- to four-family residential real estate include residential real estate mortgages, home equity loans and lines of credit and investment real estate loans secured by one- to four-family residential properties. At December 31, 2024, $236.1 million of one- to four-family residential real estate loans were part of the commercial loan portfolio. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss. Residential loans with relatively high combined loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For home equity loans and lines of credit, we may be unsuccessful in recovering all or a portion of our loan proceeds in the event of default. For these reasons, we may experience higher rates of delinquencies, default and losses on our home equity loans, which could have a material adverse effect on our financial condition and results of operations.
A portion of our loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.
We routinely purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to disclose relevant financial information on a timely basis. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender and/or our regulators. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2024, we held loan participation interests in commercial and industrial, commercial real estate, commercial construction and business banking loans totaling $2.1 billion.

Hedging against interest rate exposure may adversely affect our earnings.
We employ techniques that are intended to limit, or “hedge,” the adverse effects of changing interest rates on our loan portfolios. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include, but are not limited to, interest rate swaps, collars and floors. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:
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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2024, goodwill and other identifiable intangible assets were $1.1 billion. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2024. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
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
Our ability to raise additional capital will depend, for example, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and our recent operating results at that time and expectations regarding our future operating results. If we are unable to raise additional capital on terms that are acceptable to us or at all, our operations or our financial condition and liquidity could be materially and adversely affected, and we may be subject to adverse regulatory action. Additionally, if we raise capital through the issuance of common stock or other securities, it could adversely impact the ownership interests or create rights senior to those of existing shareholders or dilute the per share value of our common stock.
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
Our funding costs increased materially beginning in 2022 and may continue to increase if our deposits decline and we are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products, or if we raise interest rates to avoid losing deposits. Increases to the federal funds rate in 2022 and 2023, and competitor and customer responses to those increases, have caused and potentially may cause competitive pressures to provide elevated deposit interest rates. The reduction in our overall level of deposits has increased and could continue to increase the extent to which we rely on other, more expensive sources for funding.
As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of borrowings from the Federal Home Loan Bank that we sometimes refer to as “advances,” proceeds from the sale of loans or investments, reciprocal deposits and brokered deposits. As we continue to grow, or as competitive pressures increase with regard to core funding sources, we could become more dependent on these additional sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources, constraining our financial flexibility. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and results of operations would be adversely affected.
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
Our investment portfolio also provides a potential source of liquidity that we have from time to time elected to and may continue to access. Due to the increase in interest rates, the fair value of our available for sale investment portfolio has declined in value since our initial purchase, resulting in a net unrealized loss position. We have in the past elected to sell a significant amount of investment securities with substantial unrealized losses, and we may choose to do so from time to time in the future. In that event, we would recognize a loss and take a charge to our operating results in the quarter in which a decision to sell such securities is made.
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
Failure to optimize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.
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

In addition to the necessity of maintaining our enterprise risk management framework, our operations depend on our ability to process a very large number of transactions efficiently and accurately while complying with applicable laws and regulations. Operational risk and losses can result from factors such as internal and external fraud; errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyber-attacks or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. Although we have implemented and routinely refine our risk controls and loss mitigation actions, and we devote substantial resources to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and staff training, it is not possible to be certain that such actions have been or will be effective in controlling each of the operational risks we face. Any weakness in these systems or controls, or any violation or alleged violation of applicable laws or regulations, could result in increased regulatory supervision, enforcement actions and other disciplinary action, and have an adverse impact on our business, results of operations, reputation and ability to obtain future regulatory approvals, including those necessary to complete mergers or other acquisitions.
Changes in management’s estimates and assumptions may have a material impact on our Consolidated Financial Statements and our financial condition or operating results.
In preparing our Consolidated Financial Statements included in this Annual Report on Form 10-K, and those that will be included in periodic reports that we will file in the future under the Securities Exchange Act of 1934, our management is required to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of goodwill and core deposit intangible in connection with our periodic impairment assessment of such balances, valuation of our retirement plans and pension benefits, our determination of our income tax provision, our evaluation of the adequacy of our allowance for loan losses, and our evaluation of the fair value of our investment securities portfolio. Please see the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” within Item 7 for more information and Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
As part of Eastern Bank’s community reinvestment initiatives, we invest in qualified affordable housing projects and other tax credit investment projects. Eastern Bank receives low-income housing tax credits, investment tax credits, rehabilitation tax credits and other tax credits as a result of its investments in these limited partnership investments. At December 31, 2024, we maintained investments of approximately $222.7 million in entities for which we receive allocations of tax credits, excluding investments of approximately $3.9 million in qualified zone academy bond investments, which we utilize to offset our income tax liability. We recorded the benefit of $17.0 million in credits for the year ended December 31, 2024. We intend to utilize all tax credits, as of December 31, 2024, to offset income tax liability. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring. Further, we may not be able to utilize any future tax credits. If we are unable to utilize our tax credits or, if our tax credits are subject to recapture or restructuring, it could have a material adverse effect on our financial condition and results of operations.
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
Weakness in the U.S. economy may adversely affect our business. A deterioration of business and economic conditions has adversely affected, and could in the future adversely affect the credit quality of our loans, results of operations and financial condition. Increases in loan delinquencies and default rates could adversely impact our loan charge-offs and provision for loan and lease losses. Deterioration or defaults made by issuers of the underlying collateral of our investment securities may cause additional credit-related other-than-temporary impairment charges to our income statement. Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
In addition to these specific effects, widespread adverse economic conditions that could affect us include:
•Reduced consumer spending;
•Increased unemployment;
•Lower wage income levels;
•Declines in the market value of residential and commercial real estate, including real estate that collateralizes our loans;
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
Channels for servicing our customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiple product lines. We compete with larger providers who are rapidly evolving their service channels and escalating the costs of evolving the service process. We have a process for evaluating the profitability of our branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.
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
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a hurricane, earthquake, fire or flood, could have a material adverse impact on our local market area and ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Public health crises, such as pandemics and epidemics (including a possible resurgence of the COVID-19 virus or the possible emergence of the H5 avian influenza), domestic or geopolitical crises, such as terrorism, military conflict, wars or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, human error or other events outside of our control, could cause disruptions to our business or the United States economy as a whole, and our business and operating results could suffer. The occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
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
The prevalence of remote and hybrid working arrangements has reduced demand for office space in our market.
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
In addition to being affected by general economic conditions, our earnings and growth are affected by the monetary and related policies of the Federal Reserve Board. The Federal Reserve Board, acting through its Federal Open Market Committee (FOMC), regulates the money supply and credit conditions by using instruments such as open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits and the interest rate paid on such reserves. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

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
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage or restrictions on our business including restrictions on conducting acquisitions or establishing new branches.
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
The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”), up to prescribed limits. To fund the DIF, the FDIC imposes assessments on the insured banks and savings institutions. The FDIC has established a long-term deposit insurance reserve ratio of 2.0% and thus seeks to fund the DIF at 2% of estimated deposits. In September 2020, the FDIC adopted a restoration plan designed to ensure that the DIF reserve ratio reaches 1.35% by September 2028. In October 2022, the FDIC increased the initial base deposit insurance assessment rate schedules for all FDIC insured depository institutions by 2 basis points, beginning with the quarterly assessment period ending March 31, 2023. The new base assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2%, absent further FDIC action. The FDIC also imposed a special assessment arising out of the banking crisis in early 2023, for which we expensed approximately $10.8 million in total in the fourth quarter of 2023. In February 2024, the FDIC updated the estimated loss related to the banking crisis to $20.4 billion, an increase from its original estimate of $16.3 billion. Accordingly, based on the FDIC’s modified loss estimate, we experienced an increase in special assessment expense in June 2024 of $1.9 million. Deposit insurance assessment rates are subject to change, and additional increases or modifications to assessments, due to, for example, changes in base or special assessments or downgraded ratings of Eastern Bank, could have a materially adverse effect on our results of operations and financial condition.
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
Section 162(m) of the Internal Revenue Code generally limits to $1 million annual deductions for compensation paid to “covered employees” of any publicly held corporation, such as Eastern Bankshares, Inc. The definition of “covered employees” generally includes anyone who served as the principal executive officer (“PEO”) or principal financial officer (“PFO”) at any time during the taxable year; the three highest compensated executive officers (other than the PEO or PFO), determined under SEC rules; and any individual who was a covered employee, including of a “predecessor company,” at any point during a taxable year beginning on or after January 1, 2017, even after the employee terminates employment. We expect that in most if not all cases a publicly traded company that we might acquire in the future will be a “predecessor company.” Accordingly, we expect that the number of our covered employees will increase if Eastern acquires one or more publicly held corporations. Beginning in 2027, the definition of “covered employees” under Section 162(m) will include, in addition to the CEO, CFO and the three highest-paid executive officers already covered by Section 162(m), our five next most highly compensated employees. We expect that we will not be able to deduct all of the compensation paid to covered employees so long as Eastern qualifies as a “publicly held corporation,” thus increasing our income taxes and reducing our net income.
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
Our business may be adversely affected by the public policy priorities of the Trump administration.
Changes in the public policy priorities of elected officials and appointed regulators can affect our business directly, including through changes in the regulatory environment in which we and our competitors operate, and the markets that we serve, which could have an indirect impact on our business.
Changes associated with the Trump administration’s emphasis on stablecoins and digital assets could have an adverse impact on our business.
President Trump’s Executive Order entitled “American Leadership in Digital Financial Technology” could result in larger scale adoption of stablecoins and other digital assets, which could potentially impact the number of customers who choose to engage with the traditional banking system and as a result could have a direct or indirect impact on our performance. The Executive Order includes directives to promote dollar-backed stablecoins worldwide, promote the use of blockchain networks to transact and maintain self-custody of digital assets, and to promote and protect access to banking services for related companies and other law-abiding entities. If implemented, these directives could result in broader adoption of stablecoins and other digital assets into the bank regulatory perimeter and the U.S. payment system, which could threaten deposits held at traditional banks, including Eastern Bank.
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
In addition, we recognize compensation expense monthly for our employee stock ownership plan (which we sometimes refer to as our ESOP) when shares are committed to be released to participants’ accounts, and we recognize compensation expense for restricted stock awards, performance stock units and restricted stock units over the vesting period of awards made to recipients.
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
The articles of organization of Eastern Bankshares, Inc. provide that state and federal courts located in Massachusetts will be the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees. The articles of organization further provide that, unless we consent in writing to the selection of an alternative forum, the Business Litigation Session of the Suffolk County Superior Court (the “BLS”) (1) is the sole and exclusive forum for any derivative action or proceeding brought on behalf of Eastern Bankshares, Inc., any action asserting a claim of breach of a fiduciary duty, any action asserting a claim arising pursuant to any provision of Massachusetts corporate law, or any action asserting a claim governed by the internal affairs doctrine, and (2) is a concurrent jurisdiction for any claim arising under the Securities Act of 1933 or the rules and regulations thereunder. The articles of organization also provide that the exclusive forum provision does not apply to any claim for which the federal courts have exclusive jurisdiction, including all suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder. The choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder finds favorable for disputes and could discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find our choice of forum provision inapplicable or unenforceable, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
The market price of our stock value may be negatively affected by applicable regulations that restrict stock repurchases by us.
Our repurchase of shares of common stock is subject to Federal Reserve Board policy related to repurchases of shares by depository institution holding companies. To date, we have received three notices of non-objection to proposed share repurchase programs, as previously discussed. Each notice of non-objection has covered an approximately 12-month period. There can be no assurance that we will be able to obtain notices of non-objection from the Federal Reserve Board in the future.
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
The Risk Management Committee of our Board of Directors has responsibility for oversight of the design, implementation, and operation of our enterprise risk management framework, including review and approval of risk management policies and review of our monitoring of risk, the effectiveness of its risk management processes, and material changes in risk. As part of this enterprise risk management oversight, our management team, including the EVP ERM and his team, provides quarterly reporting on our cybersecurity risk domain to the Risk Management Committee. The Risk Management Committee in turn reports on significant enterprise risk management issues to the full Board. In 2024, no cybersecurity events were identified that materially impacted our business strategy, operations, or financial condition. As further detailed in the “Risk Factors” section In Part I, Item 1A of this Annual Report on Form 10-K, we believe cybersecurity matters could pose a material risk to our strategy, operations, or financial condition. For example, a significant breach of our system security, or that of our third-party service providers, could enable access to Company or customer sensitive or confidential information or assets or could disrupt our business operations. This could result in costs of investigation, remediation and/or payment of a ransom; reputational harm and impairment of customer relationships; loss of revenue and regulatory sanctions and penalties, lawsuits, and potential liability, which could have a material adverse effect on our financial condition and results of operations.
ITEM 2. PROPERTIES
At December 31, 2024, we conducted our banking business through our corporate headquarters in Boston, Massachusetts and 109 branch offices located in eastern Massachusetts and southern New Hampshire. In addition, Eastern Bank occupies two administrative/operational offices, in Lynn and Brockton, Massachusetts. At December 31, 2024, we leased 90 of our offices, and the total net book value of our land, buildings, furniture, fixtures and equipment was $66.6 million.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Eastern Bankshares, Inc.’s common stock trades on the Nasdaq Global Select Market under the symbol EBC. As of February 24, 2025, there were 7,950 common shareholders of record based on information provided by our transfer agent. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of our common stock from October 15, 2020 to December 31, 2024 to the cumulative total return of the Russell 2000 Index and the KBW Regional Banking Index. The lines in the graph and the numbers in the table below represent annual index levels derived from the compounded daily returns that include reinvestment or retention of all dividends. If the annual interval, based on the last day of a year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to $100.00 on October 15, 2020 (which assumes that $100.00 was invested in each of the series on October 15, 2020).
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

	Period Ending
Index	10/15/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Eastern Bankshares, Inc.	100.00	134.24	168.53	147.04	124.94	156.33
Russell 2000	100.00	120.82	138.72	110.37	129.05	143.94
KBW Regional Banks	100.00	134.82	184.23	171.46	170.78	193.32
Source: Zacks Investment Research, Inc. © 1980-2025

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
Repurchases of Common Shares
On July 25, 2024, we announced the approval by our Board of Directors of a new share repurchase program. The program authorized the purchase of up to 10,800,000 shares over a 12-month period and is limited to $200.0 million through July 31, 2025 and may be modified or terminated by our Board of Directors at any time. Repurchases are made at management’s discretion from time to time at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of shares, general market conditions, the trading price of the shares, alternative uses for capital and liquidity, and our financial performance. Repurchases may be suspended, terminated or modified by us at any time for any reason.
Information regarding the shares repurchased under the plans is presented in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs
July 1, 2024 – July 31, 2024	—	$—	—	10,800,000
August 1, 2024 – August 31, 2024	770,252	$15.01	770,252	10,029,748
September 1, 2024 – September 30, 2024	66,147	$15.86	836,399	9,963,601
October 1, 2024 – October 31, 2024	100,433	$15.96	936,832	9,863,168
November 1, 2024 – November 30, 2024	157,771	$17.91	1,094,603	9,705,397
December 1, 2024 – December 31, 2024	650,221	$17.51	1,744,824	9,055,176
Total	1,744,824	$16.29
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
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $25.6 billion and $21.1 billion at December 31, 2024 and 2023, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the New Hampshire Banking Department, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct through our Cambridge Trust Wealth Management division. Previously, our wealth management and trust operations were conducted through Eastern Wealth Management. Following our merger with Cambridge Bancorp, described further below, the wealth management divisions of both banks now operate under the “Cambridge Trust Wealth Management, a division of Eastern Bank,” brand name.
On July 12, 2024, we completed our previously announced merger with Cambridge and Cambridge Trust. In accordance with the terms of the definitive merger agreement, through which we agreed to acquire Cambridge through a merger with the Company as the surviving entity, each share of Cambridge common stock was exchanged for 4.956 shares of our common stock. The transaction qualified as a tax-free reorganization for federal income tax purposes and provided Cambridge shareholders with a tax-free exchange of their shares of Cambridge common stock in exchange for our common stock as the consideration they received in the merger. We issued 38.9 million shares of our common stock in the exchange which resulted in a transaction value of approximately $580.6 million based upon the closing price of our common stock on July 12, 2024 of $14.87 per share.
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
Net income from continuing operations for the year ended December 31, 2024, computed in accordance with GAAP, was $119.6 million, as compared to a net loss from continuing operations of $62.7 million for the year ended December 31, 2023. The net loss from continuing operations for the year ended December 31, 2023 and subsequent increase to net income during the year ended December 31, 2024 was primarily due to the sale of available for sale securities at a loss in connection with our balance sheet repositioning completed in March 2023. Partially offsetting the increase to net income for the year ended December 31, 2024 were one-time expenses associated with our merger with Cambridge including the allowance for loan losses associated with non-purchased credit deteriorated (“PCD”) loans, which was recorded subsequent to the completion of the merger and is hereafter referred to as the “non-PCD loan day-2” provision for the allowance for loan losses, and merger and acquisition expenses recorded.
Net income from continuing operations for the year ended December 31, 2024 and net loss from continuing operations for the year ended December 31, 2023 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the year ended December 31, 2024 was $192.6 million compared to $163.2 million for the year ended December 31, 2023. This increase was primarily due to increased net interest income and noninterest income on an operating basis for the year ended December 31, 2024 compared to year ended December 31, 2023 partially offset by an increase in noninterest expense on an operating basis over the same period. See “Non-GAAP Financial Measures” and “Results of Operations” below for a reconciliation of operating net income to net income on a GAAP basis and further discussion of noninterest income and noninterest expense.
The following chart shows our basic earnings per share from continuing operations on a GAAP and operating (non-GAAP) basis over the past four years (refer to the “Non-GAAP Financial Measures” section below for a reconciliation of GAAP earnings to operating earnings):

Earnings Per Share (basic) from Continuing Operations
1.40
1.20
1.00
0.80
0.60
0.40
0.20
0.00
-0.20
-0.40
-0.60
2020
2021
2022
2023
2024
(Loss) Earnings Per Share from Continuing Operations
Operating EPS from Continuing Operations

Earnings (loss) per share from continuing operations, on a GAAP basis, increased from $(0.39) for the year ended December 31, 2023 to $0.66 for the year ended December 31, 2024. The loss per share from continuing operations for the year ended December 31, 2023 was a result of a loss on sale of AFS securities in March 2023, which was part of our balance sheet repositioning, as described above.
Operating earnings per share increased from $1.01 for the year ended December 31, 2023 to $1.06 for the year ended December 31, 2024, a 5.8% increase. The increase was primarily due to an increase net interest income and noninterest income on an operating basis which were partially offset by an increase in noninterest expense on an operating basis. Refer to the“Results of Operations” section below for additional discussion of the changes in net interest income, noninterest income and noninterest expense.

The following chart shows our efficiency ratio on a GAAP and operating (non-GAAP) basis over the past five years (refer to the “Non-GAAP Financial Measures” section below for additional information on the determination of each measure):

Efficiency Ratio
150.00%
125.00%
100.00%
75.00%
50.00%
2020
2021
2022
2023
2024
GAAP
Operating

Both the GAAP efficiency ratio and non-GAAP operating efficiency ratio decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in the GAAP efficiency ratio is primarily due to lower security losses during the year ended December 31, 2024 compared to year ended December 31, 2023. The decrease in the non-GAAP operating efficiency ratio was primarily due to increased net interest income and increased noninterest income on an operating basis which increased at a greater rate than noninterest expenses on an operating basis. Refer to the “Results of Operations” section below for additional discussion of the changes in net interest income, noninterest income and noninterest expense.
Outlook and Trends
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its meeting on September 18, 2024, the FOMC decided to lower the target range for the federal funds rate by 50 basis points from the range set at its July 26, 2023 meeting to a range of 4.75% to 5.00%. At its meeting on November 7, 2024, the FOMC then decided to lower the target range for the federal funds rate by 25 basis points to a range of 4.50% to 4.75%. At its most recent meeting on January 29, 2025, the FOMC decided to maintain the target range for the federal funds rate at the range established following its November 7, 2024 meeting and indicated, in considering the extent and timing of additional adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC further indicated it is strongly committed to supporting maximum employment and reducing the annual inflation rate to its 2 percent objective.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 31% of the outstanding principal balance of our loans, gross of outstanding interest rate swaps as described further below, as of December 31, 2024 was indexed to a market rate that is expected to reprice with similar magnitude and direction as the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion as of December 31, 2024, representing approximately 13% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 18, “Derivative Financial Instruments” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. Refer to the section titled “Management of Market Risk” within this Item 7 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
Non-GAAP Financial Measures
We present certain non-GAAP financial measures, which management uses to evaluate our performance, and which exclude the effects of certain transactions, non-cash items and GAAP adjustments that we believe are unrelated to our core business and are therefore not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core business as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding GAAP financial measures. Except as otherwise indicated, the information presented for the years ended December 31, 2023, 2022, 2021, and 2020 within this section excludes discontinued operations. Refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further discussion regarding discontinued operations.
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, tangible net income to average tangible shareholders’ equity, tangible operating net income to average tangible shareholders’ equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) income and expenses from investments held in rabbi trusts, (ii) gains and losses on sales of securities available for sale, net, (iii) gains and losses on the sale of other equity investments, (iv) gains and losses on the sale of other assets, (v) rabbi trust employee benefits expense, (vi) impairment charges on tax credit investments and associated tax credit benefits, (vii) expenses indirectly associated with our IPO, (viii) other real estate owned (“OREO”) gains, (ix) merger and acquisition expenses, including the “day-2” provision for allowance for loan losses for non-PCD acquired loans, (x) the stock donation to the Eastern Bank Foundation (the “Foundation”) in connection with our mutual-to-stock conversion and IPO, (xi) settlement of putative consumer class action litigation matters related to overdraft and non-sufficient fund fees, and associated settlement expenses, (xii) the non-cash pension settlement charge recognized related to our Defined Benefit Plan, and (xiii) certain discrete tax items.
We also present tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, average tangible shareholders’ equity, the ratios of tangible net income (loss) from continuing operations and tangible operating net income to average tangible shareholders’ equity and tangible book value per share, each of which excludes the impact of goodwill and other intangible assets, as we believe these financial measures provide investors with the ability to further assess our performance, identify trends in our core business and provide a comparison of our capital adequacy to other companies. We have included the tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.
In the third quarter of 2024, we changed our return on average tangible shareholders’ equity and operating return on average tangible shareholders’ equity computations to utilize tangible net income (loss) from continuing operations and tangible operating net income, respectively, in the numerators of the computations. Tangible net income (loss) from continuing operations excludes the amortization of intangible assets and the related tax effect and tangible operating net income excludes, in addition to the adjustments to derive operating net income, the amortization of intangible assets and related tax effect. In addition, in the third quarter of 2024, we changed the computation of our operating efficiency ratio to exclude, in addition to the adjustments made to operating net income, the amortization of intangible assets. Management believes the changes to such ratios result in a more meaningful measure of our financial performance and such measures are used by management when analyzing corporate performance.
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

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share data)
Net income (loss) from continuing operations (GAAP)	$119,561	$(62,689)	$186,511
Non-GAAP adjustments:
Add:
Provision for non-PCD acquired loans	40,899	—	—
Noninterest income components:
(Income) losses from investments held in rabbi trusts	(9,675)	(9,305)	10,762
Losses on sales of securities available for sale, net	16,798	333,170	3,157
Gain on sale of other equity investment	(9,291)	—	—
Losses (gains) on sales of other assets	2,620	3	(1,365)
Noninterest expense components:
Rabbi trust employee benefit expense (income)	4,241	3,742	(5,161)
Merger and acquisition expenses (1)	36,664	5,495	—
Defined Benefit Plan settlement loss (2)	—	—	12,045
Total impact of non-GAAP adjustments	82,256	333,105	19,438
Less net tax benefit associated with non-GAAP adjustment (3)	9,221	107,230	6,047
Non-GAAP adjustments, net of tax	$73,035	$225,875	$13,391
Operating net income (non-GAAP)	$192,596	$163,186	$199,902

Weighted average common shares outstanding during the period:
Basic	181,126,320	162,293,020	165,510,357
Diluted	182,181,073	162,403,097	165,648,571

Earnings (loss) per share from continuing operations, basic	$0.66	$(0.39)	$1.13
Earnings (loss) per share from continuing operations, diluted	$0.66	$(0.39)	$1.13

Operating earnings per share, basic (non-GAAP)	$1.06	$1.01	$1.21
Operating earnings per share, diluted (non-GAAP)	$1.06	$1.00	$1.21
(1)Comprised of merger and acquisition expenses incurred related to our acquisitions of Cambridge and Century Bancorp, Inc. (“Century”). Merger and acquisition expenses previously reported for the year ended December 31, 2022 related to acquisitions by Eastern Insurance Group were excluded from the above table as they were reclassified to discontinued operations. Refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for additional discussion.
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

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income (loss), noninterest expense and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Net interest income (GAAP)	$607,597	$550,409	$568,054	$429,827	$401,251
Add:
Tax-equivalent adjustment (non-GAAP)(1)	18,620	17,181	12,736	6,093	5,472
Fully-taxable equivalent net interest income (non-GAAP)	626,217	567,590	580,790	435,920	406,723
Noninterest income (loss) (GAAP)	123,917	(237,753)	76,750	97,437	83,679
Less:
Income (losses) from investments held in rabbi trusts	9,675	9,305	(10,762)	10,217	10,337
(Losses) gains on sales of securities available for sale, net	(16,798)	(333,170)	(3,157)	1,166	288
Gain on sale of other equity investment	9,291	—	—	—	—
(Losses) gains on sales of other assets	(2,620)	(3)	1,365	26	(136)
Noninterest income on an operating basis (non-GAAP)	124,369	86,115	89,304	86,028	73,190
Noninterest expense (GAAP)	$508,368	$418,602	$388,649	$360,955	$429,491
Less:
Rabbi trust employee benefit expense (income)	4,241	3,742	(5,161)	5,515	4,789
(Reversal of) impairment charge on tax credit investments	—	—	—	(170)	10,779
Indirect IPO costs (2)	—	—	—	—	1,199
Merger and acquisition expenses (3)	36,664	5,495	—	35,456	—
Settlement and expenses for putative consumer class action matters	—	—	—	3,325	—
Defined Benefit Plan settlement loss	—	—	12,045	—	—
Stock donation to the Eastern Bank Foundation	—	—	—	—	91,287
Plus:
Gain on sale of other real estate owned	—	—	—	87	606
Noninterest expense on an operating basis (non-GAAP)	467,463	409,365	381,765	316,916	322,043
Less: Amortization of intangible assets	14,569	1,804	1,198	219	596
Noninterest expense for calculation of operating efficiency ratio (non-GAAP)	$452,894	$407,561	$380,567	$316,697	$321,447
Total revenue from continuing operations (GAAP)	$731,514	$312,656	$644,804	$527,264	$484,930
Total operating revenue (non-GAAP)	$750,586	$653,705	$670,094	$521,948	$479,913
Ratios
Efficiency ratio (GAAP)	69.50%	133.89%	60.27%	68.46%	88.57%
Operating efficiency ratio (non-GAAP)	60.34%	62.35%	56.79%	60.68%	66.98%

(1)Interest income on tax-exempt loans and investment securities has been adjusted to an FTE basis using a marginal tax rate of 21.8% for the year ended December 31, 2024, 21.8% for the year ended December 31, 2023, 21.6% for the year ended December 31, 2022, 21.0% for the year ended December 31, 2021, and 21.8% for the year ended December 31, 2020.
(2)Reflects costs associated with the IPO that were indirectly related to the IPO and were not recorded as a reduction of capital.
(3)Comprised of merger and acquisition expenses incurred related to our acquisition of Cambridge and Century. Merger and acquisition expenses previously reported for the years ended December 31, 2022, 2021, and 2020 related to acquisitions by Eastern Insurance Group were excluded from the above table as they were reclassified to discontinued operations. Refer to Note 23, “Discontinued

Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$3,611,967	$2,974,855	$2,471,790	$3,406,352	$3,428,052
Less: Goodwill and other intangibles (1)	1,050,158	566,205	661,126	649,703	376,534
Tangible shareholders’ equity (non-GAAP)	2,561,809	2,408,650	1,810,664	2,756,649	3,051,518
Tangible assets:
Total assets (GAAP)	25,557,880	21,133,278	22,646,858	23,512,128	15,964,190
Less: Goodwill and other intangibles (1)	1,050,158	566,205	661,126	649,703	376,534
Tangible assets (non-GAAP)	$24,507,722	$20,567,073	$21,985,732	$22,862,425	$15,587,656
Shareholders’ equity to assets ratio (GAAP)	14.1%	14.1%	10.9%	14.5%	21.5%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	10.5%	11.7%	8.2%	12.1%	19.6%
Book value per share:
Common shares issued and outstanding	213,909,472	176,426,993	176,172,073	186,305,332	186,758,154
Book value per share (GAAP)	$16.89	$16.86	$14.03	$18.28	$18.36
Tangible book value per share (non-GAAP)	$11.98	$13.65	$10.28	$14.80	$16.34
(1)Includes goodwill and other intangible assets which were associated with our insurance agency business for the years ended December 31, 2022, 2021, and 2020.
The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income (loss) from continuing operations and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	As of December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Net income (loss) from continuing operations (GAAP)	$119,561	$(62,689)	$186,511	$145,531	$8,861
Add: Amortization of intangible assets	14,569	1,804	1,198	219	596
Less: Tax effect of amortization of intangible assets (3)	4,036	509	337	62	168
Tangible net (loss) income from continuing operations (non-GAAP)	$130,094	$(61,394)	$187,372	$145,688	$9,289

Operating net income (non-GAAP) (1)	$192,596	$163,186	$199,902	$157,140	$88,276
Add: Amortization of intangible assets	14,569	1,804	1,198	219	596
Less: Tax effect of amortization of intangible assets (3)	4,036	509	337	62	168
Tangible operating net income (non-GAAP)	$203,129	$164,481	$200,763	$157,297	$88,704

Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$3,268,863	$2,571,001	$2,831,533	$3,424,570	$2,040,156
Less: Average goodwill and other intangibles (2)	791,489	643,977	655,653	414,441	376,706
Average tangible shareholders’ equity (non-GAAP)	$2,477,374	$1,927,024	$2,175,880	$3,010,129	$1,663,450
Ratios:
Return (loss) on average total shareholders’ equity (GAAP)	3.66%	(2.44)%	6.59%	4.25%	0.43%
Return (loss) on average tangible shareholders’ equity (non-GAAP)	5.25%	(3.19)%	8.61%	4.84%	0.56%
Operating return on average tangible shareholders’ equity (non-GAAP)	8.20%	8.54%	9.23%	5.23%	5.33%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income.
(2)Includes goodwill and other intangible assets included in assets of discontinued operations within the Company’s Consolidated Balance Sheets for the years ended December 31, 2023, 2022, 2021, and 2020.
(3)The tax effect of amortization of intangible assets was calculated using our combined statutory tax rate of 27.7%for the year ended December 31, 2024, 28.2% for the year ended December 31, 2023, and 28.1% for the years ended December 31, 2022, 2021, and 2020.
Financial Position
Summary of Financial Position

	As of December 31,		Change
	2024	2023	Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$1,006,880	$693,076	$313,804	45.3%
Securities available for sale	4,021,598	4,407,521	(385,923)	(8.8)%
Securities held to maturity	420,715	449,721	(29,006)	(6.4)%
Loans, net of allowance for loan losses	17,549,402	13,799,367	3,750,035	27.2%
Federal Home Loan Bank stock	5,865	5,904	(39)	(0.7)%
Goodwill and other intangibles, net	1,050,158	566,205	483,953	85.5%
Deposits	21,291,619	17,596,217	3,695,402	21.0%
Borrowed funds	93,900	48,216	45,684	94.7%

Cash and cash equivalents
Total cash and cash equivalents increased by $313.8 million, or 45.3%, to $1.0 billion at December 31, 2024 from $693.1 million at December 31, 2023. This increase was primarily due to proceeds from the sale of AFS securities of $1.1 billion and proceeds from maturities and principal paydowns of AFS and HTM securities of $0.4 billion. Partially offsetting these increases were net repayments of FHLB advances of $739.9 million, which includes repayment of advances assumed in connection with our merger with Cambridge, a net decrease in deposits, excluding deposits acquired from Cambridge, of $178.3 million, and a net increase in gross loans, excluding loans acquired from Cambridge, of $171.0 million during the year ended December 31, 2024. For further discussion of the change in securities, loans, and deposits, refer to the later “Securities,” “Loans,” and “Deposits” sections in this Item 7. For further information regarding our merger with Cambridge, refer to Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Securities
Our current investment policy authorizes us to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, corporate notes, asset-backed securities and state and municipal securities. The Risk Management Committee of our Board of Directors is responsible for approving and overseeing our investment policy, which it reviews at least annually. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and market risk considerations. We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk investment products. We typically invest in the following types of securities:
U.S. government securities: Our U.S. government securities consists of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of December 31,
	2024	2023
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,561,895	$2,780,638
Government-sponsored commercial mortgage-backed securities	1,161,111	1,124,376
U.S. Agency bonds	17,672	216,011
U.S. Treasury securities	97,619	95,152
State and municipal bonds and obligations	183,301	191,344
Total available for sale securities, at fair value	4,021,598	4,407,521
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	231,709	254,752
Government-sponsored commercial mortgage-backed securities	189,006	194,969
Total held to maturity securities, at amortized cost	420,715	449,721
Total	$4,442,313	$4,857,242
Our securities portfolio has decreased $0.4 billion, or 8.5%, to $4.4 billion at December 31, 2024 from $4.9 billion at December 31, 2023. This decrease was primarily due to sales of AFS securities of $1.1 billion and maturities and principal paydowns of AFS and HTM securities of $0.4 billion. Included in this activity are principal paydowns and proceeds from the sale of securities acquired in connection with our merger with Cambridge of $883.0 million, representing all of the securities acquired at fair value. All acquired securities paid down or were sold immediately following the completion of the merger. No gain or loss was recognized upon the sale as the securities were marked to fair value in connection with our purchase accounting based upon quoted sale prices. Partially offsetting these items were purchases of AFS securities of $199.5 million.
We did not have trading investments at December 31, 2024 and 2023.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $183.1 million at December 31, 2024 compared to $191.1 million at December 31, 2023.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both December 31, 2024 and 2023, we had no securities categorized as Level 3 within the fair value hierarchy.

The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the years ended December 31, 2024 and 2023. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted-Average Yield

	Securities Maturing as of December 31, 2024 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.83%	2.37%	1.68%	1.71%	1.72%
Government-sponsored commercial mortgage-backed securities	—	1.96	2.32	1.94	2.02
U.S. Agency bonds	—	1.56	—	—	1.56
U.S. Treasury securities	3.15	0.78	—	—	1.96
State and municipal bonds and obligations	2.40	2.76	3.59	4.12	3.70
Total available for sale securities	3.07%	1.91%	2.49%	1.82%	1.89%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.36	—	2.22
Total held to maturity securities	—%	2.16%	2.36%	2.86%	2.57%
Total	3.07%	1.95%	2.47%	1.88%	1.95%

	Securities Maturing as of December 31, 2023 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	—%	2.35%	1.90%	1.59%	1.60%
Government-sponsored commercial mortgage-backed securities	—	1.92	1.40	1.95	1.79
U.S. Agency bonds	—	1.35	—	—	1.35
U.S. Treasury securities	—	1.96	—	—	1.96
State and municipal bonds and obligations	1.33	2.41	3.34	4.09	3.66
Total available for sale securities	1.33%	1.76%	1.62%	1.73%	1.72%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	2.18	2.25	—	2.22
Total held to maturity securities	—%	2.18%	2.25%	2.87%	2.59%
Total	1.33%	1.81%	1.75%	1.79%	1.79%
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

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated, and the balance of loans, by category, that were acquired in connection with our merger with Cambridge as of the merger date of July 12, 2024:

	As of December 31,			Cambridge Acquired Loan Balances	Organic Change
	2024	2023	Change ($)		Amount ($)	Percentage (%)
	(Dollars in thousands)
Commercial and industrial	$3,296,068	$3,034,068	$262,000	$339,581	$(77,581)	(2.6)%
Commercial real estate	7,119,523	5,457,349	1,662,174	1,692,705	(30,531)	(0.6)%
Commercial construction	494,842	386,999	107,843	141,420	(33,577)	(8.7)%
Business banking	1,448,176	1,085,763	362,413	120,454	241,959	22.3%
Residential real estate	4,063,659	2,565,485	1,498,174	1,528,534	(30,360)	(1.2)%
Consumer home equity	1,385,394	1,208,231	177,163	87,785	89,378	7.4%
Other consumer	271,422	235,533	35,889	24,196	11,693	5.0%
Total gross loans	$18,079,084	$13,973,428	$4,105,656	$3,934,675	$170,981	1.2%
We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans increased $4.1 billion, or 29.4%, to $18.1 billion at December 31, 2024 from $14.0 billion at December 31, 2023. The increase as of December 31, 2024 was primarily due to loans acquired in connection with our merger with Cambridge. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for additional discussion. Excluding the addition of acquired loans, our gross loans increased $171.0 million, or 1.2%, which was primarily attributable to increased balances of business banking and consumer home equity loans.
•Excluding Cambridge-acquired loans, our business banking portfolio increased by $242.0 million, or 22.3%, from December 31, 2023 to December 31, 2024 which was primarily due to transfers from our commercial and industrial and commercial real estate portfolios. These transfers contributed to an overall decrease in the total balance of our commercial and industrial and commercial real estate portfolios and were partially offset by originations in those portfolios. In the normal course of business, loans are transferred from our commercial and industrial and commercial real estate portfolios to our business banking portfolio once the loan balances reach a certain dollar threshold.
•Excluding Cambridge-acquired loans, our consumer home equity portfolio increased by $89.4 million, or 7.4%, from December 31, 2023 to December 31, 2024 which was primarily due to additional draws by borrowers on home equity lines of credit.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of December 31, 2024, the amortized cost balances of concentrations in our commercial loan portfolios were as follows:

	Commercial and Industrial
	Balance	Percentage (%)
	(Dollars in thousands)
Educational services	$694,739	21.2%
Real estate	342,537	10.5%
Professional, scientific, and technical services	326,486	10.0%
Wholesale trade	279,947	8.6%
Accommodation	266,386	8.2%
Finance and insurance	174,313	5.3%
Admin support	169,153	5.2%
Healthcare	164,557	5.0%
Transportation	150,465	4.6%
Utilities	146,716	4.5%
Other industries	551,276	16.9%
Total portfolio	$3,266,575	100.0%

	Commercial Real Estate
	Balance	Percentage (%)
	(Dollars in thousands)
Multi-family	$2,045,617	28.9%
Industrial/warehouse	746,945	10.6%
Retail	680,803	9.7%
Office	606,562	8.6%
Mixed use - multi-family	443,060	6.3%
Affordable housing	408,555	5.8%
School	336,645	4.8%
Mixed use - office	335,288	4.8%
Mixed use - retail	282,389	4.0%
Hotel/motel/hospitality	259,178	3.7%
Other property types	899,036	12.8%
Total portfolio	$7,044,078	100.0%

	Commercial Construction
	Balance	Percentage (%)
	(Dollars in thousands)
Affordable housing	$284,753	57.9%
Multi-family	81,056	16.5%
For sale housing	44,160	9.0%
Mixed use - multi-family	21,123	4.3%
Self storage	18,829	3.8%
Industrial/warehouse	14,748	3.0%
Retail	12,667	2.6%
School	3,602	0.7%
Other property types	10,711	2.2%
Total portfolio	$491,649	100.0%
We believe that the loan to value ratio (“LTV”) is an important factor in monitoring the risk characteristics of our loans secured by real estate. The following tables show the distribution of loan balances, on an amortized cost basis, by LTV and year of origination for each of our portfolios of loans secured by real estate as of December 31, 2024:

	Balance of Commercial Real Estate Loans Originated During the Year Ended December 31,
	2024	2023	2022	2021	2020	2019 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$43,574	$7,109	$32,943	$8,824	$4,511	$89,894	$186,855
50.00% or lower	205,594	180,548	694,667	328,403	314,449	990,850	2,714,511
50.01% - 69.99%	251,847	365,031	884,924	599,983	351,877	967,028	3,420,690
70.00% - 79.99%	44,674	89,145	194,813	101,275	50,873	102,144	582,924
80.00% - 89.99% (3)	1,565	2,579	1,281	1,334	4,201	18,233	29,193
90.00% or higher (3)	8,872	50,412	—	23,931	16,169	10,521	109,905
Total	$556,126	$694,824	$1,808,628	$1,063,750	$742,080	$2,178,670	$7,044,078
Weighted average LTV	50.61%	62.53%	52.17%	54.80%	51.06%	48.25%	52.18%

	Balance of Residential Real Estate Loans Originated During the Year Ended December 31,
	2024	2023	2022	2021	2020	2019 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$1,759	$—	$—	$92	$850	$9,490	$12,191
50.00% or lower	34,313	40,790	126,909	295,233	153,786	284,833	935,864
50.01% - 69.99%	37,710	53,498	210,370	397,051	245,752	352,349	1,296,730
70.00% - 79.99%	78,420	129,490	398,544	277,243	115,649	119,082	1,118,428
80.00% - 89.99%	39,841	75,171	194,594	54,419	33,598	46,708	444,331
90.00% or higher	23,029	24,551	50,615	14,788	3,136	4,719	120,838
Total	$215,072	$323,500	$981,032	$1,038,826	$552,771	$817,181	$3,928,382
Weighted average LTV	71.63%	72.37%	70.29%	59.92%	59.12%	54.93%	62.98%

	Balance of Consumer Home Equity Loans Originated During the Year Ended December 31,
	2024	2023	2022	2021	2020	2019 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$206,164	$187,290	$295,895	$173,121	$22,647	$216,058	$1,101,175
50.00% or lower	120	1,092	3,429	460	20,933	60,962	86,996
50.01% - 69.99%	123	911	4,836	667	27,083	57,879	91,499
70.00% - 79.99%	96	381	3,768	423	11,447	57,205	73,320
80.00% - 89.99%	19	222	1,830	587	4,258	25,157	32,073
90.00% or higher	—	—	—	—	—	225	225
Total	$206,522	$189,896	$309,758	$175,258	$86,368	$417,486	$1,385,288
Weighted average LTV	59.19%	55.36%	60.13%	60.93%	56.26%	59.00%	58.42%
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
The maturity distribution of our loan portfolio is one factor used by management to evaluate the risk characteristics of our loan portfolio. The following table shows the maturity distribution of our loans, on a gross basis, as of December 31, 2024:
Scheduled Contractual Loan Maturity

	One Year or Less (1)	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$459,202	$1,249,584	$610,291	$947,498	$3,266,575
Commercial real estate	660,827	2,525,060	3,477,055	381,136	7,044,078
Commercial construction	117,812	245,229	65,729	62,879	491,649
Business banking	181,395	380,930	781,912	90,966	1,435,203
Residential real estate	1,246	22,254	315,913	3,588,969	3,928,382
Consumer home equity	2,300	22,932	249,510	1,110,546	1,385,288
Other consumer	41,656	77,208	107,151	1,164	227,179
Total loans	$1,464,438	$4,523,197	$5,607,561	$6,183,158	$17,778,354
(1)Includes demand loans, or loans without a stated maturity.
The interest rate risk of our loan portfolio is an important element in the management of net interest margin. We attempt to manage the relationship between the interest rate sensitivity of our assets and liabilities to produce an effective interest differential that is not significantly impacted by changes in the level of interest rates. The following table shows the interest rate risk of our loans, on a gross basis, due one year after December 31, 2024:

Loan Interest Rate Risk

	Due after December 31, 2025
	Fixed	Adjustable	Total
	(In thousands)
Commercial and industrial	$815,645	$1,991,728	$2,807,373
Commercial real estate	2,826,091	3,557,160	6,383,251
Commercial construction	216,568	157,269	373,837
Business banking	362,704	891,104	1,253,808
Residential real estate	2,648,971	1,278,165	3,927,136
Consumer home equity	172,727	1,210,261	1,382,988
Other consumer	183,061	2,462	185,523
Total loans	$7,225,767	$9,088,149	$16,313,916
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
Special mention, substandard and doubtful loans totaled 4.9% and 4.1% of total commercial loans outstanding at December 31, 2024 and 2023, respectively. This increase was driven by several risk rating downgrades of loans in the commercial real estate and commercial and industrial portfolios.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
For the retail portfolio, which includes residential real estate, consumer home equity, and other consumer portfolios, we monitor credit quality using the borrower’s FICO score. As of December 31, 2024, 72.0% of retail borrowers, based on amortized cost balances, have a FICO score of 740 or greater. The following table shows the balances by borrowers’ current FICO scores as of the dates indicated:

	As of December 31, 2024			As of December 31, 2023
	Residential Real Estate	Consumer Home Equity	Other Consumer	Residential Real Estate	Consumer Home Equity	Other Consumer
Current FICO (1)	(Dollars in thousands)
Not available (2)	$35,784	$26,906	$18,024	$1,873	$22,213	$14,030
640 or lower	118,720	65,538	3,656	69,423	45,632	3,647
641 – 699	314,204	154,184	13,882	216,078	132,270	12,352
700 – 739	521,330	257,035	23,199	410,644	214,096	22,169
740 or higher	2,938,344	881,625	168,418	1,884,447	796,957	154,821
Total	$3,928,382	$1,385,288	$227,179	$2,582,465	$1,211,168	$207,019
Average FICO	770.9	755.4	783.0	767.4	758.8	781.6
(1)Borrower FICO scores are updated on a semi-annual basis, and the most recent update occurred in August 2024.
(2)Insufficient data available to report.
The delinquency rate of our total loan portfolio increased to 0.62% at December 31, 2024 from 0.41% at December 31, 2023.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of December 31,
	2024	2023
Commercial and industrial	0.00%	0.13%
Commercial real estate	0.46%	—%
Commercial construction	—%	—%
Business banking	1.19%	0.58%
Residential real estate	1.04%	1.11%
Consumer home equity	1.29%	1.43%
Other consumer	0.62%	0.46%
Total	0.62%	0.41%
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
NPLs increased $83.3 million, or 158%, to $135.8 million at December 31, 2024 from $52.6 million at December 31, 2023. NPLs as a percentage of total loans increased to 0.76% at December 31, 2024 from 0.38% at December 31, 2023. Refer to the later “Allowance for Credit Losses” section in this Item 7 for a discussion of the change in non-accrual loans which comprise our NPLs as of December 31, 2024 and December 31, 2023.
The total amount of interest recorded on NPLs during both the years ended December 31, 2024 and 2023 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $8.8 million and $6.5 million for the years ended December 31, 2024 and 2023, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. The aggregate amortized cost balance as of December 31, 2024 of loans modified during the year ended December 31, 2024 which were determined to be modifications to borrowers experiencing financial difficulty was $30.7 million. Included in such modifications were four commercial real estate loans collateralized by properties in our office risk segment. The aggregate amortized cost balance as of December 31, 2023 of loans modified during the year ended December 31, 2023 which were determined to be modifications to borrowers experiencing financial difficulty was $19.4 million.
As of December 31, 2024, there were three loans with an aggregate balance of $0.5 million that had been modified to borrowers experiencing financial difficulty during the during the twelve-month period then ended which had subsequently defaulted during the year ended December 31, 2024. As of December 31, 2023, there were no loans that had been modified to borrowers experiencing financial difficulty during the twelve-month period then ended which had subsequently defaulted during the year ended December 31, 2023.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the merger date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the merger date. As of December 31, 2024 and December 31, 2023, the carrying amount of PCD loans was $331.4 million and $49.1 million, respectively. The increase in PCD loans was due to our acquisition of PCD loans in the third quarter of 2024 in connection with our merger with Cambridge which was completed on July 12, 2024 and which added $356.1 million in PCD loans on a gross amortized cost basis.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit the potential to be unable to comply in the future with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $38.3 million, or 10.2%, to $412.0 million at December 31, 2024 from $373.7 million at December 31, 2023. These loans as a percentage of total loans decreased to 2.3% at December 31, 2024 from 2.7% at December 31, 2023. The increase in potential problem loans from December 31, 2023 to December 31, 2024 was primarily due to the downgrade of certain commercial real estate and commercial and industrial loans during the year ended December 31, 2024, including certain commercial real estate loans collateralized by properties in the office risk segment, and the addition of certain loans acquired in connection with our merger with Cambridge. Refer to the below “Commercial Real Estate Office Exposure” section of this Item 7 for additional information.
Commercial Real Estate Office Exposure. Our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, and mixed-use properties where rental income is primarily from office space) totaled $1.0 billion and $0.8 billion as of December 31, 2024 and 2023, respectively. Included in this total as of December 31, 2024 were loans with a balance of $288.1 million which were acquired during year ended December 31, 2024 in connection with our merger with Cambridge. As of December 31, 2024, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 92.1% of the total recorded investment balance of office-related CRE loans are located, and approximately 20.4% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as reduced occupancy as a result of the increase in hybrid and fully remote work arrangements post-COVID and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of December 31, 2024, twelve of our office-related CRE loans, which had a total recorded investment balance of $87.0 million, were on non-accrual status. As of December 31, 2023, two of our office-related CRE loans were on non-accrual status and had a total recorded investment balance of $14.0 million.
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	As of December 31,
	2024	2023
	(In thousands)
Commercial real estate
Pass	$848,526	$683,545
Special mention	30,409	—
Substandard	71,088	104,962
Doubtful	87,012	13,969
Total commercial real estate	$1,037,035	$802,476
Commercial construction
Pass	$—	$15,986
Special mention	621	454
Substandard	779	—
Doubtful	—	—
Total commercial construction	$1,400	$16,440
Total	$1,038,435	$818,916
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	As of December 31,
	2024	2023
	(In thousands)
Commercial real estate
Office	$617,089	$425,682
Medical office	81,980	113,110
Mixed-use	337,966	263,684
Total commercial real estate	$1,037,035	$802,476
Commercial construction
Office	$1,400	$454
Medical office	—	14,961
Mixed-use	—	1,025
Total commercial construction	$1,400	$16,440
Total	$1,038,435	$818,916
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
The allowance for loan losses increased by $80.0 million, or 53.7%, to $229.0 million, or 1.29% of total loans, at December 31, 2024 from $149.0 million, or 1.07% of total loans at December 31, 2023. The increase in the allowance for loan losses was primarily due to our merger with Cambridge, which was completed on July 12, 2024. In connection with the merger, we recorded an allowance for acquired PCD loans of $55.8 million, as a gross-up of the corresponding loan balance, and an allowance for acquired non-PCD loans of $40.9 million, recognized through the provision for allowance for loan losses immediately following the completion of the merger. Excluding these amounts, the allowance for loan losses decreased by $16.7 million from December 31, 2023 to December 31, 2024. For further discussion of the change in the allowance for loan losses and the provision for allowance for loans losses, refer to Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets. Our reserve for unfunded lending commitments decreased by $1.0 million, or 7%, to $13.1 million at December 31, 2024 from $14.1 million at December 31, 2023. The decrease was primarily due to lower reserve rates and unfunded balances within the commercial construction portfolio, which were attributable to an improved economic forecast and draws by borrowers which served to reduce unfunded balances. The decrease in our reserve for unfunded lending commitments contributed to a decrease in our other non-interest expense during the year ended December 31, 2024.

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	For the Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(59)	$(283)	$(1,053)	$623	$992
Commercial real estate	40,349	7,810	(91)	243	(206)
Commercial construction	—	—	—	—	—
Business banking	1,309	2,778	223	3,567	4,855
Residential real estate	(177)	(97)	(94)	(87)	(125)
Consumer home equity	(77)	(34)	(23)	(161)	421
Other consumer	1,906	1,953	1,625	1,373	2,129
Total net loan charge-offs	$43,251	$12,127	$587	$5,558	$8,066
Average loans:
Commercial and industrial	$3,198,008	$3,197,668	$2,944,064	$2,015,665	$2,053,093
Commercial real estate	6,287,261	5,377,304	4,886,951	3,960,818	3,654,887
Commercial construction	453,372	357,499	294,805	191,771	226,286
Business banking	1,149,337	981,496	1,021,720	1,241,770	1,079,779
Residential real estate	3,213,200	2,536,374	2,063,193	1,508,796	1,398,337
Consumer home equity	1,292,616	1,193,270	1,129,757	869,110	902,634
Other consumer	216,900	188,476	197,659	233,932	334,257
Average total loans (1)	$15,810,694	$13,832,087	$12,538,149	$10,021,862	$9,649,273
Total net charge-offs (recoveries) to average total loans outstanding during the period
Commercial and industrial	0.00%	(0.01)%	(0.04)%	0.03%	0.05%
Commercial real estate	0.64	0.15	0.00	0.01	(0.01)
Commercial construction	—	—	—	—	—
Business banking	0.11	0.28	0.02	0.29	0.45
Residential real estate	(0.01)	0.00	0.00	(0.01)	(0.01)
Consumer home equity	(0.01)	0.00	0.00	(0.02)	0.05
Other consumer	0.88	1.04	0.82	0.59	0.64
Total net charge-offs to average total loans outstanding during the period	0.27%	0.09%	0.00%	0.06%	0.08%
Total loans (2)	$17,778,354	$13,948,360	$13,562,528	$12,255,068	$9,706,989
Total non-accrual loans	$135,820	$52,557	$38,604	$32,993	$41,005
Allowance for loan losses	$228,952	$148,993	$142,211	$97,787	$113,031
Allowance for loan losses as a percent of total loans	1.29%	1.07%	1.05%	0.80%	1.16%
Non-accrual loans as a percent of total loans	0.76%	0.38%	0.28%	0.27%	0.42%
Allowance for loan losses as a percent of non-accrual loans	168.57%	283.49%	368.38%	296.39%	275.65%
(1)Average loan balances exclude loans held for sale.
(2)Amounts presented include unearned discounts and deferred fees, net

Non-accrual loans increased $83.3 million, or 158%, to $135.8 million at December 31, 2024 from $52.6 million at December 31, 2023, primarily due to loans acquired from Cambridge and which were already on non-accrual or were transferred to non-accrual following the completion of the merger. As of December 31, 2024, the amount of loans on non-accrual which were acquired from Cambridge was $59.3 million. For additional information regarding the credit quality of our loans, see Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
The following tables set forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition and the related loan balances as a percentage of total loans as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of December 31,
	2024			2023
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$41,090	17.95%	18.24%	$26,959	18.09%	21.71%
Commercial real estate	116,175	50.74%	39.37%	65,475	43.95%	39.05%
Commercial construction	8,462	3.70%	2.74%	6,666	4.47%	2.77%
Business banking	19,899	8.69%	8.01%	14,913	10.01%	7.77%
Residential real estate	32,291	14.10%	22.48%	25,954	17.42%	18.36%
Consumer home equity	7,472	3.26%	7.66%	5,595	3.76%	8.65%
Other consumer	3,563	1.56%	1.50%	3,431	2.30%	1.69%
Total	$228,952	100.00%	100.00%	$148,993	100.00%	100.00%

	As of December 31,
	2022			2021			2020
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$26,859	18.89%	23.21%	$18,018	18.43%	24.10%	$26,617	23.54%	20.51%
Commercial real estate	54,730	38.49%	37.97%	52,373	53.56%	36.82%	54,569	48.28%	36.73%
Commercial construction	7,085	4.98%	2.48%	2,585	2.64%	1.81%	4,553	4.03%	3.14%
Business banking	16,189	11.38%	8.03%	10,983	11.23%	10.87%	13,152	11.64%	13.76%
Residential real estate	28,129	19.78%	18.13%	6,556	6.70%	15.69%	6,435	5.69%	14.09%
Consumer home equity	6,454	4.54%	8.75%	3,722	3.81%	8.96%	3,744	3.31%	8.92%
Other consumer	2,765	1.94%	1.43%	3,308	3.38%	1.75%	3,467	3.07%	2.85%
Other	—	—%	—%	242	0.25%	—%	494	0.44%	—%
Total	$142,211	100.00%	100.00%	$97,787	100.00%	100.00%	$113,031	100.00%	100.00%
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
We held an investment in the FHLBB of $5.9 million at both December 31, 2024 and 2023. The amount of stock we are required to purchase is in proportional to our FHLB borrowings and level of total assets.
Goodwill and other intangible assets
The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below:

	As of December 31,
	2024	2023
	(In thousands)
Balances not subject to amortization
Goodwill	$914,957	$557,635
Balances subject to amortization
Core deposit intangibles	111,296	8,570
Customer list intangible	22,841	—
Trade name intangible	1,064	—
Total balances subject to amortization	135,201	8,570
Total goodwill and other intangible assets	$1,050,158	$566,205
The balance of our goodwill and other intangible assets was $1.1 billion and $0.6 billion at December 31, 2024 and 2023, respectively. The increase in goodwill and other intangible assets at December 31, 2024 from December 31, 2023 was due to our merger with Cambridge during the third quarter of 2024. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for additional discussion. We did not record any impairment to our goodwill or other intangible assets during the years ended December 31, 2024 and 2023. For discussion of the impairment testing performed, refer to Note 8, “Goodwill and Core Deposit Intangible Asset” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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

The following table presents our deposits as of the dates indicated, and the balance of deposits, by category, that were acquired in connection with our merger with Cambridge as of the merger date of July 12, 2024:
Components of Deposits

	As of December 31,			Cambridge Acquired Deposit Balances	Organic Change
	2024	2023	Change		Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$5,992,082	$5,162,218	$829,864	$979,895	$(150,031)	(2.9)%
Interest checking	4,606,250	3,737,361	868,889	1,149,097	(280,208)	(7.5)%
Savings	1,620,602	1,323,126	297,476	471,340	(173,864)	(13.1)%
Money market investments	5,736,362	4,664,475	1,071,887	854,614	217,273	4.7%
Certificate of deposits	3,336,323	2,709,037	627,286	418,771	208,515	7.7%
Total deposits	$21,291,619	$17,596,217	$3,695,402	$3,873,717	$(178,315)	(1.0)%
Deposits increased by $3.7 billion, or 21.0%, to $21.3 billion at December 31, 2024 from $17.6 billion at December 31, 2023. This increase was primarily due to the addition of deposits acquired in connection with our merger with Cambridge, which was completed on July 12, 2024. Excluding the acquired deposit balances, deposits decreased $178.3 million, or 1.0%, at December 31, 2024 from December 31, 2023. This decrease was primarily driven by a decrease in the balances of omnibus deposit accounts which decreased $285.3 million from December 31, 2023 to December 31, 2024 and which contributed to the decrease in interest checking deposits, excluding the impact of our merger with Cambridge. Further, the remaining changes, which taken together comprise an overall increase, reflect organic deposit growth and a continued shift in deposit mix from non-interest-bearing/low-yielding deposit accounts to interest-bearing/higher-yielding deposit account types during the year ended December 31, 2024. The shift in deposit mix was due primarily to increases in rates paid on money market investment deposits and certificates of deposit, which attracted depositors to such products.
The Bank’s estimate of total uninsured deposits was $9.0 billion and $8.0 billion at December 31, 2024 and 2023, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $6.9 billion and $5.5 billion at December 31, 2024 and December 31, 2023, respectively.
The following table presents the classification of deposits on an average basis for the years indicated:
Classification of Deposits on an Average Basis

	For the Year Ended December 31,
	2024		2023		2022
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,348,124	—%	$5,404,208	—%	$6,647,518	—%
Interest checking	4,167,043	1.04%	4,070,585	0.60%	4,890,709	0.24%
Savings	1,466,914	0.21%	1,515,713	0.01%	2,015,651	0.01%
Money market investments	5,283,231	2.66%	4,918,343	2.11%	5,057,445	0.27%
Certificates of deposit	3,146,139	4.78%	2,303,520	4.24%	463,261	0.70%
Total deposits	$19,411,451	1.74%	$18,212,369	1.24%	$19,074,584	0.15%

Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated had maturities as follows:
Maturities of Time Certificates of Deposit $250,000 and Over

	As of December 31,
	2024	2023
Maturing in	(In thousands)
Three months or less	$416,015	$278,281
Over three months through six months	544,598	262,761
Over six months through twelve months	156,565	316,408
Over twelve months	5,161	10,146
Total	$1,122,339	$867,596
Borrowings
Our borrowings may consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
The following table sets forth information concerning balances on our borrowings as of the dates indicated:
Borrowings by Category

	As of December 31,		Change
	2024	2023	Amount ($)	Percentage (%)
	(In thousands)
Escrow deposits of borrowers	$27,721	$21,978	$5,743	26.1%
Interest rate swap collateral funds	48,590	8,500	40,090	471.6%
Federal Home Loan Bank advances	17,589	17,738	(149)	(0.8)%
Total	$93,900	$48,216	$45,684	94.7%
Our total borrowings increased by $45.7 million to $93.9 million at December 31, 2024 compared to $48.2 million at December 31, 2023. The increase was primarily due to increased balances of interest rate swap collateral funds. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 7 for additional discussion of our liquidity position.
Results of Operations
The information presented within this section excludes discontinued operations with regard to the year ended December 31, 2023. Refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further discussion regarding discontinued operations.
Summary of Results of Operations

	For the Year Ended December 31,		Change
	2024	2023	Amount ($)	Percentage (%)
	(Dollars in thousands)
Interest and dividend income	$946,766	$796,459	$150,307	18.9%
Interest expense	339,169	246,050	93,119	37.8%
Net interest income	607,597	550,409	57,188	10.4%
Provision for allowance for loan losses	67,380	20,052	47,328	236.0%
Noninterest income (loss)	123,917	(237,753)	361,670	(152.1)%
Noninterest expense	508,368	418,602	89,766	21.4%
Income tax expense (benefit)	36,205	(63,309)	99,514	(157.2)%
Net income (loss)	$119,561	$(62,689)	$182,250	(290.7)%

Comparison of the Years Ended December 31, 2024 and 2023
Interest and Dividend Income
Interest and dividend income increased by $150.3 million, or 18.9%, to $946.8 million during the year ended December 31, 2024 from $796.5 million during the year ended December 31, 2023. The increase was due to an increase in the average balance of our loan portfolio and our yields and was partially offset by a decrease in interest income on securities and other short-term investments.
•Interest income on loans increased $155.9 million, or 23.9%, to $808.0 million during the year ended December 31, 2024 from $652.1 million during the year ended December 31, 2023. The increase in interest income on our loans was due to an increase in the average balance of our loans and an increase in the yield on our loans. The average balance of our loans increased $2.0 billion, or 14.3%, to $15.8 billion during the year ended December 31, 2024 from $13.8 billion during the year ended December 31, 2023, which was primarily due to loans acquired in connection with our merger with Cambridge of $3.7 billion. The increase in yield, which increased 39 basis points to 5.22% during the year ended December 31, 2024, from 4.83% during the year ended December 31, 2023, was primarily due to accretion of the discount on loans acquired in our merger with Cambridge, increases in market rates of interest which resulted in increased yields on variable rate loans which repriced, and new loans originated at higher rates of interest.
•Interest income on securities and other short-term investments decreased by $5.6 million, or 3.9%, to $138.7 million during the year ended December 31, 2024 from $144.4 million during the year ended December 31, 2023. The decrease was primarily driven by a decrease in the average balance of our securities and other short-term investments, which decreased $0.8 billion, or 11.2%, to $6.2 billion for the year ended December 31, 2024 from $7.0 billion for the year ended December 31, 2023. The decrease in the average balance was primarily due to our sales of AFS securities during the year ended December 31, 2024, as well as maturities and principal paydowns on AFS and HTM securities. Partially offsetting the decrease in the average balance of our securities and other short-term investments, and contributing to the overall increase in interest income during the year ended December 31, 2024, was an increase in our yield on our securities and other short-term investments which increased 16 basis points during the year ended December 31, 2024 in comparison to the year ended December 31, 2023 primarily due to an increase in the rate paid on our cash held at the Federal Reserve Bank of Boston from an average of 5.10% during the year ended December 31, 2023 to an average of 5.21% during the year ended December 31, 2024.
Interest Expense
Interest expense increased $93.1 million to $339.2 million during the year ended December 31, 2024 from $246.1 million during the year ended December 31, 2023. The overall increase was attributable to an increase in deposit interest expense partially offset by a decrease in borrowings interest expense.
During the year ended December 31, 2024, interest expense on our interest-bearing deposits increased by $111.3 million to $337.4 million from $226.1 million during the year ended December 31, 2023. This increase was due to an increase in the average balance of interest-bearing deposits. During the year ended December 31, 2024, average interest-bearing deposits increased $1.3 billion, or 9.8%, to $14.1 billion, from $12.8 billion during the year ended December 31, 2023 primarily as a result of our merger with Cambridge which added approximately $2.9 billion in interest-bearing deposits. Also contributing to the increase was an increase in rates paid on deposits. Rates paid on deposits increased by 63 basis points to 2.40% during the year ended December 31, 2024 from 1.77% during the year ended December 31, 2023. This was primarily due to our increasing overall deposit rates paid in response to an increase in market rates of interest and heightened industry-wide competition for deposits, as well as a shift in deposit mix from lower interest-bearing account types to higher interest-bearing account types.
Interest expense related to our borrowings decreased by $18.2 million to $1.8 million during the year ended December 31, 2024 from $20.0 million during the year ended December 31, 2023. The decrease in borrowings interest expense during the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to a decrease in our utilization of our FHLB borrowing capacity. Our utilization of FHLBB borrowings was greater during the year ended December 31, 2023 compared to the year ended December 31, 2024 as we had bolstered our on-balance sheet liquidity in response to the bank failures in the first quarter of 2023. During the fourth quarter of 2023, we paid down our FHLB advances primarily with the proceeds from the sale of our insurance agency business, which occurred in the fourth quarter of 2023. Both of these factors resulted in a reduced average balance of borrowings during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Net Interest Income

Net interest income increased by $57.2 million, or 10.4%, to $607.6 million during the year ended December 31, 2024, from $550.4 million during the year ended December 31, 2023. Net interest income increased due to a increase in the balance of average total interest-earning assets of $1.2 billion, or 5.7%, to $22.0 billion during the year ended December 31, 2024 from $20.8 billion during the year ended December 31, 2023, as well as an increase in our net interest margin during the year ended December 31, 2024.
The following chart shows our net interest margin over the past five years:

Net Interest Margin ("NIM")
3.40%
3.20%
3.00%
2.80%
2.60%
2.40%
2020
2021
2022
2023
2024
NIM

Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 21.8%, 21.8%, and 21.6% for the years ended December 31, 2024, 2023, and 2022, respectively.
Net interest margin increased 12 basis points basis points to 2.85% during the year ended December 31, 2024, from 2.73% during the year ended December 31, 2023. The increase in net interest margin for the year ended December 31, 2024 from the year ended December 31, 2023 was primarily due to an increase in the average balance and yield on interest-earning assets which exceeded the increase in the cost of our interest-earning liabilities.

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
Average Balances, Interest Earned/Paid, & Average Yields/Costs

	As of and for the Year Ended December 31,
	2024			2023			2022
	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1):
Commercial	$11,087,978	$591,885	5.34%	$9,913,968	$491,427	4.96%	$9,147,540	$366,097	4.00%
Residential	3,214,769	131,648	4.10%	2,538,588	90,139	3.55%	2,064,609	63,803	3.09%
Consumer	1,509,516	101,552	6.73%	1,381,745	86,167	6.24%	1,327,417	56,965	4.29%
Total loans	15,812,263	825,085	5.22%	13,834,301	667,733	4.83%	12,539,566	486,865	3.88%
Non-taxable investment securities	197,391	7,342	3.72%	197,682	7,279	3.68%	253,651	9,091	3.58%
Taxable investment securities	5,176,736	90,582	1.75%	6,050,024	101,233	1.67%	8,413,217	118,690	1.41%
Other short-term investments	810,670	42,377	5.23%	720,864	37,395	5.19%	420,834	3,271	0.78%
Total interest-earning assets	21,997,060	965,386	4.39%	20,802,871	813,640	3.91%	21,627,268	617,917	2.86%
Non-interest-earning assets	1,296,780			921,622			986,865
Total assets	$23,293,840			$21,724,493			$22,614,133
Interest-bearing liabilities:
Deposits:
Savings accounts	$1,466,914	$3,136	0.21%	$1,515,713	$217	0.01%	$2,015,651	$209	0.01%
Interest checking accounts	4,167,043	43,187	1.04%	4,070,585	24,235	0.60%	4,890,709	11,675	0.24%
Money market investments	5,283,231	140,695	2.66%	4,918,343	104,002	2.11%	5,057,445	13,479	0.27%
Time accounts	3,146,139	150,349	4.78%	2,303,520	97,621	4.24%	463,261	3,258	0.70%
Total interest-bearing deposits	14,063,327	337,367	2.40%	12,808,161	226,075	1.77%	12,427,066	28,621	0.23%
Federal funds purchased	8	—	—%	8	—	—%	964	24	2.49%
Other borrowings	68,227	1,802	2.64%	418,876	19,975	4.77%	255,668	8,482	3.32%
Total interest-bearing liabilities	14,131,562	339,169	2.40%	13,227,045	246,050	1.86%	12,683,698	37,127	0.29%
Demand accounts	5,348,124			5,404,208			6,647,518
Other noninterest-bearing liabilities	545,291			522,239			451,384
Total liabilities	20,024,977			19,153,492			19,782,600
Shareholders’ equity	3,268,863			2,571,001			2,831,533
Total liabilities and shareholders’ equity	$23,293,840			$21,724,493			$22,614,133
Net interest income - FTE		$626,217			$567,590			$580,790
Net interest rate spread (2)			1.99%			2.05%			2.57%
Net interest-earning assets (3)	$7,865,498			$7,575,826			$8,943,570
Net interest margin - FTE (4)			2.85%			2.73%			2.69%
Average interest-earning assets to interest-bearing liabilities	155.66%			157.28%			170.51%
Return on average assets (5)	0.51%			1.07%			0.88%
Return on average equity (6)	3.66%			9.03%			7.05%
Noninterest expenses to average assets (7)	2.18%			2.35%			2.08%
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
(5)Represents net income, including net income from discontinued operations, divided by average total assets. Discontinued operations is applicable to the years ended December 31, 2023 and 2022.
(6)Represents net income, including net income from discontinued operations, divided by average equity. Discontinued operations is applicable to the years ended December 31, 2023 and 2022..
(7)Includes noninterest expenses included in results of discontinued operations. Discontinued operations is applicable to the years ended December 31, 2023 and 2022. Refer to Note 23, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
Rate and Volume Analysis

	For the Year Ended December 31, 2024 vs. 2023			For the Year Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In thousands)
Interest-earning assets:
Loans
Commercial	$39,550	$60,908	$100,458	$92,755	$32,575	$125,330
Residential	15,163	26,346	41,509	10,365	15,971	26,336
Consumer	7,078	8,307	15,385	26,783	2,419	29,202
Total loans	61,791	95,561	157,352	129,903	50,965	180,868
Non-taxable investment securities	74	(11)	63	243	(2,055)	(1,812)
Taxable investment securities	4,469	(15,120)	(10,651)	19,613	(37,070)	(17,457)
Other short-term investments	290	4,692	4,982	30,315	3,809	34,124
Total interest-earning assets	$66,624	$85,122	$151,746	$180,074	$15,649	$195,723
Interest-bearing liabilities:
Deposits:
Savings accounts	$2,926	$(7)	$2,919	$68	$(60)	$8
Interest checking accounts	18,365	587	18,952	14,813	(2,253)	12,560
Money market investments	28,532	8,161	36,693	90,904	(381)	90,523
Time accounts	13,640	39,088	52,728	52,706	41,657	94,363
Total interest-bearing deposits	63,463	47,829	111,292	158,491	38,963	197,454
Federal funds purchased	—	—	—	(12)	(12)	(24)
Other borrowings	(6,318)	(11,855)	(18,173)	4,673	6,820	11,493
Total interest-bearing liabilities	57,145	35,974	93,119	163,152	45,771	208,923
Change in net interest income	$9,479	$49,148	$58,627	$16,922	$(30,122)	$(13,200)
The following chart shows the composition of our yearly average interest-earning assets for the past five years:

Average Interest-Earning Assets
$25,000,000
$20,000,000
$15,000,000
$10,000,000
$5,000,000
$—
(in thousands)
2020
2021
2022
2023
2024
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded a provision for allowance for loan losses of $67.4 million for the year ended December 31, 2024, compared to a provision of $20.1 million for the year ended December 31, 2023. During the year ended December 31, 2024, we recorded a provision for allowance for loan losses of $40.9 million related to non-PCD loans acquired in connection with our merger with Cambridge which closed on July 12, 2024. Excluding this amount, the provision for the year ended December 31, 2024 was $26.5 million. Management determined a provision to be necessary for the year ended December 31, 2024 primarily due to $42.6 million in charge-offs of commercial real estate loans and due to an increase in specific reserves for commercial real estate loans collateralized by property in the office risk segment. Included in charge-offs of commercial real estate loans during the year ended December 31, 2024 was $41.3 million of charge-offs on loans collateralized by property in the office risk segment which transitioned to non-accrual status during the year ended December 31, 2024 and had not been previously reserved for on a specific reserve basis, and $19.8 million of charge-offs on PCD loans acquired in the merger with Cambridge.
Management’s estimate of our allowance for loan losses as of December 31, 2024 and the provision for loan losses for the year ended December 31, 2024, was supported, in part, by Oxford Economics’ December 2024 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed U.S. economic growth in 2025 will be consistent with 2024 as U.S. gross domestic product (“GDP”) will grow by 2.6%. This forecast reflects the impact of steady consumer spending but a slight increase in the unemployment rate. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included a rise in the unemployment rate and a slight decline in the growth rate of U.S. GDP. Further, the forecast assumed that the FOMC will decrease federal funds rates several times in 2025. Refer to the section titled “Outlook and Trends” within this Item 7 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience a slight growth in GDP in 2025 of 0.1%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $16.9 million as of December 31, 2024. The upside scenario assumed GDP growth of 3.3% in 2025 along with sustained recovery. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $6.3 million as of December 31, 2024.

Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income (Loss)

	For the Year Ended December 31,		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Trust and investment advisory fees	$46,126	$24,264	$21,862	90.1%
Service charges on deposit accounts	32,004	28,631	3,373	11.8%
Debit card processing fees	14,177	13,469	708	5.3%
Interest rate swap income	2,819	1,536	1,283	83.5%
Income from investments held in rabbi trusts	9,675	9,305	370	4.0%
Losses on sales of commercial and industrial loans	—	(2,738)	2,738	(100.0)%
Losses on sales of mortgage loans held for sale, net	(920)	(507)	(413)	81.5%
Losses on sales of securities available for sale, net	(16,798)	(333,170)	316,372	(95.0)%
Other	36,834	21,457	15,377	71.7%
Total noninterest income (loss)	$123,917	$(237,753)	$361,670	(152.1)%
Noninterest income increased $361.7 million, or 152.1%, to $123.9 million for the year ended December 31, 2024 from a net loss of $237.8 million for the year ended December 31, 2023. This increase was primarily due to a $316.4 million decrease in losses on sales of securities available for sale, a $21.9 million increase in trust and investment advisory fees, a $15.4 million increase in other noninterest income, and a $3.4 million increase in service charges on deposit accounts.
•We recorded losses of $16.8 million and $333.2 million on sales of securities available for sale, net, for the years ended December 31, 2024 and 2023, respectively.
◦In the second quarter of 2024, an early withdrawal of an omnibus deposit contract occurred which had a balance of $100.0 million at the time of the contract termination. Management made the decision to sell certain available for sale securities following the early termination in order to recoup liquidity.
◦In July 2024, following our merger with Cambridge, we sold all securities that we had acquired through the merger. However, such securities had been adjusted to fair value in connection with our merger purchase accounting based upon the quoted sale price. As such, no gain or loss was recognized from the sale of such securities.
◦In the fourth quarter of 2024, management made the decision to sell lower yielding available for sale securities at a loss to offset a gain recognized upon sale of an other equity investment we sold in the fourth quarter of 2024.
◦We recorded losses during the year ended December 31, 2023 as management made the decision to sell certain available for sale securities in connection with a balance sheet repositioning in March 2023.
•Trust and investment advisory fees increased due to an increase in our assets under management, which increased due to an increase in our wealth management and trust operations as a result of our merger with Cambridge through which we acquired $5.0 billion in assets held in a fiduciary, custodial or agency capacity for customers.
•Other noninterest income increased primarily as a result of a $9.3 million gain on sale of an other equity investment held by us, as described above. Also contributing to the increase was $7.8 million of fee income received as a result of the early withdrawal of an omnibus deposit contract which had a balance of $100.0 million, as described above.
•Service charges on deposit accounts increased primarily as a result of increased corporate account analysis charges as a result of an increase in our account analysis service prices charged to customers during the year ended December 31, 2024.

Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	For the Year Ended December 31,				Change in Merger & Acquisition Expenses, Net (1)	Change Excluding Merger & Acquisition Expenses (1)
			Change
	2024	2023	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$302,345	$253,037	$49,308	19.5%	$14,714	$34,594
Office occupancy and equipment	46,515	35,992	10,523	29.2%	4,581	5,942
Data processing	75,383	55,308	20,075	36.3%	3,562	16,513
Professional services	20,073	17,385	2,688	15.5%	3,240	(552)
Marketing	7,824	7,592	232	3.1%	70	162
FDIC insurance	13,866	21,874	(8,008)	(36.6)%	—	(8,008)
Amortization of other intangible assets	14,569	1,804	12,765	707.6%	—	12,765
Other	27,793	25,610	2,183	8.5%	5,002	(2,819)
Total noninterest expense	$508,368	$418,602	$89,766	21.4%	$31,169	$58,597
(1)We recorded merger and acquisition expenses of $36.7 million and $5.5 million during the years ended December 31, 2024 and 2023, respectively, related to our merger with Cambridge. These columns display the period-over-period change in merger and acquisition expenses by financial statement line item and the change in account balances excluding such amounts.
Noninterest expense increased by $89.8 million, or 21.4%, to $508.4 million during the year ended December 31, 2024 from $418.6 million during the year ended December 31, 2023. This increase was primarily due to an increase in merger and acquisition expenses of $31.2 million and the following items, which exclude merger and acquisition expenses: a $34.6 million increase in salaries and employee benefits, a $16.5 million increase in data processing, a $12.8 million increase in amortization of intangible assets, and a $5.9 million increase in office occupancy and equipment. These increases were partially offset by a $8.0 million decrease in FDIC insurance expenses.
•Merger and acquisition expenses increased as our merger with Cambridge was completed in the third quarter of 2024 around such time the majority of the related expenses were incurred.
•Salaries and employee benefits expenses increased primarily due to an increase in salaries and wages expense, an increase in share-based compensation, an increase in pension service cost.
◦Salaries and wages expense, excluding merger and acquisition expenses, increased $20.5 million primarily due to an increase in the number of employees as a result of our merger with Cambridge as well as regular annual wage increases.
◦Share-based compensation, excluding merger and acquisition expenses, increased due to an increase in the number of employees in the “2021 Equity Plan”, which was the result of our merger with Cambridge, as well as additional restricted stock awards granted to two new executives who were hired during the year ended December 31, 2024.
◦Pension service cost primarily increased due to an increase in the number of employees enrolled in our Defined Benefit Plan during the year ended December 31, 2024. Also contributing to the increase was an increase in the interest crediting rate on cash balance accounts in the plan during the year ended December 31, 2024.
•Data processing, excluding merger and acquisition expenses, increased primarily as a result of a increase in software expenses, which were primarily driven by an increase in cybersecurity software expenses. The increase in these expenses was driven by efforts to improve our cybersecurity technology to better protect against cybersecurity threats.
•Amortization of intangible assets increased primarily due to an increase in intangible assets in connection with our merger with Cambridge, resulting in a corresponding increase in amortization expense.
•Office occupancy and equipment, excluding merger and acquisition expenses, increased primarily due to the addition of properties resulting from our merger with Cambridge.

•FDIC insurance expenses decreased primarily due to the FDIC's special assessment for which the majority was accrued for in the fourth quarter of 2023. In 2023, the FDIC announced that, as required by the FDIA, any losses to the Deposit Insurance Fund (“DIF”) to support uninsured depositors would be recovered by a special assessment. On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of SVB and Signature Bank, as required by the FDIA. We recognized the special assessment estimate of $10.8 million in full upon finalization of the rule in the fourth quarter of 2023. In June 2024, we received the FDIC’s additional special assessment invoice, which included an incremental assessment amount of $1.9 million. We recorded this amount during the second quarter of 2024.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision included in continuing operations and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Combined federal and state income tax provisions	$36,205	$(63,309)
Effective income tax rates	23.2%	50.2%
Blended statutory tax rate	27.7%	28.2%
Income tax expense increased by $99.5 million to expense of $36.2 million in the year ended December 31, 2024 from a benefit of $63.3 million in the year ended December 31, 2023. The increase to net expense for the year ended December 31, 2024 was primarily due to pre-tax losses resulting from losses on sales available for sale securities in the first quarter of 2023. Also contributing to the increase was a $7.4 million expense recorded in 2024 for the lost state tax benefit associated with the 2024 Massachusetts state tax net operating loss which cannot be carried over. The state tax net operating losses were due to the tax losses incurred as a result of the liquidation of the securities acquired in connection with our merger with Cambridge.
During the first quarter of 2023, we liquidated Market Street Securities Corporation (“MSSC”), a wholly owned subsidiary, and transferred all of MSSC’s assets to Eastern Bank. In connection with the liquidation and subsequent transfer of securities previously held by MSSC to Eastern Bank, the Company recognized an additional deferred income tax benefit of $23.7 million. This deferred income tax benefit resulted from a state tax rate change applied to the deferred tax asset related to the securities transferred to Eastern Bank.
For additional information related to the Company’s income taxes see Note 13, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
For further discussion of management’s economic forecast assumptions and our sensitivity analysis of the allowance for loan losses as of December 31, 2024, refer to the earlier “Provision for Loan Losses” discussion within the “Results of Operations” within this Item 7. For additional information on our allowance for loan losses, refer to Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Goodwill. Acquisitions of businesses are accounted for using the acquisition method of accounting whereby goodwill represents the excess of purchase price over the fair value of net assets acquired.
We evaluate goodwill for impairment at least annually, which we performed as of September 30, 2024, using a quantitative impairment approach. Following management’s decision to change its annual assessment date, we performed an assessment as of November 30, 2024, described further below. For additional information regarding the change in annual assessment date, refer to Note 8, “Goodwill and Other Intangible Assets” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. An assessment is also performed to the extent relevant events and/or circumstances occur which may indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The quantitative impairment test compares the book value to the fair value of each reporting unit. If the book value exceeds the fair value, an impairment is charged to net income. As of December 31, 2024, management identified one reporting unit for purposes of testing goodwill for impairment: the banking business.
We performed our annual assessment of impairment for the banking business as of September 30, 2024. The assessment included a comparison of the banking reporting unit’s carrying value of equity to estimated fair value of equity using the market capitalization method of the market approach. We evaluated conditions as of the assessment date and how a market participant would evaluate a control premium for the banking reporting unit. The implied control premium was estimated using the discounted cash flow method of the income approach by evaluating the present value of market participant cost savings and synergies. Based upon the assessment, we determined there was no impairment of our goodwill as of September 30, 2024.
In addition, following management’s decision to change the date at which our annual impairment assessment is performed, we performed our annual assessment for the banking business as of November 30, 2024, our new annual assessment date. The assessment included a comparison of the banking reporting unit’s carrying value of equity to estimated fair value of equity based on our market capitalization. The assessment also considered the changes in market conditions from the September 30, 2024 assessment. Based upon the assessment, it was determined there was no impairment of our goodwill as of November 30, 2024. Refer to Note 8, “Goodwill and Other Intangible Assets” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K for additional discussion of the change in annual impairment assessment date.
Significant management judgment is necessary in the determination of the fair value of a reporting unit as the estimated fair value of equity and of the implied control premium requires estimation of future cash flows and the evaluation of the present value of market participant cost savings and synergies. The determination of fair value is a highly subjective process, and actual future cash flows may differ from forecasted results.
Our discount rate was based upon the estimated cost of equity under the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, size premium, company specific premium and beta specific to a particular reporting unit.
For additional information on our goodwill and other intangibles, refer to Note 8, “Goodwill and Other Intangible Assets” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Business Combinations. As indicated above, acquisitions of businesses are accounted for using the acquisition method of accounting. In accordance with applicable accounting guidance, we recognize assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. We use third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the merger date, including loans, core deposit intangibles, customer list intangibles, trade name intangibles and time deposits. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain. For further discussion of our methodology for estimating the fair value of acquired assets and assumed liabilities in connection with our merger with Cambridge, see Note 3, “Mergers and Acquisitions” within the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The allowance for credit losses on PCD loans is recognized within business combination accounting. The allowance for credit losses on non-PCD loans is recognized as a provision expense in the same period as the business combination. For further discussion of our accounting policies for estimating credit losses on acquired loans, see Note 2, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
For additional information on our income taxes, refer to Note 13, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
In November 2024, an investment policy study was completed for the Defined Benefit Plan. As a result of the study, it was determined that the weighted-average long-term rate of return on assets of 7.25% was reasonable as of December 31, 2024.
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
For our Defined Benefit Plan and the Non-Qualified Benefit Equalization Plan, the interest rates used to convert annuities to the actuarial equivalent lump sum amounts were selected based on the applicable segment rates under Internal Revenue Code Section 417(e) and rounded up to the nearest 25 basis points to account for the increase in bond yields during December 2024.
The Society of Actuaries (“SOA”) most recently issued mortality improvement tables during the year ended December 31, 2021. We reviewed our recent mortality experience and we determined our current mortality assumptions were appropriate to measure our pension plan obligations as of December 31, 2024.
Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to pension expense over future periods. The unamortized pre-tax actuarial loss on all of our pension plans was $34.1 million and $69.7 million at December 31, 2024 and December 31, 2023, respectively. The year-over-year change was primarily due to an increase in plan assets and an increase in discount rates, partially offset by a decrease in lump sum conversion rates assumptions used for determining the benefit obligation.
The overfunded status of all of our pension plans improved during the year ended December 31, 2024 to $110.9 million from $69.0 million primarily due to: (i) actual pension plan investment returns greater than expected of $12.7 million; and (ii) the favorable effect of an increase in discount rates of $22.2 million; partially offset by (iii) changes in other actuarial assumptions and demographic data updates; and (iv) the unfavorable effect of a decrease in lump sum conversion rates of $0.3 million.
The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant:

	Effect on 2024 Pension Expense	Effect on December 31, 2024 Pension Benefit Obligation
	(in thousands)
25 basis point decrease in discount rate	$873	$9,368
25 basis point increase in discount rate	(835)	(8,989)
25 basis point decrease in expected rate of return on plan assets	1,128	N/A
25 basis point increase in expected rate of return on plan assets	(1,128)	N/A
25 basis point decrease in lump sum conversion rates	454	2,959
25 basis point increase in lump sum conversion rates	(434)	(2,841)
Recent Accounting Pronouncements
Relevant standards that we adopted during the year ended December 31, 2024:
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
Under previously effective accounting standards, the proportional amortization method was allowable only for equity investments in low-income-housing tax credit structures. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). Updates made by ASU 2023-02 allow a reporting entity to make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis. The Company had previously made an accounting policy election to account for its investments in low-income-housing tax credit investments using the proportional amortization method. This election was made upon the Company’s adoption of ASU 2014-01, Investments–Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which introduced the option to apply proportional amortization to low-income-housing tax credit investments. We adopted this standard on January 1, 2024 and such adoption did not have a material impact on our Consolidated Financial Statements.
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
Relevant standards that were recently issued but which we had not yet adopted as of December 31, 2024:
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
Comments on Recent Developments. During the past several years, the U.S. economy has experienced both sharp increases and decreases in interest rates. As noted in the earlier section titled “Outlook and Trends” within this Item 7, beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023. The FOMC next adjusted the federal funds rate on September 18, 2024, when the FOMC reduced the target range by 50 basis points to a range of 4.75% to 5.00% and again on November 7, 2024, when the FOMC reduced the target range further by 25 basis points to a range of 4.50% to 4.75%. Our market risk management framework is designed for the potential for such rapid changes in interest rates, by establishing policy limits on such rapid shocks and periodically back-testing modeled to actual results. Back-testing of top-line results as well as key assumptions is performed against established thresholds as part of our ongoing monitoring governance of our models, and results are reported to ALCO and MRM. Should back-testing results exceed established performance thresholds, the model and underlying assumptions will be reviewed for recalibration.
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

The tables below set forth, as of December 31, 2024 and 2023, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of December 31, 2024
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(2.1)%	(20)%
200	(0.9)%	(12)%
100	(0.4)%	(10)%
Flat	—%	—%
(100)	0.2%	(10)%
(200)	0.3%	(12)%
(400)	2.4%	(20)%

	As of December 31, 2023
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(6.1)%	(20)%
200	(2.9)%	(12)%
100	(1.4)%	(10)%
Flat	—%	—%
(100)	1.0%	(10)%
(200)	1.3%	(12)%
(400)	(0.4)%	(20)%
(1)Assumes an immediate uniform change in interest rates at all maturities.
As of December 31, 2024, our model, as indicated above, shows a decline in our net interest income in rising rate scenarios. In the rising rate scenarios, funding costs are modeled to rise faster than income on earning assets, due, in part, to the mix of funding which has shifted towards higher rate paying deposits, which are more sensitive to changes in interest rates. As shown in the table above, the model generated similar results as of December 31, 2023. That is, the model showed a decline in our net interest income in the rising rate scenarios as funding costs were modeled to rise faster than income on earning assets, due, in part, to the shift in our mix of funding. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period.
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
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at both December 31, 2024 and 2023. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
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
EVE Interest Rate Sensitivity (2)

Change in Interest Rates (basis points) (1)	As of December 31, 2024		EVE as a Percentage of Total Assets (3)
	Estimated Increase (Decrease) in EVE from Level
	Percent	Policy Limit

400	(10.8)%	(30)%	22.34%
200	(5.7)%	(20)%	22.50%
100	(3.0)%	N/A	22.56%
Flat	—	—	22.65%
(100)	3.2%	N/A	22.73%
(200)	5.6%	(20)%	22.63%
(400)	8.8%	(30)%	22.06%

Change in Interest Rate (basis points) (1)	As of December 31, 2023		EVE as a Percentage of Total Assets (3)
	Estimated Increase (Decrease) in EVE from Level
	Percent (%)	Policy Limit

400	(17.3)%	(30)%	18.76%
200	(9.9)%	(20)%	19.37%
100	(5.5)%	N/A	19.73%
Flat	—	—	20.22%
(100)	5.3%	N/A	20.62%
(200)	9.2%	(20)%	20.73%
(400)	13.1%	(30)%	20.34%
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
We participate in the IntraFi Network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. As of both December 31, 2024 and 2023, we had no IntraFi Network one-way sell deposits. At December 31, 2024 and December 31, 2023, we had repurchased $2.1 billion and $1.3 billion, respectively, of previously sold reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At December 31, 2024, we had $17.6 million in outstanding advances and the ability to borrow up to an additional $2.4 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At December 31, 2024, we had the ability to borrow up to $2.8 billion from the Federal Reserve Bank of Boston Discount Window. At December 31, 2024, cash and cash equivalents were $1.0 billion and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $5.2 billion, providing total liquidity sources of $6.2 billion. These liquidity sources provided 90% coverage of all customer uninsured and uncollateralized deposits, which totaled $6.9 billion, or 32% of total deposits, as of December 31, 2024. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” within this Item 7.
Sources of Liquidity

	As of December 31,
	2024		2023
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
IntraFi Network reciprocal deposits	$2,063,135	$—	$1,309,816	$—
Brokered certificates of deposit (1)	—	—	50,000	—
Federal Home Loan Bank (2)	17,589	2,375,565	17,738	2,865,582
Federal Reserve Bank of Boston - Bank Term Funding Program (3)	—	—	—	2,449,438
Federal Reserve Bank of Boston - Discount Window (4)	—	2,825,634	—	775,869
Total	$2,080,724	$5,201,199	$1,377,554	$6,090,889
(1)The additional borrowing capacity has not been assessed for this category.
(2)As of December 31, 2024 and 2023, loans with a carrying value of $2.3 billion and $4.6 billion, respectively, and securities with a carrying value of $1.0 billion at December 31, 2024 were pledged to the FHLBB resulting in this additional unused borrowing capacity. No securities were pledged to the FHLBB as collateral as of December 31, 2023.
(3)Securities with a carrying value of $2.4 billion at December 31, 2023 were pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program, resulting in this additional unused borrowing capacity. The Bank Term Funding Program ceased extending new loans March 11, 2024. Accordingly, we had no additional capacity nor any securities pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program as of December 31, 2024.
(4)Loans with a carrying value of $3.1 billion and $1.1 billion at December 31, 2024 and 2023, respectively, and securities with a carrying value of $794.8 million and $168.8 million at December 31, 2024 and 2023, respectively, were pledged to the Discount Window, resulting in this additional borrowing capacity. The increase in the amount of securities pledged to the Discount Window at December 31, 2024 from December 31, 2023 was due to additional securities pledged which were previously pledged as collateral to the Bank Term Funding Program.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At December 31, 2024 and 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. For additional information regarding our regulatory capital requirements, refer to Note

14, “Minimum Regulatory Capital Requirements” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
The following table summarizes our short-term (e.g. maturity of one year or less) and long-term (e.g. maturity of greater than one year) contractual obligations, other commitments and contingencies at December 31, 2024.

	One Year or Less	After One Year	Total
	(In thousands)
Commitments to extend credit (1)	$1,414,629	$5,245,520	$6,660,149
Standby letters of credit	78,052	5,070	83,122
Operating lease obligations	16,488	83,946	100,434
FHLB advances	2,515	15,074	17,589
Forward commitments to sell loans	6,374	—	6,374
Total	$1,518,058	$5,349,610	$6,867,668
(1)Unused commitments that are deemed to be unconditionally cancellable are included in the less than one year category in the above table. Commitments to extend credit was comprised of $4.0 billion of commitments under commercial loans and lines of credit (including $659.4 million of unadvanced portions of construction loans), $2.3 billion of commitments under home equity loans and lines of credit, $221.4 million in overdraft coverage commitments, $26.6 million of unfunded commitments related to residential real estate loans and $129.9 million in other consumer loans and lines of credit as of December 31, 2024.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is included in Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management of Market Risk.”

ITEM 8. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastern Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastern Bankshares, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Allowance for loan losses

Description of the Matter
The Company’s loan portfolio totaled $18.1 billion as of December 31, 2024. As of December 31, 2024, management established an allowance for loan losses of $229 million. As described in Note 2 and Note 5 to the consolidated financial statements, the Company uses its allowance methodology to systematically estimate the amount of expected lifetime losses in the loan portfolio. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model based on management’s determination of a loan’s probability of default, loss given default and exposure at default, which are derived from the Company’s historical losses, industry loss experience and other factors, adjusted for economic forecasts. The quantitative model is combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. Additionally, the Company estimates an allowance for loan losses on an individual basis for loans that do not share similar risk characteristics, based on discounted cash flows or fair value of collateral.

Auditing the Company’s allowance for loan losses was complex due to the quantitative modeling used, the subjective judgment involved to evaluate management’s assessment of qualitative factors in determining adjustments to the quantitative model output, and the subjective judgment involved to evaluate management’s individual allowance assessments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s allowance for loan losses process, which included, among others, controls over the appropriateness of the methodology, the development, operation and monitoring of the quantitative model, management’s review of the qualitative adjustments to the quantitative model output and overall model result, and individual allowance assessments.

We tested management’s quantitative model including, among other procedures, evaluating the model validation procedures performed over conceptual soundness of model methodology, and with the assistance EY Specialists, we tested management’s quantitative model including an evaluation of the model validation procedures performed over conceptual soundness of model methodology, assessed model governance policies and procedures, and assessed the conceptual soundness of the Company’s qualitative factor framework utilized in determining the overall allowance for loan losses.

To test the qualitative risk factors, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate. We tested the completeness, accuracy and relevance of the underlying data used to estimate the qualitative adjustments. We evaluated whether qualitative adjustments were reasonable based on changes in key model data, market conditions, the credit quality and composition of the loan portfolio, and the economic forecast. We tested whether management’s final qualitative factor weighting was consistent with the external and internal evidence obtained. We performed an independent test over the existence of potential new or contrary information relating to risks impacting the qualitative adjustments to validate that management’s considerations were appropriate. Additionally, we performed an analysis examining quarter-over-quarter changes to the Company’s qualitative factor adjustments to test reasonableness and timing of changes to the Company’s qualitative factors.

To test the allowance on loans individually assessed for impairment among other procedures, on a sample basis we assessed credit risk-rating assignments, evaluated the fair value of collateral, and involved EY specialists to evaluate assumptions and fair value of certain collateral.

Fair Value of Acquired Loans and Core Deposit Intangible Recognized as Part of the Cambridge Bancorp, Inc. Merger

Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company acquired Cambridge Bancorp, Inc. (Cambridge) on July 12, 2024. The transaction has been accounted for as a business combination and accordingly, the assets acquired and liabilities assumed from Cambridge were recorded at fair value as of the merger date. The fair value of loans acquired from Cambridge was approximately $3.65 billion as of July 12, 2024. As disclosed by the Company, the fair value of acquired loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Additionally, the Company recognized a core deposit intangible asset of approximately $115 million as of July 12, 2024. The fair value of the core deposit intangible asset was determined based on projected cash flows, discounted at a rate commensurate with market participants.

Auditing the Company’s estimates of the fair value of acquired loans and core deposit intangible asset was complex due to the judgment required by management in determining the discount rates and prepayment rates used in the discounted cash flow methodology for the fair value of acquired loans and the discount rate, projected deposit attrition rates, deposit account servicing costs, and the cost of alternate funding sources assumptions for the fair value of the core deposit intangible asset. This required a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence obtained related to the judgments made by management, and required the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for estimating the acquired loans and core deposit intangible asset fair values, including management’s controls over completeness and accuracy of key inputs and assumptions used in the discounted cash flow methodology, including loan and deposit data.

To test the estimated fair value of acquired loans, our audit procedures included, among others, involving EY specialists to assist us in testing management’s methodology and significant assumptions used in measuring the fair value of the acquired loan portfolio. We involved our specialists to test, on a sample basis, the determination and application of discount rates and prepayment rates by comparing management’s selected assumptions to independently developed ranges based on third party market data. We tested, on a sample basis, completeness and accuracy of the underlying loan data provided by management that was used in the fair value calculation. On a sample basis, we performed independent comparative calculations of the fair value adjustment to the acquired loans.

To test the estimated fair value of the core deposit intangible asset, our audit procedures included, among others, involving EY specialists to assist us in testing management’s methodology and significant assumptions used in measuring the fair value of the core deposit intangible. We involved our specialists to test the determination and application of discount rate, projected deposit attrition rates, deposit account servicing costs, and cost of alternate funding sources assumptions by comparing management’s selected assumptions to independently developed ranges based on third party market data. Additionally, we tested completeness and accuracy of the underlying deposit data provided by management that was used in the fair value calculation. Lastly, we performed an independent comparative calculation of the core deposit intangible asset fair value.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Boston, Massachusetts
February 27, 2025

EASTERN BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except per share data)	2024	2023
ASSETS
Cash and due from banks	$92,590	$87,233
Short-term investments	914,290	605,843
Cash and cash equivalents	1,006,880	693,076
Securities:
Available for sale (amortized cost $4,778,644 and $5,161,904, respectively)	4,021,598	4,407,521
Held to maturity (fair value $371,724 and $404,822, respectively)	420,715	449,721
Total securities	4,442,313	4,857,242
Loans held for sale	372	1,124
Total loans	18,079,084	13,973,428
Allowance for loan losses	(228,952)	(148,993)
Unearned discounts and deferred fees, net	(300,730)	(25,068)
Net loans	17,549,402	13,799,367
Federal Home Loan Bank stock, at cost	5,865	5,904
Premises and equipment	66,641	60,133
Bank-owned life insurance	204,704	164,702
Goodwill and other intangibles, net	1,050,158	566,205
Deferred income taxes, net	332,128	266,185
Prepaid expenses	231,944	183,073
Other assets	667,473	536,267
Total assets	$25,557,880	$21,133,278
LIABILITIES AND EQUITY
Deposits:
Demand	$5,992,082	$5,162,218
Interest checking accounts	4,606,250	3,737,361
Savings accounts	1,620,602	1,323,126
Money market investment	5,736,362	4,664,475
Certificates of deposit	3,336,323	2,709,037
Total deposits	21,291,619	17,596,217
Borrowed funds:
Escrow deposits of borrowers	27,721	21,978
Interest rate swap collateral funds	48,590	8,500
Federal Home Loan Bank advances	17,589	17,738
Total borrowed funds	93,900	48,216
Other liabilities	560,394	513,990
Total liabilities	21,945,913	18,158,423
Commitments and contingencies (see Note 17)	—	—
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized; 213,909,472 and 176,426,993 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,141	1,767
Additional paid in capital	2,237,494	1,666,441
Unallocated common shares held by the Employee Stock Ownership Plan	(127,842)	(132,755)
Retained earnings	2,084,503	2,047,754
Accumulated other comprehensive income, net of tax	(584,329)	(608,352)
Total shareholders’ equity	3,611,967	2,974,855
Total liabilities and shareholders’ equity	$25,557,880	$21,133,278
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$808,041	$652,095	$476,041
Taxable interest and dividends on securities	90,582	101,233	118,690
Non-taxable interest and dividends on securities	5,766	5,736	7,179
Interest on federal funds sold and other short-term investments	42,377	37,395	3,271
Total interest and dividend income	946,766	796,459	605,181
Interest expense:
Interest on deposits	337,367	226,075	28,621
Interest on borrowings	1,802	19,975	8,506
Total interest expense	339,169	246,050	37,127
Net interest income	607,597	550,409	568,054
Provision for allowance for loan losses	67,380	20,052	17,925
Net interest income after provision for allowance for loan losses	540,217	530,357	550,129
Noninterest income (loss):
Trust and investment advisory fees	46,126	24,264	23,593
Service charges on deposit accounts	32,004	28,631	30,392
Debit card processing fees	14,177	13,469	12,644
Interest rate swap income	2,819	1,536	6,009
Income (losses) from investments held in rabbi trusts	9,675	9,305	(10,762)
Losses on sale of commercial and industrial loans	—	(2,738)	—
(Losses) gains on sales of mortgage loans held for sale, net	(920)	(507)	248
Losses on sales of securities available for sale, net	(16,798)	(333,170)	(3,157)
Other	36,834	21,457	17,783
Total noninterest income (loss)	123,917	(237,753)	76,750
Noninterest expense:
Salaries and employee benefits	302,345	253,037	233,097
Office occupancy and equipment	46,515	35,992	37,445
Data processing	75,383	55,308	52,938
Professional services	20,073	17,385	15,805
Marketing	7,824	7,592	9,294
FDIC insurance	13,866	21,874	6,250
Amortization of other intangible assets	14,569	1,804	1,198
Other	27,793	25,610	32,622
Total noninterest expense	508,368	418,602	388,649
Income (loss) from continuing operations before income tax expense	155,766	(125,998)	238,230
Income tax expense (benefit)	36,205	(63,309)	51,719
Net income (loss) from continuing operations	$119,561	$(62,689)	$186,511
Net income from discontinued operations	—	294,866	13,248
Net income	$119,561	$232,177	$199,759
Basic earnings per share
Basic earnings (loss) per share from continuing operations	$0.66	$(0.39)	$1.13
Basic earnings per share from discontinued operations	—	1.82	0.08
Basic earnings per share	$0.66	$1.43	$1.21
Diluted earnings per share:
Diluted earnings (loss) per share from continuing operations	$0.66	$(0.39)	$1.13
Diluted earnings per share from discontinued operations	—	1.82	0.08
Diluted earnings per share	$0.66	$1.43	$1.21
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$119,561	$232,177	$199,759
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	368	295,913	(821,570)
Net change in fair value of cash flow hedges	5,101	18,588	(57,520)
Net change in other comprehensive income for defined benefit postretirement plans	18,554	339	12,594
Total other comprehensive income (loss)	24,023	314,840	(866,496)
Total comprehensive income (loss)	$143,584	$547,017	$(666,737)
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2021	186,305,332	$1,863	$1,835,241	$1,768,653	$(56,696)	$(142,709)	$3,406,352
Cumulative effect accounting adjustment (1)	—	—	—	(20,098)	—		(20,098)
Dividends to common shareholders (2)	—	—	—	(66,539)	—	—	(66,539)
Repurchased common stock	(10,112,272)	(101)	(201,517)	—	—	—	(201,618)
Issuance of restricted stock awards	31,559	1	(1)	—	—	—	—
Unvested restricted stock awards forfeited and subsequently cancelled	(52,546)	(1)	1	—	—		—
Share-based compensation	—	—	10,507	—	—	—	10,507
Net income	—	—	—	199,759	—	—	199,759
Other comprehensive loss, net of tax	—	—	—	—	(866,496)	—	(866,496)
ESOP shares committed to be released	—	—	4,910	—	—	5,013	9,923
Balance at December 31, 2022	176,172,073	1,762	1,649,141	1,881,775	(923,192)	(137,696)	2,471,790
Cumulative effect accounting adjustment (3)	—	—	—	822	—	—	822
Dividends to common shareholders (2)	—	—	—	(67,020)	—	—	(67,020)
Issuance of restricted stock awards	47,820	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements (4)	207,100	4	(1,400)				(1,396)
Share-based compensation	—	—	16,513	—	—	—	16,513
Net income	—	—	—	232,177	—	—	232,177
Other comprehensive income, net of tax	—	—	—	—	314,840	—	314,840
ESOP shares committed to be released	—	—	2,188	—	—	4,941	7,129
Balance at December 31, 2023	176,426,993	1,767	1,666,441	2,047,754	(608,352)	(132,755)	2,974,855
Dividends to common shareholders (2)	—	—	—	(82,812)	—	—	(82,812)
Repurchased common stock	(1,744,824)	(17)	(27,666)	—	—	—	(27,683)
Issuance of restricted stock awards	56,352	1	(1)	—	—	—	—
Restricted stock awards cancelled (5)	(18,513)	(3)	(235)	—	—	—	(238)
Issuance of common stock under share-based compensation arrangements (4)	301,209	4	(2,014)	—	—	—	(2,010)
Share-based compensation	—	—	19,269	—	—	—	19,269
Net income	—	—	—	119,561	—	—	119,561
Other comprehensive income, net of tax	—	—	—	—	24,023	—	24,023
ESOP shares committed to be released	—	—	2,443	—	—	4,913	7,356
Merger consideration:
Common stock issued for acquisition	38,769,562	388	576,116	—	—	—	576,504
Stock issuance costs	—	—	(941)	—	—	—	(941)
Cambridge Bancorp restricted share awards converted to restricted share awards of the Company upon merger close (6)	118,693	1	1,052	—	—	—	1,053
Pre-merger service credit for restricted share units (7)	—	—	3,030	—	—	—	3,030
Balance at December 31, 2024	213,909,472	$2,141	$2,237,494	$2,084,503	$(584,329)	$(127,842)	$3,611,967
(1)Represents gross transition adjustment amount of $28.0 million, net of taxes of $7.9 million, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2016-13. Refer to Note 5, “Loans and Allowance for Credit Losses” for additional discussion.
(2)The Company declared cumulative cash dividends of $0.45, $0.41, and $0.40 per share of common stock during the years ended December 31, 2024, 2023, and 2022, respectively.

(3)Represents gross transition adjustment amount of $1.1 million, net of taxes of $0.3 million, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2022-02. Refer to Note 5, “Loans and Allowance for Credit Losses” for additional discussion.
(4)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 16, “Share-Based Compensation” for additional discussion.
(5)Includes 15,487 restricted stock award shares cancelled upon vesting for employee payroll tax withholding and 3,026 restricted stock award shares cancelled upon forfeiture. Shares withheld relate to awards issued by Cambridge Bancorp to its employees which were converted to awards of the Company upon completion of the Company' merger with Cambridge Bancorp effective July 12, 2024 (“the merger”). Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Unaudited Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for additional discussion.
(6)The Company issued 118,693 restricted stock award shares with a fair value of $1.1 million as part of the purchase consideration for the merger. Refer to Note 3, “Mergers and Acquisitions” for additional discussion.
(7)Represents credit for service for former employees of Cambridge Bancorp retained following the merger related to restricted share unit awards converted to Company restricted share units at the merger date of July 12, 2024. Refer to Note 3, “Mergers and Acquisitions” for additional discussion.
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Operating activities
Net income (loss) from continuing operations	$119,561	$(62,689)	$186,511
Net income from discontinued operations	—	294,866	13,248
Net income	119,561	232,177	199,759
Adjustments to reconcile net income to net cash provided by operating activities
Provision for allowance for loan losses	67,380	20,052	17,925
Depreciation and amortization	27,030	12,295	11,985
(Accretion) amortization of deferred loan fees and premiums, net	(13,557)	6,445	(1,441)
Deferred income tax expense (benefit)	36,059	(18,267)	5,262
Amortization of investment security premiums and discounts	4,539	6,281	18,274
Right-of-use asset amortization	11,277	11,348	11,432
Share-based compensation	19,269	16,047	10,507
Increase in cash surrender value of bank-owned life insurance	(4,326)	(3,912)	(3,699)
Loss on life insurance benefits	—	—	663
Loss on sales of securities available for sale, net	16,798	333,170	3,157
Net loss (gain) on bank premises and equipment	2,871	—	(1,412)
Net loss on lease right-of-use assets	4,685	395	593
Accretion of gains from terminated interest rate swaps	—	(46)	(10,193)
Employee Stock Ownership Plan expense	7,356	7,129	9,923
Realized loss on sales of commercial loans (1)	—	2,738	—
Proceeds from sale of commercial loan transferred to held for sale	—	22,126	—
Gain on sale of other equity investment	(9,291)	—	—
Other	(32)	25	17
Change in:
Loans held for sale	784	3,403	(3,354)
Prepaid pension (benefit) expense	(10)	4,260	4,338
Other assets	(61,851)	(14,394)	5,431
Other liabilities	55,294	39,035	(52,800)
Net cash provided by operating activities - continuing operations	283,836	385,441	213,119
Net cash (used in) provided by operating activities - discontinued operations	—	(123,749)	16,823
Net cash provided by operating activities	283,836	261,692	229,942
Investing activities
Proceeds from sales of securities available for sale	1,071,021	1,899,724	431,193
Proceeds from maturities and principal paydowns of securities available for sale	373,017	423,885	1,049,522
Purchases of securities available for sale	(199,527)	—	(740,770)
Proceeds from maturities and principal paydowns of securities held to maturity	29,439	27,397	17,399
Purchases of securities held to maturity	—	—	(493,678)
Proceeds from sale of Federal Home Loan Bank stock	30,906	286,309	63,715
Purchases of Federal Home Loan Bank stock	(3,612)	(250,850)	(94,174)
Contributions to low income housing tax credit investments	(68,555)	(36,939)	(19,487)
Contributions to other equity investments	(1,005)	(720)	(788)
Distributions from other equity investments	387	362	1,170
Proceeds from sale of other equity investment	9,958	—	—
Proceeds from life insurance policies	—	—	20,446
Net cash acquired in business combination	24,879	—	—
Net increase in outstanding loans, excluding loan purchases and sales	(209,088)	(586,584)	(926,255)
Proceeds from sales of commercial loans held for investment	—	189,296	—
Purchases of loans	—	(31,980)	(380,234)
Purchased banking premises and equipment	(13,539)	(8,140)	(8,627)
Proceeds from sale of bank premises and equipment	15,116	—	17,313
Net cash provided by (used in) investing activities - continuing operations	1,059,397	1,911,760	(1,063,255)
Net cash provided by (used in) investing activities - discontinued operations	—	488,505	(13,400)
Net cash provided by (used in) investing activities	1,059,397	2,400,265	(1,076,655)
Financing activities

Net decrease in demand, savings, interest checking, and money market investment deposit accounts	(386,830)	(2,462,797)	(1,751,953)
Net increase in time deposits	208,515	1,084,655	1,098,001
Net (decrease) increase in borrowed funds (2)	(739,949)	(692,612)	706,550
Payments for repurchases of common stock	(27,683)	—	(201,618)
Stock issuance costs	(941)	—	—
Dividends declared and paid to common shareholders	(82,541)	(66,671)	(65,886)
Net cash used in financing activities - continuing operations	(1,029,429)	(2,137,425)	(214,906)
Net cash used in financing activities - discontinued operations	—	(961)	(668)
Net cash used in financing activities	(1,029,429)	(2,138,386)	(215,574)
Net increase (decrease) in cash, cash equivalents, and restricted cash	313,804	523,571	(1,062,287)
Cash, cash equivalents, and restricted cash at beginning of period	693,076	169,505	1,231,792
Cash, cash equivalents, and restricted cash at end of period	$1,006,880	$693,076	$169,505
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$316,128	$231,765	$35,241
Income taxes	18,786	65,921	41,751
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$8,963	$102,001	$55,233
Net increase (decrease) in operating lease right of use assets and operating lease liabilities relating to lease remeasurements	5,492	(3,881)	(14,836)
(1)Excludes the mark-to-market adjustment related to one commercial and industrial loan transferred to held for sale during the year ended December 31, 2023 which is included in the change in loans held for sale.
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
2. Summary of Significant Accounting Policies
Use of Estimates
In preparing the Consolidated Financial Statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods reported. Actual results could differ from those estimates based on changing conditions, including economic conditions and future events. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, valuation and fair value measurements, allowance for credit losses on investment securities, the liabilities for benefit obligations (particularly pensions), the provision for income taxes and impairment of goodwill and other intangible assets.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and amounts due from banks, federal funds sold, and other short-term investments including restricted cash pledged, all of which have an original maturity of 90 days or less. Cash and cash equivalents includes $30.0 million and $11.5 million of restricted cash pledged as collateral at December 31, 2024 and 2023, respectively, which for purposes of the Company’s Consolidated Statements of Cash Flows, is included in cash, cash equivalents and restricted cash.
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
Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on HTM securities on a collective basis by major security type which, as of December 31, 2024, included government-sponsored residential and commercial mortgage-backed securities. Securities in the Company’s HTM portfolio are guaranteed by either the U.S. federal government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined that these securities have a zero loss expectation and therefore does not record an allowance for credit losses on these securities. Refer to Note 4, “Securities” for additional information regarding the measurement of credit losses on HTM securities.
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

Non-performing Loans (“NPLs”)
Non-accrual Loans
Interest accruals are generally discontinued when management has determined that the borrower may be unable to meet contractual obligations and/or when loans are 90 days or more past due. Exceptions may be made if management believes that collateral held by the Company is clearly sufficient and in full satisfaction of both principal and interest. When a loan is placed on non-accrual, all interest previously accrued but not collected is reversed against current period income and amortization of deferred loan fees and costs and unamortized premiums and unearned discounts is discontinued. Interest received on non-accrual loans is either applied against principal or reported as income according to management’s judgment as to the collectability of principal. Non-accrual loans may be returned to an accrual status when principal and interest payments are no longer delinquent, and the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectability of principal and interest. Loans are considered past due based upon the number of days delinquent according to their contractual terms. Non-accrual loans and loans that are more than 90 days past due but still accruing interest are considered NPLs.
Loans Individually Assessed for Impairment
ASC 326 indicates that a loan should be measured for impairment individually if that loan shares no similar risk characteristics with other loans. For the Company, loans which have been identified as those to be individually assessed for impairment under CECL include loans that do not share similar risk characteristics with other loans in the corresponding reserve segment. Characteristics of loans meeting this definition may include, but are not limited to:
•Loans determined to be collateral dependent as defined below;
•Loans on non-accrual status;
•Loans with a risk rating of 12 under the Company’s risk rating scale, substandard (well-defined weakness) or worse;
•Loans to borrowers actively involved in bankruptcy proceedings; and
•Loans that have been partially charged-off.
Collateral-Dependent Loans
Management considers a loan to be collateral-dependent when foreclosure of the underlying collateral is probable. In addition, in accordance with ASC 326, the Company elected to apply the collateral-dependent practical expedient whereby the Company measures expected credit losses using the fair value of the collateral, less any estimated costs to sell, when foreclosure is not probable but repayment of the loan is expected to be provided substantially through the operation or sale of the collateral, and the borrower is experiencing financial difficulty.
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
Modifications to borrowers experiencing financial difficulty include principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays and combinations thereof. Expected losses or recoveries related to loans where modifications have been granted to borrowers experiencing financial difficulty have been included in the Company’s determination of the allowance for loan losses. Upon adoption of ASU 2022-02, the Company is no longer required to use a discounted cash flow method to measure the allowance for loan losses resulting from a modification to a borrower experiencing financial difficulty. Accordingly, the Company now applies the same credit methodology it uses for similar loans that were not modified. The Company adopted ASU 2022-02 using the modified retrospective transition method. Accordingly, upon adoption, commercial loan TDRs existing at that time which were measured using a discounted cash flow methodology and all residential real estate and consumer home equity loan TDRs were transitioned to the applicable segment of loans collectively evaluated for impairment based upon their risk characteristics. Those commercial loans that were determined to be TDRs under previously effective accounting guidance, and which were determined to be collateral dependent, continue to be assessed for impairment on an individual basis.

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
Refer to Note 5, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of the allowance for loan losses as of December 31, 2024 and 2023 and information regarding the Company’s TDR loans for the year ended December 31, 2022.
Purchased Credit-Deteriorated Loans
The Company applied the prospective transition approach with respect to PCD assets upon adoption of ASU 2016-13. Under this approach, loans previously determined to be PCI loans are considered to be PCD loans as of January 1, 2022. PCD loans are acquired individual loans (or acquired groups of loans with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. A PCD loan is recorded at its purchase price plus the allowance for loan losses expected at the time of acquisition, or “gross up” of the amortized cost basis, if any. Changes in the current estimate of the allowance for loan losses subsequent to acquisition from the estimated allowance previously recorded are recognized in the income statement as provision for credit losses or reversal of provision for credit losses in subsequent periods as they arise. A purchased loan that does not qualify as a PCD asset is accounted for similar to the Company’s method of accounting for originated assets, whereby an allowance for loan losses is recognized with a corresponding increase to the income statement provision for loan losses. Evidence that purchased loans, measured at amortized cost, have more-than-insignificant deterioration in credit quality since origination and, therefore meet the PCD definition, may include past-due status, non-accrual status, risk rating and other standard indicators (i.e., modification due to financial difficulty, charge-offs, bankruptcy).
Allowance for Credit Losses
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
The ACL is evaluated on a regular basis by management. Management uses a methodology to systematically estimate the amount of expected lifetime losses in the portfolio. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. For the commercial and industrial, commercial real estate, commercial construction and business banking portfolios, the quantitative model uses a loan rating system which is comprised of management’s determination of a financial asset’s probability of default (“PD”), loss given default (“LGD”) and exposure at default (“EAD”), which are derived from both the Company’s and industry historical loss experience and other factors. For residential real estate, consumer home equity and other consumer portfolios, the Company’s quantitative model uses historical loss experience.

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
Refer to Note 5, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of credit losses on loans receivable and off-balance sheet commitments to lend as of December 31, 2024 and 2023 and comparative loan modification information for which ASC 310, “Receivables” was applied (i.e., prior to the Company’s adoption of ASU 2022-02) for the year ended December 31, 2022.
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
Other Real Estate Owned
OREO consists of properties and other assets acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. OREO is recorded in other assets in the Consolidated Balance Sheets, on an individual asset basis at the fair value less estimated costs to sell on the date control is obtained. Any write-downs to the cost of the related asset upon transfer to OREO to reflect the asset at fair value less estimated costs to sell is recorded through the allowance for loan losses. The Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of December 31, 2024 and 2023, the Company held no OREO.
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
The Company evaluates goodwill for impairment at least annually, as of November 30, or more often if warranted, using a quantitative impairment approach. Previously, the Company’s annual evaluation of its goodwill for impairment was performed on September 30 of each year. Refer to Note 8, “Goodwill and Other Intangible Assets” for additional discussion of the change in impairment assessment date. The quantitative impairment test compares the book value to the fair value of each reporting unit. If the book value exceeds the fair value, an impairment is charged to net income. Management has identified one reporting unit for purposes of testing goodwill for impairment which is referred to as “the banking business.”
Other intangible assets, all of which are definite-lived, are stated at cost less accumulated amortization. The Company evaluates other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be fully recovered. The Company considers factors including, but not limited to, changes in legal factors and business climate that could affect the value of the intangible asset. Any impairment losses are charged to net income. The Company amortizes other intangible assets over their respective estimated useful lives. The estimated useful lives of core deposit identifiable intangible assets fall within a range of five to seven years and the estimated useful lives of the customer list and trade name intangible assets from the Cambridge Bancorp (“Cambridge”) merger are eleven and five years, respectively. The Company reassesses the useful lives of other intangible assets at least annually, or more frequently based on specific events or changes in circumstances.
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
Defined Benefit Plan assets are invested in various investment funds and held at fair value which generally represents observable market prices. Pension liability is determined based on the actuarial cost method factoring in assumptions such as salary increases, expected retirement date, mortality rate, and employee turnover. The actuarial cost method used to compute the pension liabilities and related expense is the traditional unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate (which is the rate at which the projected benefit obligation could be effectively settled as of the measurement date). The discount rate which is utilized is determined using the spot rate approach whereby the individual spot rates on the Financial Times and Stock Exchange (“FTSE”) above-median yield curve are applied to each corresponding year’s projected cash flow used to measure the respective plan’s service cost and interest cost. Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets, if applicable, based on the market value of assets and amortization of actuarial gains and losses. Net periodic benefit cost excluding service cost is included within other noninterest expense in the Consolidated Statements of Income. Service cost for all plans is included in salaries and employee benefits in the Consolidated Statements of Income. The amortization of actuarial gains and losses for the DB SERP and ODRCP is determined using the 10% corridor minimum amortization approach and is taken over the average remaining future service of the plan participants for the ODRCP, and over the average remaining future life expectancy of plan participants for the DB SERP. The amortization of actuarial gains and losses for the Defined Benefit Plan is determined without using the 10% corridor minimum amortization approach and is taken over the average remaining future service of the plan participants. The overfunded or underfunded status of the plans is recorded as an asset or liability on the Consolidated Balance Sheets, with changes in that status recognized through other comprehensive income, net of related taxes. Funded status represents the difference between the projected benefit obligation of the plan and the market value of the plan’s assets.
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
Defined Contribution Supplemental Executive Retirement Plan
The Company has a defined contribution supplemental executive retirement plan (“DC SERP”), which allows certain senior officers to earn benefits calculated as a percentage of their compensation. The participant benefits are adjusted based upon a deemed investment performance of measurement funds selected by the participant. These measurement funds are for tracking purposes and are used only to track the performance of a mutual fund, market index, savings instrument, or other designated investment or portfolio of investments. Effective December 31, 2021, the Company closed the DC SERP to new participants and froze benefit accruals for active participants. The total amount due to participants under this plan is included in other liabilities on the Company’s Consolidated Balance Sheets.
Deferred Compensation
The Company sponsors four plans which allow for elective compensation deferrals by directors, former trustees, and certain senior-level employees. Each plan allows its participants to designate deemed investments for deferred amounts from certain options which include diversified choices, such as exchange traded funds and mutual funds. Portfolios with various risk profiles are available to participants with the approval of the Compensation Committee. The Company purchases and sells investments which track the deemed investment choices, so that it has available funds to meet its payment liabilities. Deferred amounts, adjusted for deemed investment performance, are paid at the time of a participant designated date or event, such as separation from service, death, or disability. The total amounts due to participants under these plans are included in other liabilities on the Company’s Consolidated Balance Sheets.
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
Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and evaluate performance. The Company has determined that its CODM is its Executive Chair. The Company has one reportable segment: its banking business, which consists of a full range of banking lending, savings, and small business offerings, and its wealth management and trust operations.
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of December 31, 2024:
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
Relevant standards that were adopted during the year ended December 31, 2024:
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
Under previously effective accounting standards, the proportional amortization method was allowable only for equity investments in low-income-housing tax credit structures. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). Updates made by ASU 2023-02 allow a reporting entity to make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis. The Company had previously made an accounting policy election to account for its investments in low-income-housing tax credit investments using the proportional amortization method. This election was made upon the Company’s adoption of ASU 2014-01, Investments–Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which introduced the option to apply proportional amortization to low-income-housing tax credit investments. The Company adopted this standard on January 1, 2024 and such adoption did not have a material impact on its Consolidated Financial Statements.
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
3. Mergers and Acquisitions
Cambridge Bancorp, Inc. Merger
On July 12, 2024, the Company completed its merger with Cambridge. In accordance with the merger agreement, each share of Cambridge common stock was exchanged for 4.956 shares of Company common stock. The transaction qualified as a tax-free reorganization for federal income tax purposes and provided Cambridge shareholders with a tax-free exchange of their shares of Cambridge common stock for Company common stock as the consideration they received in the merger. In connection with the merger, Citadel MS 2023, Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company, merged with and into Cambridge, with Cambridge continuing as the surviving entity. Immediately after the merger, Cambridge merged with and into the Company, with the Company continuing as the surviving entity. Immediately following, Cambridge Trust, a wholly owned subsidiary of Cambridge, merged with and into Eastern Bank, with Eastern Bank continuing as the surviving entity. The Company issued 38.9 million shares of its common stock in the merger. Based upon the closing price of Company common stock on July 12, 2024 of $14.87 per share, the transaction is valued at $580.6 million, which includes cash paid in-lieu of fractional shares and recognition of restricted stock units (“RSU”) and performance share units (“PSU”) service accruals for service accrued by Cambridge personnel prior to the merger. In addition to increasing its loan and deposit base, the merger enabled the Company to expand its wealth management customer base and service offerings, which includes comprehensive investment management, as well as trust administration, estate settlement, and financial planning services.
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
Premises and Equipment
The Company acquired 18 branches in the merger as of the date of closing, five of which were owned premises. In addition, the Company acquired two corporate properties in the merger with Cambridge. The fair value of properties acquired was derived by valuations prepared by an independent third party utilizing a combination of the income approach and the sales comparison approach to value the property as improved.
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
Merger-Related Expenses
The Company recorded merger and acquisition expenses of $36.7 million and $5.5 million during the years ended December 31, 2024 and 2023, respectively, related to the Cambridge merger. These merger and acquisition expenses were included in the following line items of the Consolidated Statements of Income:

	For the Years Ended December 31,
	2024	2023
	(In thousands)
Salaries and employee benefits	$14,719	$5
Office occupancy and equipment	4,583	2
Data processing	4,919	1,357
Professional services	7,320	4,080
Marketing	70	—
Other noninterest expense	5,053	51
	$36,664	$5,495
The following table presents certain unaudited pro forma information for the years ended December 31, 2024 and 2023. This unaudited estimated pro forma financial information was calculated as if the merger had occurred as of January 1, 2023. This unaudited pro forma information combines the historical results of Cambridge with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the merger occurred as of the beginning of the year prior to the merger. The unaudited pro forma information does not consider any changes to the provision for loan losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma Financial Information for the Years Ended December 31,
	2024	2023
	(In thousands)
Net interest income	$681,467	$722,380
Net income (loss)	126,158	(4,342)
Financial results of Cambridge from the date of merger through December 31, 2024 are not presented as management considers the determination of such amounts to be impracticable.
4. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, ACL and fair value of available for sale securities as of the dates indicated were as follows:

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,099,328	$—	$(537,433)	$—	$2,561,895
Government-sponsored commercial mortgage-backed securities	1,362,519	—	(201,408)	—	1,161,111
U.S. Agency bonds	19,608	—	(1,936)	—	17,672
U.S. Treasury securities	99,784	—	(2,165)	—	97,619
State and municipal bonds and obligations	197,405	—	(14,104)	—	183,301
	$4,778,644	$—	$(757,046)	$—	$4,021,598

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,302,165	$—	$(521,527)	$—	$2,780,638
Government-sponsored commercial mortgage-backed securities	1,326,029	—	(201,653)	—	1,124,376
U.S. Agency bonds	236,454	—	(20,443)	—	216,011
U.S. Treasury securities	99,552	—	(4,400)	—	95,152
State and municipal bonds and obligations	197,704	172	(6,532)	—	191,344
	$5,161,904	$172	$(754,555)	$—	$4,407,521
The Company did not record a provision for credit losses on any AFS securities during either the year ended December 31, 2024 or 2023. Accrued interest receivable on AFS securities totaled $8.9 million and $9.2 million as of December 31, 2024 and 2023, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on AFS securities during either the year ended December 31, 2024 or 2023. No securities held by the Company were delinquent on contractual payments as of December 31, 2024 nor 2023, nor were any such securities placed on non-accrual status during the periods then ended.
As of December 31, 2024 and 2023, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.

The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—	$1,775
Gross realized losses from sales of AFS securities	(16,798)	(333,170)	(4,932)
Net losses from sales of AFS securities	$(16,798)	$(333,170)	$(3,157)
Information pertaining to AFS securities with gross unrealized losses as of December 31, 2024 and 2023, for which the Company did not recognize a provision for credit losses under CECL, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	As of December 31, 2024
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$9	$113,326	$537,424	$2,448,569	$537,433	$2,561,895
Government-sponsored commercial mortgage-backed securities	187	27	86,201	201,381	1,074,910	201,408	1,161,111
U.S. Agency bonds	1	—	—	1,936	17,672	1,936	17,672
U.S. Treasury securities	6	—	—	2,165	97,619	2,165	97,619
State and municipal bonds and obligations	238	819	19,361	13,285	163,940	14,104	183,301
	756	$855	$218,888	$756,191	$3,802,710	$757,046	$4,021,598

	As of December 31, 2023
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$—	$—	$521,527	$2,780,638	$521,527	$2,780,638
Government-sponsored commercial mortgage-backed securities	187	—	—	201,653	1,124,376	201,653	1,124,376
U.S. Agency bonds	23	—	—	20,443	216,011	20,443	216,011
U.S. Treasury securities	6	36	4,927	4,364	90,225	4,400	95,152
State and municipal bonds and obligations	196	233	22,894	6,299	135,279	6,532	158,173
	736	$269	$27,821	$754,286	$4,346,529	$754,555	$4,374,350
As of December 31, 2024, the Company did not intend to sell these investments and has determined based upon available evidence that it is more-likely-than-not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either December 31, 2024 or 2023.
The causes of the impairments listed in the tables above by category are as follows as of December 31, 2024 and 2023:

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
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, ACL and fair value of HTM securities as of the dates indicated were as follows:

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$231,709	$—	$(29,438)	$—	$202,271
Government-sponsored commercial mortgage-backed securities	189,006	—	(19,553)	—	169,453
	$420,715	$—	$(48,991)	$—	$371,724

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$254,752	$—	$(24,433)	$—	$230,319
Government-sponsored commercial mortgage-backed securities	194,969	—	(20,466)	—	174,503
	$449,721	$—	$(44,899)	$—	$404,822
The Company did not record a provision for estimated credit losses on any HTM securities during either the year ended December 31, 2024 or 2023. As of both December 31, 2024 and 2023, the accrued interest receivable on HTM securities totaled $0.9 million, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the year ended December 31, 2024 or 2023. No HTM securities held by the Company were delinquent on contractual payments as of either December 31, 2024 or 2023, nor were any such securities placed on non-accrual status during the periods then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by scheduled contractual maturities as of dates indicated were as follows:

	As of December 31, 2024
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$561	$557	$21,535	$20,940	$13,212	$12,268	$3,064,020	$2,528,130	$3,099,328	$2,561,895
Government-sponsored commercial mortgage-backed securities	—	—	436,515	404,181	270,546	235,853	655,458	521,077	1,362,519	1,161,111
U.S. Agency bonds	—	—	19,608	17,672	—	—	—	—	19,608	17,672
U.S. Treasury securities	49,947	49,717	49,837	47,902	—	—	—	—	99,784	97,619
State and municipal bonds and obligations	5,368	5,319	33,497	32,284	51,326	48,743	107,214	96,955	197,405	183,301
Total available for sale securities	55,876	55,593	560,992	522,979	335,084	296,864	3,826,692	3,146,162	4,778,644	4,021,598
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	231,709	202,271	231,709	202,271
Government-sponsored commercial mortgage-backed securities	—	—	133,168	121,471	55,838	47,982	—	—	189,006	169,453
Total held to maturity securities	—	—	133,168	121,471	55,838	47,982	231,709	202,271	420,715	371,724
Total	$55,876	$55,593	$694,160	$644,450	$390,922	$344,846	$4,058,401	$3,348,433	$5,199,359	$4,393,322

	As of December 31, 2023
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$—	$—	$29,288	$28,188	$22,735	$21,235	$3,250,142	$2,731,215	$3,302,165	$2,780,638
Government-sponsored commercial mortgage-backed securities	—	—	256,229	234,725	379,749	327,198	690,051	562,453	1,326,029	1,124,376
U.S. Agency bonds	—	—	236,454	216,011	—	—	—	—	236,454	216,011
U.S. Treasury securities	—	—	99,552	95,152	—	—	—	—	99,552	95,152
State and municipal bonds and obligations	213	209	30,131	29,393	44,047	43,260	123,313	118,482	197,704	191,344
Total available for sale securities	213	209	651,654	603,469	446,531	391,693	4,063,506	3,412,150	5,161,904	4,407,521
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	254,752	230,319	254,752	230,319
Government-sponsored commercial mortgage-backed securities	—	—	80,014	72,952	114,955	101,551	—	—	194,969	174,503
Total held to maturity securities	—	—	80,014	72,952	114,955	101,551	254,752	230,319	449,721	404,822
Total	$213	$209	$731,668	$676,421	$561,486	$493,244	$4,318,258	$3,642,469	$5,611,625	$4,812,343
Mortgage-backed securities include investments in securities that are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Mortgage-backed securities are purchased to achieve positive interest rate spread with minimal administrative expense, and to lower the Company’s credit risk. Mortgage-backed securities and callable securities are shown at their contractual maturity dates. However, both are expected to have shorter average lives due to expected prepayments and callable features, respectively. Included in the above maturity tables as of December 31, 2024 and 2023 were $196.4 million, and $394.4 million, respectively, of callable securities at fair value.
Securities Pledged as Collateral
As of December 31, 2024 and 2023, securities with a carrying value of $687.9 million and $615.7 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of December 31, 2024 and 2023, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Cambridge Trust Wealth Management”), which was formerly operated under the name “Eastern Wealth Management,” and municipal deposit accounts. As of December 31, 2024, securities with a carrying value of $1.0 billion were pledged as collateral to the FHLBB. No securities were pledged to the FHLBB as collateral as of December 31, 2023.
In March 2023 the Federal Reserve created the Bank Term Funding Program (the “Program”) that offered eligible depository institutions loans up to one year in length in return for any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries. As of December 31, 2023, securities with a carrying value of $2.4 billion were pledged as collateral through the Program. On January 24, 2024, the Federal Reserve Board announced the Program would cease making new loans as scheduled on March 11, 2024. Accordingly, no securities were pledged as collateral under the Program as of December 31, 2024. Separately, as of December 31, 2024 and 2023, the Company pledged securities with a carrying value of $794.8 million and $168.8 million, respectively, to the Federal Reserve Discount Window (the “Discount Window”).
5. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	As of December 31,
	2024	2023
	(In thousands)
Commercial and industrial	$3,296,068	$3,034,068
Commercial real estate	7,119,523	5,457,349
Commercial construction	494,842	386,999
Business banking	1,448,176	1,085,763
Residential real estate	4,063,659	2,565,485
Consumer home equity	1,385,394	1,208,231
Other consumer	271,422	235,533
Gross loans before unearned discounts and deferred fees, net	18,079,084	13,973,428
Allowance for loan losses (1)	(228,952)	(148,993)
Unearned discounts and deferred fees, net	(300,730)	(25,068)
Loans after the allowance for loan losses and net unearned discounts and deferred fees	$17,549,402	$13,799,367
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $66.7 million and $53.9 million as of December 31, 2024 and 2023, respectively, and is included within other assets on the Consolidated Balance Sheets.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the FHLBB were $2.3 billion and $4.6 billion at December 31, 2024 and 2023, respectively. The balance of funds borrowed from the FHLBB were $17.6 million and $17.7 million at December 31, 2024 and 2023, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) was $3.1 billion and $1.1 billion at December 31, 2024 and 2023, respectively. There were no funds borrowed from the FRB outstanding at either December 31, 2024 or 2023.
Serviced Loans
At December 31, 2024 and 2023, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to $228.4 million and $77.2 million, respectively. The increase in loans serviced from December 31, 2023 to December 31, 2024 was primarily due to the merger and the acquisition of the portfolio of mortgage loans partially or wholly-owned by others and previously serviced by Cambridge.
Purchased Loans
The Company began purchasing residential real estate mortgage loans during the third quarter of 2022 and ceased such purchases in the first quarter of 2023. Loans purchased were subject to the same underwriting criteria as those loans originated directly by the Company. During the year ended December 31, 2024, the Company did not purchase any residential real estate mortgage loans. During the year ended December 31, 2023, the Company purchased $32.0 million of residential real estate mortgage loans. As of December 31, 2024 and 2023, the amortized cost balance of loans purchased was $367.0 million and $385.5 million, respectively.
Commercial Loan Sales
During the year ended December 31, 2024, the Company did not sell any commercial and industrial loans. During the year ended December 31, 2023, the Company sold $214.2 million of commercial and industrial loans previously included in the SNC program portfolio and recognized a loss on sale of $2.7 million.
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
The following tables summarize the change in the allowance for loan losses by loan category for the periods indicated:

	For the Year Ended December 31, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,959	$65,475	$6,666	$14,913	$25,954	$5,595	$3,431	$148,993
Initial reserve on PCD loans at merger	6,589	45,656	26	581	2,919	40	19	55,830
Charge-offs	(40)	(42,556)	—	(2,498)	(28)	(59)	(2,576)	(47,757)
Recoveries	99	2,207	—	1,189	205	136	670	4,506
Provision	7,483	45,393	1,770	5,714	3,241	1,760	2,019	67,380
Ending balance	$41,090	$116,175	$8,462	$19,899	$32,291	$7,472	$3,563	$228,952

	For the Year Ended December 31, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,859	$54,730	$7,085	$16,189	$28,129	$6,454	$2,765	$142,211
Cumulative effect of change in accounting principle (1)	47	—	—	(140)	(849)	(201)	—	(1,143)
Charge-offs	(13)	(8,008)	—	(4,645)	—	(7)	(2,419)	(15,092)
Recoveries	296	198	—	1,867	97	41	466	2,965
Provision (release)	(230)	18,555	(419)	1,642	(1,423)	(692)	2,619	20,052
Ending balance	$26,959	$65,475	$6,666	$14,913	$25,954	$5,595	$3,431	$148,993

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
The Company recorded provisions for allowance for loan losses of $67.4 million and $20.1 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company recorded a provision for allowance for loan losses of $40.9 million related to non-PCD loans acquired in the merger which closed on July 12, 2024. Excluding this amount, the provision for the year ended December 31, 2024 amounted to $26.5 million. Management determined a provision to be necessary for the year ended December 31, 2024 primarily due to $42.6 million in charge-offs of commercial real estate loans and due to an increase in specific reserves for commercial real estate loans collateralized by property in the office risk segment. Included in charge-offs of commercial real estate loans during the year ended December 31, 2024 was $41.3 million of charge-offs on loans collateralized by property in the office risk segment which transitioned to non-accrual status during the year ended December 31, 2024 and were not reserved for on a specific reserve basis as of December 31, 2023, and $19.8 million of charge-offs on PCD loans acquired in the merger with Cambridge. Also contributing to the increase in the allowance for loan losses was an initial reserve of $55.8 million recorded by the Company related to PCD loans acquired in the merger with Cambridge. This amount represented the initial allowance on such loans and was recorded with a corresponding gross-up of the loan amortized cost balance in connection with purchase accounting therefore not increasing the provision for allowance for loan losses. Refer to Note 3, “Mergers and Acquisitions” for additional discussion.
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
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of December 31, 2024 and December 31, 2023, the Company’s reserve for unfunded lending commitments was $13.1 million and $14.1 million, respectively, which is recorded within other liabilities in the Company’s Consolidated Balance Sheets.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of December 31, 2024, and gross charge-offs for the year ended December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$358,054	$365,372	$407,129	$310,250	$341,049	$745,815	$522,236	$22,800	$3,072,705
Special Mention	19,721	25,719	5,963	24,199	43	4,563	26,522	508	107,238
Substandard	996	21,858	30,731	1,019	2,124	1,366	22,525	710	81,329
Doubtful	—	—	5,295	—	—	8	—	—	5,303
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	378,771	412,949	449,118	335,468	343,216	751,752	571,283	24,018	3,266,575
Current period gross charge-offs	—	—	30	—	—	10	—	—	40

Commercial real estate
Pass	531,193	575,929	1,740,688	1,020,015	722,669	1,988,069	82,661	10,595	6,671,819
Special Mention	9,457	45,188	26,551	14,613	8,855	35,952	2,976	—	143,592
Substandard	—	45,762	17,404	18,051	293	44,713	1	—	126,224
Doubtful	3,450	17,081	—	—	4,237	77,675	—	—	102,443
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	544,100	683,960	1,784,643	1,052,679	736,054	2,146,409	85,638	10,595	7,044,078
Current period gross charge-offs	1,113	4,220	—	—	5,182	32,041	—	—	42,556

Commercial construction
Pass	96,423	228,979	132,389	16,836	—	—	15,616	—	490,243
Special Mention	—	621	—	—	—	—	—	—	621
Substandard	785	—	—	—	—	—	—	—	785
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	97,208	229,600	132,389	16,836	—	—	15,616	—	491,649

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	173,110	141,000	178,696	208,835	156,366	441,532	103,222	5,040	1,407,801
Special Mention	533	60	1,409	1,929	—	6,203	20	262	10,416
Substandard	314	1,102	1,000	911	1,516	9,402	197	297	14,739
Doubtful	—	49	1,098	16	—	366	—	718	2,247
Loss	—	—	—	—	—	—	—	—	—
Total business banking	173,957	142,211	182,203	211,691	157,882	457,503	103,439	6,317	1,435,203
Current period gross charge-offs	31	647	145	671	329	270	—	405	2,498

Residential real estate
Current and accruing	213,244	321,097	970,831	1,032,297	548,987	800,995	—	—	3,887,451
30-89 days past due and accruing	944	2,300	6,480	5,437	3,209	9,606	—	—	27,976
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	884	103	3,721	1,092	575	6,580	—	—	12,955
Total residential real estate	215,072	323,500	981,032	1,038,826	552,771	817,181	—	—	3,928,382
Current period gross charge-offs	—	—	—	—	—	28	—	—	28

Consumer home equity
Current and accruing	10,425	32,573	74,385	7,954	4,293	76,953	1,143,767	15,629	1,365,979
30-89 days past due and accruing	—	275	103	—	—	1,179	6,965	574	9,096
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	63	61	—	—	1,223	8,151	715	10,213
Total consumer home equity	10,425	32,911	74,549	7,954	4,293	79,355	1,158,883	16,918	1,385,288
Current period gross charge-offs	—	—	—	—	—	2	57	—	59

Other consumer
Current and accruing	61,430	62,170	26,869	16,970	8,453	16,914	32,914	19	225,739
30-89 days past due and accruing	116	146	143	75	25	646	135	15	1,301
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	11	31	17	7	4	44	25	139
Total other consumer	61,546	62,327	27,043	17,062	8,485	17,564	33,093	59	227,179
Current period gross charge-offs	1,100	420	426	248	64	131	139	48	2,576

Total	$1,481,079	$1,887,458	$3,630,977	$2,680,516	$1,802,701	$4,269,764	$1,967,952	$57,907	$17,778,354
(1)The amounts presented represent the amortized cost as of December 31, 2024 of revolving loans that were converted to term loans during the year ended December 31, 2024.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$28	$—	$90	$118	$3,266,457	$3,266,575
Commercial real estate	17,081	6,432	9,180	32,693	7,011,385	7,044,078
Commercial construction	—	—	—	—	491,649	491,649
Business banking	13,680	1,605	1,826	17,111	1,418,092	1,435,203
Residential real estate	21,037	6,947	12,786	40,770	3,887,612	3,928,382
Consumer home equity	7,254	2,195	8,449	17,898	1,367,390	1,385,288
Other consumer	1,130	171	109	1,410	225,769	227,179
Total	$60,210	$17,350	$32,440	$110,000	$17,668,354	$17,778,354

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$3,316	$—	$465	$3,781	$3,015,850	$3,019,631
Commercial real estate	—	—	—	—	5,453,847	5,453,847
Commercial construction	—	—	—	—	384,637	384,637
Business banking	3,455	1,647	1,202	6,304	1,083,289	1,089,593
Residential real estate	17,116	4,888	6,764	28,768	2,553,697	2,582,465
Consumer home equity	6,517	2,600	8,204	17,321	1,193,847	1,211,168
Other consumer	532	235	189	956	206,063	207,019
Total	$30,936	$9,370	$16,824	$57,130	$13,891,230	$13,948,360

The following table presents information regarding non-accrual loans as of the dates indicated:

	As of December 31, 2024			As of December 31, 2023
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Non-Accrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$5,395	$8	$5,403	$4	$464	$468
Commercial real estate	90,003	12,555	102,558	13,969	16,087	30,056
Commercial construction	—	—	—	—	—	—
Business banking	4,551	1	4,552	4,572	11	4,583
Residential real estate	12,955	—	12,955	8,725	—	8,725
Consumer home equity	10,213	—	10,213	8,532	—	8,532
Other consumer	139	—	139	193	—	193
Total non-accrual loans	$123,256	$12,564	$135,820	$35,995	$16,562	$52,557
(1)The loans on non-accrual status and without an ACL as of both December 31, 2024 and December 31, 2023, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the year ended December 31, 2024 and 2023 was not significant. As of both December 31, 2024 and December 31, 2023, there were no loans greater than 90 days past due and still accruing.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the years ended December 31, 2024 and 2023 was not significant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of December 31, 2024 and December 31, 2023, the Company had collateral-dependent residential mortgage and home equity loans totaling $1.1 million and $0.8 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of December 31, 2024 and December 31, 2023, the Company had collateral-dependent commercial loans totaling $107.7 million and $30.7 million, respectively. The increase in collateral-dependent commercial loans at December 31, 2024 from December 31, 2023 was primarily due to collateral-dependent PCD loans acquired in connection with the Company’s merger with Cambridge.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both December 31, 2024 and December 31, 2023, the Company had no residential real estate held in other real estate owned (“OREO”). As of December 31, 2024, there were four residential real estate loans, which had an aggregate balance of $0.4 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2023, there were two residential real estate loans, which had an aggregate balance of $0.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2024, there were six consumer home equity loans, which had an aggregate balance of $0.5 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2023, there were three consumer home equity loans, which had an aggregate balance of $0.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table shows the amortized cost balance as of December 31, 2024 and 2023 of loans modified during the years then ended to borrowers experiencing financial difficulty by the type of concession granted:

	As of December 31, 2024		As of December 31, 2023
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$390	0.03%	$43	0.00%
Residential real estate	—	—%	301	0.01%
Consumer home equity	869	0.06%	1,883	0.16%
Total interest rate reduction	$1,259	0.01%	$2,227	0.02%
Other-than-Insignificant Delay in Repayment:
Commercial real estate	$11,453	0.16%	$—	—%
Business banking	244	0.02%	20	0.00%
Residential real estate	1,320	0.03%	3,284	0.13%
Consumer home equity	1,387	0.10%	1,004	0.08%
Total other-than-insignificant delay in repayment	$14,404	0.08%	$4,308	0.03%
Term Extension:
Commercial real estate	$7,595	0.11%	$—	—%
Business banking	18	0.00%	274	0.03%
Residential real estate	189	0.00%	—	—%
Consumer home equity	2	0.00%	—	—%
Total term extension	$7,804	0.04%	$274	0.00%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Commercial real estate	$—	—%	$10,615	0.19%
Business banking	—	—%	86	0.01%
Consumer home equity	387	0.03%	603	0.05%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$387	0.00%	$11,304	0.08%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$116	0.01%	$561	0.05%
Consumer home equity	—	—%	213	0.02%
Total combination—interest rate reduction & term extension	$116	0.00%	$774	0.01%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Commercial real estate	$6,692	0.10%	$—	—%
Business banking	—	—%	24	0.00%
Residential real estate	—	—%	140	0.01%
Total combination—term extension & other-than-insignificant delay in repayment	$6,692	0.04%	$164	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$35	0.00%	$180	0.02%
Residential real estate	—	—%	81	0.00%
Consumer home equity	5	0.00%	51	0.00%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$40	0.00%	$312	0.00%
Total by portfolio segment
Commercial real estate	$25,740	0.37%	$10,615	0.19%
Business banking	803	0.06%	1,188	0.11%
Residential real estate	1,509	0.04%	3,806	0.15%
Consumer home equity	2,650	0.19%	3,754	0.31%
Total	$30,702	0.17%	$19,363	0.14%
The following table describes the financial effect of the modifications made during the year ended December 31, 2024 to borrowers experiencing financial difficulty:

Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced weighted average contractual interest rate from 9.5% to 5.2%.
Consumer home equity	Reduced weighted average contractual interest rate from 8.1% to 4.7%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred a weighted average of 6 payments. The loans were re-amortized over an extended payment period resulting in reduced monthly payments for the borrowers.
Business banking
Deferred a weighted average of 6 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Residential real estate	Deferred a weighted average of 6 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 11 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial real estate	Added a weighted average 2.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Business banking	Added a weighted average 2.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added 2.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.
Consumer home equity	Added a weighted average 7.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.
The following table describes the financial effect of the modifications made during the year ended December 31, 2023 to borrowers experiencing financial difficulty:

Loan Type	Financial Effect (1)
Interest Rate Reduction
Commercial real estate	Reduced weighted average contractual interest rate from 7.4% to 3.4%.
Business banking	Reduced weighted average contractual interest rate from 9.8% to 7.6%.
Residential real estate	Reduced weighted average contractual interest rate from 5.4% to 3.6%.
Consumer home equity	Reduced weighted average contractual interest rate from 7.5% to 4.5%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Interest-only period of 9 months for one borrower. Principal deferred to the end of the loan life.
Business banking
Deferred a weighted average of 4 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Residential real estate	Deferred a weighted average of 7 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 8 principal and interest payments which were added to the end of the loan life.
Term Extension
Business banking	Added a weighted average 4.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added a weighted average 23.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Consumer home equity	Added a weighted average 16.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.
As of December 31, 2024, loans to borrowers experiencing financial difficulty modified during the year ended December 31, 2024 and which had a payment default during the year ended December 31, 2024 totaled $0.5 million. As of

December 31, 2023, no loans to borrowers experiencing financial difficulty modified during the year ended December 31, 2023 had a payment default during the year ended December 31, 2023.
Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables show the age analysis of past due loans to borrowers experiencing financial difficulty as of December 31, 2024 and 2023 that were modified during the 12-month periods then ended:

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial real estate	$—	$—	$—	$—	$25,740	$25,740
Business banking	—	—	—	—	803	803
Residential real estate	116	—	—	116	1,393	1,509
Consumer home equity	5	223	390	618	2,032	2,650
Total	$121	$223	$390	$734	$29,968	$30,702

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial real estate	$—	$—	$—	$—	$10,615	$10,615
Business banking	—	—	—	—	1,188	1,188
Residential real estate	366	227	—	593	3,213	3,806
Consumer home equity	51	—	400	451	3,303	3,754
Total	$417	$227	$400	$1,044	$18,319	$19,363
As of December 31, 2024, there was one additional commitment to lend amounting to $0.3 million to borrowers experiencing financial difficulty and which were modified during the year ended December 31, 2024 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension. As of December 31, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during year ended December 31, 2023 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Year Ended December 31,
	2024			2023
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,031,237	0.00%	$—	$985,394	0.00%	$—
Commercial real estate	944,371	3.87%	10,290	447,550	0.00%	—
Commercial construction	159,237	0.00%	—	146,043	0.00%	—
Business banking	1,612	0.00%	—	72	0.00%	22
Total loan participations	$2,136,457	1.71%	$10,290	$1,579,059	0.00%	$22

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
TDR loan information for the year ended December 31, 2022 was prepared in accordance with GAAP effective for the Company prior to the Company’s adoption of ASU 2022-02.
The following tables show the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	For the Year Ended December 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Commercial and industrial	4	$5,415	$5,415
Business banking	30	2,779	2,798
Residential real estate	10	2,842	2,842
Consumer home equity	7	1,535	1,535
Total	51	$12,571	$12,590
(1)The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modification includes capitalization of interest.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the year ended December 31, 2022:

For the Year Ended December 31, 2022
(In thousands)
Extended maturity	$1,011
Adjusted interest rate and extended maturity	1,088
Interest only/principal deferred	1,499
Covenant modification	2,418
Court-ordered concession	—
Principal and interest deferred	3,353
Extended maturity and interest only/principal deferred	2,997
Other	224
Total	$12,590
One loan totaling approximately $1.0 million that was modified during the preceding 12 months subsequently defaulted during the year ended December 31, 2022. The Company considers a loan to have defaulted when it reaches 90 days past due or is transferred to non-accrual. During the year ended December 31, 2022, no amounts were charged-off on TDRs modified in the prior 12 months.

6. Premises and Equipment
The information presented within this Note excludes discontinued operations with respect to information pertaining to the years ended December 31, 2023 and 2022. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations.
The following table summarizes the Company’s premises and equipment as of the dates indicated:

	As of December 31,		Estimated
	2024	2023	Useful Life
	(In thousands)		(In years)
Premises and equipment used in operations:
Land	$13,133	$12,585	N/A
Buildings	52,205	70,597	5-30
Equipment	42,769	37,756	3-5
Leasehold improvements	44,262	34,790	5-25
Total cost	152,369	155,728
Accumulated depreciation	(87,816)	(95,595)
Premises and equipment used in operations, net	64,553	60,133
Premises and equipment held for sale	2,088	—
Net premises and equipment	$66,641	$60,133
The Company recorded depreciation expense related to premises and equipment of $12.5 million, $10.5 million, and $10.7 million during the years ended December 31, 2024, 2023, and 2022, respectively.
During the year ended December 31, 2024, four properties were transferred to held for sale with an aggregate book value of $17.1 million, one of which is located in Lynn, Massachusetts, housed Company offices and was comprised of an office building, and land and two of which were acquired in the merger with Cambridge. In connection with the transfer of properties to held for sale, the Company recorded an aggregate write-down of $3.0 million, which includes estimated costs to sell. In addition, during the year ended December 31, 2024, the Company sold three properties at an aggregate sale price of $15.1 million, two of which were acquired in the merger with Cambridge and one of which was the previously mentioned property located in Lynn, Massachusetts. In connection with such sales, the Company recorded a net gain on sale of $0.4 million.
During the year ended December 31, 2023, no properties were transferred to held for sale and no properties were sold.
During the year ended December 31, 2022, no properties were transferred to held for sale. During the year ended December 31, 2022, the Company sold five properties, four of which were acquired in connection with the Company’s acquisition of Century Bancorp, Inc. (“Century”). The properties sold during the year ended December 31, 2022 were included in premises and equipment held for sale as of December 31, 2021. The aggregate proceeds from such sales of premises and equipment were $17.3 million. In connection with these sales, the Company recognized a gain on sale of $1.4 million, which is included in other noninterest income in the Consolidated Statements of Income.
7. Leases
The Company leases certain office space and equipment under various non-cancelable operating leases. These leases have original terms ranging from 2 years to 24 years. Operating lease liabilities and ROU assets are recognized at the lease commencement date based upon the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets. The information presented within this Note excludes discontinued operations with regard to information pertaining to December 31, 2023 and 2022 and the years then ended. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations.

As of the dates indicated, the Company had the following related to operating leases:

	As of December 31, 2024	As of December 31, 2023
	(In thousands)
Right-of-use assets	$68,393	$50,641
Lease liabilities	81,901	55,617
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Operating lease cost	$13,295	$12,439	$12,716
Finance lease cost	468	338	309
Variable lease cost	3,017	2,766	2,547
Total lease cost	$16,780	$15,543	$15,572
During the years ended December 31, 2024, 2023, and 2022 the Company made $16.3 million, $13.3 million, and $15.2 million in cash payments for operating and finance leases, respectively.
Supplemental balance sheet information related to operating leases as of the dates indicated is as follows:

	As of December 31, 2024	As of December 31, 2023
Weighted-average remaining lease term (in years)	7.54	8.26
Weighted-average discount rate	4.08%	3.76%
The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding as of December 31, 2024 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s Consolidated Balance Sheets:

As of December 31, 2024
Year	(In thousands)
2025	$15,277
2026	14,043
2027	12,349
2028	11,980
2029	10,221
Thereafter	32,648
Total minimum lease payments	96,518
Less: amount representing interest	14,617
Present value of future minimum lease payments	$81,901
Lease Modifications and Terminations:
During the year ended December 31, 2024, management determined not to exercise future lease term extension options related to one lease, which had previously been included in its determination of future lease payments, to exercise future lease term extension options related to eleven leases, which had not previously been included in its determination of future lease payments, and to terminate eight leases. Accordingly, the Company remeasured the present value of the future lease payments related to such leases which resulted in a net increase of the lease liabilities and a corresponding net increase of the lease ROU assets of $5.5 million. In connection with the lease terminations, the Company recorded an impairment charge of $4.7 million.
During the year ended December 31, 2023, management determined not to exercise future lease term extension options related to four leases, which had previously been included in its determination of future lease payments, to exercise future lease term extension options related to ten leases, which had not previously been included in its determination of future lease payments, and to terminate one lease. Accordingly, the Company remeasured the present value of the future lease payments related to such leases which resulted in a net reduction of the lease liabilities and a corresponding net reduction of the lease ROU assets of $2.4 million. In connection with the lease terminations, the Company recorded an impairment charge of $0.4 million.
8. Goodwill and Other Intangible Assets
The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization as of the dates indicated below. With regard to the years ended December 31, 2023 and 2022, the information presented within this Note excludes discontinued operations. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations.

	As of December 31,
	2024	2023
	(In thousands)
Balances not subject to amortization
Goodwill	$914,957	$557,635
Balances subject to amortization
Core deposit intangibles	111,296	8,570
Customer list intangible	22,841	—
Trade name intangible	1,064	—
Total balances subject to amortization	135,201	8,570
Total goodwill and other intangible assets (1)	$1,050,158	$566,205
(1)The increase in goodwill and other intangible assets from December 31, 2023 to December 31, 2024 was due to goodwill and other intangible assets recorded during the third quarter of 2024 in connection with the merger. The Company identified acquired intangible assets related to core deposits (e.g., core deposit intangible) and Cambridge Trust Wealth Management, which included a customer list intangible and trade name intangible. Refer to Note 3, Mergers and Acquisitions for further information regarding the Company’s merger with Cambridge.
The changes in the carrying value of goodwill for the periods indicated were as follows:

	For the Years Ended December 31,
	2024	2023
	(In thousands)
Balance at beginning of year	$557,635	$557,635
Goodwill recorded during the year	357,322	—
Balance at end of year	$914,957	$557,635
The following table sets forth the carrying amount of the Company’s other intangible assets, net of accumulated amortization, as of the dates indicated below:

	As of December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core deposit intangible	$126,633	$(15,337)	$111,296	$11,633	$(3,063)	$8,570
Customer list intangible	25,000	(2,159)	22,841	—	—	—
Trade name intangible	1,200	(136)	1,064	—	—	—
Total	$152,833	$(17,632)	$135,201	$11,633	$(3,063)	$8,570
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
In the fourth quarter of 2024, management elected to change the annual date at which it assesses goodwill for impairment from September 30 to November 30. Management considered the accounting guidance codified in ASC 250 in assessing the appropriateness of the change and the method for applying the change. The assessment included an evaluation of the justification of the change noting an assessment date of November 30 is preferable to September 30 as management’s process for determining future period forecasted earnings for budgeting purposes, a key input in the quantitative goodwill impairment assessment, occurs in the fourth quarter. Previously, future period forecasted earnings were estimated as of September 30 to support the annual goodwill impairment assessment and later updated in the fourth quarter for budgeting purposes and to support impairment evaluations performed as of December 31. Thus, moving the annual assessment date to November 30 allows for a more accurate estimate of future forecasted earnings to be used in its quantitative assessment of goodwill for impairment. In addition, based upon the assessment performed, management determined the change should be applied prospectively beginning with an assessment performed as of November 30, 2024 as a retrospective application of this change in accounting principle would require the use of assumptions and estimations developed with the use of hindsight, which is not appropriate for the annual goodwill impairment assessment. Management believes the change in goodwill impairment testing date does not represent a material change to the method of applying an accounting principle in light of the internal controls over financial reporting and requirements to assess goodwill impairment upon certain triggering events, and does not delay, accelerate or avoid any impairment charges. In addition, the Company last performed an assessment as of November 30, 2024 as an update to the September 30, 2024 annual test. As such, no more than 12 months will have elapsed between the previous assessment and the next annual assessment as of November 30, 2025.
The Company performed its annual assessment for the banking business as of November 30, 2024, the Company’s new annual assessment date as described above. The assessment included a comparison of the banking reporting unit’s carrying value of equity to estimated fair value of equity based on the Company’s market capitalization. The assessment also considered the changes in market conditions from the September 30, 2024 assessment. Based upon the assessment, it was determined there was no impairment of the Company’s goodwill as of November 30, 2024. As of December 31, 2024, there was no effect to the Company’s Consolidated Financial Statements as a result of the change in annual assessment date.
The amortization expense of the Company’s other intangible assets was $14.6 million, $1.8 million, and $1.2 million during the years ended December 31, 2024, 2023, and 2022, respectively. The increase in amortization expense for the year ended December 31, 2024 from 2023 was attributable to amortization expense recorded in the third and fourth quarter of 2024 related to other intangible assets acquired in connection with the Company’s merger with Cambridge.
The weighted average original amortization period and weighted average remaining useful life of the Company’s other intangible assets is 7.8 years and 7.0 years, respectively. Management performs an assessment of the remaining useful lives of the Company’s intangible assets on a quarterly basis to determine if such lives remain appropriate.
The estimated amortization expense for the remaining useful life of the Company’s other intangible assets is as follows:

Year	(In thousands)
2025	$31,231
2026	29,464
2027	22,219
2028	16,175
2029	13,454
Thereafter	22,658
Total amortization expense	$135,201

9. Deposits
The following table provides a summary of the Company’s deposits as of the dates indicated:

	As of December 31,
	2024	2023
	(In thousands)
Demand	$5,992,082	$5,162,218
Interest checking accounts	4,606,250	3,737,361
Savings accounts	1,620,602	1,323,126
Money market investment	5,736,362	4,664,475
Certificates of deposit	3,336,323	2,709,037
Total deposits	$21,291,619	$17,596,217
At December 31, 2024 and 2023, the Company had a balance of $3.2 million and $2.4 million, respectively, in overdrafts. Overdrafts are included in loans in the Consolidated Balance Sheets.
The following table summarizes certificate of deposits by maturity at December 31, 2024:

	Balance	Percentage of Total
Year	(Dollars in thousands)
2025	$3,299,740	98.8%
2026	27,311	0.8%
2027	5,578	0.2%
2028	1,673	0.1%
2029	2,003	0.1%
Thereafter	18	0.0%
Total certificates of deposit	$3,336,323	100.0%
The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of certificates of deposit equal to or greater than $250,000, as of December 31, 2024 and 2023, was $1.1 billion and $0.9 billion, respectively.
10. Borrowed Funds
Borrowed funds were comprised of the following:

	As of December 31,
	2024	2023
	(In thousands)
Escrow deposits of borrowers	$27,721	$21,978
Interest rate swap collateral funds	48,590	8,500
FHLB advances	17,589	17,738
Total borrowed funds	$93,900	$48,216
At December 31, 2024 and 2023, the Company had available and unused borrowing capacity of approximately $2.8 billion and $0.8 billion, respectively, at the Federal Reserve Discount Window. At December 31, 2024 and 2023, loans with collateral value of $2.1 billion and $0.6 billion, respectively, and securities with a collateral value of $769.4 million and $139.1 million, respectively, were pledged to the Discount Window.
At December 31, 2023, the Company had a $2.4 billion collateralized line of credit from the Federal Reserve Bank of Boston through the Bank Term Funding Program. Securities with a collateral value of $2.4 billion at December 31, 2023 were pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program. The Bank Term Funding Program was created by the Federal Reserve in March 2023. The Bank Term Funding Program ceased extending new loans on March 11, 2024. Accordingly, we had no additional capacity nor any securities pledged to the Federal Reserve Bank of Boston under the Bank Term Funding Program as of December 31, 2024.

Interest expense on borrowed funds was as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Federal funds purchased	$—	$—	$24
Federal Home Loan Bank advances	553	19,247	8,263
Escrow deposits of borrowers	36	6	3
Interest rate swap collateral funds	1,213	722	216
Total interest expense on borrowed funds	$1,802	$19,975	$8,506
A summary of FHLBB advances by maturities were as follows:

	As of December 31,
	2024		2023
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Within one year	$2,515	0.67%	$95	1.50%
Over one year to three years	2,148	1.82%	3,409	0.73%
Over three years to five years	2,833	0.56%	2,685	1.59%
Over five years	10,093	1.34%	11,549	1.31%
Total Federal Home Loan Bank advances	$17,589	1.18%	$17,738	1.25%
At December 31, 2024, advances from the FHLBB were secured by stock in the FHLBB, residential real estate loans, and investment securities. At December 31, 2023, advances from the FHLBB were secured by stock in the FHLBB, residential real estate loans and commercial real estate loans. At December 31, 2024, the collateral value of residential real estate loans and securities securing these advances was $1.5 billion and $1.0 billion, respectively. At December 31, 2023, the collateral value of residential and commercial real estate loans securing these advances was $1.4 billion and $1.5 billion, respectively. At December 31, 2024 and 2023, the Bank had available and unused borrowing capacity with the FHLBB of approximately $2.4 billion and $2.9 billion, respectively.
As a member of the FHLBB, the Company is required to hold FHLBB stock. At both December 31, 2024 and 2023, the Company had investments in the FHLBB of $5.9 million. At its discretion, the FHLBB may declare dividends on the stock. Included in other noninterest income in the Consolidated Statements of Income are dividends received of $0.9 million, $2.0 million, and $0.3 million during the years ended December 31, 2024, 2023, and 2022, respectively.

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

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share data)
Net income applicable to common shares:
Net income (loss) from continuing operations	$119,561	$(62,689)	$186,511
Net income from discontinued operations	—	294,866	13,248
Total net income	$119,561	$232,177	$199,759

Average number of common shares outstanding	194,154,984	175,814,954	179,529,613
Less: Average unallocated ESOP shares	(13,028,664)	(13,521,934)	(14,019,256)
Average number of common shares outstanding used to calculate basic earnings per common share	181,126,320	162,293,020	165,510,357
Common stock equivalents - restricted stock awards and units	1,054,753	110,077	138,214
Average number of common shares outstanding used to calculate diluted earnings per common share	182,181,073	162,403,097	165,648,571

Basic earnings per share
Basic earnings (loss) per share from continuing operations	$0.66	$(0.39)	$1.13
Basic earnings per share from discontinued operations	—	1.82	0.08
Basic earnings per share	$0.66	$1.43	$1.21

Diluted earnings per share
Diluted earnings (loss) per share from continuing operations	$0.66	$(0.39)	$1.13
Diluted earnings per share from discontinued operations	—	1.82	0.08
Diluted earnings per share	$0.66	$1.43	$1.21
12. Low Income Housing Tax Credits and Other Tax Credit Investments
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
As of December 31, 2024 and 2023, the Company had $222.7 million and $223.4 million, respectively, in tax credit investments that were included in other assets in the Consolidated Balance Sheets.
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

The following table presents the Company’s investments in LIHTC projects using the proportional amortization method as of the dates indicated:

	As of December 31,
	2024	2023
	(In thousands)
Current recorded investment included in other assets (1)	$220,845	$221,190
Commitments to fund qualified affordable housing projects included in recorded investment noted above	89,801	149,207
(1)Includes LIHTC investments acquired in connection with our merger with Cambridge of $7.4 million. The amount of associated remaining commitments assumed was not significant. Refer to Note 3, “Mergers and Acquisitions” for further discussion of the merger.
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Tax credits and other tax benefits recognized	$20,750	$11,624	$9,146
Amortization expense included in income tax expense	16,452	9,577	7,503
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the Consolidated Balance Sheets and totaled $1.9 million and $2.2 million at December 31, 2024 and 2023, respectively. There were no outstanding commitments related to these investments as of either December 31, 2024 or December 31, 2023.

13. Income Taxes
The information presented within this Note excludes discontinued operations with respect to the years ended December 31, 2023 and 2022. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations.
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Combined federal and state income tax provisions	$36,205	$(63,309)	$51,719
Effective income tax rates	23.2%	50.2%	21.7%
The Company recorded net income tax expense of $36.2 million for the year ended December 31, 2024 compared to a net income tax benefit of $63.3 million and net income tax expense of $51.7 million for the years ended December 31, 2023 and 2022, respectively. Tax expense for the year ended December 31, 2024 includes a $7.4 million lost state tax benefit for Massachusetts as the Company was in a tax loss position for 2024 and loss carryover is not allowed by the state. The income tax benefit for the year ended December 31, 2023 was primarily due to pretax losses which largely resulted from losses on sales of available for sale securities in the first quarter of 2023. In addition, during the first quarter of 2023, the Company liquidated Market Street Securities Corporation (“MSSC”), a wholly owned subsidiary, and transferred all of MSSC’s assets to Eastern Bank. In connection with the liquidation and subsequent transfer of securities previously held by MSSC to Eastern Bank, the Company recognized an additional deferred income tax benefit of $23.7 million during the first quarter of 2023. This deferred income tax benefit resulted from a state tax rate change applied to the deferred tax asset related to the securities transferred to Eastern Bank.
The provision for income taxes is comprised of the following components:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current tax expense (benefit):
Federal	$2,088	$(39,710)	$36,436
State	(1,942)	(5,332)	10,021
Total current tax expense (benefit)	146	(45,042)	46,457
Deferred tax expense (benefit):
Federal	19,204	1,219	(1,028)
State	16,855	(19,486)	6,290
Total deferred tax expense (benefit)	36,059	(18,267)	5,262
Total income tax expense (benefit)	$36,205	$(63,309)	$51,719

A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate is detailed below:

	For the Year Ended December 31,
	2024		2023		2022
	(Dollars in thousands)
Income tax expense (benefit) at statutory rate	$32,711	21.00%	$(26,458)	21.00%	$50,029	21.00%
Increase (decrease) resulting from:
State income tax, net of federal tax benefit (1)	11,781	7.56%	(19,606)	15.56%	12,885	5.41%
Valuation allowance	2,781	1.79%	—	—%	(700)	(0.29)%
Amortization of qualified low-income housing investments	16,452	10.56%	9,577	(7.60)%	7,503	3.15%
Tax credits	(16,456)	(10.56)%	(9,183)	7.29%	(7,300)	(3.06)%
Tax-exempt income	(14,911)	(9.57)%	(14,161)	11.24%	(10,298)	(4.32)%
162(m) remuneration of services	2,423	1.56%	1,684	(1.34)%	1,446	0.61%
Other, net	1,424	0.91%	(5,162)	4.10%	(1,846)	(0.77)%
Actual income tax expense (benefit)	$36,205	23.24%	$(63,309)	50.25%	$51,719	21.71%
(1)Includes state tax benefit associated with MSSC liquidation of $23.7 million for the year ended December 31, 2023 described above.
Significant components of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Unrealized loss on available for sale securities	$194,324	$193,134
Allowance for loan losses	69,531	45,189
Cash flow hedges	10,347	12,302
Leases	22,946	15,664
Charitable contribution limitation carryover	5,214	4,844
Investment losses	5,843	7,339
Accrued expenses	9,952	10,042
Fixed assets	659	4,142
Loan basis difference fair value adjustments	75,301	3,455
Tax attribute and NOL carryover	24,120	—
Other	1,195	2,061
Total deferred tax assets before valuation allowance	419,432	298,172
Valuation allowance	(2,781)	—
Total deferred tax assets net of valuation allowance	416,651	298,172
Deferred tax liabilities:
Amortization of intangibles	44,736	9,660
Lease obligation	19,199	14,284
Partnerships	3,417	1,971
Trading securities	5,203	3,405
Employee benefits	11,102	824
Other	866	1,843
Total deferred tax liabilities	84,523	31,987
Net deferred income tax assets	$332,128	$266,185

The Company assesses the realizability of deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. Tax losses from the sale of investments acquired in the merger, which occurred in the third quarter of 2024, resulted in lower projections of 2025 taxable income. As a result of those losses, as of December 31, 2024, the Company believes that a portion of the associated charitable contribution carryforward will expire on December 31, 2025 unutilized and therefore has recorded a valuation allowance for $2.8 million. As of December 31, 2024, management believes it is more likely than not that the Company will realize the remainder of its net deferred tax assets.
Management performed an evaluation of the Company’s uncertain tax positions as of December 31, 2024 and 2023 and determined that liabilities for unrecognized tax benefits of $1.8 million and $3.8 million, respectively, was needed related to state tax positions. The decrease was primarily due to a reversal of $1.9 million recognized during the year ended December 31, 2024.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Beginning	$3,503	$5,782	$7,923
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions related to settlements with taxing authorities	—	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(1,939)	(2,279)	(2,141)
Ending	$1,564	$3,503	$5,782
As of December 31, 2024, the amount that would reduce the effective tax rate, if recognized, is $1.8 million. The reduction in the effective tax rate is inclusive of the federal benefit for unrecognized state tax benefits, and accrued interest and penalties. The entire balance of unrecognized tax benefits, if recognized, would favorably affect the Company’s effective income tax rate. The Company recognizes penalties and accrued interest related to unrecognized tax benefits in tax expense. Accrued penalties and interest amounted to $0.5 million and $1.0 million at December 31, 2024 and 2023, respectively. The change in accrued penalties and interest for the current year impacted the Consolidated Statements of Income as a component of income tax expense by $0.5 million. During the year ended December 31, 2024, $1.9 million of unrecognized state tax benefits and $0.7 million of interest and penalties reversed upon expiration of the statute of limitations for the tax year to which the reserve was related. Management anticipates that approximately $1.6 million of unrecognized state tax benefits and $0.6 million of interest and penalties will reverse in 2025 upon expiration of the statute of limitations for the tax year to which the reserve is related.
The Company had $23.8 million in net operating loss carryforwards for federal or state income tax purposes at December 31, 2024. The Company had no net operating loss carryforwards for federal or state income tax purposes at December 31, 2023.
At December 31, 2024, the Bank’s federal pre-1988 reserve, for which no federal income tax provision has been made, was approximately $20.8 million. Under current federal law, these reserves are subject to recapture into taxable income, should the Company make non-dividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.
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
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2021.
The Company invests in low-income affordable housing and renewable energy projects which provide the Company with tax benefits, including tax credits, generally over a period of approximately 5-15 years. When permissible, the

Company accounts for its investments in Low Income Housing Tax Credit (“LIHTC”) projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment performance in the housing projects is included in other assets in the Consolidated Balance Sheets. The Company will continue to use the proportional amortization method on any new qualifying LIHTC investments. During the years ended December 31, 2024 and 2023, the Company generated federal tax credits primarily from LIHTC investments of $16.5 million and $9.2 million, respectively. During the years ended December 31, 2024 and 2023, the Company generated flow-through state tax credits from LIHTC investments of $0.3 million and $0.4 million, respectively. During the year ended December 31, 2024, the Company generated $3.2 million in directly purchased Massachusetts state tax credits associated LIHTC investments. The Company treats the investment tax credits received as a reduction of federal income taxes for the year in which the credit arises using the flow-through method (i.e., the credit flows directly through the statement of income in the year of purchase). For additional information on these investments, refer to Note 12, “Low Income Housing Tax Credits and Other Tax Credit Investments.”
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
As of December 31, 2024 and 2023, the Company was categorized as “well-capitalized” based on the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain (1) a minimum total regulatory capital ratio of 10%; (2) a minimum common equity Tier 1 capital ratio of 6.5%; (3) a minimum Tier 1 capital ratio of 8% and (4) a minimum Tier 1 leverage ratio of 5%. Management believes that the Company met all capital adequacy requirements to which it is subject as of December 31, 2024 and 2023. There have been no conditions or events that management believes would cause a change in the Company’s categorization.
The Company’s actual capital amounts and ratios are presented in the following table as of the dates indicated:

	Actual		For Capital Adequacy			To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024
Total regulatory capital (to risk-weighted assets)	$3,363,799	16.78%	$1,603,864	≥	8.0%	$2,004,830	≥	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	3,152,907	15.73%	902,174	≥	4.5%	1,303,140	≥	6.5%
Tier 1 capital (to risk-weighted assets)	3,152,907	15.73%	1,202,898	≥	6.0%	1,603,864	≥	8.0%
Tier 1 capital (to average assets) leverage	3,152,907	12.43%	1,014,319	≥	4.0%	1,267,899	≥	5.0%
As of December 31, 2023
Total regulatory capital (to risk-weighted assets)	$3,187,130	19.55%	$1,304,508	≥	8.0%	$1,630,634	≥	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	3,024,288	18.55%	733,785	≥	4.5%	1,059,912	≥	6.5%
Tier 1 capital (to risk-weighted assets)	3,024,288	18.55%	978,381	≥	6.0%	1,304,508	≥	8.0%
Tier 1 capital (to average assets) leverage	3,024,288	14.00%	864,206	≥	4.0%	1,080,258	≥	5.0%
The Company is subject to various capital requirements in connection with seller/servicer agreements that have been entered into with secondary market investors. Failure to maintain minimum capital requirements could result in an inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on the Company’s financial statements. Management believes that the Company met all capital requirements in connection with seller/servicer agreements as of December 31, 2024 and 2023.

15. Employee Benefits
Pension Plans
The Company provides pension benefits for its employees using a noncontributory, qualified defined benefit plan, through membership in SBERA. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in the association. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range of 49% to 63% of total common and collective trust portfolio assets. The remainder of the common and collective trust’s portfolio is allocated to fixed income securities with a target range of 28% to 42% and other investments, including global asset allocation and hedge funds, from 3% to 12%. The Trustees of SBERA, through SBERA's Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis and performance measurement, and to assist with manager searches. The overall investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings.
In connection with the Company’s merger with Cambridge, the Company acquired Cambridge’s defined benefit plan. The plan was frozen to new participants in 2011 and the accrual of benefits for all participants in the plan was frozen effective in 2017. At the time of the merger, all participants in the plan were fully vested. The Company assumed a $35.3 million pension benefit obligation from Cambridge following the merger and, effective December 31, 2024, the acquired plan was merged with the Company’s Defined Benefit Plan. All Cambridge employees retained following the merger were credited with prior service, which counted for vesting and eligibility into the Company’s Defined Benefit Plan, but not for benefit accrual. Additionally, all Cambridge employees retained following the merger were eligible to join the Company’s Defined Benefit Plan to the extent that eligibility requirements were satisfied based upon such employees’ prior service with Cambridge.
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
The Company has a DB SERP which provides certain retired officers with defined pension benefits in excess of qualified plan limits imposed by U.S. federal tax law. In connection with the Company’s merger with Cambridge, the Company acquired Cambridge’s DB SERP. In 2016, Cambridge’s Board of Directors discontinued the use of DB SERPs for new entrants to Cambridge’s non-qualified retirement programs. Expense for the DB SERPs is recognized over the executive’s service life utilizing the projected unit credit actuarial cost method. All participants of Cambridge’s DB SERP were deemed to be fully vested upon the closing of the merger.
The Company has a ODRCP which provides pension benefits to outside directors who retire from service. Effective December 31, 2020, the Company closed the ODRCP to new participants and froze benefit accruals for active participants.
In connection with the Company’s merger with Cambridge, the Company acquired Cambridge’s post-retirement health care plan (“PHCP”). Benefits for the PHCP are based on years of service. Expenses for the PHCP are recognized over the employee's service life utilizing the projected unit credit actuarial cost method. Effective November 7, 2019, the PHCP was frozen for employees hired after that date. The frozen health care plan is not accruing and is only in payout status.
Refer to Note 2, Summary of Significant Accounting Policies, for additional discussion of the Company’s pension plans.

Obligations and Funded Status
The funded status and amounts recognized in the Company’s Consolidated Financial Statements for the Defined Benefit Plan, the BEP, the DB SERP, the ODRCP, and the PHCP are set forth in the following table:

	As of and for the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of the year	$399,364	$362,530	$501,507
Service cost (1)	22,470	24,474	31,382
Interest cost	19,601	17,559	10,582
Amendments	—	1,351	—
Actuarial (gain) loss	(15,280)	13,943	(133,282)
Acquisitions	42,952	—	—
Benefits paid	(34,770)	(20,493)	(47,659)
Benefit obligation at end of the year	$434,337	$399,364	$362,530

Change in plan assets:
Fair value of plan assets at beginning of year	$468,364	$419,366	$546,056
Actual return (loss) on plan assets	48,629	63,811	(91,474)
Acquisitions	56,201	—	—
Employer contribution	6,798	5,680	12,443
Benefits paid	(34,770)	(20,493)	(47,659)
Fair value of plan assets at end of year	545,222	468,364	419,366
Overfunded status	$110,885	$69,000	$56,836

Reconciliation of funding status:
Past service credit	$70,137	$80,090	$108,909
Unrecognized net loss	(34,088)	(69,697)	(99,002)
Prepaid benefit cost	74,836	58,607	46,929
Overfunded status	$110,885	$69,000	$56,836

Accumulated benefit obligation	$434,337	$399,364	$362,530

Amounts recognized in accumulated other comprehensive income (“AOCI”), net of tax:
Unrecognized past service credit	$50,304	$57,501	$78,295
Unrecognized net loss	(24,288)	(50,039)	(71,172)
Net amount	$26,016	$7,462	$7,123
(1)Includes service costs related to employees of the insurance agency business as it relates to the years ended December 31, 2023 and 2022. Refer to the later discussion within the “Components of Net Periodic Benefit Cost” section within this Note for further discussion.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2023, 2022 and 2021. Accordingly, during the years ended December 31, 2024 and 2023, there were no contributions to the Defined Benefit Plan. The Company made a discretionary contribution to the Defined Benefit Plan of $7.2 million during the year ended December 31, 2022. The Company expects to make no contribution during the plan year beginning November 1, 2024.
The net actuarial gain of $15.3 million during the year ended December 31, 2024 was primarily attributable to an increase in the discount rate assumptions used for determining the benefit obligation and higher returns on plan assets than initially expected. The net actuarial loss of $13.9 million during the year ended December 31, 2023 was primarily attributable to a decrease in the discount rate assumptions used for determining the benefit obligation which was partially offset by higher returns on plan assets than initially expected. The net actuarial gain of $133.3 million during the year ended December 31, 2022 was primarily attributable to higher returns on plan assets than initially expected and an increase in the discount rate assumptions which were partially offset by changes in demographic assumptions and in the participant mortality rate assumption.
Actuarial Assumptions
The assumptions used in determining the benefit obligations at December 31, 2024 and 2023 were as follows:

	DB Plan		BEP		DB SERP		ODRCP		PHCP
	As of December 31,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Discount rate	5.55%	4.99%	5.36%	4.89%	5.51%	4.96%	5.44%	4.91%	5.42%	N/A
Rate of increase in compensation levels	4.50%	4.50%	4.50%	4.50%	—%	—%	—%	—%	—%	N/A
Interest rate credit for determining projected cash balance	4.60%	4.47%	4.60%	4.47%	—%	—%	—%	—%	—%	N/A
The assumptions used in determining the net periodic benefit cost for the years ended December 31, 2024, 2023, and 2022 were as follows:

	DB Plan
	For the Year Ended December 31,
	2024	2023	2022
Discount rate - benefit cost	4.99%	5.18%	2.65%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected rate of return on plan assets	7.50%	7.50%	7.00%
Interest rate credit for determining projected cash balance	4.47%	3.55%	3.50%

	BEP
	For the Year Ended December 31,
	2024	2023	2022
Discount rate - benefit cost	4.89%	5.07%	2.32%
Rate of compensation increase	4.50%	4.50%	4.50%
Interest rate credit for determining projected cash balance	4.47%	3.55%	3.50%

	DB SERP
	For the Year Ended December 31,
	2024	2023	2022
Discount rate - benefit cost	4.96%	5.18%	2.68%

	ODRCP
	For the Year Ended December 31,
	2024	2023	2022
Discount rate - benefit cost	4.91%	5.13%	2.32%

	PHCP
	For the Year Ended December 31,
	2024	2023	2022
Discount rate - benefit cost	5.04%	N/A	N/A
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
Plan Assets

The Company owns a percentage of the SBERA defined benefit common collective trust. Based upon this ownership percentage, plan assets managed by SBERA on behalf of the Company amounted to $545.2 million and $468.4 million at December 31, 2024 and 2023, respectively. Investments held by the common collective trust include Level 1, 2 and 3 assets such as: collective funds, equity securities, mutual funds, hedge funds and short-term investments. The Fair Value Measurements and Disclosures Topic of the FASB ASC stipulates that an asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As such, the Company classifies its interest in the common collective trust as a Level 3 asset.
The table below presents a reconciliation of the Company’s interest in the SBERA common collective trust during the years indicated:

	For the Year Ended December 31,
	2024	2023
	(In thousands)
Balance at beginning of year	$468,364	$419,366
Net realized and unrealized gains and (losses)	48,629	63,811
Contributions	—	—
Benefits paid	(27,972)	(14,813)
Acquisition	56,201	—
Balance at end of year	$545,222	$468,364
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Service cost (1)	$22,470	$24,474	$31,382
Interest cost	19,601	17,559	10,582
Expected return on plan assets	(35,368)	(30,127)	(35,486)
Past service credit	(9,953)	(11,560)	(11,882)
Recognized net actuarial loss	7,098	9,563	11,032
Curtailment (2)	—	(15,908)	—
Settlement	(29)	—	12,045
Net periodic benefit cost	$3,819	$(5,999)	$17,673
(1)Includes service costs related to employees of the Company's insurance agency business for the years ended December 31, 2023 and 2022. Such service costs were included in net income from discontinued operations as such costs are no longer incurred by the Company following the sale of the insurance agency business in October 2023. All other costs included in the determination of the benefit obligation for the Defined Benefit Plan and the BEP were included in net income from continuing operations as the Bank assumed the related liability upon dissolution of its Eastern Insurance Group subsidiary. Service costs included in net income from discontinued operations and included in the above table were $5.1 million, and $7.5 million for the years ended December 31, 2023 and 2022, respectively.
(2)The pension curtailment gain recognized during the year ended December 31, 2023 was included in discontinued operations. Refer to the below discussion under “Pension Curtailment and Settlement” for further discussion.
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
Pension Curtailment and Settlement
As discussed in the earlier “Pension Plans” section, during the year ended December 31, 2023 and in connection with the sale of its insurance agency business, the Company remeasured the plan assets and obligations of the Defined Benefit

Plan and the obligations of the BEP to determine the resulting curtailment gain or loss. The remeasurement followed the Company’s amendments to to its Defined Benefit Plan and BEP. As a result and in accordance with ASC 715-30, “Compensation-Retirement Benefits - Defined Benefit Plans,” the Company recognized a curtailment gain upon completion of the sale of the insurance agency business associated with the prior service credits attributable to the employees of the insurance agency business, all of which transferred to Gallagher. The Company determined, with assistance from its actuaries, the amount of the resulting non-cash curtailment amount to be a gain of $15.9 million which was included in the gain on sale of the insurance agency business.
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
Benefits expected to be paid
The following table summarizes estimated benefits to be paid from the Defined Benefit Plan and BEP for the plan years beginning on November 1, and the DB SERP, the ODRCP, and the PHCP for the plan years beginning January 1:

Year	(In thousands)
2025	$55,152
2026	39,366
2027	37,940
2028	42,128
2029	40,298
In aggregate for 2030-2034	205,277
Employee Tax Deferred Incentive Plan
The Company has an employee tax deferred incentive plan, otherwise known as a 401(k) plan, under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan. The amount contributed by the Company is included in salaries and employee benefits expense. The amounts contributed to the plan for the years ended December 31, 2024, 2023, and 2022, were $4.9 million, $5.2 million and $5.0 million, respectively.
Defined Contribution Supplemental Executive Retirement Plan
The Company’s DC SERP, a defined contribution supplemental executive retirement plan, allows certain senior officers to earn benefits calculated as a percentage of their compensation. The participant benefits are adjusted based upon a deemed investment performance of measurement funds selected by the participant. These measurement funds are for tracking purposes and are used only to track the performance of a mutual fund, market index, savings instrument, or other designated investment or portfolio of investments. The Company recognized no expense related to the DC SERP during the year ended December 31, 2024. The Company recorded expense related to the DC SERP of $0.1 million and $0.4 million in the years ended December 31, 2023 and 2022, respectively. The total amount due to participants under this plan was included in other liabilities on the Company’s Consolidated Balance Sheets and amounted to $23.7 million and $20.3 million at December 31, 2024 and 2023, respectively.

Deferred Compensation Plans
The Company sponsors four plans which allow for elective compensation deferrals by directors, former trustees, and certain senior-level employees. Each plan allows its participants to designate deemed investments for deferred amounts from certain options which include diversified choices, such as exchange traded funds and mutual funds. Portfolios with various risk profiles are available to participants with the approval of the Compensation Committee of the Board of Directors. The Company purchases and sells investments which track the deemed investment choices, so that it has available funds to meet its payment liabilities. Deferred amounts, adjusted for deemed investment performance, are paid at the time of a participant designated date or event, such as separation from service, death, or disability. The total amounts due to participants under the four plans were included in other liabilities on the Company’s Consolidated Balance Sheets and amounted to $33.3 million and $28.2 million at December 31, 2024 and 2023, respectively.
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
Assets held in rabbi trust accounts by plan type, at fair value, were as follows:

	As of December 31,
	2024	2023
	(In thousands)
DB SERP	$14,100	$16,349
BEP	26,418	18,656
ODRCP	2,625	2,819
DC SERP	24,227	20,785
Deferred compensation plans	31,611	28,826
Total rabbi trust assets	$98,981	$87,435
The following tables present the book value, net unrealized gain or loss, and market value of assets held in rabbi trust accounts by asset type:

	As of December 31, 2024			As of December 31, 2023
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$9,109	$—	$9,109	$12,269	$—	$12,269
Equities (1)	63,107	19,229	82,336	56,140	12,869	69,009
Fixed income	7,980	(444)	7,536	6,676	(519)	6,157
Total assets	$80,196	$18,785	$98,981	$75,085	$12,350	$87,435
(1)Equities include mutual funds and other exchange-traded funds.
The Company had equity securities held in rabbi trust accounts of $82.3 million and $69.0 million as of December 31, 2024 and 2023, respectively. Included in the equity securities presented in the tables above are exchange-traded mutual funds which had a net asset value of $54.1 million and $48.9 million as of December 31, 2024 and 2023, respectively.

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
The following table presents the amount of compensation expense associated with the ESOP and the amount of the loan payments made by the ESOP, including the portions related to principal and interest, for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Compensation expense	$7,356	$7,129	$9,923
Annual loan payment:
Interest	11,543	9,374	4,724
Principal	1,523	2,914	3,147
Total loan payment	$13,066	$12,288	$7,871
The number of shares committed to be released per year is estimated to be 495,672 through 2049 and 392,404 in the year 2050.
The following table presents share information held by the ESOP:

	As of December 31,
	2024	2023
	(Dollars in thousands)
Allocated shares	1,889,114	1,541,971
Shares committed to be released	103,078	103,230
Unallocated shares (suspense shares)	12,784,387	13,270,932
Total shares	14,776,579	14,916,133
Fair value of unallocated shares	$220,531	$188,447
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
In the third quarter of 2024, the Company granted a total of 146,178 RSUs to certain executives who joined the Company following the merger with Cambridge. These RSUs vest pro-rata on an annual basis over a period of three years from the date of grant, subject to continued employment. During that same period, the Company also granted a total of 67,350 PSUs, for which vesting is contingent upon the Compensation and Human Capital Management Committee of the Board of Director’s certification, after the conclusion of a period of approximately 2.3 years, that the Company has attained a threshold level of certain performance criteria over such period.
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
In May 2024 the Company granted a total of 56,352 shares of restricted stock to the Company’s non-employee directors which vest after approximately one year from the date of grant. In May 2023 the Company granted a total of 47,820 shares of restricted stock to the Company’s non-employee directors which vest after approximately one year from the date of grant.
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
As of December 31, 2024 and 2023, there were 3,844,157 shares and 4,872,494 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both December 31, 2024 and 2023, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Years Ended December 31,
	2024		2023
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	420,400	$19.15	525,460	$20.08
Granted	56,352	13.84	47,820	11.50
Vested	(275,474)	16.27	(152,880)	19.95
Forfeited	(3,026)	14.87	—	—
Converted in connection with merger	118,693	14.87	—	—
Non-vested restricted stock at end of year (1)	316,945	$18.02	420,400	$19.15
(1)Includes the effect of modifications to previously awarded and unvested restricted share awards for two plan participants to accelerate vesting. The financial effect of the modifications on total unrecognized compensation expense was not significant.
During the years ended December 31, 2024, 2023, and 2022, 275,474, 152,880, and 136,609 RSA awards vested, respectively. Such awards had a grant date fair value of $4.5 million, $3.0 million, and $2.7 million, respectively. During the years ended December 31, 2024, 2023, and 2022, 56,352, 47,820, and 31,559 RSA awards were granted, respectively. In aggregate, the amount of RSAs granted each year had a grant date fair value of $0.8 million, $0.5 million, and $0.6 million, respectively.

The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Years Ended December 31,
	2024		2023
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	952,001	$19.46	972,325	$21.08
Granted	562,454	13.83	318,577	15.63
Vested	(372,179)	18.62	(302,908)	21.08
Forfeited	(22,520)	13.20	(35,993)	15.73
Converted in connection with merger	236,766	14.87	—	—
Non-vested restricted stock at end of year (1)	1,356,522	$16.55	952,001	$19.46
(1)Includes the effect of modifications to previously awarded and unvested restricted share awards for one plan participant to accelerate vesting. The financial effect of the modifications on total unrecognized compensation expense was not significant.
During the years ended December 31, 2024 and 2023, 372,179 and 302,908 RSU awards vested, respectively. Such awards had a grant date fair value of $6.9 million and $6.4 million, respectively. During the year ended December 31, 2022, no RSU awards vested.
The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Years Ended December 31,
	2024		2023
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	633,034	$19.40	533,676	$21.12
Granted	301,441	10.82	108,984	10.16
Vested	(76,353)	14.87	—	—
Forfeited	—	—	(9,626)	10.16
Converted in connection with merger	111,617	14.87	—	—
Non-vested restricted stock at end of year	969,739	$16.63	633,034	$19.40
During the year ended December 31, 2024, 76,353 PSU awards vested which represent the accelerated vesting of awards assumed from Cambridge which were converted to awards of the Company upon completion of the merger. Such awards had a grant date value of $1.1 million. No PSU awards vested during the years ended December 31, 2023 and 2022, respectively.
Included in vested RSU and PSU shares, as shown in the tables above, are shares withheld for employee payroll taxes. The aggregate number of RSU and PSU shares withheld for payroll taxes during the years ended December 31, 2024 and 2023 was 147,323 and 95,808, respectively. No RSU or PSU awards vested during the year ended December 31, 2022.
The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022
	(In millions)
Share-based compensation expense	$19.3	$16.5	$10.5
Related tax benefit (1)	5.3	4.7	3.0
(1)Estimated based upon the Company’s statutory rate for the respective period.
As of December 31, 2024 and 2023, there was $21.4 million and $26.8 million, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan, as applicable. As of December 31, 2024, this cost is expected to be recognized over a weighted average remaining period of approximately 1.4 years. As of December 31, 2023, this cost was expected to be recognized over a weighted average remaining period of approximately 2.2 years.

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
Substantially all of the Company’s commitments to extend credit, which normally have fixed expiration dates or termination clauses, are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. For forward loan sale commitments, the contract or notional amount does not represent exposure to credit loss. The Company generally does not sell loans with recourse.
The following table summarizes the above financial instruments as of the dates indicated:

	As of December 31,
	2024	2023
	(In Thousands)
Commitments to extend credit	$6,660,149	$6,027,356
Standby letters of credit	83,122	58,632
Forward commitments to sell loans	6,374	9,198
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

As of December 31, 2024
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	2.57	4.51%	3.02%	$220
Total	$2,400,000				$220
(1)The fair value included a net accrued interest payable balance of $1.6 million as of December 31, 2024. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the CME from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 2.7 years.
The Company expects approximately $24.7 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of December 31, 2024. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of December 31, 2024.
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
The following table presents the pre-tax impact of terminated cash flow hedges on AOCI for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Unrealized gains on terminated hedges included in AOCI — January 1	$—	$46	$10,239
Unrealized gains on terminated hedges arising during the period	—	—	—
Reclassification adjustments for amortization of unrealized (gains) into net interest income	—	(46)	(10,193)
Unrealized gains on terminated hedges included in AOCI — December 31	$—	$—	$46

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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	As of December 31, 2024
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	494	$3,308,037
Risk participation agreements	125	503,803
Foreign exchange contracts:
Matched commercial customer book	226	98,429
Foreign currency loan	8	5,835

	As of December 31, 2023
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	356	$2,405,835
Risk participation agreements	78	323,957
Foreign exchange contracts:
Matched commercial customer book	98	87,601
Foreign currency loan	10	10,242
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2024	Fair Value at December 31, 2023	Balance Sheet Location	Fair Value at December 31, 2024	Fair Value at December 31, 2023
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$225	$10	Other liabilities	$5	$893
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$57,526	$19,535	Other liabilities	$97,594	$61,217
Risk participation agreements	Other assets	4	151	Other liabilities	4	106
Foreign currency exchange contracts — matched customer book	Other assets	1,990	760	Other liabilities	1,980	672
Foreign currency exchange contracts — foreign currency loan	Other assets	62	—	Other liabilities	—	187
		$59,582	$20,446		$99,578	$62,182
Total		$59,807	$20,456		$99,583	$63,075
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Derivatives designated as hedges:
Loss in OCI on derivatives	$(45,096)	$(24,855)	$(69,010)
(Loss) gain reclassified from OCI into interest income (effective portion)	$(52,151)	$(48,795)	$9,580
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	$—	$—	$—
Other income	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Gain (loss) recognized in interest rate swap income	$638	$(274)	$4,324
(Loss) gain recognized in interest rate swap income for risk participation agreements	(45)	97	213
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	(78)	95	(22)
Foreign currency loan	249	(96)	(4)
Total gain (loss) for derivatives not designated as hedges	$764	$(178)	$4,511
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At December 31, 2024 and December 31, 2023, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.1 million and $0.4 million, respectively. In addition, at December 31, 2024 and 2023, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $88.0 million and $85.9 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At December 31, 2024 there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. At December 31, 2023, there were $1.9 million of customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. The Company was not required to post cash collateral for interest rate swaps with correspondent-bank counterparties as of December 31, 2024. At December 31, 2023, the Company had posted collateral in the form of cash amounting to $3.0 million, which was considered to be a restricted asset and was included in other short-term investments within the Company’s Consolidated Balance Sheets. If the Company had breached any of these provisions at December 31, 2024 or 2023, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of December 31, 2024 and December 31, 2023, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $15.7 million and $10.5 million, respectively, and forward sale commitments of $6.4 million and $9.2 million, respectively. During the years ended December 31, 2024, 2023 and 2022, net gains/losses recorded by the Company related to the change in fair value of commitments to originate and sell mortgage loans were not significant. In addition, the aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2024 and 2023 was not significant. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
19. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of December 31, 2024 and 2023, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its financial position, as of the dates indicated:

	As of December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Interest rate swaps designated as cash flow hedges	$225	$—	$225	$—	$—	$225
Customer-related positions:
Interest rate swaps	57,526	—	57,526	3,368	(48,590)	5,568
Risk participation agreements	4	—	4	—	—	4
Foreign currency exchange contracts – matched customer book	1,990	—	1,990	—	—	1,990
Foreign currency exchange contracts – foreign currency loan	62	—	62	—	—	62
	$59,807	$—	$59,807	$3,368	$(48,590)	$7,849
Derivative Liabilities
Interest rate swaps designated as cash flow hedges	$5	$—	$5	$—	$5	$—
Customer-related positions:
Interest rate swaps	97,594	—	97,594	3,368	130	94,096
Risk participation agreements	4	—	4	—	—	4
Foreign currency exchange contracts – matched customer book	1,980	—	1,980	—	—	1,980
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$99,583	$—	$99,583	$3,368	$135	$96,080

	As of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Interest rate swaps designated as cash flow hedges	$10	$—	$10	$—	$—	$10
Customer-related positions:
Interest rate swaps	19,535	—	19,535	4,871	(8,500)	6,164
Risk participation agreements	151	—	151	—	—	151
Foreign currency exchange contracts – matched customer book	760	—	760	—	—	760
	$20,456	$—	$20,456	$4,871	$(8,500)	$7,085
Derivative Liabilities
Interest rate swaps designated as cash flow hedges	$893	$—	$893	$—	$893	$—
Customer-related positions:
Interest rate swaps	61,217	—	61,217	4,871	1,860	54,486
Risk participation agreements	106	—	106	—	—	106
Foreign currency exchange contracts – matched customer book	672	—	672	—	—	672
Foreign currency exchange contracts – foreign currency loan	187	—	187	—	—	187
	$63,075	$—	$63,075	$4,871	$2,753	$55,451
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
Rabbi Trust and Deferred Compensation Plan Investments
Rabbi trust and deferred compensation plan investments consisted primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and were recorded at fair value and included in other assets. The purpose of these investments is to fund certain executive non-qualified retirement benefits and deferred compensation.

The fair value of other U.S. government agency obligations were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $54.1 million and $48.9 million at December 31, 2024 and 2023, respectively. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at December 31, 2024 and 2023, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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
Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,561,895	$—	$2,561,895	$—
Government-sponsored commercial mortgage-backed securities	1,161,111	—	1,161,111	—
U.S. Agency bonds	17,672	—	17,672	—
U.S. Treasury securities	97,619	97,619	—	—
State and municipal bonds and obligations	183,301	—	183,301	—
Rabbi trust investments	98,981	91,445	7,536	—
Deferred compensation plan investments	2,439	2,439	—	—
Loans held for sale	372	—	372	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	225	—	225	—
Customer-related positions	57,526	—	57,526	—
Risk participation agreements	4	—	4	—
Foreign currency forward contracts
Matched customer book	1,990	—	1,990	—
Foreign currency loan	62	—	62	—
Mortgage derivatives	33	—	33	—
Total	$4,183,230	$191,503	$3,991,727	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$5	$—	$5	$—
Customer-related positions	97,594	—	97,594	—
Risk participation agreements	4	—	4	—
Foreign currency forward contracts
Matched customer book	1,980	—	1,980	—
Foreign currency loan	—	—	—	—
Mortgage derivatives	41	—	41	—
Total	$99,624	$—	$99,624	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,780,638	$—	$2,780,638	$—
Government-sponsored commercial mortgage-backed securities	1,124,376	—	1,124,376	—
U.S. Agency bonds	216,011	—	216,011	—
U.S. Treasury securities	95,152	95,152	—	—
State and municipal bonds and obligations	191,344	—	191,344	—
Rabbi trust investments	87,435	81,278	6,157	—
Loans held for sale	1,124	—	1,124	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	10	—	10	—
Customer-related positions	19,535	—	19,535	—
Risk participation agreements	151	—	151	—
Foreign currency forward contracts
Matched customer book	760	—	760	—
Mortgage derivatives	69	—	69	—
Total	$4,516,605	$176,430	$4,340,175	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$893	$—	$893	$—
Customer-related positions	61,217	—	61,217	—
Risk participation agreements	106	—	106	—
Foreign currency forward contracts
Matched customer book	672	—	672	—
Foreign currency loan	187	—	187	—
Mortgage derivatives	36	—	36	—
Total	$63,111	$—	$63,111	$—
There were no transfers to or from Level 1, 2 and 3 during the years ended December 31, 2024 and 2023.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2024 nor December 31, 2023.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of December 31, 2024 and 2023.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$79,156	$—	$—	$79,156

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$27,874	$—	$—	$27,874
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

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2024	Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$231,709	$202,271	$—	$202,271	$—
Government-sponsored commercial mortgage-backed securities	189,006	169,453	—	169,453	—
Loans, net of allowance for loan losses	17,549,402	17,126,716	—	—	17,126,716
FHLB stock	5,865	5,865	—	5,865	—
Bank-owned life insurance	204,704	204,704	—	204,704	—
Liabilities
Deposits	$21,291,619	$21,287,835	$—	$21,287,835	$—
FHLB advances	17,589	15,310	—	15,310	—
Escrow deposits of borrowers	27,721	27,721	—	27,721	—
Interest rate swap collateral funds	48,590	48,590	—	48,590	—

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2023	Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$254,752	$230,319	$—	$230,319	$—
Government-sponsored commercial mortgage-backed securities	194,969	174,503	—	174,503	—
Loans, net of allowance for loan losses	13,799,367	13,145,455	—	—	13,145,455
FHLB stock	5,904	5,904	—	5,904	—
Bank-owned life insurance	164,702	164,702	—	164,702	—
Liabilities
Deposits	$17,596,217	$17,593,214	$—	$17,593,214	$—
FHLB advances	17,738	15,366	—	15,366	—
Escrow deposits of borrowers	21,978	21,978	—	21,978	—
Interest rate swap collateral funds	8,500	8,500	—	8,500	—
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
The information presented within this Note excludes discontinued operations with respect to the years ended December 31, 2023 and 2022. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations.
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

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Trust and investment advisory fees	$46,126	$24,264	$23,593
Service charges on deposit accounts	32,004	28,631	30,392
Debit card processing fees	14,177	13,469	12,644
Other non-interest income (1)	20,312	10,502	10,670
Total noninterest income in-scope of ASC 606	112,619	76,866	77,299
Total noninterest income (loss) out-of-scope of ASC 606	11,298	(314,619)	(549)
Total noninterest income (loss)	$123,917	$(237,753)	$76,750
(1)Includes income of $7.8 million, recognized during the year ended December 31, 2024, representing a penalty for the early withdrawal of an omnibus deposit contract. No such income was recognized for the years ended December 31, 2023 or 2022.
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
The asset management and/or custody fees are primarily based upon a percentage of the monthly valuation of the principal assets in the customer’s account. Customers are also charged a base fee which is prorated over a twelve-month period. Fees for additional or special services are generally fixed in nature and are charged as services are rendered. All revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Trust and advisory fees earned but not yet received amounted to $5.7 million and $0.1 million as of December 31, 2024 and 2023, respectively.

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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.6 million as of both December 31, 2024 and 2023, and were included in other assets on the Consolidated Balance Sheets.
Debit Card Processing Fees
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. Debit card processing fees earned but not yet received amounted to $0.4 million as of both December 31, 2024 and 2023, and were included in other assets on the Consolidated Balance Sheets.
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

22. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax benefit (expense) allocated to each component of other comprehensive income (loss):

	For the Year Ended December 31, 2024
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(19,461)	$7,684	$(11,777)
Less: reclassification adjustment for losses included in net income	(16,798)	4,653	(12,145)
Net change in fair value of securities available for sale	(2,663)	3,031	368
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	(45,096)	12,492	(32,604)
Less: net cash flow hedge losses reclassified into interest income	(52,151)	14,446	(37,705)
Net change in fair value of cash flow hedges	7,055	(1,954)	5,101
Defined benefit pension plans:
Change in actuarial net loss	28,546	(7,907)	20,639
Less: amortization of actuarial net loss	(7,098)	1,966	(5,132)
Less: Defined Benefit Plan settlement gain	29	(8)	21
Less: net accretion of prior service credit	9,953	(2,757)	7,196
Net change in other comprehensive income for defined benefit pension plans	25,662	(7,108)	18,554
Total other comprehensive income	$30,054	$(6,031)	$24,023

	For the Year Ended December 31, 2023
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$47,104	$(9,731)	$37,373
Less: reclassification adjustment for losses included in net income	(333,170)	74,630	(258,540)
Net change in fair value of securities available for sale	380,274	(84,361)	295,913
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges (1)	(24,855)	8,165	(16,690)
Less: net cash flow hedge gains reclassified into interest income (1)	(48,795)	13,517	(35,278)
Net change in fair value of cash flow hedges	23,940	(5,352)	18,588
Defined benefit pension plans:
Change in actuarial net loss	19,742	(5,547)	14,195
BEP and Defined Benefit Plan amendments - accelerated vesting	(1,351)	381	(970)
Less: amortization of actuarial net loss	(9,563)	2,693	(6,870)
Less: BEP and Defined Benefit Plan curtailment gain	15,908	(4,490)	11,418
Less: net accretion of prior service credit	11,560	(3,222)	8,338
Net change in other comprehensive income for defined benefit pension plans	486	(147)	339
Total other comprehensive income	$404,700	$(89,860)	$314,840

	For the Year Ended December 31, 2022
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(Dollars in thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(1,061,859)	$238,005	$(823,854)
Less: reclassification adjustment for gains included in net income	(3,157)	873	(2,284)
Net change in fair value of securities available for sale	(1,058,702)	237,132	(821,570)
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges (1)	(69,010)	18,377	(50,633)
Less: net cash flow hedge gains reclassified into interest income (1)	9,580	(2,693)	6,887
Net change in fair value of cash flow hedges	(78,590)	21,070	(57,520)
Defined benefit pension plans:
Change in actuarial net gain	6,323	(1,777)	4,546
Less: amortization of actuarial net loss	(11,032)	3,101	(7,931)
Less: Defined Benefit Plan settlement loss	(12,045)	3,386	(8,659)
Less: net accretion of prior service credit	11,882	(3,340)	8,542
Net change in other comprehensive income for defined benefit pension plans	17,518	(4,924)	12,594
Total other comprehensive loss	$(1,119,774)	$253,278	$(866,496)
(1)Includes amortization of less than $0.1 million and $7.3 million for the years ended December 31, 2023 and 2022, respectively, of realized but unrecognized gains, net of tax, from the termination of interest rate swaps. The total original gain of $41.2 million, net of tax, became fully accreted into income during the year ended December 31, 2023. The balance of this gain had amortized to less than $0.1 million, net of tax, at December 31, 2022.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized (Losses) and Gains on Available for Sale Securities	Unrealized (Losses) and Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning balance: January 1, 2022	$(58,586)	$7,361	$(5,471)	$(56,696)
Other comprehensive (loss) income before reclassifications	(823,854)	(50,633)	4,546	(869,941)
Less: Amounts reclassified from accumulated other comprehensive income	(2,284)	6,887	(8,048)	(3,445)
Net current-period other comprehensive (loss) income	(821,570)	(57,520)	12,594	(866,496)
Ending balance: December 31, 2022	$(880,156)	$(50,159)	$7,123	$(923,192)
Other comprehensive income (loss) before reclassifications	37,373	(16,690)	13,225	33,908
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(258,540)	(35,278)	12,886	(280,932)
Net current-period other comprehensive income	295,913	18,588	339	314,840
Ending balance: December 31, 2023	$(584,243)	$(31,571)	$7,462	$(608,352)
Other comprehensive income before reclassifications	(11,777)	(32,604)	20,639	(23,742)
Less: Amounts reclassified from accumulated other comprehensive income	(12,145)	(37,705)	2,085	(47,765)
Net current-period other comprehensive income	368	5,101	18,554	24,023
Ending balance: December 31, 2024	$(583,875)	$(26,470)	$26,016	$(584,329)

The following table illustrates the significant amounts reclassified out of each component of accumulated other comprehensive (loss)/income, net of tax:

	Year Ended December 31,
Details about Accumulated Other Comprehensive (Loss)/Income Components	2024	2023	2022	Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)
Unrealized losses on available-for-sale securities	$(16,798)	$(333,170)	$(3,157)	Losses on sales of securities available for sale, net
	(16,798)	(333,170)	(3,157)	Total before tax
	4,653	74,630	873	Tax benefit
	$(12,145)	$(258,540)	$(2,284)	Net of tax
Unrealized (losses) gains on cash flow hedges	$(52,151)	$(48,795)	$9,580	Interest income
	(52,151)	(48,795)	9,580	Total before tax
	14,446	13,517	(2,693)	Tax benefit (expense)
	$(37,705)	$(35,278)	$6,887	Net of tax
Amortization of defined benefit pension items	$(7,069)	$(9,563)	$(23,077)	Net periodic pension cost - see Note 15
BEP and Defined Benefit Plan curtailment gain	—	15,908	—	Net income from discontinued operations
Accretion of prior service credit	9,953	11,560	11,882	Net periodic pension cost - see Note 15
	2,884	17,905	(11,195)	Total before tax
	(799)	(5,019)	3,147	Tax (expense) benefit
	$2,085	$12,886	$(8,048)	Net of tax
Total reclassifications for the period	$(47,765)	$(280,932)	$(3,445)

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
On October 31, 2023, the Company completed the sale of its insurance agency business for net cash consideration at closing of $498.1 million, subject to customary post-closing working capital adjustments. The net cash proceeds at closing included the gross purchase price pursuant to the agreement of $515.0 million and an estimated working capital adjustment of $4.2 million, which were reduced by transaction expenses of $17.0 million and the settlement of certain obligations of the Company primarily related to employee post-retirement liabilities that originated prior to closing of $4.1 million. In addition, the Company transferred $7.4 million in fiduciary cash to Gallagher upon closing which is included in the determination of the gain on sale as of December 31, 2023 but was not included in the amount of net cash consideration of $498.1 million. In connection with the sale, the Company recognized a gain on sale of $408.6 million, which was subject to certain post-closing adjustments during the 120 day post-closing settlement period which ended on February 28, 2024. The amount of the post-

closing settlement was not material. In addition, the Company recognized indirect noninterest expenses associated with the sale of approximately $22.3 million.
The following presents operating results of the discontinued insurance agency business for the periods indicated:

	For the Years Ended December 31,
	2023	2022
	(In thousands)
Noninterest income:
Insurance commissions	$93,997	$99,887
Other noninterest income	67	179
Total noninterest income	94,064	100,066
Noninterest expense:
Salaries and employee benefits	76,109	65,089
Office occupancy and equipment	4,420	3,319
Data processing	3,577	4,335
Professional services	1,176	1,009
Marketing expenses	179	246
Amortization of intangible assets	2,002	2,666
Other	5,304	4,944
Total noninterest expense	92,767	81,608
Income from discontinued operations before income tax expense	1,297	18,458
Gain on sale of discontinued operations before income tax expense	408,629	—
Total gain on discontinued operations before income tax expense	409,926	18,458
Income tax expense	115,060	5,210
Income from discontinued operations, net of taxes (1)	$294,866	$13,248
(1)Represents net income from discontinued operations that is presented in the Consolidated Statements of Income.
Certain income and expense amounts were excluded from discontinued operations as they relate to assets and liabilities which were not assumed by Gallagher. The following is a summary of such items and the corresponding income tax effect for the periods indicated:

	Years Ended December 31,
	2023	2022
	(In thousands)
Noninterest income:
Income (loss) from investments held in rabbi trusts	$697	$(1,305)
Other noninterest income (1)	60	54
Total noninterest income (loss)	757	(1,251)
Noninterest expense:
Salaries and employee benefits (2)	721	(1,292)
Office occupancy and equipment (3)	433	499
Other (4)	1,608	2,396
Total noninterest expense	2,762	1,603
(Loss) income before income tax expense	(2,005)	(2,854)
Income tax (benefit) expense	(564)	(802)
Net (loss) income	(1,441)	(2,052)
(1)Includes income on Company-owned life insurance policies which were not disposed of and were transferred into the Bank upon dissolution of Eastern Insurance Group.
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
Leases
During the year ended December 31, 2023, upon reclassification of the above assets and liabilities to assets and liabilities of discontinued operations, the Company re-assessed the ROU assets of certain leases, which were assumed by Gallagher upon closing, and made the decision to abandon certain leases which were not assumed by Gallagher and for which Eastern Insurance Group was the lessee. The Company retained one lease for which Eastern Insurance Group was lessee at the time of closing. Following the sale, the lease was partially sublet to Gallagher and Eastern Insurance Group’s obligation was transferred to the Bank upon dissolution of Eastern Insurance Group. As of December 31, 2023, the ROU asset and lease liability for such lease was $0.5 million and $0.3 million, respectively.
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
Revenue Recognition - Insurance Commissions
The Company acted as an agent in offering property, casualty, and life and health insurance to both commercial and consumer customers though Eastern Insurance Group. The Company also earned additional commissions from the insurers based upon meeting certain criteria, such as premium levels, growth rates, new business volume and loss experience. The Company recognized commission revenues when earned based upon the effective date of the policy or when services were rendered. Certain revenues were deferred to reflect delivery of services over the contract period. Upon the transfer of Eastern Insurance Group’s assets to Gallagher, which occurred on October 31, 2023, the Company ceased to offer insurance products and services and thus no longer receives insurance-related commissions and revenues. The Company earned a fixed commission rate on the sales of these products and services.
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

24. Parent Company Financial Statements
Condensed financial information relative to Eastern Bankshares Inc.’s (“the parent company”) balance sheets at December 31, 2024 and 2023 and the related statements of income and cash flows for the years ended December 31, 2024, 2023 and 2022 are presented below. The statement of shareholders’ equity is not presented below as the parent company’s shareholders’ equity is that of the consolidated Company.

BALANCE SHEETS
	As of December 31,
	2024	2023
	(In thousands)
Assets
Cash and cash equivalents(1)	$186,589	$118,256
Goodwill and other intangibles, net	744	744
Deferred income taxes, net	2,455	6,763
Investment in subsidiaries	3,418,356	2,842,099
Other assets	5,246	8,202
Total assets	$3,613,390	$2,976,064
Liabilities and shareholders’ equity
Other liabilities	$1,423	$1,209
Total liabilities	1,423	1,209
Shareholders’ equity	3,611,967	2,974,855
Total liabilities and shareholders’ equity	$3,613,390	$2,976,064
(1)Includes $185.0 million and $116.7 that is eliminated in consolidation as of December 31, 2024 and 2023, respectively.

STATEMENTS OF INCOME
	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Income
Interest income	$142	$130	$15
Other	9,291	—	—
Total income	9,433	130	15
Expenses
Professional services	5,877	4,937	899
Other	4,170	3,706	3,070
Total expenses	10,047	8,643	3,969
Loss before income taxes and equity in undistributed income of subsidiaries	(614)	(8,513)	(3,954)
Income tax expense (benefit)	973	(1,773)	269
Loss before equity in undistributed income of subsidiaries	(1,587)	(6,740)	(4,223)
Equity in undistributed income of subsidiaries	121,148	238,917	203,982
Net income	$119,561	$232,177	$199,759

STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows provided by operating activities
Net income	$119,561	$232,177	$199,759
Adjustments to reconcile net income to cash provided by operating activities
Equity in undistributed income of subsidiaries	(121,148)	(238,917)	(203,982)
Share-based compensation	19,269	16,513	10,507
ESOP expense	7,356	7,129	9,923
Gain on sale of other equity investment	(9,291)	—	—
Change in:
Deferred income taxes, net	4,308	6,419	4,792
Other, net	736	(4,115)	(937)
Net cash provided by operating activities	20,791	19,206	20,062
Cash flows provided by investing activities
Return of investments in subsidiary	128,000	40,000	240,000
Contributions to other equity investments	(405)	(720)	(788)
Proceeds from sale of other equity investment	9,958	—	—
Net cash acquired in business combination	21,154	—	—
Net cash provided by investing activities	158,707	39,280	239,212
Cash flows used in financing activities
Payments for shares repurchased under share repurchase plans	(27,683)	—	(201,618)
Dividends declared and paid to common shareholders	(82,541)	(66,671)	(65,886)
Stock issuance costs	(941)	—	—
Net cash used in financing activities	(111,165)	(66,671)	(267,504)
Net increase (decrease) in cash and cash equivalents	68,333	(8,185)	(8,230)
Cash and cash equivalents at beginning of year	118,256	126,441	134,671
Cash and cash equivalents at end of year	$186,589	$118,256	$126,441
25. Related Parties
The Company has, and expects to have in the future, related party transactions in the ordinary course of business. The transactions include, but are not limited to, lending activities and deposit services with directors and executive officers of the Company and their affiliates. Based on the Company’s assessment, such transactions are consistent with prudent banking practices and are within applicable banking regulations. During the years ended December 31, 2024, 2023 and 2022, no such transactions involved amounts in excess of 5% of the Company’s total shareholders’ equity.
26. Quarterly Results of Operations (Unaudited)
In connection with the sale of the insurance agency business, which was completed in the fourth quarter of 2023, the Company reclassified certain assets and liabilities and the related results of operations to discontinued operations in the third quarter of 2023. Refer to Note 23, “Discontinued Operations” for further discussion regarding discontinued operations. The following unaudited supplementary information summarizes the retrospective changes to the Consolidated Statements of Income as a result of the decision to sell the insurance agency business for the year ended December 31, 2023 (quarterly information for the year ended December 31, 2024 was provided for comparative purposes):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2024	2023	2024	2023	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Interest and dividend income	$202,611	$188,880	$207,376	$201,765	$266,018	$202,168	$270,761	$203,646
Interest expense	72,711	50,571	78,727	60,177	96,163	64,963	91,568	70,339
Net interest income	129,900	138,309	128,649	141,588	169,855	137,205	179,193	133,307
Provision for allowance for loan losses	7,451	25	6,126	7,501	46,983	7,328	6,820	5,198
Net interest income after provision for loan losses	122,449	138,284	122,523	134,087	122,872	129,877	172,373	128,109
Noninterest income (loss)	27,692	(309,853)	25,348	26,204	33,528	19,157	37,349	26,739
Noninterest expense	101,202	95,891	109,869	99,934	159,753	101,748	137,544	121,029
Income (loss) from continuing operations before income tax expense	48,939	(267,460)	38,002	60,357	(3,353)	47,286	72,178	33,819
Income tax expense (benefit)	10,292	(65,379)	11,671	15,938	2,835	(16,178)	11,407	2,310
Net income (loss) from continuing operations	38,647	(202,081)	26,331	44,419	(6,188)	63,464	60,771	31,509
Net income (loss) from discontinued operations	—	7,985	—	4,238	—	(4,351)	—	286,994
Net income (loss)	$38,647	$(194,096)	$26,331	$48,657	$(6,188)	$59,113	$60,771	$318,503
Basic earnings (loss) per share:
Continuing operations	$0.24	$(1.25)	$0.16	$0.27	$(0.03)	$0.39	$0.30	$0.19
Discontinued operations	—	0.05	—	0.03	—	(0.03)	—	1.77
Basic earnings (loss) per share	$0.24	$(1.20)	$0.16	$0.30	$(0.03)	$0.36	$0.30	$1.96
Diluted earnings (loss) per share:
Continuing operations	$0.24	$(1.25)	$0.16	$0.27	$(0.03)	$0.39	$0.30	$0.19
Discontinued operations	—	0.05	—	0.03	—	(0.03)	—	1.76
Diluted earnings (loss) per share	$0.24	$(1.20)	$0.16	$0.30	$(0.03)	$0.36	$0.30	$1.95
Average common shares outstanding:
Basic	162,863,540	161,991,373	163,145,255	162,232,236	196,700,222	162,370,469	201,237,749	162,571,066
Diluted	163,188,410	162,059,431	163,499,296	162,246,675	197,706,644	162,469,887	202,638,608	162,724,398
27. Segment Reporting
An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and evaluate performance. The Company has determined that its CODM is its Executive Chair. The Company has one reportable segment: its banking business, which consists of a full range of banking lending, savings, and small business offerings, and its wealth management and trust operations. The CODM makes operating and resource allocation decisions based upon the results of the Company’s core banking business. The core banking business, which is comprised of the commercial group, consumer group, and wealth management components, is managed by the Company’s Executive Chair and resource allocation decisions are made by the CODM as a single operating segment rather than at the individual component level. Each of these components are conducted and financed through banking activities and operations. The core banking business activities are interrelated and viewed by management as a single operating segment.
The accounting policies of the banking business segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance of the banking business segment and decides how to allocate resources based upon net income that is reported on the Consolidated Statements of Income as net income (loss) from continuing operations. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the banking business segment or into other parts of the Company, such as for acquisitions, to pay dividends, or to repurchase outstanding shares. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company does not have intra-entity sales.
The CODM uses consolidated profit and loss measures which are presented on the Company’s Consolidated Statements of Income. Therefore, refer to the Consolidated Statements of Income for quantitative information regarding the banking business segment operating results. The segment operating results include certain other segment items which are included in other noninterest expense within the Consolidated Statements of Income. Significant expense items included in the other noninterest expense line include operational losses, which are primarily comprised of debit card and bad check losses, liability insurance expense, and other loan expenses, which are primarily comprised of legal collection fees and certain origination and servicing-related expenses. The CODM reviews such amounts as a whole in their review of segment operating results.
28. Subsequent Event
Subsequent to December 31, 2024, management made the decision to sell certain available for sale securities, which were in an unrealized loss position as of December 31, 2024, in connection with an investment portfolio repositioning. In January and February 2025, available for sale securities with a book value of $1.6 billion were sold for proceeds of $1.3 billion which resulted in the recognition of a realized loss on sale of approximately $270.0 million. Management reinvested the sale proceeds into available for sale securities at current market interest rates.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.
Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely and/or hybrid. The Company is continually monitoring and assessing the impact of working remotely and/or hybrid on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Ernst & Young LLP, Boston, Massachusetts, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, is included below:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastern Bankshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eastern Bankshares, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eastern Bankshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2025

ITEM 9B. OTHER INFORMATION
Director Luis A. Borgen adopted a trading arrangement intended to satisfy the affirmative defense conditions of the SEC’s Rule 10b5-1(c) on November 27, 2024. Mr. Borgen’s plan provides for the sale of up to 13,696 shares of Company common stock beginning on May 13, 2025 and continues through December 31, 2025. His prior trading arrangement expired by its terms on December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its 2025 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2024 under the headings of “Proposal 1 – Election of Directors,” “Corporate Governance – Code of Business Conduct and Ethics,” “Shareholders Proposals,” “Audit Committee Report,” “Information about our Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” and “Corporate Governance – Audit Committee.”
Insider Trading Arrangements and Policies. We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy and Guidelines governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and certain family members and contractors, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the year ended 2024.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information concerning equity compensation plans, the information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” The following table sets out information as of December 31, 2024, about securities authorized for issuance under the Company’s Equity Incentive Plan, which has been approved by shareholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,326,261	(2)	—	22,519,972	(1)
Equity compensation plans not approved by security holders	—		—	—
Total	2,326,261		—	22,519,972	(1)
(1)26,146,141 shares were reserved for issuance under the Eastern Bankshares, Inc. 2021 Equity Incentive Plan. Pursuant to the terms of such plan, 683,056 shares of restricted stock were granted and issued to the Company’s non-employee directors on November 30, 2021. An additional 56,352, 47,820 and 31,559 shares were issued to the Company’s non-employee directors in May 2024, 2023 and 2022, respectively. In addition, 372,179 and 302,908 shares were issued upon the vesting of certain restricted stock units during the years ended December 31, 2024 and 2023 and 76,353 shares were issued upon the vesting of certain performance stock units during the year ended December 31, 2024. Lastly, restricted stock units and performance stock units of 236,766 and 111,617, respectively, were converted to awards of the Company from Cambridge awards in connection with the merger and are included in column (a) above. Forfeited shares are returned to the pool of shares available for issuance in accordance with the terms of the 2021 Equity Incentive Plan. For more information, see the “Share-Based Compensation Plan” section in Note 16, “Share-Based Compensation” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

(2)Consists of shares of common shares that have been reserved and may be issuable to Company employees upon the settlement of 1,356,522 restricted stock units and 969,739 performance share units at target payout levels.
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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1) The Consolidated Financial Statements (see Item 8 of this Annual Report on Form 10-K):
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2024 and 2023.
Consolidated statements of income for each of the years in the three-year period ended December 31, 2024.
Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2024.
Consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2024.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2024.
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
EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.

2.1	Plan of Conversion		S-1	333-239251	06/18/2020	2

2.3(1)	Asset Purchase Agreement by and among Eastern Insurance Group LLC, Eastern Bank, Eastern Bankshares, Inc. and Arthur J. Gallagher Risk Management Services, LLC, dated as of September 19, 2023		8-K	001-39610	09/19/2023	2.1

2.4(1)	Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Eastern Bank, Citadel MS 2023, Inc., Cambridge Bancorp and Cambridge Trust Company, dated as of September 19, 2023		8-K	001-39610	09/19/2023	2.2

2.5	Amendment No. 1 to Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Eastern Bank, Citadel MS 2023, Inc., Cambridge Bancorp and Cambridge Trust Company, dated as of July 2, 2024		8-K	001-39610	07/15/2024	2.2

3.1	Restated Articles of Organization of Eastern Bankshares, Inc., effective May 16, 2022		10-Q	001-39610	08/05/2022	3.1

3.2	Bylaws of Eastern Bankshares, Inc.		10-Q	333-239251	09/24/2020	3.2

4.1	Form of Common Stock Certificate of Eastern Bankshares, Inc.		S-1/A	333-239251	08/05/2020	4

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act		10-K	001-39610	03/29/2021	4.2

10.1†	Eastern Bank Employee Stock Ownership Plan		S-1	333-239251	06/18/2020	10.1

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.
10.2†	Executive Severance Benefits Agreement with Robert F. Rivers		S-1	333-239251	06/18/2020	10.2

10.3†	Executive Retention and Severance Benefits Agreement with Quincy L. Miller		S-1	333-239251	06/18/2020	10.3

10.4†	Change in Control Agreement with Robert F. Rivers, dated June 15, 2020		S-1	333-239251	06/18/2020	10.4

10.5†	Change in Control Agreement with Quincy L. Miller, dated June 15, 2020		S-1	333-239251	06/18/2020	10.5

10.6†	Form of Change in Control Agreement with other executive officers		S-1	333-239251	06/18/2020	10.6

10.7†	Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.7

10.8†	Amendment to Supplemental Executive Retirement Plan dated July 26, 2021		10-Q	001-39610	11/10/2021	10.1

10.9†	Restated Benefit Equalization Plan		10-K	001-39610	2/26/2024	10.9

10.10†	Outside Directors’ Retainer Continuance Plan, as amended		10-Q	333-239251	09/24/2020	10.9

10.11†	409A Long Term Incentive Plan, as amended		S-1	333-239251	06/18/2020	10.10

10.12†	409A Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.11

10.13†	Eastern Insurance Group LLC Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.12

10.14†	Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.13

10.15†	Eastern Bankshares, Inc. Management Incentive Plan for Eastern Bank Participants		10-Q	001-39610	08/13/2021	10.1

10.16†	Eastern Bankshares, Inc. Management Incentive Plan for Eastern Insurance Group LLC Participants		10-Q	001-39610	08/13/2021	10.2

10.17†	Eastern Bankshares, Inc. 2021 Equity Incentive Plan		S-8	333-239251	11/29/2021	10.1

10.18†	Form of Restricted Stock Award Agreement		S-8	333-239251	11/29/2021	10.2

10.19†	Form of One-Time RSU Award Agreement		8-K	001-39610	01/19/2022	10.1

10.20†	Form of Annual RSU Award Agreement		8-K	001-39610	01/19/2022	10.2

10.21†	Form of One-Time PSU Award Agreement		8-K	001-39610	01/19/2022	10.3

10.22†	Form of Annual PSU Award Agreement		8-K	001-39610	01/19/2022	10.4

10.23†	Executive Severance Benefits Agreement dated as of September 19, 2023, between Denis K. Sheahan and Eastern Bank		8-K	001-39610	09/19/2023	99.2

10.24†	Change in Control Agreement dated as of September 19, 2023, among Eastern Bankshares, Inc., Eastern Bank and Denis K. Sheahan		8-K	001-39610	09/19/2023	99.3

10.25†	Amendment to Eastern Bank Stock Ownership Plan, dated June 5, 2023		10-Q	001-39610	11/03/2023	10.6

10.26†	Offer Letter, dated July 1, 2024, between Eastern Bank and Denis K. Sheahan		10-Q	001-39610	08/07/2024	10.2

10.27†	Change in Control Agreement, effective August 1, 2024, among Eastern Bankshares, Inc., Eastern Bank, and R. David Rosato		8-K	001-39610	07/15/2024	99.2

10.28†	Summary of Material Terms of Denis K. Sheahan’s Rollover Equity Awards in Cambridge Bancorp Merger		10-Q	001-39610	08/07/2024	10.5

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.
10.29†	Cambridge Bancorp 2017 Equity and Cash Incentive Plan		S-8	333-275479	07/11/2024	10.2

19.1	Eastern Bankshares, Inc. Insider Trading Policy	X

21*	Subsidiaries of Eastern Bankshares, Inc.	X

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Eastern Bankshares, Inc. Clawback Policy		10-K	001-39610	2/26/2024	97.1

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) the Notes to the Consolidated Financial Statements.
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
Executive Chair and Chair of the Board

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert F. Rivers	Executive Chair and Chair of the Board	Date: February 27, 2025
Robert F. Rivers	(Principal Executive Officer)

/s/ R. David Rosato	Chief Financial Officer	Date: February 27, 2025
R. David Rosato	(Principal Financial Officer)

/s/ Denis K. Sheahan	Chief Executive Officer and Director	Date: February 27, 2025
Denis K. Sheahan

/s/ David A. Ahlquist	Principal Accounting Officer	Date: February 27, 2025
David A. Ahlquist

/s/ Richard C. Bane	Director	Date: February 27, 2025
Richard C. Bane

/s/ Luis A. Borgen	Director	Date: February 27, 2025
Luis A. Borgen

/s/ Joseph T. Chung	Director	Date: February 27, 2025
Joseph T. Chung

/s/ Bari A. Harlam	Director	Date: February 27, 2025
Bari A. Harlam

/s/ Marisa J. Harney	Director	Date: February 27, 2025
Marisa J. Harney

/s/ Diane S. Hessan	Director	Date: February 27, 2025
Diane S. Hessan

/s/ Richard E. Holbrook	Director	Date: February 27, 2025
Richard E. Holbrook

/s/ Deborah C. Jackson	Director	Date: February 27, 2025
Deborah C. Jackson

/s/ Peter K. Markell	Director	Date: February 27, 2025
Peter K. Markell

/s/ Linda M. Williams	Director	Date: February 27, 2025
Linda M. Williams

/s/ Leon A. Palandjian	Director	Date: February 27, 2025
Leon A. Palandjian

/s/ Cathleen A. Schmidt	Director	Date: February 27, 2025
Cathleen A. Schmidt

/s/ Andargachew S. Zelleke	Director	Date: February 27, 2025
Andargachew S. Zelleke