Form 10-Q
period 2025-03-31
Eastern Bankshares, Inc.
filed 2025-05-08
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
211,089,947 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of April 30, 2025.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$128,645	$92,590
Short-term investments	240,158	914,290
Cash and cash equivalents	368,803	1,006,880
Securities:
Available for sale (amortized cost $4,417,908 and $4,778,644, respectively)	4,003,929	4,021,598
Held to maturity (fair value $401,082 and $371,724, respectively)	440,850	420,715
Total securities	4,444,779	4,442,313
Loans held for sale:
Commercial and industrial loan held for sale	7,590	—
Residential real estate loans held for sale	474	372
Total loans held for sale	8,064	372
Total loans	18,204,485	18,079,084
Allowance for loan losses	(224,310)	(228,952)
Unearned discounts and deferred fees, net	(288,790)	(300,730)
Net loans	17,691,385	17,549,402
Federal Home Loan Bank stock, at cost	9,224	5,865
Premises and equipment	65,130	66,641
Bank-owned life insurance	206,087	204,704
Goodwill and other intangibles, net	1,042,351	1,050,158
Deferred income taxes, net	301,748	332,128
Prepaid expenses	233,073	231,944
Other assets	615,397	667,473
Total assets	$24,986,041	$25,557,880
LIABILITIES AND EQUITY
Deposits:
Demand	$5,974,355	$5,992,082
Interest checking accounts	4,366,589	4,606,250
Savings accounts	1,649,951	1,648,323
Money market investment	5,615,296	5,736,362
Certificates of deposit	3,190,911	3,336,323
Total deposits	20,797,102	21,319,340
Borrowed funds:
Interest rate swap collateral funds	34,781	48,590
Federal Home Loan Bank advances	20,128	17,589
Total borrowed funds	54,909	66,179
Other liabilities	551,096	560,394
Total liabilities	21,403,107	21,945,913
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 211,560,177 and 213,909,472 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,116	2,141
Additional paid in capital	2,188,552	2,237,494
Unallocated common shares held by the Employee Stock Ownership Plan	(126,562)	(127,842)
Retained earnings	1,842,607	2,084,503
Accumulated other comprehensive income, net of tax	(323,779)	(584,329)
Total shareholders’ equity	3,582,934	3,611,967
Total liabilities and shareholders’ equity	$24,986,041	$25,557,880
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Interest and dividend income:
Interest and fees on loans	$228,467	$169,981
Taxable interest and dividends on securities	31,160	23,373
Non-taxable interest and dividends on securities	1,442	1,437
Interest on federal funds sold and other short-term investments	4,636	7,820
Total interest and dividend income	265,705	202,611
Interest expense:
Interest on deposits	75,998	72,460
Interest on borrowings	808	251
Total interest expense	76,806	72,711
Net interest income	188,899	129,900
Provision for allowance for loan losses	6,600	7,451
Net interest income after provision for allowance for loan losses	182,299	122,449
Noninterest (loss) income:
Investment advisory fees	16,437	6,544
Service charges on deposit accounts	8,315	7,508
Card income	3,920	3,926
Interest rate swap income	488	667
(Loss) income from investments held in rabbi trusts	(1,257)	4,318
Losses on sales of mortgage loans held for sale, net	(133)	(58)
Losses on sales of securities available for sale, net	(269,638)	—
Other	5,750	4,787
Total noninterest (loss) income	(236,118)	27,692
Noninterest expense:
Salaries and employee benefits	79,859	64,471
Occupancy and equipment	10,617	9,184
Technology and data processing	18,015	16,509
Professional services	2,924	3,512
Marketing expenses	1,732	1,515
FDIC insurance	3,288	2,285
Amortization of intangible assets	7,808	504
Other	5,877	3,222
Total noninterest expense	130,120	101,202
(Loss) income before income tax expense	(183,939)	48,939
Income tax expense	33,727	10,292
Net (loss) income	$(217,666)	$38,647
Basic (loss) earnings per share	$(1.09)	$0.24
Diluted (loss) earnings per share	$(1.08)	$0.24
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net (loss) income	$(217,666)	$38,647
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	251,318	(27,559)
Net change in fair value of cash flow hedges	10,367	(18,447)
Net change in other comprehensive income for defined benefit postretirement plans	(1,135)	(516)
Total other comprehensive income (loss)	260,550	(46,522)
Total comprehensive income (loss)	$42,884	$(7,875)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2025 and 2024

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2023	176,426,993	$1,767	$1,666,441	$2,047,754	$(608,352)	$(132,755)	$2,974,855
Dividends to common shareholders (1)	—	—	—	(18,086)	—	—	(18,086)
Issuance of common shares under share-based compensation arrangements (2)	204,484	2	(1,264)	—	—	—	(1,262)
Share-based compensation	—	—	3,589	—	—	—	3,589
Net income	—	—	—	38,647	—	—	38,647
Other comprehensive loss, net of tax	—	—	—	—	(46,522)	—	(46,522)
ESOP shares committed to be released	—	—	367	—	—	1,243	1,610
Balance at March 31, 2024	176,631,477	$1,769	$1,669,133	$2,068,315	$(654,874)	$(131,512)	$2,952,831

Balance at December 31, 2024	213,909,472	$2,141	$2,237,494	$2,084,503	$(584,329)	$(127,842)	$3,611,967
Dividends to common shareholders (1)	—	—	—	(24,230)	—	—	(24,230)
Repurchased common stock	(2,875,530)	(28)	(48,629)	—	—	—	(48,657)
Restricted stock awards cancelled (3)	(10,435)	(2)	(137)	—	—	—	(139)
Issuance of common shares under share-based compensation arrangements (2)	536,670	5	(5,841)	—	—	—	(5,836)
Share-based compensation	—	—	4,752	—	—	—	4,752
Net loss	—	—	—	(217,666)	—	—	(217,666)
Other comprehensive income, net of tax	—	—	—	—	260,550	—	260,550
ESOP shares committed to be released	—	—	913	—	—	1,280	2,193
Balance at March 31, 2025	211,560,177	$2,116	$2,188,552	$1,842,607	$(323,779)	$(126,562)	$3,582,934
(1)The Company declared quarterly cash dividends of $0.12 and $0.11 per share of common stock during the three months ended March 31, 2025 and 2024, respectively.
(2)Represents shares issued, net of employee tax withheld, upon the vesting of performance and restricted stock units. Refer to Note 9, “Employee Benefits” for additional discussion.
(3)Includes 7,452 restricted stock award shares cancelled upon vesting for employee payroll tax withholding and 2,983 restricted stock award shares cancelled upon forfeiture. Shares withheld relate to awards issued by Cambridge Bancorp to its employees which were converted to awards of the Company upon completion of the Company' merger with Cambridge Bancorp effective July 12, 2024 (“the merger”).

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2025	2024

Operating activities
Net (loss) income	$(217,666)	$38,647
Adjustments to reconcile net income to net cash provided by operating activities
Provision for allowance for loan losses	6,600	7,451
Depreciation and amortization	10,489	3,332
(Accretion) amortization of deferred loan fees and premiums, net	(9,552)	2,380
Deferred income tax (benefit) expense	(64,905)	10,632
(Accretion) amortization of investment security discounts and premiums, net	(1,182)	1,091
Right-of-use asset amortization	3,193	2,752
Share-based compensation	4,752	3,589
Increase in cash surrender value of bank-owned life insurance	(1,383)	(1,032)
Loss on sale of securities available for sale	269,638	—
Employee Stock Ownership Plan expense	2,193	1,610
Other	154	330
Change in:
Loans held for sale	(103)	(1,050)
Prepaid pension expense	(1,336)	(444)
Other assets	64,276	1,224
Other liabilities	(17,847)	(37,946)
Net cash provided by operating activities	47,321	32,566
Investing activities
Proceeds from sales of securities available for sale	1,339,345	—
Proceeds from maturities and principal paydowns of securities available for sale	83,693	81,661
Purchases of securities available for sale	(1,330,852)	—
Proceeds from maturities and principal paydowns of securities held to maturity	5,621	5,987
Purchases of securities held to maturity	(18,000)	—
Proceeds from sale of Federal Home Loan Bank stock	9,352	3,638
Purchases of Federal Home Loan Bank stock	(12,711)	(3,613)
Contributions to low income housing tax credit investments	(9,227)	(11,817)
Contributions to other equity investments	(743)	(180)
Distributions from other equity investments	125	94
Net increase in outstanding loans	(146,144)	(117,074)
Purchased banking premises and equipment	(1,801)	(2,485)
Net cash used in investing activities	(81,342)	(43,789)
Financing activities
Net decrease in demand, savings, interest checking, and money market investment deposit accounts	(376,826)	(131,354)
Net (decrease) increase in time deposits	(145,412)	204,260
Net (decrease) increase in borrowed funds	(11,270)	2,148
Payments for repurchase of common stock	(46,456)	—
Dividends declared and paid to common shareholders	(24,092)	(17,889)
Net cash (used in) provided by financing activities	(604,056)	57,165
Net (decrease) increase in cash, cash equivalents, and restricted cash	(638,077)	45,942
Cash, cash equivalents, and restricted cash at beginning of period	1,006,880	693,076
Cash, cash equivalents, and restricted cash at end of period	$368,803	$739,018

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$68,784	$63,246
Income taxes	1,000	7,152
Non-cash activities
Net increase in capital commitments relating to low income housing tax credit projects	$—	$8,963
Net increase in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements/modifications	1,661	2,278
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
Certain previously reported amounts have been reclassified to conform to the current period’s presentation which includes:
•reclassification of escrow deposits of borrowers to savings accounts and the related interest expense from interest on borrowings to interest on deposits; and
•combination of certain credit card income balances previously included in other noninterest income and debit card processing fees into a new financial statement line item titled “card income.”
The accompanying Consolidated Balance Sheet as of March 31, 2025, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and 2024 and Statements of Cash Flows for the three months ended March 31, 2025 and 2024 are unaudited. The Consolidated Balance Sheet as of December 31, 2024 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim period, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of March 31, 2025 and those that were adopted during the three months ended March 31, 2025. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2024 Form 10-K.
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
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of March 31, 2025:
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
No standards were adopted during the three months ended March 31, 2025.
3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available for sale (“AFS”) securities as of the dates indicated were as follows:

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,941,128	$8,868	$(302,358)	$—	$2,647,638
Government-sponsored commercial mortgage-backed securities	1,180,724	5,087	(109,042)	—	1,076,769
U.S. Treasury securities	100,019	195	(95)	—	100,119
State and municipal bonds and obligations	196,037	—	(16,634)	—	179,403
	$4,417,908	$14,150	$(428,129)	$—	$4,003,929

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,099,328	$—	$(537,433)	$—	$2,561,895
Government-sponsored commercial mortgage-backed securities	1,362,519	—	(201,408)	—	1,161,111
U.S. Agency bonds	19,608	—	(1,936)	—	17,672
U.S. Treasury securities	99,784	—	(2,165)	—	97,619
State and municipal bonds and obligations	197,405	—	(14,104)	—	183,301
	$4,778,644	$—	$(757,046)	$—	$4,021,598
The Company did not record a provision for credit losses on any AFS securities for either the three months ended March 31, 2025 or 2024. Accrued interest receivable on AFS securities totaled $13.0 million and $8.9 million as of March 31, 2025 and December 31, 2024, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on AFS securities during either the three months ended March 31, 2025 or 2024. No AFS securities held by the Company were delinquent on contractual payments as of March 31,

2025 or December 31, 2024, nor were any AFS securities placed on non-accrual status during the three- and twelve-month periods then ended.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—
Gross realized losses from sales of AFS securities	(269,638)	—
Net losses from sales of AFS securities	$(269,638)	$—
Information pertaining to AFS securities with gross unrealized losses as of March 31, 2025 and December 31, 2024, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology (“CECL”), aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of March 31, 2025
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	299	$898	$268,473	$301,460	$1,614,229	$302,358	$1,882,702
Government-sponsored commercial mortgage-backed securities	149	—	—	109,042	631,365	109,042	631,365
U.S. Treasury securities	4	—	—	95	49,875	95	49,875
State and municipal bonds and obligations	236	559	11,530	16,075	167,873	16,634	179,403
	688	$1,457	$280,003	$426,672	$2,463,342	$428,129	$2,743,345

	As of December 31, 2024
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$9	$113,326	$537,424	$2,448,569	$537,433	$2,561,895
Government-sponsored commercial mortgage-backed securities	187	27	86,201	201,381	1,074,910	201,408	1,161,111
U.S. Agency bonds	1	—	—	1,936	17,672	1,936	17,672
U.S. Treasury securities	6	—	—	2,165	97,619	2,165	97,619
State and municipal bonds and obligations	238	819	19,361	13,285	163,940	14,104	183,301
	756	$855	$218,888	$756,191	$3,802,710	$757,046	$4,021,598
The Company does not intend to sell these investments and has determined based upon available evidence that it is more-likely-than-not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either March 31, 2025 or December 31, 2024.

The causes of the impairments listed in the tables above by category are as follows as of March 31, 2025 and December 31, 2024:
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
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held to maturity (“HTM”) securities as of the dates indicated were as follows:

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$227,145	$—	$(23,653)	$—	$203,492
Government-sponsored commercial mortgage-backed securities	188,043	—	(16,198)	—	171,845
State and municipal bonds and obligations	7,662	—	(142)	—	7,520
Corporate note	18,000	225	—	—	18,225
	$440,850	$225	$(39,993)	$—	$401,082

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$231,709	$—	$(29,438)	$—	$202,271
Government-sponsored commercial mortgage-backed securities	189,006	—	(19,553)	—	169,453
	$420,715	$—	$(48,991)	$—	$371,724
The Company did not record a provision for estimated credit losses on any HTM securities for either the three months ended March 31, 2025 or 2024. As of both March 31, 2025 and December 31, 2024, the accrued interest receivable on HTM securities totaled $0.9 million and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three months ended March 31, 2025 or 2024. No HTM securities held by the Company were delinquent on contractual payments as of either March 31, 2025 or December 31, 2024, nor were any HTM securities placed on non-accrual status during the three and twelve month periods then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of March 31, 2025 and December 31, 2024 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of March 31, 2025
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$341	$339	$19,001	$18,564	$12,184	$11,425	$2,909,602	$2,617,310	$2,941,128	$2,647,638
Government-sponsored commercial mortgage-backed securities	—	—	611,697	606,580	50,396	44,396	518,631	425,793	1,180,724	1,076,769
U.S. Treasury securities	49,970	49,875	50,049	50,244	—	—	—	—	100,019	100,119
State and municipal bonds and obligations	6,841	6,785	33,027	31,945	50,698	47,788	105,471	92,885	196,037	179,403
Total available for sale securities	57,152	56,999	713,774	707,333	113,278	103,609	3,533,704	3,135,988	4,417,908	4,003,929
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	227,145	203,492	227,145	203,492
Government-sponsored commercial mortgage-backed securities	—	—	132,445	122,957	55,598	48,888	—	—	188,043	171,845
State and municipal bond obligations	—	—	—	—	—	—	7,662	7,520	7,662	7,520
Corporate note	—	—	—	—	18,000	18,225	—	—	18,000	18,225
Total held to maturity securities	—	—	132,445	122,957	73,598	67,113	234,807	211,012	440,850	401,082
Total	$57,152	$56,999	$846,219	$830,290	$186,876	$170,722	$3,768,511	$3,347,000	$4,858,758	$4,405,011

	As of December 31, 2024
	Due in one year or less		Due after one year to five years		Due after five to ten years			Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value		Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$561	$557	$21,535	$20,940	$13,212	$12,268		$3,064,020	$2,528,130	$3,099,328	$2,561,895
Government-sponsored commercial mortgage-backed securities	—	—	436,515	404,181	270,546	235,853		655,458	521,077	1,362,519	1,161,111
U.S. Agency bonds	—	—	19,608	17,672	—	—		—	—	19,608	17,672
U.S. Treasury securities	49,947	49,717	49,837	47,902	—	—		—	—	99,784	97,619
State and municipal bonds and obligations	5,368	5,319	33,497	32,284	51,326	48,743		107,214	96,955	197,405	183,301
Total available for sale securities	55,876	55,593	560,992	522,979	335,084	296,864		3,826,692	3,146,162	4,778,644	4,021,598
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—		231,709	202,271	231,709	202,271
Government-sponsored commercial mortgage-backed securities	—	—	133,168	121,471	55,838	47,982	0	—	—	189,006	169,453
Total held to maturity securities	—	—	133,168	121,471	55,838	47,982		231,709	202,271	420,715	371,724
Total	$55,876	$55,593	$694,160	$644,450	$390,922	$344,846		$4,058,401	$3,348,433	$5,199,359	$4,393,322

Securities Pledged as Collateral
As of March 31, 2025 and December 31, 2024, securities with a carrying value of $576.6 million and $687.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of March 31, 2025 and December 31, 2024, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Cambridge Trust Wealth Management”) and municipal deposit accounts. As of March 31, 2025 and December 31, 2024, securities with a carrying value of $0.3 billion and $1.0 billion, respectively, were pledged as collateral to the FHLBB.
As of March 31, 2025 and December 31, 2024, the Company pledged securities with a carrying value of $440.5 million and $794.8 million, respectively, to the Federal Reserve Discount Window (the “Discount Window”).

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	March 31, 2025	December 31, 2024
	(In thousands)
Commercial and industrial	$3,442,691	$3,296,068
Commercial real estate	7,176,744	7,119,523
Commercial construction	461,269	494,842
Business banking	1,419,943	1,448,176
Residential real estate	4,038,712	4,063,659
Consumer home equity	1,405,261	1,385,394
Other consumer	259,865	271,422
Gross loans before unearned discounts and deferred fees, net	18,204,485	18,079,084
Allowance for loan losses (1)	(224,310)	(228,952)
Unearned discounts and deferred fees, net	(288,790)	(300,730)
Loans after the allowance for loan losses and net unearned discounts and deferred fees	$17,691,385	$17,549,402
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $64.1 million and $66.7 million as of March 31, 2025 and December 31, 2024, respectively, and is included within other assets on the Consolidated Balance Sheets.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $2.2 billion and $2.3 billion at March 31, 2025 and December 31, 2024, respectively. The balance of funds borrowed from the FHLBB were $20.1 million and $17.6 million at March 31, 2025 and December 31, 2024, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $3.6 billion and $3.1 billion at March 31, 2025 and December 31, 2024, respectively. There were no funds borrowed from the FRB outstanding at March 31, 2025 or December 31, 2024.
Serviced Loans
At March 31, 2025 and December 31, 2024, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $222.3 million and $228.4 million, respectively.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended March 31, 2025
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$41,090	$116,175	$8,462	$19,899	$32,291	$7,472	$3,563	$228,952
Charge-offs	—	(11,587)	—	(342)	—	—	(558)	(12,487)
Recoveries	11	694	—	322	39	—	179	1,245
Provision (release)	5,389	1,352	52	436	(1,234)	(581)	1,186	6,600
Ending balance	$46,490	$106,634	$8,514	$20,315	$31,096	$6,891	$4,370	$224,310

	For the Three Months Ended March 31, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,959	$65,475	$6,666	$14,913	$25,954	$5,595	$3,431	$148,993
Charge-offs	—	(7,250)	—	(102)	(10)	(2)	(651)	(8,015)
Recoveries	25	132	—	410	31	—	163	761
Provision (release)	1,879	6,272	(462)	(590)	(40)	91	301	7,451
Ending balance	$28,863	$64,629	$6,204	$14,631	$25,935	$5,684	$3,244	$149,190
The allowance for loan losses decreased $4.6 million, or 2.0%, to $224.3 million as of March 31, 2025 from $229.0 million as of December 31, 2024. The decrease in the allowance for loan losses for the three months ended March 31, 2025 was primarily due to a reduction in specific reserves that was driven by the transfer of a non-performing commercial real estate loan to held-for-sale classification and the sale of a non-performing commercial and industrial loan, both of which had previously been reserved for on a specific reserve basis.
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of March 31, 2025 and December 31, 2024, the Company’s reserve for unfunded lending commitments was $13.0 million and $13.1 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of March 31, 2025, and gross charge-offs for the three month period then ended:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$162,327	$327,147	$319,330	$418,022	$349,770	$1,091,112	$560,008	$342	$3,228,058
Special Mention	447	21,288	26,397	6,776	22,611	3,616	17,407	—	98,542
Substandard	—	2,125	20,549	34,283	897	4,674	19,762	—	82,290
Doubtful	—	—	—	3,795	—	8	—	—	3,803
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	162,774	350,560	366,276	462,876	373,278	1,099,410	597,177	342	3,412,693
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	136,073	489,986	601,770	1,779,400	996,888	2,625,087	92,600	—	6,721,804
Special Mention	—	8,956	67,813	36,046	30,716	73,443	2,531	—	219,505
Substandard	—	—	44,571	12,841	5,473	44,317	1	—	107,203
Doubtful	—	3,380	13,312	—	—	41,405	—	—	58,097
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	136,073	502,322	727,466	1,828,287	1,033,077	2,784,252	95,132	—	7,106,609
Current period gross charge-offs	—	—	3,492	—	—	8,095	—	—	11,587

Commercial construction
Pass	19,571	127,355	216,205	91,534	969	—	1,563	—	457,197
Special Mention	—	1,283	640	—	—	—	—	—	1,923
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	19,571	128,638	216,845	91,534	969	—	1,563	—	459,120
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	33,446	168,586	136,110	171,679	202,551	568,677	97,715	3,686	1,382,450
Special Mention	—	1,306	246	1,156	1,994	4,560	—	—	9,262
Substandard	—	305	1,481	2,848	1,898	7,468	207	—	14,207
Doubtful	—	—	398	1,098	14	303	—	—	1,813
Loss	—	—	—	—	—	—	—	—	—
Total business banking	33,446	170,197	138,235	176,781	206,457	581,008	97,922	3,686	1,407,732
Current period gross charge-offs	—	—	114	17	2	187	—	22	342

Residential real estate
Current and accruing	39,513	212,226	316,169	959,703	1,020,729	1,326,354	—	—	3,874,694

30-89 days past due and accruing	—	882	1,578	4,356	4,866	7,392	—	—	19,074
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	4,320	334	7,750	—	—	12,404
Total residential real estate	39,513	213,108	317,747	968,379	1,025,929	1,341,496	—	—	3,906,172
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer home equity
Current and accruing	496	10,177	31,243	71,259	7,753	89,717	1,169,012	5,797	1,385,454
30-89 days past due and accruing	—	—	133	451	—	924	9,604	249	11,361
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	2,218	5,980	231	8,429
Total consumer home equity	496	10,177	31,376	71,710	7,753	92,859	1,184,596	6,277	1,405,244
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other consumer
Current and accruing	14,452	54,181	58,361	24,907	15,400	22,112	27,518	34	216,965
30-89 days past due and accruing	15	44	130	55	84	631	54	—	1,013
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	31	1	37	24	14	40	—	147
Total other consumer	14,467	54,256	58,492	24,999	15,508	22,757	27,612	34	218,125
Current period gross charge-offs	266	68	50	68	25	38	43	—	558

Total	$406,340	$1,429,258	$1,856,437	$3,624,566	$2,662,971	$5,921,782	$2,004,002	$10,339	$17,915,695
(1)The amounts presented represent the amortized cost as of March 31, 2025 of revolving loans that were converted to term loans during the three months ended March 31, 2025.
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of December 31, 2024:

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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$5,984	$—	$90	$6,074	$3,406,619	$3,412,693
Commercial real estate	12,400	—	22,378	34,778	7,071,831	7,106,609
Commercial construction	—	—	—	—	459,120	459,120
Business banking	8,605	3,506	6,729	18,840	1,388,892	1,407,732
Residential real estate	13,074	6,340	11,920	31,334	3,874,838	3,906,172
Consumer home equity	8,865	2,784	7,190	18,839	1,386,405	1,405,244
Other consumer	870	146	116	1,132	216,993	218,125
Total	$49,798	$12,776	$48,423	$110,997	$17,804,698	$17,915,695

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$28	$—	$90	$118	$3,266,457	$3,266,575
Commercial real estate	17,081	6,432	9,180	32,693	7,011,385	7,044,078
Commercial construction	—	—	—	—	491,649	491,649
Business banking	13,680	1,605	1,826	17,111	1,418,092	1,435,203
Residential real estate	21,037	6,947	12,786	40,770	3,887,612	3,928,382
Consumer home equity	7,254	2,195	8,449	17,898	1,367,390	1,385,288
Other consumer	1,130	171	109	1,410	225,769	227,179
Total	$60,210	$17,350	$32,440	$110,000	$17,668,354	$17,778,354
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of March 31, 2025			As of December 31, 2024
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$3,887	$8	$3,895	$5,395	$8	$5,403
Commercial real estate	56,930	1,169	58,099	90,003	12,555	102,558
Commercial construction	—	—	—	—	—	—
Business banking	8,062	590	8,652	4,551	1	4,552
Residential real estate	12,404	—	12,404	12,955	—	12,955
Consumer home equity	8,429	—	8,429	10,213	—	10,213
Other consumer	147	—	147	139	—	139
Total non-accrual loans	$89,859	$1,767	$91,626	$123,256	$12,564	$135,820
(1)The loans on non-accrual status and without an ACL as of both March 31, 2025 and December 31, 2024, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three months ended March 31, 2025 and 2024 was not significant. As of both March 31, 2025 and December 31, 2024, there were no loans greater than 90 days past due and still accruing.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three months ended March 31, 2025 and 2024 was not significant.

For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of March 31, 2025 and December 31, 2024, the Company had collateral-dependent residential mortgage and home equity loans totaling $1.6 million and $1.1 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of March 31, 2025 and December 31, 2024, the Company had collateral-dependent commercial loans totaling $63.0 million and $107.7 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both March 31, 2025 and December 31, 2024, the Company had no residential real estate held in other real estate owned (“OREO”). As of March 31, 2025, there were seven residential real estate loans, which had an aggregate balance of $0.8 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2024, there were four residential real estate loans, which had an aggregate balance of $0.4 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of March 31, 2025, there were five consumer home equity loans, which had an aggregate balance of $0.6 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2024, there were six consumer home equity loans, which had an aggregate balance of $0.5 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of March 31, 2025 and 2024 of loans modified during the three month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	During the Three Months Ended March 31,
	2025		2024
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$39	0.00%	$—	—%
Consumer home equity	80	0.01%	542	0.04%
Total interest rate reduction	$119	0.00%	$542	0.00%
Other-than-Insignificant Delay in Repayment:
Business banking	$125	0.01%	$—	—%
Total other-than-insignificant delay in repayment	$125	0.00%	$—	—%
Term Extension:
Commercial and industrial	$3,795	0.11%	$—	—%
Business banking	—	—%	165	0.01%
Residential real estate	—	—%	238	0.01%
Total term extension	$3,795	0.02%	$403	0.00%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Consumer home equity	$—	—%	$129	0.01%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$—	—%	$129	0.00%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Business banking	$316	0.02%	$—	—%
Total combination—term extension & other-than-insignificant delay in repayment	$316	0.00%	$—	—%
Total by portfolio segment
Commercial and industrial	$3,795	0.11%	$—	—%
Business banking	480	0.03%	165	0.01%
Residential real estate	—	—%	238	0.01%
Consumer home equity	80	0.01%	671	0.06%
Total	$4,355	0.02%	$1,074	0.01%
The following tables describe the financial effect of the modifications made during the periods indicated to borrowers experiencing financial difficulty. Loans that were modified in more than one manner are included in each modification type corresponding to the types of modifications performed.

Three Months Ended March 31, 2025
Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced contractual interest rate of one loan from 7.8% to 6.0%.
Consumer home equity	Reduced contractual interest rate of one loan from 7.0% to 5.0%.
Other-than-Insignificant Delay in Repayment
Business banking
Deferred a weighted average of 7 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Term Extension
Commercial and industrial	Added 1.1 years to the life of one loan, which reduced the monthly payment amount for the borrower.
Business banking	Added a weighted-average 8 months to the life of loans, which reduced monthly payment amounts for the borrowers.

(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.

Three Months Ended March 31, 2024
Loan Type	Financial Effect (1)
Interest Rate Reduction
Consumer home equity	Reduced weighted-average contractual interest rate from 8.0% to 4.4%.
Other-than-Insignificant Delay in Repayment
Consumer home equity	Deferred a weighted average of 7 principal and interest payments which were added to the end of the loan life.
Term Extension
Business banking	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.
As of March 31, 2025, no loans to borrowers experiencing financial difficulty modified during the prior twelve months had a payment default during the three months ended March 31, 2025. As of March 31, 2024, no loans to borrowers experiencing financial difficulty modified during the prior twelve months had a payment default during the three months ended March 31, 2024.
Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty that were modified during the prior twelve months as of March 31, 2025:

	As of March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$3,795	$3,795
Commercial real estate	—	—	—	—	9,981	9,981
Business banking	53	—	—	53	1,209	1,262
Residential real estate	450	115	—	565	745	1,310
Consumer home equity	1	—	—	1	1,663	1,664
Total	$504	$115	$—	$619	$17,393	$18,012
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
As of March 31, 2025, there were no additional commitment to lend to borrowers experiencing financial difficulty and which was modified during the three months ended March 31, 2025 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension. As of December 31, 2024, there was one additional commitment to lend amounting to $0.3 million to borrowers experiencing financial difficulty and which were modified during year ended December 31, 2024 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Loan Participations
The Company occasionally purchases commercial loan participations or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Three Months Ended March 31, 2025			As of and for the Year Ended December 31, 2024
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,090,187	—%	$—	$1,031,237	0.00%	$—
Commercial real estate	946,567	3.46%	3,492	944,371	3.87%	10,290
Commercial construction	145,851	—%	—	159,237	0.00%	—
Business banking	1,069	—%	15	1,612	0.00%	—
Total loan participations	$2,183,674	1.50%	$3,507	$2,136,457	1.71%	$10,290
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
As of the dates indicated, the Company had the following related to operating leases:

	As of March 31, 2025	As of December 31, 2024
	(In thousands)
Right-of-use assets	$78,296	$68,393
Lease liabilities	91,875	81,901
The increase in the Company’s right-of-use assets and lease liabilities at March 31, 2025 from December 31, 2024, is primarily due to the addition of a new lease located in Wakefield, MA which amounted to $11.4 million and will house Company offices once certain leasehold improvements are completed.
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost	$3,968	$3,100
Finance lease cost	123	112
Variable lease cost	818	800
Total lease cost	$4,909	$4,012
During the three months ended March 31, 2025, the Company made $4.0 million and $3.5 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of March 31, 2025	As of December 31, 2024
Weighted-average remaining lease term (in years)	8.21	7.54
Weighted-average discount rate	4.38%	4.08%
The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding as of March 31, 2025 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s Consolidated Balance Sheets:

As of March 31, 2025
Year	(In thousands)
Remainder of 2025	$7,007
2026	14,730
2027	14,288
2028	13,972
2029	12,266
Thereafter	51,017
Total minimum lease payments	113,280
Less: amount representing interest	21,405
Present value of future minimum lease payments	$91,875
6. (Loss) Earnings Per Share (“EPS”)
Basic EPS represents (loss)/income allocable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net (loss)/income allocable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations. The following are the components and results of the Company’s earnings per common share calculations for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Net (loss) income applicable to common shares	$(217,666)	$38,647

Average number of common shares outstanding	212,739,981	176,075,495
Less: Average unallocated ESOP shares	(12,719,274)	(13,211,955)
Average number of common shares outstanding used to calculate basic earnings per common share	200,020,707	162,863,540
Common stock equivalents	1,395,138	324,870
Average number of common shares outstanding used to calculate diluted earnings per common share	201,415,845	163,188,410

(Loss) earnings per common share:
Basic	$(1.09)	$0.24
Diluted	$(1.08)	$0.24
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
As of March 31, 2025 and December 31, 2024, the Company had $216.4 million and $222.7 million, respectively, in tax credit investments that were included in other assets in the Company’s Consolidated Balance Sheets.
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
The following table presents the Company’s investments in LIHTC projects accounted for using the proportional amortization method for the periods indicated:

	As of March 31, 2025	As of December 31, 2024
	(In thousands)
Current recorded investment included in other assets	$214,638	$220,845
Commitments to fund qualified affordable housing projects included in recorded investment noted above	80,371	89,801
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Tax credits and benefits recognized	$7,702	$5,351
Amortization expense included in income tax expense	6,004	4,588
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets in the Company’s Consolidated Balance Sheets and totaled $1.8 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively. There were no outstanding commitments related to these investments as of either March 31, 2025 or December 31, 2024.
8. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Combined federal and state income tax provision	$33,727	$10,292
Effective income tax rate	(18.3)%	21.0%
The Company recorded net income tax expense of $33.7 million and $10.3 million for the three months ended March 31, 2025 and 2024, respectively.
The Company recorded net income tax expense during the three months ended March 31, 2025 despite a net pre-tax loss recognized during the period. The loss on sale of securities recognized during the three months ended March 31, 2025 is not considered to be a discrete item for tax purposes and, therefore, the associated tax benefit of $67.9 million is realizable ratably over the full year. The increase in income tax expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the previously discussed partial recognition of the tax benefit associated with the sale of securities during the three months ended March 31, 2025.
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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Components of net periodic benefit cost:
Service cost	$5,733	$5,589
Interest cost	5,365	4,630
Expected return on plan assets	(9,495)	(8,453)
Prior service credit	(2,495)	(2,488)
Recognized net actuarial loss	925	1,775
Net periodic benefit cost	$33	$1,053
Service costs for the Defined Benefit Plan, the BEP, and the DB SERP are recognized within salaries and employee benefits in the Consolidated Statements of Income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2024 and 2023. Accordingly, during the three months ended March 31, 2025 and 2024, there were no contributions made to the Defined Benefit Plan.
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
In March 2025, the Company granted to all of the Company’s executive officers and certain other employees a total of 630,493 RSUs, which vest pro-rata on an annual basis over a period of three years from the date of the grant, and a total of 339,503 PSUs for which vesting is contingent upon the Compensation and Human Capital Management Committee of the

Board of Director’s certification, after the conclusion of a period of approximately 2.8 years from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period.
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
As of March 31, 2025 and December 31, 2024, there were 3,177,556 shares and 3,844,157 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both March 31, 2025 and December 31, 2024, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Three Months Ended March 31,
	2025		2024
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	316,945	$18.02	420,400	$19.15
Granted	—	—	—	—
Vested	(22,103)	14.87	—	—
Forfeited	(2,983)	14.87	—	—
Non-vested restricted stock as of the end of the respective period	291,859	$18.29	420,400	$19.15
During the three months ended March 31, 2025, 22,103 RSA awards vested. Such awards had a grant date fair value of $0.3 million. No awards vested during the three months ended March 31, 2024.
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Three Months Ended March 31,
	2025		2024
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	1,356,522	$16.55	952,001	$19.46
Granted	630,493	17.73	416,276	12.81
Vested	(458,079)	17.15	(303,015)	19.38
Forfeited	(12,786)	14.36	(4,980)	14.59
Non-vested restricted stock units as of the end of the respective period	1,516,150	$16.88	1,060,282	$16.89
During the three months ended March 31, 2025 and 2024, 458,079 and 303,015 RSU awards vested, respectively. Such awards had a grant date fair value of $7.9 million and $5.9 million, respectively.

The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Three Months Ended March 31,
	2025		2024
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	969,739	$16.63	633,034	$19.40
Granted	339,503	18.79	234,091	10.82
Vested	(408,629)	20.96	—	—
Forfeited	(277,149)	20.63	—	—
Non-vested performance stock units as of the end of the respective period	623,464	$13.19	867,125	$17.08
During the three months ended March 31, 2025, 408,629 PSU awards vested. Such awards had a grant date value of $8.6 million. No PSU awards vested during the three months ended March 31, 2024.
Included in vested RSU and PSU shares shown in the tables above, are shares withheld for employee payroll taxes. The aggregate number of RSU and PSU shares withheld for payroll taxes during the three months ended March 31, 2025 and 2024 was 330,038 and 98,351, respectively.

The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Share-based compensation expense	$4.8	$3.6
Related tax benefit (1)	1.3	1.0
(1)Estimated based upon the Company’s statutory rate for each respective period.
As of March 31, 2025 and December 31, 2024, there was $31.3 million and $21.4 million, respectively, of total unrecognized compensation expense related to unvested restricted stock awards, restricted stock units and performance stock units granted and issued under the 2021 Plan, as applicable. As of March 31, 2025, this cost is expected to be recognized over a weighted average remaining period of approximately 2.2 years. As of December 31, 2024, this cost was expected to be recognized over a weighted average remaining period of approximately 1.4 years.
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of March 31, 2025	As of December 31, 2024
	(In thousands)
Commitments to extend credit	$6,699,848	$6,660,149
Standby letters of credit	83,365	83,122
Forward commitments to sell loans	7,134	6,374
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

As of March 31, 2025
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	2.32	4.33%	3.02%	$400
Total	$2,400,000				$400

(1)The fair value included a net accrued interest payable balance of $1.5 million as of March 31, 2025. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the Chicago Mercantile Exchange, or CME, from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 2.5 years.
The Company expects approximately $19.2 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of March 31, 2025. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of March 31, 2025.
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	March 31, 2025
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	504	$3,294,619
Risk participation agreements	124	472,503
Foreign exchange contracts:
Matched commercial customer book	244	85,892
Foreign currency loan	5	5,998

	December 31, 2024
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	494	$3,308,037
Risk participation agreements	125	503,803
Foreign exchange contracts:
Matched commercial customer book	226	98,429
Foreign currency loan	8	5,835
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2025	Fair Value at December 31, 2024	Balance Sheet Location	Fair Value at March 31, 2025	Fair Value at December 31, 2024
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$404	$225	Other liabilities	$4	$5
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$46,885	$57,526	Other liabilities	$77,803	$97,594
Risk participation agreements	Other assets	6	4	Other liabilities	6	4
Foreign currency exchange contracts - matched customer book	Other assets	910	1,990	Other liabilities	956	1,980
Foreign currency exchange contracts - foreign currency loan	Other assets	10	62	Other liabilities	34	—
		$47,811	$59,582		$78,799	$99,578
Total		$48,215	$59,807		$78,803	$99,583
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Derivatives designated as hedges:
Gain (loss) in OCI on derivatives	$6,405	$(39,555)
Loss reclassified from OCI into interest income (effective portion)	$(7,933)	$(14,041)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—
Other income	—	—
Total	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
(Loss) gain recognized in interest rate swap income	$(72)	$135
Loss recognized in interest rate swap income for risk participation agreements	—	(42)
(Loss) gain recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	(56)	50
Foreign currency loan	(86)	222
Net (loss) gain for derivatives not designated as hedges	$(214)	$365
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At both March 31, 2025 and December 31, 2024, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of approximately $0.1 million. In addition, at March 31, 2025 and December 31, 2024, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $90.1 million and $88.0 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At both March 31, 2025 and December 31, 2024, there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. The Company was not required to post cash collateral for interest rate swaps with correspondent-bank counterparties as of either March 31, 2025 or December 31, 2024. If the Company had breached any of these provisions at March 31, 2025 or December 31, 2024, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of March 31, 2025 and December 31, 2024, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $9.9 million and $15.7 million, respectively, and forward sale commitments of $7.1 million and $6.4 million, respectively. During both the three months ended March 31, 2025 and 2024, net gains/losses recorded by the Company related to the change in fair value of commitments to originate and sell mortgage loans were not significant. In addition, the aggregate fair value of the Company’s mortgage banking derivative asset and liability as of March 31, 2025 and December 31, 2024 was not significant. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
12. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of March 31, 2025 and December 31, 2024, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of March 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$404	$—	$404	$—	$—	$404
Customer-related positions:
Interest rate swaps	46,885	—	46,885	7,867	(32,117)	6,901
Risk participation agreements	6	—	6	—	—	6
Foreign currency exchange contracts – matched customer book	910	—	910	—	—	910
Foreign currency exchange contracts – foreign currency loan	10	—	10	—	—	10
	$48,215	$—	$48,215	$7,867	$(32,117)	$8,231
Derivative Liabilities
Interest rate swaps	$4	$—	$4	$—	$4	$—
Customer-related positions:
Interest rate swaps	77,803	—	77,803	7,867	353	69,583
Risk participation agreements	6	—	6	—	—	6
Foreign currency exchange contracts – matched customer book	956	—	956	—	—	956
Foreign currency exchange contracts – foreign currency loan	34	—	34	—	—	34
	$78,803	$—	$78,803	$7,867	$357	$70,579

	As of December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$225	$—	$225	$—	$—	$225
Customer-related positions:
Interest rate swaps	57,526	—	57,526	3,368	(48,590)	5,568
Risk participation agreements	4	—	4	—	—	4
Foreign currency exchange contracts – matched customer book	1,990	—	1,990	—	—	1,990
Foreign currency exchange contracts – foreign currency loan	62		62	—	—	62
	$59,807	$—	$59,807	$3,368	$(48,590)	$7,849
Derivative Liabilities
Interest rate swaps	$5	$—	$5	$—	$5	$—
Customer-related positions:
Interest rate swaps	97,594	—	97,594	3,368	130	94,096
Risk participation agreements	4	—	4	—	—	4
Foreign currency exchange contracts – matched customer book	1,980	—	1,980	—	—	1,980
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$99,583	$—	$99,583	$3,368	$135	$96,080
13. Fair Value of Assets and Liabilities
ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able and willing to transact. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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
Securities
Securities consisted of U.S. Treasury securities, U.S. government-sponsored residential and commercial mortgage-backed securities, state and municipal bonds, and corporate notes as of March 31, 2025. Securities consisted of U.S. Treasury securities, U.S. Agency bonds, U.S. government-sponsored residential and commercial mortgage-backed securities, and state and municipal bonds as of December 31, 2024. AFS securities are recorded at fair value.
The Company’s U.S. Treasury securities are traded on active markets and therefore these securities were classified as Level 1.
The fair value of U.S. Agency bonds, at December 31, 2024, were evaluated using relevant trade data, benchmark quotes and spreads obtained from publicly available trade data, and generated on a price, yield or spread basis as determined by the observed market data. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
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
The fair value of the corporate note was estimated based upon reported trades and quoted market prices. Therefore, this security was categorized as Level 2 given the use of observable inputs.
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
Loans are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. Loans that are deemed to be collateral-dependent, as described in Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included within the Company’s 2024 Form 10-K, were recorded at the fair value of the underlying collateral.
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
The fair value of other U.S. government agency obligations were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $56.1 million at March 31, 2025 and $54.1 million at December 31, 2024. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps

The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at March 31, 2025 and December 31, 2024, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,647,638	$—	$2,647,638	$—
Government-sponsored commercial mortgage-backed securities	1,076,769	—	1,076,769	—
U.S. Treasury securities	100,119	100,119	—	—
State and municipal bonds and obligations	179,403	—	179,403	—
Rabbi trust investments	95,577	91,259	4,318	—
Deferred compensation plan investments	2,280	2,280	—	—
Loans held for sale	8,064	—	8,064	—
Interest rate swap contracts:
Cash flow hedges - interest rate positions	404	—	404	—
Customer-related positions	46,885	—	46,885	—
Risk participation agreements	6	—	6	—
Foreign currency forward contracts:
Matched customer book	910	—	910	—
Foreign currency loan	10	—	10	—
Mortgage derivatives	68	—	68	—
Total	$4,158,133	$193,658	$3,964,475	$—
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$4	$—	$4	$—
Customer-related positions	77,803	—	77,803	—
Risk participation agreements	6	—	6	—
Foreign currency forward contracts:
Matched customer book	956	—	956	—
Foreign currency loan	34	—	34	—
Mortgage derivatives	42	—	42	—
Total	$78,845	$—	$78,845	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,561,895	$—	$2,561,895	$—
Government-sponsored commercial mortgage-backed securities	1,161,111	—	1,161,111	—
U.S. Agency bonds	17,672	—	17,672	—
U.S. Treasury securities	97,619	97,619	—	—
State and municipal bonds and obligations	183,301	—	183,301	—
Rabbi trust investments	98,981	91,445	7,536	—
Deferred compensation plan investments	2,439	2,439	—	—
Loans held for sale	372	—	372	—
Interest rate swap contracts:
Cash flow hedges - interest rate positions	225	—	225	—
Customer-related positions	57,526	—	57,526	—
Risk participation agreements	4	—	4	—
Foreign currency forward contracts:
Matched customer book	1,990	—	1,990	—
Foreign currency loan	62	—	62	—
Mortgage derivatives	33	—	33	—
Total	$4,183,230	$191,503	$3,991,727	$—
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$5	$—	$5	$—
Customer-related positions	97,594	—	97,594	—
Risk participation agreements	4	—	4	—
Foreign currency forward contracts:
Matched customer book	1,980	—	1,980	—
Foreign currency loan	—	—	—	—
Mortgage derivatives	41	—	41	—
Total	$99,624	$—	$99,624	$—
There were no transfers to or from Level 1, 2 and 3 during the three months ended March 31, 2025 and twelve months ended December 31, 2024.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2025 or December 31, 2024.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with GAAP. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of March 31, 2025 and December 31, 2024.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$44,712	$—	$—	$44,712

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$79,156	$—	$—	$79,156
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of March 31, 2025	Fair Value as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$227,145	$203,492	$—	$203,492	$—
Government-sponsored commercial mortgage-backed securities	188,043	171,845	—	171,845	—
State and municipal bonds and obligations	7,662	7,520	—	7,520	—
Corporate note	18,000	18,225	—	18,225	—
Loans, net of allowance for loan losses	17,691,385	17,351,605	—	—	17,351,605
FHLB stock	9,224	9,224	—	9,224	—
Bank-owned life insurance	206,087	206,087	—	206,087	—
Liabilities
Deposits	$20,797,102	$20,792,666	$—	$20,792,666	$—
FHLB advances	20,128	18,032	—	18,032	—
Interest rate swap collateral funds	34,781	34,781	—	34,781	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2024	Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$231,709	$202,271	$—	$202,271	$—
Government-sponsored commercial mortgage-backed securities	189,006	169,453	—	169,453	—
Loans, net of allowance for loan losses	17,549,402	17,126,716	—	—	17,126,716
FHLB stock	5,865	5,865	—	5,865	—
Bank-owned life insurance	204,704	204,704	—	204,704	—
Liabilities
Deposits	$21,319,340	$21,315,556	$—	$21,315,556	$—
FHLB advances	17,589	15,310	—	15,310	—
Interest rate swap collateral funds	48,590	48,590	—	48,590	—
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

A portion of the Company’s noninterest (loss)/income is derived from contracts with customers within the scope of ASC 606. The Company has disaggregated such revenues by type of service, as presented in the table below. These categories reflect how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Investment advisory fees	$16,437	$6,544
Service charges on deposit accounts	8,315	7,508
Card income	3,920	3,926
Other noninterest income	2,457	2,447
Total noninterest income in-scope of ASC 606	31,129	20,425
Total noninterest (loss) income out-of-scope of ASC 606	(267,247)	7,267
Total noninterest (loss) income	$(236,118)	$27,692
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
The asset management and/or custody fees are primarily based upon a percentage of the monthly valuation of the principal assets in the customer’s account. Customers are also charged a base fee which is prorated over a twelve-month period. Fees for additional or special services are generally fixed in nature and are charged as services are rendered. All revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Investment advisory fees earned but not yet received amounted to $10.7 million and $5.7 million as of March 31, 2025 and December 31, 2024, respectively.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.6 million as of both March 31, 2025 and December 31, 2024 and were included in other assets in the Company’s Consolidated Balance Sheets.
Card Income
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. In addition, the Company receives income for credit card referrals from third party credit card providers, which it offers to its customers. Card income fees earned but not yet received amounted to $0.7 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively, and were included in other assets in the Company’s Consolidated Balance Sheets.
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
15. Other Comprehensive Income (Loss)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	For the Three Months Ended March 31,
	2025			2024
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized gains (losses) on securities available for sale:
Change in fair value of securities available for sale (1)	$73,429	$(104,438)	$(31,009)	$(37,085)	$9,526	$(27,559)
Less: reclassification adjustment for losses included in net income (1)	(269,638)	(12,689)	(282,327)	—	—	—
Net change in fair value of securities available for sale	343,067	(91,749)	251,318	(37,085)	9,526	(27,559)
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	6,405	(1,774)	4,631	(39,555)	10,956	(28,599)
Less: net cash flow hedge gains reclassified into interest income	(7,933)	2,197	(5,736)	(14,041)	3,889	(10,152)
Net change in fair value of cash flow hedges	14,338	(3,971)	10,367	(25,514)	7,067	(18,447)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(925)	256	(669)	(1,775)	492	(1,283)
Less: accretion of prior service credit	2,495	(691)	1,804	2,488	(689)	1,799
Net change in other comprehensive income for defined benefit postretirement plans	(1,570)	435	(1,135)	(713)	197	(516)
Total other comprehensive income (loss)	$355,835	$(95,285)	$260,550	$(63,312)	$16,790	$(46,522)
(1)Refer to Note 8, “Income Taxes,” for more information regarding the Company’s treatment of the loss on sale of securities during the three months ended March 31, 2025 for tax purposes.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax:

	Unrealized Losses on Available for Sale Securities	Unrealized Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2025	$(583,875)	$(26,470)	$26,016	$(584,329)
Other comprehensive income before reclassifications	(31,009)	4,631	—	(26,378)
Less: Amounts reclassified from accumulated other comprehensive loss	(282,327)	(5,736)	1,135	(286,928)
Net current-period other comprehensive income (loss)	251,318	10,367	(1,135)	260,550
Ending Balance: March 31, 2025	$(332,557)	$(16,103)	$24,881	$(323,779)
Beginning Balance: January 1, 2024	$(584,243)	$(31,571)	$7,462	$(608,352)
Other comprehensive loss before reclassifications	(27,559)	(28,599)	—	(56,158)
Less: Amounts reclassified from accumulated other comprehensive loss	—	(10,152)	516	(9,636)
Net current-period other comprehensive loss	(27,559)	(18,447)	(516)	(46,522)
Ending Balance: March 31, 2024	$(611,802)	$(50,018)	$6,946	$(654,874)
16. Segment Reporting
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
The accounting policies of the banking business segment are the same as those described in the summary of significant accounting policies in Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s 2024 10-K. The CODM assesses performance of the banking business segment and decides how to allocate resources based upon net income that is reported on the Consolidated Statements of Income as net (loss) income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the banking business segment or into other parts of the Company, such as for acquisitions, to pay dividends, or to repurchase outstanding shares. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company does not have intra-entity sales.
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
17. Subsequent Event
On April 24, 2025, Eastern Bankshares, Inc. (the “Company”), Eastern Bank, a wholly owned subsidiary of the Company (“Eastern Bank” and together with the Company, “Eastern”), HarborOne Bancorp, Inc. (“HarborOne”) and HarborOne Bank, a wholly owned subsidiary of HarborOne (“HarborOne Bank”), entered into an Agreement and Plan of

Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Eastern will acquire HarborOne and HarborOne Bank through the merger of HarborOne with and into the Company, with the Company as the surviving entity (the “Merger”). The Merger Agreement further provides that following the Merger, HarborOne Bank will merge with and into Eastern Bank, with Eastern Bank as the surviving entity.
Prior to the effective time of the Merger (the “Effective Time”), shareholders of HarborOne will elect to receive for each share of HarborOne common stock (“HarborOne Common Stock”) either (i) 0.765 shares of Company common stock (“Company Common Stock”) (the “Stock Consideration” or the “Exchange Ratio”) or (ii) $12.00 in cash (the “Cash Consideration”). Subject to proration, HarborOne shareholders will have the right to elect the Stock Consideration or Cash Consideration so long as the total number of shares of HarborOne Common Stock that receive the Stock Consideration represents between 75% and 85% of the total number of shares of HarborOne Common Stock outstanding immediately prior to the Effective Time.
Subject to the fulfillment or, if permissible, waiver of the closing conditions under the Merger, the Company anticipates that the Merger will close during the fourth quarter of 2025, although the Company has the right under the Merger Agreement to defer the closing until February 20, 2026 if the closing conditions are satisfied after October 31, 2025 but before February 20, 2026.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2025, and our results of operations for the three months ended March 31, 2025 and 2024. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2024 Form 10-K.
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
•risks related to the implementation of acquisitions, dispositions, and restructurings, including our 2024 merger with Cambridge Bancorp and Cambridge Trust Company, which is further described in Part I, Item 1 of our 2024 Annual Report on Form 10-K under “Recent Acquisitions – Bank Acquisitions” and pending merger with HarborOne Bancorp and HarborOne Bank which we announced on April 24, 2025, including the risk that acquisitions may not be timely completed or at all and may not produce results at levels or within time frames originally anticipated, including due to delays in obtaining regulatory approvals or to the conditions associated with such approvals;
•potential risks related to the integration of our completed or pending acquisitions, including that revenue and expense synergies or other expected benefits may not materialize or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
•the risk that we may not be successful in the implementation of our business strategy;
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2024 Form 10-K and as may be further updated in our filings with the SEC from time to time.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in our 2024 Form 10-K, as updated by the notes to our Unaudited Interim Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.
There have been no other material changes in critical accounting policies during the three months ended March 31, 2025.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $25.0 billion and $25.6 billion at March 31, 2025 and December 31, 2024, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the New Hampshire Banking Department, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct under our “Cambridge Trust Wealth Management, a division of Eastern Bank” brand name (“Cambridge Trust Wealth Management division”).
Net loss for the three months ended March 31, 2025 computed in accordance with GAAP was $217.7 million as compared to net income of $38.6 million for the three months ended March 31, 2024. The decrease in net income to a net loss for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to losses on sales of securities during the three months ended March 31, 2025. Refer to the later section titled “Results of Operations” within this Item 2 for additional discussion.
Net loss for the three months ended March 31, 2025 and net income for the three months ended March 31, 2024 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three months ended March 31, 2025 was $67.5 million compared to operating net income for the three months ended March 31, 2024 of $40.0 million, representing a increase of 68.9%. This increase was primarily due to higher net interest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 partially offset by higher noninterest expense on an operating basis for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. See “Non-GAAP Financial Measures” and “Results of Operations” within this Item 2 for a reconciliation of operating net income to net income on a GAAP basis and further discussion of noninterest income and noninterest expense.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of March 31, 2025 and December 31, 2024, we had total commercial and industrial loans of $3.4 billion and $3.3 billion, respectively, representing 19.0% and 18.4%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and industrial revenue bonds (“IRBs”) which are municipal bonds issued to finance major capital projects. The majority of our IRB portfolio is in educational and other non-profit sectors.
•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other type properties. As of March 31, 2025 and December 31, 2024, we had total commercial real estate loans of $7.1 billion and $7.0 billion, representing 39.7% and 39.6%, respectively, of our total loans as of each period end. As of March 31, 2025 and December 31, 2024, owner occupied loans totaled $929.1 million and $947.2 million, respectively, representing 13.1% and 13.4%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of March 31, 2025 and December 31, 2024, we had total commercial construction loans of $459.1 million and $491.6 million, respectively, representing 2.6% and 2.8%, respectively, of our total loans. Our commercial construction loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of both March 31, 2025 and December 31, 2024, we had total business banking loans of $1.4 billion, representing 7.9% and 8.1% of our total loans for each period end, respectively. In this category, commercial and industrial loans and commercial real estate loans totaled $238.8 million and $1.2 billion, respectively, as of March 31, 2025, and $244.4 million and $1.2 billion, respectively, as of December 31, 2024.
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
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both March 31, 2025 and December 31, 2024, we had total residential real estate loans of $3.9 billion, representing 21.8% and 22.1%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential real estate loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three months ended March 31, 2025, residential real estate mortgage loan originations were $55.5 million, of which $13.1 million were sold on the secondary markets. Comparatively, during the three months ended March 31, 2024, residential real estate mortgage loan originations were $38.3 million, of which $19.9 million were sold on the secondary markets.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of both March 31, 2025 and December 31, 2024, we had total consumer home equity loans of $1.4 billion, representing 7.8% of our total loans at each period end. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of March 31, 2025 and December 31, 2024, we had total other consumer loans of $218.1 million and $227.2 million, respectively, representing 1.2% and 1.3%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
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
Wealth Management Services

•Through our Cambridge Trust Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of March 31, 2025 and December 31, 2024, we held $8.9 billion and $8.7 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three months ended March 31, 2025, we had noninterest income of $16.4 million from providing these services compared to $6.5 million for the three months ended March 31, 2024.
Outlook and Trends
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its meeting on September 18, 2024, the FOMC decided to lower the target range for the federal funds rate by 50 basis points from the range set at its July 26, 2023 meeting to a range of 4.75% to 5.00%. At its meeting on November 7, 2024, the FOMC decided to lower the target range for the federal funds rate to a range of 4.50% to 4.75% and then again at its meeting on December 18, 2024 to a range of 4.25% to 4.50%. At its most recent meeting on May 7, 2025, the FOMC decided to maintain the target range for the federal funds rate at the range established following its December 18, 2024 meeting and indicated, in considering the extent and timing of additional adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC further indicated it is strongly committed to supporting maximum employment and reducing the annual inflation rate to its 2 percent objective.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 34% of the outstanding principal balance of our loans, gross of outstanding interest rate swaps as described further below, as of March 31, 2025 was indexed to a market rate that is expected to reprice with similar magnitude and direction as the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion on March 31, 2025, representing approximately 13.2% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 11, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, tangible net income to average tangible shareholders’ equity, tangible operating net income to average tangible shareholders' equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) gains and losses on sales of securities available for sale, net, (ii) gains and losses on the sale of other assets, (iii) impairment charges on tax credit investments and associated tax credit benefits, (iv) OREO gains and losses, (v) merger and acquisition expenses, and (vi) certain discrete tax items. There were no expenses indirectly associated with OREO gains or losses, impairment charges on tax credit investments and associated tax credit benefits, or merger and acquisition expenses during the periods presented in this Quarterly Report on Form 10-Q.
We also present tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, average tangible shareholders’ equity, the ratios of tangible net income (loss) and tangible operating net income to average tangible shareholders’ equity and tangible book value per share, each of which excludes the impact of goodwill and other intangible assets, as we believe these financial measures provide investors with the ability to further assess our performance, identify trends in our core business and provide a comparison of our capital adequacy to other companies. We have included the tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.
In the first quarter of 2025, we changed our computation of operating net income to exclude, as an adjustment to net (loss) income in arriving at operating net income, income from investments held in rabbi trust and rabbi trust employee benefit expense. Management believes these changes result in a more meaningful measure of our financial performance and allow for better comparability to peer companies. Prior period results have been recast for comparability purposes.
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
The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Net (loss) income (GAAP)	$(217,666)	$38,647
Non-GAAP adjustments:
Add:
Noninterest (loss) income components:
Losses on sales of securities available for sale, net	269,638	—
Losses on sales of other assets	630	—
Noninterest expense components:
Merger and acquisition expenses	—	1,816
Total impact of non-GAAP adjustments	270,268	1,816
Less net tax (expense) benefit associated with non-GAAP adjustment (1)	(14,882)	503
Non-GAAP adjustments, net of tax	$285,150	$1,313
Operating net income (non-GAAP)	$67,484	$39,960

Weighted average common shares outstanding during the period:
Basic	200,020,707	162,863,540
Diluted	201,415,845	163,188,410

(Loss) earnings per share, basic	$(1.09)	$0.24
(Loss) earnings per share, diluted	$(1.08)	$0.24

Operating earnings per share, basic (non-GAAP)	$0.34	$0.25
Operating earnings per share, diluted (non-GAAP)	$0.34	$0.24
(1)The net tax (expense) benefit associated with these items is generally determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. For discussion regarding the net tax expense recognized for the three months ended March 31, 2025, refer to Note 8, “Income Taxes” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest (loss) income, noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net interest income (GAAP)	$188,899	$129,900
Add:
Tax-equivalent adjustment (non-GAAP)	4,607	4,483
Fully-taxable equivalent net interest income on an operating basis (non-GAAP)	193,506	134,383
Noninterest (loss) income (GAAP)	(236,118)	27,692
Less:
Losses on sales of securities available for sale, net	(269,638)	—
Losses on sales of other assets	(630)	—
Noninterest income on an operating basis (non-GAAP)	34,150	27,692
Noninterest expense (GAAP)	$130,120	$101,202
Less:
Merger and acquisition expenses	—	1,816
Noninterest expense on an operating basis (non-GAAP)	130,120	99,386
Amortization of intangible assets	7,808	504
Noninterest expense for calculation of operating efficiency ratio (non-GAAP)	$122,312	$98,882
Total (loss) revenue (GAAP)	$(47,219)	$157,592
Total operating revenue (non-GAAP)	$227,656	$162,075
Ratios:
Efficiency ratio (GAAP)	(275.57)%	64.22%
Operating efficiency ratio (non-GAAP)	53.73%	61.01%
The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of March 31,	As of December 31,
	2025	2024
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$3,582,934	$3,611,967
Less: Goodwill and other intangibles	1,042,351	1,050,158
Tangible shareholders’ equity (non-GAAP)	2,540,583	2,561,809
Tangible assets:
Total assets (GAAP)	24,986,041	25,557,880
Less: Goodwill and other intangibles	1,042,351	1,050,158
Tangible assets (non-GAAP)	$23,943,690	$24,507,722
Shareholders’ equity to assets ratio (GAAP)	14.3%	14.1%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	10.6%	10.5%
Book value per share:
Common shares issued and outstanding	211,560,177	213,909,472
Book value per share (GAAP)	$16.94	$16.89
Tangible book value per share (non-GAAP)	$12.01	$11.98

The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net (loss) income and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Tangible net (loss) income:
Net (loss) income (GAAP)	$(217,666)	$38,647
Add: Amortization of intangible assets	7,808	504
Less: Tax effect of amortization of intangible assets (3)	2,163	140
Tangible net (loss) income (non-GAAP)	$(212,021)	$39,011

Operating net income (non-GAAP) (1)	$67,484	$39,960
Add: Amortization of intangible assets	7,808	504
Less: Tax effect of amortization of intangible assets (3)	2,163	140
Tangible operating net income (non-GAAP)	$73,129	$40,324

Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$3,583,292	$2,970,759
Less: Average goodwill and other intangibles	1,047,469	566,027
Average tangible shareholders’ equity (non-GAAP)	$2,535,823	$2,404,732
Ratios:
(Loss) return on average total shareholders’ equity (GAAP) (2)	(24.64)%	5.23%
(Loss) return on average tangible shareholders’ equity (non-GAAP) (2)	(33.91)%	6.52%
Operating return on average tangible shareholders’ equity (non-GAAP) (2)	11.70%	6.74%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net (loss) income.
(2)Presented on an annualized basis.
(3)The tax effect of amortization of intangible assets was calculated using our combined statutory tax rate of 27.7% for the three months ended March 31, 2025 and 2024.
Financial Position
Summary of Financial Position

	As of March 31, 2025	As of December 31, 2024	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$368,803	$1,006,880	$(638,077)	(63.4)%
Securities available for sale	4,003,929	4,021,598	(17,669)	(0.4)%
Securities held to maturity	440,850	420,715	20,135	4.8%
Loans, net of allowance for loan losses	17,691,385	17,549,402	141,983	0.8%
Federal Home Loan Bank stock	9,224	5,865	3,359	57.3%
Goodwill and other intangible assets	1,042,351	1,050,158	(7,807)	(0.7)%
Deposits	20,797,102	21,319,340	(522,238)	(2.4)%
Borrowed funds	54,909	66,179	(11,270)	(17.0)%
Cash and cash equivalents
Total cash and cash equivalents decreased by $638.1 million, or 63.4%, to $368.8 million at March 31, 2025 from $1.0 billion at December 31, 2024. This decrease was primarily due to a decrease in total deposits of $522.2 million and an increase in gross loans of $125.4 million. For further discussion of the change in deposits and loans, refer to the later “Deposits” and “Loans” sections in this Item 2.
Securities
Our current investment policy authorizes us to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, corporate debt obligations, asset-backed securities and municipal securities. The Risk Management Committee of our Board of Directors is responsible for approving and overseeing our investment policy, which it reviews at least annually. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and market risk considerations. We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk investment products. We typically invest in the following types of securities:
U.S. government securities: As of March 31, 2025, our U.S. government securities consisted of U.S. Treasury securities. As of December 31, 2024, our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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

The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of March 31, 2025	As of December 31, 2024
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,647,638	$2,561,895
Government-sponsored commercial mortgage-backed securities	1,076,769	1,161,111
U.S. Agency bonds	—	17,672
U.S. Treasury securities	100,119	97,619
State and municipal bonds and obligations	179,403	183,301
Total available for sale securities, at fair value	4,003,929	4,021,598
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	227,145	231,709
Government-sponsored commercial mortgage-backed securities	188,043	189,006
State and municipal bonds and obligations	7,662	—
Corporate note	18,000	—
Total held to maturity securities, at amortized cost	440,850	420,715
Total	$4,444,779	$4,442,313
Our securities portfolio decreased $2.5 million, or 0.1%, at December 31, 2024. This slight decrease was primarily due to the offsetting effect of sales of AFS securities of $1.3 billion and purchases of AFS and HTM securities of $1.3 billion.
We did not have trading investments at March 31, 2025 or December 31, 2024.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $186.7 million at March 31, 2025 compared to $183.1 million at December 31, 2024.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both March 31, 2025 and December 31, 2024, we had no securities categorized as Level 3 within the fair value hierarchy.

The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended March 31, 2025 and December 31, 2024. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of March 31, 2025 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.65%	2.38%	1.69%	2.92%	2.91%
Government-sponsored commercial mortgage-backed securities	—	3.96	1.99	2.03	3.03
U.S. Treasury securities	3.15	4.19	—	—	3.67
State and municipal bonds and obligations	2.44	2.80	3.62	4.12	3.71
Total available for sale securities	3.06%	3.88%	2.69%	2.82%	2.99%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.36	—	2.22
State and municipal bonds and obligations	—	—	—	5.29	5.29
Corporate note	—	—	7.25	—	7.25
Total held to maturity securities	—%	2.16%	3.56%	2.94%	2.81%
Total	3.06%	3.61%	3.03%	2.83%	2.98%

	Securities Maturing as of December 31, 2024 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.83%	2.37%	1.68%	1.71%	1.72%
Government-sponsored commercial mortgage-backed securities	—	1.96	2.32	1.94	2.02
U.S. Agency bonds	—	1.56	—	—	1.56
U.S. Treasury securities	3.15	0.78	—	—	1.96
State and municipal bonds and obligations	2.40	2.76	3.59	4.12	3.70
Total available for sale securities	3.07%	1.91%	2.49%	1.82%	1.89%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.36	—	2.22
Total held to maturity securities	—%	2.16%	2.36%	2.86%	2.57%
Total	3.07%	1.95%	2.47%	1.88%	1.95%
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

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

			Change
	As of March 31, 2025	As of December 31, 2024	Amount ($)	Percentage (%)
	(Dollars in thousands)
Commercial and industrial	$3,442,691	$3,296,068	$146,623	4.4%
Commercial real estate	7,176,744	7,119,523	57,221	0.8%
Commercial construction	461,269	494,842	(33,573)	(6.8)%
Business banking	1,419,943	1,448,176	(28,233)	(1.9)%
Residential real estate	4,038,712	4,063,659	(24,947)	(0.6)%
Consumer home equity	1,405,261	1,385,394	19,867	1.4%
Other consumer	259,865	271,422	(11,557)	(4.3)%
Total gross loans	$18,204,485	$18,079,084	$125,401	0.7%
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $0.1 billion, or 0.7%, to $18.2 billion at March 31, 2025 from $18.1 billion at December 31, 2024. The increase was primarily due to continued investment in resources targeted to grow our commercial and industrial loan portfolio.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and it is concentrated in the New England geographical area, with 81.6% of our commercial loans in Massachusetts and New Hampshire as of March 31, 2025.
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
Special mention, substandard and doubtful loans totaled 4.8% and 4.9% of total commercial loans outstanding at March 31, 2025 and December 31, 2024, respectively.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio was 0.62% at both March 31, 2025 and December 31, 2024.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	March 31, 2025	December 31, 2024
Portfolio
Commercial and industrial	0.18%	—%
Commercial real estate	0.49%	0.46%
Commercial construction	—%	—%
Business banking	1.34%	1.19%
Residential real estate	0.80%	1.04%
Consumer home equity	1.34%	1.29%
Other consumer	0.52%	0.62%
Total	0.62%	0.62%
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
NPLs decreased $44.2 million, or 32.5%, to $91.6 million at March 31, 2025 from $135.8 million at December 31, 2024. NPLs as a percentage of total loans decreased to 0.51% at March 31, 2025 from 0.76% at December 31, 2024. The decrease was primarily due to the sale of one non-performing commercial and industrial loan and the transfer of another commercial real estate loan to held for sale during the three months ended March 31, 2025.
The total amount of interest recorded on NPLs during both the three months ended March 31, 2025 and 2024 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.3 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. The aggregate amortized cost balance as of March 31, 2025 and March 31, 2024 of loans modified during the three months ended March 31, 2025 and 2024, respectively, which were determined to be modifications to borrowers experiencing financial difficulty was $4.4 million and $1.1 million, respectively.
As of March 31, 2025 and 2024, there were no loans that had been modified to borrowers experiencing financial difficulty during the during the twelve-month periods then ended which had subsequently defaulted during the three months ended March 31, 2025 or 2024, respectively.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the merger date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the merger date. As of March 31, 2025 and December 31, 2024, the carrying amount of PCD loans was $288.6 million and $331.4 million, respectively.

Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit the potential to be unable to comply in the future with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $39.3 million, or 9.5%, to $451.3 million at March 31, 2025 from $412.0 million at December 31, 2024. These loans as a percentage of total loans increased to 2.5% at March 31, 2025 from 2.3% at December 31, 2024. The increase in potential problem loans from December 31, 2024 to March 31, 2025 was primarily due to the downgrade of certain commercial real estate loans during the three months ended March 31, 2025.
Commercial Real Estate Office Exposure. Our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, and mixed-use properties where rental income is primarily from office space) totaled $1.0 billion as of both March 31, 2025 and December 31, 2024. As of March 31, 2025, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 92.0% of the total recorded investment balance of office-related CRE loans are located, and approximately 21.6% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as reduced occupancy as a result of the increase in hybrid and fully remote work arrangements post-COVID and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of March 31, 2025, seven of these loans, which had a total recorded investment balance of $42.8 million, were on non-accrual status. As of December 31, 2024, twelve of these loans were on non-accrual status and had a total recorded investment balance of $87.0 million.
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	March 31, 2025	December 31, 2024
	(In thousands)
Commercial real estate
Pass	$829,483	$848,526
Special mention	75,935	30,409
Substandard	47,379	71,088
Doubtful	42,760	87,012
Total commercial real estate	$995,557	$1,037,035
Commercial construction
Pass	$—	$—
Special mention	1,605	621
Substandard	—	779
Doubtful	—	—
Total commercial construction	$1,605	$1,400
Total	$997,162	$1,038,435
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	March 31, 2025	December 31, 2024
	(In thousands)
Commercial real estate
Office	$570,312	$617,089
Medical office	81,217	81,980
Mixed-use	344,028	337,966
Total commercial real estate	$995,557	$1,037,035
Commercial construction
Office	$1,605	$1,400
Medical office	—	—
Mixed-use	—	—
Total commercial construction	$1,605	$1,400
Total	$997,162	$1,038,435
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

The allowance for loan losses decreased by $4.6 million, or 2.0%, to $224.3 million, or 1.25% of total loans, at March 31, 2025 from $229.0 million, or 1.29% of total loans at December 31, 2024. The decrease in the allowance for loan losses for the three months ended March 31, 2025 was primarily due to a reduction in specific reserves that was driven by the transfer of a non-performing commercial real estate loan to held-for-sale classification and the sale of a non-performing commercial and industrial loan, both of which had previously been reserved for on a specific reserve basis.
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets. Our reserve for unfunded lending commitments remained consistent at $13.0 million at March 31, 2025 compared to $13.1 million at December 31, 2024.
The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$(11)	$(25)
Commercial real estate	10,893	7,118
Commercial construction	—	—
Business banking	20	(308)
Residential real estate	(39)	(21)
Consumer home equity	—	2
Other consumer	379	488
Total net loan charge-offs	$11,242	$7,254
Average loans:
Commercial and industrial	$3,340,051	$3,077,660
Commercial real estate	7,224,155	5,582,309
Commercial construction	452,187	361,425
Business banking	1,288,556	1,002,905
Residential real estate	3,912,382	2,569,324
Consumer home equity	1,394,282	1,214,191
Other consumer	222,095	205,900
Average total loans (1)	$17,833,708	$14,013,714
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.00%	0.00%
Commercial real estate	0.15	0.13
Commercial construction	—	—
Business banking	0.00	(0.03)
Residential real estate	0.00	0.00
Consumer home equity	—	0.00
Other consumer	0.17	0.24
Total net charge-offs to average loans outstanding during the period:	0.06%	0.05%
Total loans	$17,915,695	$14,055,800
Total non-accrual loans	$91,626	$57,173
Allowance for loan losses	$224,310	$149,190
Allowance for loan losses as a percent of total loans	1.25%	1.06%
Non-accrual loans as a percent of total loans	0.51%	0.41%
Allowance for loan losses as a percent of non-accrual loans	244.81%	260.94%
(1)Average loan balances exclude loans held for sale

Non-accrual loans increased $34.5 million, or 60.3%, to $91.6 million at March 31, 2025 from $57.2 million at March 31, 2024, primarily due to loans acquired from Cambridge and which were already on non-accrual or were transferred to non-accrual following the completion of the merger. As of March 31, 2025, the amount of loans on non-accrual which were acquired from Cambridge was $47.9 million. This increase was partially offset by the sale of one non-performing commercial and industrial loan and the transfer of one commercial real estate loan to held for sale during the three months ended March 31, 2025. For additional information regarding the credit quality of our loans, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of March 31, 2025			As of December 31, 2024
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$46,490	20.73%	19.05%	$41,090	17.95%	18.24%
Commercial real estate	106,634	47.53%	39.67%	116,175	50.74%	39.37%
Commercial construction	8,514	3.80%	2.56%	8,462	3.70%	2.74%
Business banking	20,315	9.06%	7.86%	19,899	8.69%	8.01%
Residential real estate	31,096	13.86%	21.80%	32,291	14.10%	22.48%
Consumer home equity	6,891	3.07%	7.84%	7,472	3.26%	7.66%
Other consumer	4,370	1.95%	1.22%	3,563	1.56%	1.50%
Total	$224,310	100.00%	100.00%	$228,952	100.00%	100.00%
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
We held an investment in the FHLBB of $9.2 million and $5.9 million at March 31, 2025 and December 31, 2024, respectively. The amount of stock we are required to purchase is proportional to our FHLB borrowings and level of total assets.
Goodwill and other intangible assets

The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below:

	March 31, 2025	December 31, 2024
	(In thousands)
Balances not subject to amortization
Goodwill	$914,957	$914,957
Balances subject to amortization
Core deposit intangibles	104,589	111,296
Customer list intangible	21,809	22,841
Trade name intangible	996	1,064
Total balances subject to amortization	127,394	135,201
Total goodwill and other intangible assets	$1,042,351	$1,050,158
The balance of our goodwill and core deposit intangible asset was $1.0 billion and $1.1 billion at March 31, 2025 and December 31, 2024, respectively. The decrease in goodwill and other intangible assets at March 31, 2025 from December 31, 2024 was due to regular amortization of our other intangible assets during the three months ended March 31, 2025. We did not record any impairment to our goodwill or other intangible assets during the three months ended March 31, 2025.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of March 31, 2025	As of December 31, 2024	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$5,974,355	$5,992,082	$(17,727)	(0.3)%
Interest checking	4,366,589	4,606,250	(239,661)	(5.2)%
Savings	1,649,951	1,648,323	1,628	0.1%
Money market investments	5,615,296	5,736,362	(121,066)	(2.1)%
Certificate of deposits	3,190,911	3,336,323	(145,412)	(4.4)%
Total deposits	$20,797,102	$21,319,340	$(522,238)	(2.4)%
Deposits decreased by $0.5 billion, or 2.4%, to $20.8 billion at March 31, 2025 from $21.3 billion at December 31, 2024. This decrease was primarily driven by regular deposit outflows during the three months ended March 31, 2025.
The Bank’s estimate of total uninsured deposits was $8.6 billion and $9.0 billion at March 31, 2025 and December 31, 2024, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $6.7 billion and $6.9 billion at March 31, 2025 and December 31, 2024, respectively.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Three Months Ended March 31, 2025		For the Year Ended December 31, 2024
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,742,132	—%	$5,348,124	—%
Interest checking	4,492,879	0.91%	4,167,043	1.04%
Savings (1)	1,648,234	0.29%	1,487,842	0.21%
Money market investments	5,733,572	2.24%	5,283,231	2.66%
Certificate of deposits	3,211,280	4.17%	3,146,139	4.78%
Total deposits	$20,828,097	1.48%	$19,432,379	1.74%
(1)Includes the reclassification of the escrow deposits of borrowers to deposit savings accounts recorded in the first quarter of 2025 for comparability purposes.
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of March 31, 2025	As of December 31, 2024
Maturing in	(In thousands)
Three months or less	$531,190	$416,015
Over three months through six months	328,295	544,598
Over six months through 12 months	194,632	156,565
Over 12 months	3,312	5,161
Total	$1,057,429	$1,122,339
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity. The following table sets forth the balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of March 31, 2025	As of December 31, 2024	Amount ($)	Percentage (%)
	(In thousands)
Interest rate swap collateral funds	$34,781	$48,590	$(13,809)	(28.4)%
FHLB advances	20,128	17,589	2,539	14.4%
Total	$54,909	$66,179	$(11,270)	(17.0)%
Our total borrowings decreased by $11.3 million to $54.9 million at March 31, 2025 compared to $66.2 million at December 31, 2024. The decrease was primarily due to decreased balances of interest rate swap collateral funds. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.
Results of Operations
Summary of Results of Operations

	Three Months Ended March 31,
			Change
	2025	2024	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$265,705	$202,611	$63,094	31.1%
Interest expense	76,806	72,711	4,095	5.6%
Net interest income	188,899	129,900	58,999	45.4%
Provision for allowance for loan losses	6,600	7,451	(851)	(11.4)%
Noninterest (loss) income	(236,118)	27,692	(263,810)	(952.7)%
Noninterest expense	130,120	101,202	28,918	28.6%
Income tax expense	33,727	10,292	23,435	227.7%
Net (loss) income	(217,666)	38,647	(256,313)	(663.2)%
Comparison of the three months ended March 31, 2025 and 2024
Interest and Dividend Income
Interest and dividend income increased by $63.1 million, or 31.1%, to $265.7 million during the three months ended March 31, 2025 from $202.6 million during the three months ended March 31, 2024. The increase was due to an increase in the average balance and yields of our loan portfolio. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on loans increased $58.5 million, or 34.4%, to $228.5 million during the three months ended March 31, 2025 from $170.0 million during the three months ended March 31, 2024. The increase in interest income on our loans was due to an increase in both the average balance and yield of such loans. The average balance of our loan portfolio increased $3.8 billion, or 27.3%, to $17.8 billion during the three months ended March 31, 2025 from $14.0 billion during the three months ended March 31, 2024, which was primarily due to loans acquired in connection with our merger with Cambridge which was completed in the third quarter of 2024. The overall yield on our loans increased 29 basis points during the three months ended March 31, 2025 in comparison to the three months ended March 31, 2024, which was primarily due to the accretion of the discount recorded related to loans acquired in our merger with Cambridge.
•Interest income on securities and other short-term investments increased by $4.6 million, or 14.1%, to $37.2 million during the three months ended March 31, 2025 from $32.6 million during the three months ended March 31, 2024. The increase was primarily due to an increase in our combined yield on our securities and other short-term investments, which increased 66 basis points during the three months ended March 31, 2025 in comparison to the three months ended March 31, 2024 due to sales of AFS securities and the purchase of new securities with higher yields. Partially offsetting this increase was a decrease in the average balance of our securities and other short-term investments during the three months ended March 31, 2025, which resulted from sales of AFS securities, maturities and principal paydowns during the three months ended March 31, 2025.
Interest Expense
During the three months ended March 31, 2025, interest expense increased $4.1 million to $76.8 million from $72.7 million during the three months ended March 31, 2024. This increase was primarily attributable to an increase in deposit interest expense and an increase in borrowings interest expense.
During the three months ended March 31, 2025, interest expense on our interest-bearing deposits increased by $3.5 million to $76.0 million from $72.5 million during the three months ended March 31, 2024. This increase was due to an increase in the average balance of interest-bearing deposits. During the three months ended March 31, 2025, average interest-bearing deposits increased by $2.5 billion, or 19.8%, to $15.1 billion from $12.6 billion during the three months ended March 31, 2024 primarily as a result of our merger with Cambridge which added approximately $2.9 billion in interest-bearing deposits.
Interest expense related to our borrowings increased by $0.6 million to $0.8 million during three months ended March 31, 2025 from $0.3 million during the three months ended March 31, 2024. The increase in borrowings interest expense during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to an increase in our utilization of our FHLB borrowing capacity.

Net Interest Income
Net interest income increased by $59.0 million, or 45.4%, to $188.9 million during the three months ended March 31, 2025 from $129.9 million for the three months ended March 31, 2024. Net interest income increased due to an increase in our net interest margin as well as an increase in the average balance of net interest-earning assets of $0.5 billion, or 6.9%, to $8.1 billion during the three months ended March 31, 2025 from $7.5 billion during the three months ended March 31, 2024.
The following chart shows our net interest margin over the past five quarters:

Net Interest Margin ("NIM")
3.50%
3.25%
3.00%
2.75%
2.50%
2024 Q1
2024 Q2
2024 Q3
2024 Q4
2025 Q1
NIM

Net interest margin is determined by dividing FTE net interest income by average total interest-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using marginal tax rates of 21.8% and 21.7% for the three months ended March 31, 2025 and 2024, respectively.
Net interest margin increased 70 basis points during the three months ended March 31, 2025 to 3.38% from 2.68% during the three months ended March 31, 2024. The increase in net interest margin for the three months ended March 31, 2025 from the three months ended March 31, 2024 was primarily due to an increase in our average balance and yield on interest-earning assets combined with a decrease in the average cost of our interest-bearing liabilities.

The following tables set forth average balance sheet items, annualized average yields and costs, and certain other information for the periods indicated. All average balances in the table reflect daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums that are accreted or amortized to interest income or expense.
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended March 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$12,304,951	$163,837	5.40%	$10,024,299	$126,842	5.09%
Residential	3,913,793	42,669	4.42%	2,570,803	23,994	3.75%
Consumer	1,616,376	26,174	6.57%	1,420,091	23,237	6.58%
Total loans	17,835,120	232,680	5.29%	14,015,193	174,073	5.00%
Non-taxable investment securities	196,073	1,836	3.80%	197,467	1,828	3.72%
Taxable investment securities	4,770,949	31,160	2.65%	5,377,101	23,373	1.75%
Other short-term investments	438,430	4,636	4.29%	576,537	7,820	5.46%
Total interest-earning assets	$23,240,572	$270,312	4.72%	$20,166,298	$207,094	4.13%
Non-interest-earning assets	1,829,737			950,893
Total assets	$25,070,309			$21,117,191
Interest-bearing liabilities:
Deposits:
Savings account	$1,648,234	$1,191	0.29%	$1,316,009	$43	0.01%
Interest checking account	4,492,879	10,049	0.91%	3,744,912	8,187	0.88%
Money market investment	5,733,572	31,707	2.24%	4,741,990	30,495	2.59%
Time account	3,211,280	33,051	4.17%	2,785,130	33,735	4.87%
Total interest-bearing deposits	15,085,965	75,998	2.04%	12,588,041	72,460	2.32%
Borrowings	85,779	808	3.82%	32,132	251	3.14%
Total interest-bearing liabilities	$15,171,744	$76,806	2.05%	$12,620,173	$72,711	2.32%
Demand accounts	5,742,132			4,989,245
Other noninterest-bearing liabilities	573,141			537,014
Total liabilities	21,487,017			18,146,432
Shareholders’ equity	3,583,292			2,970,759
Total liabilities and shareholders’ equity	$25,070,309			$21,117,191
Net interest income – FTE		$193,506			$134,383
Net interest rate spread (2)			2.67%			1.81%
Net interest-earning assets (3)	$8,068,828			$7,546,125
Net interest margin – FTE (4)			3.38%			2.68%
Average interest-earning assets to interest-bearing liabilities	153.18%			159.79%
(Loss) return on average assets (5)(6)	(3.52)%			0.74%
(Loss) return on average equity (5)(7)	(24.64)%			5.23%
Noninterest expense to average assets	2.10%			1.93%
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
2024 Q1
2024 Q2
2024 Q3
2024 Q4
2025 Q1
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded provisions for allowance for loan losses of $6.6 million and $7.5 million for the three months ended March 31, 2025 and 2024, respectively. For additional information regarding the change in the allowance for loan losses, including factors leading to the provision for allowance for loan losses recorded during the three months ended March 31, 2025, refer to Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Management’s estimate of our allowance for loan losses as of March 31, 2025 and the provision for allowance for loan losses for the three months ended March 31, 2025, was supported, in part, by Oxford Economics’ March 2025 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will slightly grow in 2025, but uncertainty around certain United States’ fiscal policies, such as tariff rates imposed on other countries, make it difficult to predict the future of the United States’ economic performance. Further, the forecast assumed that the FOMC will decrease federal funds rates once in 2025 which is forecasted for December 2025. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience growth of GDP on an annual basis in 2025 of 0.4%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $15.9 million as of March 31, 2025. The upside scenario assumed GDP growth on an annual basis of 2.6%, along with sustained recovery. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $7.0 million as of March 31, 2025.

Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended March 31,
			Change
	2025	2024	Amount	%
	(Dollars in thousands)
Investment advisory fees	$16,437	$6,544	$9,893	151.2%
Service charges on deposit accounts	8,315	7,508	807	10.7%
Card income	3,920	3,926	(6)	(0.2)%
Interest rate swap income	488	667	(179)	(26.8)%
(Loss) income from investments held in rabbi trusts	(1,257)	4,318	(5,575)	(129.1)%
Losses on sales of mortgage loans held for sale, net	(133)	(58)	(75)	129.3%
Losses on sales of securities available for sale, net	(269,638)	—	(269,638)	100.0%
Other	5,750	4,787	963	20.1%
Total noninterest (loss) income	$(236,118)	$27,692	$(263,810)	(952.7)%
Noninterest loss was $263.8 million for the three months ended March 31, 2025 compared to income of $27.7 million for the three months ended March 31, 2024. This decrease to a net loss was primarily due to $269.6 million of losses on sales of securities available for sale during the three months ended March 31, 2025 and a $5.6 million decrease in income from investments held in rabbi trusts. These items were partially offset by a $9.9 million increase in trust and investment advisory fees.
•Losses on sales of securities available for sale were $269.6 million for the three months ended March 31, 2025 due to an investment portfolio repositioning, which included the decision by management to sell certain available for sale securities. There were no sales of available for sale securities during the three months ended March 31, 2024.
•Income from investments held in rabbi trusts decreased primarily as a result of an unfavorable mark-to-market adjustment on equity securities held in those accounts for the three months ended March 31, 2025 resulting from a decrease in the market value of equity securities held in the rabbi trusts as compared to a favorable mark-to-market adjustment for the three months ended March 31, 2024.
•Trust and investment advisory fees increased due to an increase in our assets under management, which increased due to our merger with Cambridge through which we acquired $5.0 billion in assets held in a fiduciary, custodial or agency capacity for customers.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:

Noninterest Expense

	Three Months Ended March 31,
			Change
	2025	2024	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$79,859	$64,471	$15,388	23.9%
Occupancy and equipment	10,617	9,184	1,433	15.6%
Technology and data processing	18,015	16,509	1,506	9.1%
Professional services	2,924	3,512	(588)	(16.7)%
Marketing expenses	1,732	1,515	217	14.3%
FDIC insurance	3,288	2,285	1,003	43.9%
Amortization of intangible assets	7,808	504	7,304	1,449.2%
Other	5,877	3,222	2,655	82.4%
Total noninterest expense	$130,120	$101,202	$28,918	28.6%
Noninterest expense increased by $28.9 million, or 28.6%, to $130.1 million during the three months ended March 31, 2025 from $101.2 million during the three months ended March 31, 2024. The increase was primarily due a $15.4 million increase in salaries and employee benefits expense and a $7.3 million increase in amortization of intangible assets.
•Salaries and employee benefits increased primarily due to an increase in salaries and wages expense, an increase in incentive compensation, and an increase in FICA expense.
◦Salaries and wages expense increased $9.1 million primarily due to an increase in the number of employees as a result of our merger with Cambridge in addition to regular employee wage increases.
◦Incentives increased $3.8 million primarily due to an increase in the number employees participating in our incentive compensation plans which was primarily the result of our merger with Cambridge.
◦FICA expense increased primarily due to an increase in the number of employees, which was primarily driven by our merger with Cambridge.
•Amortization of intangible assets increased primarily as a result of an increase in intangible asset balances subject to amortization resulting from our merger with Cambridge which led to a corresponding increase in amortization expense.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Combined federal and state income tax provision	$33,727	$10,292
Effective income tax rate	(18.3)%	21.0%
Blended statutory tax rate	27.7%	27.7%
Income tax expense increased by $23.4 million to $33.7 million for the three months ended March 31, 2025 from $10.3 million for the three months ended March 31, 2024. We recorded net income tax expense during the three months ended March 31, 2025 despite a net loss recognized during the period. The loss on sale of securities recognized during the three months ended March 31, 2025 is not considered to be a discrete item for tax purposes and, therefore, the associated tax benefit of $67.9 million is realizable ratably over the full year. The increase in income tax expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the previously discussed partial recognition of the tax benefit associated with the sale of securities during the three months ended March 31, 2025.
Refer to Note 8, “Income Taxes” for further discussion regarding income taxes.

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
Comments on Recent Developments. During the past several years, the U.S. economy has experienced both sharp increases and decreases in interest rates. Refer to the earlier section titled “Outlook and Trends” within this Item 7, for a description of recent actions by the Federal Open Market Committee (“FOMC”) regarding changes to the range of the federal funds rate. Our market risk management framework is designed for the potential for such rapid changes in interest rates, by establishing policy limits on such rapid shocks and periodically back-testing modeled to actual results. Back-testing of top-line results as well as key assumptions is performed against established thresholds as part of our ongoing monitoring governance of our models, and results are reported to ALCO and MRM. Should back-testing results exceed established performance thresholds, the model and underlying assumptions will be reviewed for recalibration.
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

The tables below set forth, as of March 31, 2025 and December 31, 2024, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of March 31, 2025
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(2.5)%	(20.0)%
200	(0.9)%	(12.0)%
100	(0.3)%	(10.0)%
Flat	—%	—%
(100)	0.3%	(10.0)%
(200)	0.7%	(12.0)%
(400)	4.5%	(20.0)%

	As of December 31, 2024
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(2.1)%	(20.0)%
200	(0.9)%	(12.0)%
100	(0.4)%	(10.0)%
Flat	—%	—%
(100)	0.2%	(10.0)%
(200)	0.3%	(12.0)%
(400)	2.4%	(20.0)%
(1)Assumes an immediate uniform change in market interest rates at all maturities.
As of March 31, 2025, our model, as indicated above, shows a decline in our net interest income in rising rate scenarios. In the rising rate scenarios, funding costs are modeled to rise faster than income on earning assets, due, in part, to the mix of funding which has shifted towards higher rate paying deposits, which are more sensitive to changes in interest rates. As shown in the table above, the model generated similar results as of December 31, 2024. That is, the model showed a decline in our net interest income in the rising rate scenarios as funding costs were modeled to rise faster than income on earning assets, due, in part, to the shift in our mix of funding. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period.
Management may use techniques such as investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. Hedging strategies such as, for example, receive-fixed and pay-fixed swaps, interest rate caps, floors, or collars, may be used to protect against benchmark interest rates either rising or falling. The type of derivatives we primarily use to hedge market risk are interest rate swap agreements designated as cash flow hedging instruments. When the Federal Reserve began raising interest rates in March of 2022 from very low levels, management began evaluating a derivative strategy designed to limit our exposure to downward rate scenarios. In 2022, management executed a total of $2.4 billion in notional value of receive-fixed interest rate swap agreements on floating-rate loans. These swaps are designated as cash flow hedges and management believes these derivatives provide significant protection against falling interest rates, as they have the effect of converting floating rate loan exposure to fixed rates. These receive-fixed swaps constitute the entirety of our current hedge portfolio. Management may, from time to time, due to actual or projected changes in market rates or our risk exposure, evaluate other hedging strategies, although we believe our current Net Interest Income and Economic Value of Equity simulation analyses support maintaining the current derivatives strategy. For additional information related to our interest rate derivative financial instruments, see Note 11, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our EVE model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at both March 31, 2025 and December 31, 2024. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
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
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)	As of March 31, 2025
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(11.2)%	(30.0)%	22.16%
200	(6.2)%	(20.0)%	22.29%
100	(3.2)%	N/A	22.40%
Flat	—	—%	22.51%
(100)	3.1%	N/A	22.56%
(200)	5.1%	(20.0)%	22.38%
(400)	5.9%	(30.0)%	21.44%

Change in Interest Rates (basis points) (1)	As of December 31, 2024
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(10.8)%	(30.0)%	22.34%
200	(5.7)%	(20.0)%	22.50%
100	(3.0)%	N/A	22.56%
Flat	—	—%	22.65%
(100)	3.2%	N/A	22.73%
(200)	5.6%	(20.0)%	22.63%
(400)	8.8%	(30.0)%	22.06%
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
We participate in a reciprocal deposit network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other banks in the same network depending on our funding needs. At both March 31, 2025 and December 31, 2024 we had no one-way sell deposits. At March 31, 2025 and December 31, 2024, we had $2.0 billion and $2.1 billion, respectively, of reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At March 31, 2025, we had $20.1 million in outstanding advances and the ability to borrow up to an additional $1.7 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At March 31, 2025, we had the ability to borrow up to $2.9 billion from the Federal Reserve Bank of Boston Discount Window. At March 31, 2025, cash and cash equivalents were $368.8 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $4.6 billion, providing total liquidity sources of $5.0 billion. These liquidity sources provided 74% coverage of all customer uninsured and uncollateralized deposits, which totaled $6.7 billion, or 32% of total deposits, as of March 31, 2025. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” section within this Item 2.
Sources of Liquidity

	As of March 31, 2025		As of December 31, 2024
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
Reciprocal deposits	$2,013,100	$—	$2,063,135	$—
Federal Home Loan Bank (1)	20,128	1,681,165	17,589	2,375,565
Federal Reserve Bank of Boston- Discount Window (2)	—	2,909,090	—	2,825,634
Total	$2,033,228	$4,590,255	$2,080,724	$5,201,199
(1)As of March 31, 2025 and December 31, 2024, loans with a carrying value of $2.2 billion and $2.3 billion, respectively, and securities with a carrying value of $0.3 billion and $1.0 billion, respectively, were pledged to the FHLBB resulting in this additional unused borrowing capacity.
(2)As of March 31, 2025 and December 31, 2024, loans with a carrying value of $3.6 billion and $3.1 billion, respectively, and securities with a carrying value of $440.5 million and $794.8 million, respectively, were pledged to the Discount Window, resulting in this additional borrowing capacity.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At March 31, 2025 and December 31, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10.0%; (2) a minimum of common equity Tier 1 capital ratio of 6.5%; (3) a minimum of Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of March 31, 2025 and December 31, 2024. There have been no conditions or events that management believes would cause a change in the Company’s categorization.

The Company’s actual capital ratios are presented in the following table:

	As of March 31, 2025	As of December 31, 2024
Capital Ratios:
Average equity to average assets (1)	14.29%	14.03%
Total regulatory capital (to risk-weighted assets)	15.19%	16.78%
Common equity Tier 1 capital (to risk-weighted assets)	14.14%	15.73%
Tier 1 capital (to risk-weighted assets)	14.14%	15.73%
Tier 1 capital (to average assets) leverage	11.68%	12.43%
(1)The ratio presented as of March 31, 2025 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At March 31, 2025, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2024 Form 10-K.
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
At March 31, 2025, we had $6.7 billion of commitments to originate loans, comprised of $4.0 billion of commitments under commercial loans and lines of credit (including $625.3 million of unadvanced portions of construction loans), $2.3 billion of commitments under home equity loans and lines of credit, $221.1 million in standard overdraft coverage commitments, $27.6 million of unfunded commitments related to residential real estate loans and $130.2 million in other consumer loans and lines of credit. In addition, at March 31, 2025, we had $83.4 million in standby letters of credit outstanding. We also had $7.1 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Executive Chair (the Company’s principal executive officer) along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Executive Chair along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see “Business—Legal and Regulatory Proceedings” in Part I, Item 1 of the 2024 Form 10-K.
As of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceeding as a plaintiff or a defendant the outcome of which we believe would be material to our financial condition or results of operations. For additional information related to the Company’s ongoing legal proceedings see Note 10, “Commitments and Contingencies” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2024 Form 10-K as updated by Part II, Item 1A “Risk Factors” in our Q1 Form 10-Q as of and for the period ended March 31, 2025. Except for the additional risk factors below, as of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2024 Form 10-K, as updated by the Q1 Form 10-Q as of and for the period ended March 31, 2025.
Risks Related to Our Acquisition Strategy
The market price of the Company’s common stock after the prospective merger with HarborOne may be affected by factors different from those currently affecting shares of Company common stock.
Subject to the receipt of regulatory and shareholder approvals, and the satisfaction of other closing conditions, upon the completion of the merger with HarborOne, the Company expects to incorporate HarborOne’s business into its own to create a combined enterprise. While we believe there are significant similarities and expected synergies in core business activities and geographical locations of our businesses and services, the Company’s business differs from that of HarborOne. Accordingly, the results of operations of the Company and the market price of the Company’s common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and HarborOne.
The Company may fail to realize all of the anticipated benefits of the merger, particularly if the integration of the Company’s and HarborOne’s businesses is more difficult than expected.
The Company may fail to realize some or all of the anticipated benefits of the transaction if the integration process takes longer or is more costly than expected. Furthermore, any number of unanticipated adverse occurrences for either the business of HarborOne or the Company may cause us to fail to realize some or all of the expected benefits. The integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Each of these issues might adversely affect the Company, HarborOne or both during the transition period, resulting in adverse effects on the Company following the merger. Additionally, our assumptions regarding the fair value of assets being acquired or projections of future benefits following the merger could prove to be inaccurate. As a result, revenues may be lower than expected or costs may be higher than expected and the overall benefits of the merger may not be as great as anticipated, any of which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
The Company may be unable to retain Company and/or HarborOne personnel successfully while the merger is pending or after the merger is completed.
The success of the merger will depend in part on the Company’s ability to retain the talents and dedication of key employees currently employed by the Company and HarborOne. It is possible that these employees may decide not to remain with the Company or HarborOne, as applicable, while the merger is pending or with the Company after the merger is completed. If the Company and HarborOne are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and HarborOne could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the Company’s business activities may be adversely affected, and management’s attention may be diverted from successfully integrating the Company and HarborOne to hiring suitable replacements, all of which may cause the Company’s business to suffer. In addition, the Company and HarborOne may not be able to locate or retain suitable replacements for any key employees who leave either company.
The Company and HarborOne have incurred and expect to continue to incur significant costs related to the merger and integration.
The Company and HarborOne expect to continue to incur significant, non-recurring costs in connection with negotiating the merger agreement and closing the merger. In addition, the Company will incur integration costs following the completion of the merger as the Company integrates the HarborOne business, including facilities and systems consolidation costs and employment-related costs. The Company and HarborOne will also incur significant legal, financial advisory, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with seeking required shareholder and regulatory approvals. Some of these costs incurred by the Company are payable regardless of whether the merger is completed.
The Company and HarborOne may also incur additional costs to maintain employee morale and to retain key employees. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized sufficiently to offset these transaction and integration costs over time.
Regulatory approvals related to the merger may not be received, may take longer to receive than expected, or may impose burdensome conditions, which could impose additional costs and could delay or prevent completion of the merger.
Before the merger may be completed, certain approvals or consents must be obtained from various bank regulatory and other authorities of the United States and the Commonwealth of Massachusetts. These governmental entities, including the Federal Reserve Board, the FDIC and the Massachusetts Division of Banks, may impose conditions on the completion of the merger or require changes to the terms of the merger. Any such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the Company following the merger, any of which might have a material adverse effect on the Company following the merger. The Company is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a “Burdensome Condition” as defined in the merger agreement. Additionally, there can be no assurance as to whether the regulatory approvals will be received or the timing of the approvals.
The merger agreement is subject to termination in accordance with its terms, and the pending merger may not be timely completed or at all.
The merger agreement is subject to termination by mutual written consent or by the Company or HarborOne based upon factors such as a failure to obtain required regulatory or shareholder approvals; a breach of warranties, representations, or covenants; or other factors as set forth in the merger agreement. Additionally, either the Company or HarborOne may terminate the merger agreement if the merger has not been completed by April 24, 2026, unless the failure of the merger to be completed has resulted from the failure of the party seeking to terminate the merger agreement to perform its obligations.
Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of the Company and HarborOne.
Shareholders of the Company and/or HarborOne may file lawsuits against the Company, HarborOne and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or HarborOne defendants from completing the merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to the Company and/or HarborOne, including any cost associated with the indemnification of directors and officers of each company.
If the merger is not consummated by April 24, 2026, either the Company or HarborOne may choose not to proceed with the merger.

Either the Company or HarborOne may terminate the merger agreement if the merger has not been completed by April 24, 2026, unless the failure of the merger to be completed has resulted from the failure of the party seeking to terminate the merger agreement to perform its obligations.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2025:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs (1)
January 1, 2025 – January 31, 2025	934,859	$17.39	2,679,683	8,120,317
February 1, 2025 - February 28, 2025	—	—	2,679,683	8,120,317
March 1, 2025 – March 31, 2025	1,940,671	16.23	4,620,354	6,179,646
Total	2,875,530	$16.61
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
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Unaudited Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024, (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

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

EASTERN BANKSHARES, INC.

Date: May 8, 2025	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Executive Chair and Chair of the Board
(Principal Executive Officer)

Date: May 8, 2025	/s/ R. David Rosato
	By:	R. David Rosato
Chief Financial Officer
(Principal Financial Officer)