Form 10-Q
period 2025-06-30
Eastern Bankshares, Inc.
filed 2025-08-08
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
211,477,512 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of July 31, 2025.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$158,700	$92,590
Short-term investments	394,806	914,290
Cash and cash equivalents	553,506	1,006,880
Securities:
Available for sale (amortized cost $4,283,989 and $4,778,644, respectively)	3,896,221	4,021,598
Held to maturity (fair value $463,650 and $371,724, respectively)	499,159	420,715
Total securities	4,395,380	4,442,313
Loans held for sale	—	372
Loans	18,589,790	18,079,084
Allowance for loan losses	(232,113)	(228,952)
Unearned discounts and deferred fees, net	(274,667)	(300,730)
Net loans	18,083,010	17,549,402
Federal Home Loan Bank stock, at cost	6,254	5,865
Premises and equipment	66,437	66,641
Bank-owned life insurance	207,129	204,704
Goodwill and other intangibles, net	1,034,543	1,050,158
Deferred income taxes, net	279,301	332,128
Prepaid expenses	230,727	231,944
Other assets	599,881	667,473
Total assets	$25,456,168	$25,557,880
LIABILITIES AND EQUITY
Deposits:
Demand	$5,948,307	$5,992,082
Interest checking accounts	4,455,074	4,606,250
Savings accounts	1,605,103	1,648,323
Money market investment	5,964,553	5,736,362
Certificates of deposit	3,247,743	3,336,323
Total deposits	21,220,780	21,319,340
Borrowed funds:
Interest rate swap collateral funds	21,391	48,590
Federal Home Loan Bank advances	26,797	17,589
Total borrowed funds	48,188	66,179
Other liabilities	503,309	560,394
Total liabilities	21,772,277	21,945,913
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 211,463,296 and 213,909,472 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,115	2,141
Additional paid in capital	2,189,727	2,237,494
Unallocated common shares held by the Employee Stock Ownership Plan	(125,300)	(127,842)
Retained earnings	1,916,876	2,084,503
Accumulated other comprehensive loss, net of tax	(299,527)	(584,329)
Total shareholders’ equity	3,683,891	3,611,967
Total liabilities and shareholders’ equity	$25,456,168	$25,557,880
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$241,100	$172,514	$469,567	$342,495
Taxable interest and dividends on securities	34,113	22,724	65,273	46,097
Non-taxable interest and dividends on securities	1,767	1,439	3,209	2,876
Interest on federal funds sold and other short-term investments	2,359	10,699	6,995	18,519
Total interest and dividend income	279,339	207,376	545,044	409,987
Interest expense:
Interest on deposits	76,706	78,483	152,704	150,943
Interest on borrowings	603	244	1,411	495
Total interest expense	77,309	78,727	154,115	151,438
Net interest income	202,030	128,649	390,929	258,549
Provision for allowance for loan losses	7,600	6,126	14,200	13,577
Net interest income after provision for allowance for loan losses	194,430	122,523	376,729	244,972
Noninterest income (loss):
Investment advisory fees	17,282	6,711	33,719	13,255
Service charges on deposit accounts	8,244	7,930	16,559	15,438
Card income	4,230	4,075	8,150	8,001
Interest rate swap income	978	418	1,466	1,085
Income from investments held in rabbi trusts	5,727	1,761	4,470	6,079
Losses on sales of mortgage loans held for sale, net	(97)	(152)	(230)	(210)
Losses on sales of securities available for sale, net	—	(7,557)	(269,638)	(7,557)
Miscellaneous income and fees	5,869	12,164	12,249	16,951
Other non-operating income (loss)	618	(2)	(12)	(2)
Total noninterest income (loss)	42,851	25,348	(193,267)	53,040
Noninterest expense:
Salaries and employee benefits	80,696	64,835	160,555	129,303
Occupancy and equipment	11,230	10,098	21,847	19,276
Technology and data processing	18,395	15,741	36,410	31,385
Professional services	3,037	3,306	5,961	6,031
Marketing expenses	2,432	1,910	4,164	3,425
FDIC insurance	3,780	4,508	7,068	6,793
Amortization of intangible assets	7,807	504	15,615	1,008
Other operating expenses	7,002	5,283	12,879	8,350
Non-operating expenses	2,582	3,684	2,582	5,500
Total noninterest expense	136,961	109,869	267,081	211,071
Income (loss) before income tax expense	100,320	38,002	(83,619)	86,941
Income tax expense	87	11,671	33,814	21,963
Net income (loss)	$100,233	$26,331	$(117,433)	$64,978
Basic earnings (loss) per share	$0.50	$0.16	$(0.59)	$0.40
Diluted earnings (loss) per share	$0.50	$0.16	$(0.59)	$0.40
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$100,233	$26,331	$(117,433)	$64,978
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	19,885	(394)	271,203	(27,953)
Net change in fair value of cash flow hedges	5,458	1,494	15,825	(16,953)
Net change in other comprehensive income for defined benefit postretirement plans	(1,091)	(516)	(2,226)	(1,032)
Total other comprehensive income (loss)	24,252	584	284,802	(45,938)
Total comprehensive income	$124,485	$26,915	$167,369	$19,040
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended June 30, 2025 and 2024

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at March 31, 2024	176,631,477	$1,769	$1,669,133	$2,068,315	$(654,874)	$(131,512)	$2,952,831
Dividends to common shareholders (1)	—	—	—	(18,080)	—	—	(18,080)
Issuance of restricted stock awards	56,352	1	(1)				—
Share-based compensation	—	—	4,242	—	—	—	4,242
Net income	—	—	—	26,331	—	—	26,331
Other comprehensive income, net of tax	—	—	—	—	584	—	584
ESOP shares committed to be released	—	—	348	—	—	1,217	1,565
Balance at June 30, 2024	176,687,829	$1,770	$1,673,722	$2,076,566	$(654,290)	$(130,295)	$2,967,473

Balance at March 31, 2025	211,560,177	$2,116	$2,188,552	$1,842,607	$(323,779)	$(126,562)	$3,582,934
Dividends to common shareholders (1)	—	—	—	(25,964)	—	—	(25,964)
Issuance of restricted stock awards	54,236	1	(1)	—	—	—	—
Repurchased common stock	(183,053)	(2)	(3,270)	—	—	—	(3,272)
Restricted share awards cancelled (2)	(519)	—	(8)	—	—	—	(8)
Issuance of common shares under share-based compensation arrangements (3)	32,455	—	(402)	—	—	—	(402)
Share-based compensation	—	—	4,245	—	—	—	4,245
Net income	—	—	—	100,233	—	—	100,233
Other comprehensive income, net of tax	—	—	—	—	24,252	—	24,252
ESOP shares committed to be released	—	—	611	—	—	1,262	1,873
Balance at June 30, 2025	211,463,296	$2,115	$2,189,727	$1,916,876	$(299,527)	$(125,300)	$3,683,891
(1)The Company declared quarterly cash dividends of $0.13 and $0.11 per share of common stock during the three months ended June 30, 2025 and 2024, respectively.
(2)Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding. Shares withheld relate to awards issued by Cambridge Bancorp to its employees which were converted to awards of the Company upon completion of the Company’s merger with Cambridge Bancorp effective July 12, 2024 (“the merger”).
(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 9, “Employee Benefits” for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2025 and 2024

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2023	176,426,993	$1,767	$1,666,441	$2,047,754	$(608,352)	$(132,755)	$2,974,855
Dividends to common shareholders (1)	—	—	—	(36,166)	—	—	(36,166)
Issuance of restricted stock awards	56,352	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements (3)	204,484	2	(1,264)	—	—	—	(1,262)
Share-based compensation	—	—	7,831	—	—	—	7,831
Net income	—	—	—	64,978	—	—	64,978
Other comprehensive loss, net of tax	—	—	—	—	(45,938)	—	(45,938)
ESOP shares committed to be released	—	—	715	—	—	2,460	3,175
Balance at June 30, 2024	176,687,829	$1,770	$1,673,722	$2,076,566	$(654,290)	$(130,295)	$2,967,473

Balance at December 31, 2024	213,909,472	$2,141	$2,237,494	$2,084,503	$(584,329)	$(127,842)	$3,611,967
Dividends to common shareholders (1)	—	—	—	(50,194)	—	—	(50,194)
Issuance of restricted stock awards	54,236	1	(1)	—	—	—	—
Repurchased common stock	(3,058,583)	(30)	(51,899)	—	—	—	(51,929)
Restricted stock awards cancelled (2)	(10,954)	(2)	(145)	—	—	—	(147)
Issuance of common stock under share-based compensation arrangements (3)	569,125	5	(6,243)	—	—	—	(6,238)
Share-based compensation	—	—	8,997	—	—	—	8,997
Net loss	—	—	—	(117,433)	—	—	(117,433)
Other comprehensive income, net of tax	—	—	—	—	284,802	—	284,802
ESOP shares committed to be released	—	—	1,524	—	—	2,542	4,066
Balance at June 30, 2025	211,463,296	$2,115	$2,189,727	$1,916,876	$(299,527)	$(125,300)	$3,683,891
(1)The Company declared cumulative cash dividends of $0.25 and $0.22 per share of common stock during the six months ended June 30, 2025 and 2024, respectively.
(2)Includes 7,971 RSAs cancelled upon vesting for employee payroll tax withholding and 2,983 RSAs cancelled upon forfeiture. Shares withheld relate to awards issued by Cambridge Bancorp to its employees which were converted to awards of the Company upon completion of the Company’s merger with Cambridge Bancorp effective July 12, 2024 (“the merger”).
(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 9, “Employee Benefits” for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2025	2024

Operating activities
Net (loss) income	$(117,433)	$64,978
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for allowance for loan losses	14,200	13,577
Depreciation and amortization	21,408	6,742
(Accretion) amortization of deferred loan fees and premiums, net	(22,976)	5,611
Deferred income tax (benefit) expense	(41,224)	9,890
(Accretion) amortization of investment security premiums and discounts, net	(3,177)	2,271
Right-of-use asset amortization	6,410	5,161
Share-based compensation	8,997	7,831
Increase in cash surrender value of bank-owned life insurance	(2,613)	(2,008)
Gain on life insurance benefits	(337)	—
Loss on sale of securities available for sale, net	269,638	7,557
Employee Stock Ownership Plan expense	4,066	3,175
Other	301	329
Change in:
Loans held for sale	7,964	(151)
Prepaid pension expense	(2,644)	(889)
Other assets	86,493	(3,864)
Other liabilities	(57,875)	(33,360)
Net cash provided by operating activities	171,198	86,850
Investing activities
Proceeds from sales of securities available for sale	1,339,345	85,220
Proceeds from maturities and principal paydowns of securities available for sale	219,518	173,584
Purchases of securities available for sale	(1,330,852)	—
Proceeds from maturities and principal paydowns of securities held to maturity	12,455	13,225
Purchases of securities held to maturity	(84,737)	—
Proceeds from sale of Federal Home Loan Bank stock	20,971	3,638
Purchases of Federal Home Loan Bank stock	(21,360)	(3,613)
Contributions to low income housing tax credit investments	(23,053)	(27,261)
Contributions to other equity investments	(743)	(180)
Distributions from other equity investments	709	167
Net increase in outstanding loans	(531,945)	(173,594)
Purchased banking premises and equipment	(6,369)	(6,512)
Proceeds from life insurance policies	327	—
Net cash (used in) provided by investing activities	(405,734)	64,674
Financing activities
Net decrease in demand, savings, interest checking, and money market investment deposit accounts	(9,980)	(294,345)
Net (decrease) increase in time deposits	(88,580)	234,114
Net (decrease) increase in borrowed funds	(17,991)	2,547
Payments for repurchase of common stock	(51,929)	—
Dividends declared and paid to common shareholders	(50,358)	(36,068)
Net cash used in financing activities	(218,838)	(93,752)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(453,374)	57,772
Cash, cash equivalents, and restricted cash at beginning of period	1,006,880	693,076
Cash, cash equivalents, and restricted cash at end of period	$553,506	$750,848

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest paid on deposits and borrowings	$155,976	$150,565
Income taxes, net of refunds	(675)	19,571
Non-cash activities
Capital commitments relating to low income housing tax credit projects	$—	$8,963
Net increase in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements/modifications	2,192	2,717
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
•combination of certain credit card income balances previously included in other noninterest income and debit card processing fees into a new financial statement line item titled “card income;”
•combination of certain non-operating income accounts previously included in other noninterest income into a new financial statement line item titled “other non-operating income;”
•combination of certain non-operating expense accounts previously included in other noninterest expense into a new financial statement line item titled “non-operating expense;” and
•reclassification of merger and acquisition expenses previously included in salaries and employee benefits, office occupancy and equipment, technology and data processing, professional services, and other operating expenses into a new financial statement line item titled “non-operating expense.”
The accompanying Consolidated Balance Sheet as of June 30, 2025, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024 and Statements of Cash Flows for the six months ended June 30, 2025 and 2024 are unaudited. The Consolidated Balance Sheet as of December 31, 2024 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim period, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of June 30, 2025 and those that were adopted during the six months ended June 30, 2025. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2024 Form 10-K.

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
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of June 30, 2025:
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
For public business entities, the amendments in ASU 2023-06 are effective on the date which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. Early adoption is not permitted and the amendments are required to be applied on a prospective basis. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.
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
In April 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer of a Variable Interest Entity. The amendments in this update are intended to improve the requirements for identifying the accounting acquirer in Topic 805, Business Combinations. The amendments in this update differ from current generally accepted accounting principles because, for certain transactions, they replace the requirement that the primary beneficiary always is the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. The amendments in this update enhance the comparability of financial statements across entities engaging in acquisition transactions effected primarily by exchanging equity interests when the legal acquiree meets the definition of a business. Specifically, under the amendments, acquisition transactions in which the legal acquiree is a variable interest entity will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The amendments in this update do not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. For public business entities, the amendments in ASU 2025-03 are effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Adoption should be done on a prospective basis. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.
No standards were adopted during the six months ended June 30, 2025:
3. Securities
Available for Sale Securities

The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available for sale (“AFS”) securities as of the dates indicated were as follows:

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,848,351	$10,757	$(281,528)	$—	$2,577,580
Government-sponsored commercial mortgage-backed securities	1,171,653	7,979	(106,913)	—	1,072,719
U.S. Treasury securities	70,034	243	(9)	—	70,268
State and municipal bonds and obligations	193,951	—	(18,297)	—	175,654
	$4,283,989	$18,979	$(406,747)	$—	$3,896,221

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,099,328	$—	$(537,433)	$—	$2,561,895
Government-sponsored commercial mortgage-backed securities	1,362,519	—	(201,408)	—	1,161,111
U.S. Agency bonds	19,608	—	(1,936)	—	17,672
U.S. Treasury securities	99,784	—	(2,165)	—	97,619
State and municipal bonds and obligations	197,405	—	(14,104)	—	183,301
	$4,778,644	$—	$(757,046)	$—	$4,021,598
The Company did not record a provision for credit losses on any AFS securities for either the three and six months ended June 30, 2025 or 2024. Accrued interest receivable on AFS securities totaled $12.3 million and $8.9 million as of June 30, 2025 and December 31, 2024, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on AFS securities during either the three and six months ended June 30, 2025 or 2024. No AFS securities held by the Company were delinquent on contractual payments as of June 30, 2025 or December 31, 2024, nor were any AFS securities placed on non-accrual status during the six- and twelve-month periods then ended.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—	$—	$—
Gross realized losses from sales of AFS securities	—	(7,557)	(269,638)	(7,557)
Net losses from sales of AFS securities	$—	$(7,557)	$(269,638)	$(7,557)
Information pertaining to AFS securities with gross unrealized losses as of June 30, 2025 and December 31, 2024, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology (“CECL”), aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of June 30, 2025
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	296	$682	$130,886	$280,846	$1,579,795	$281,528	$1,710,681
Government-sponsored commercial mortgage-backed securities	149	—	—	106,913	623,811	106,913	623,811
U.S. Treasury securities	3	—	—	9	19,981	9	19,981
State and municipal bonds and obligations	232	477	11,243	17,820	164,411	18,297	175,654
	680	$1,159	$142,129	$405,588	$2,387,998	$406,747	$2,530,127

	As of December 31, 2024
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$9	$113,326	$537,424	$2,448,569	$537,433	$2,561,895
Government-sponsored commercial mortgage-backed securities	187	27	86,201	201,381	1,074,910	201,408	1,161,111
U.S. Agency bonds	1	—	—	1,936	17,672	1,936	17,672
U.S. Treasury securities	6	—	—	2,165	97,619	2,165	97,619
State and municipal bonds and obligations	238	819	19,361	13,285	163,940	14,104	183,301
	756	$855	$218,888	$756,191	$3,802,710	$757,046	$4,021,598
The Company does not intend to sell these investments and has determined based upon available evidence that it is more-likely-than-not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either June 30, 2025 or December 31, 2024.
The causes of the impairments listed in the tables above by category are as follows as of June 30, 2025 and December 31, 2024:
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
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held to maturity (“HTM”) securities as of the dates indicated were as follows:

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$221,347	$—	$(21,056)	$—	$200,291
Government-sponsored commercial mortgage-backed securities	187,106	—	(13,989)	—	173,117
State and municipal bonds and obligations	61,706	172	(910)	—	60,968
Corporate bonds	29,000	274	—	—	29,274
	$499,159	$446	$(35,955)	$—	$463,650

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$231,709	$—	$(29,438)	$—	$202,271
Government-sponsored commercial mortgage-backed securities	189,006	—	(19,553)	—	169,453
	$420,715	$—	$(48,991)	$—	$371,724
The Company did not record a provision for estimated credit losses on any HTM securities for either the three and six months ended June 30, 2025 or 2024. The accrued interest receivable on HTM securities totaled $1.6 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three and six months ended June 30, 2025 or 2024. No HTM securities held by the Company were delinquent on contractual payments as of either June 30, 2025 or December 31, 2024, nor were any HTM securities placed on non-accrual status during the six- and twelve-month periods then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of June 30, 2025 and December 31, 2024 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of June 30, 2025
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$160	$159	$16,622	$16,287	$11,747	$11,063	$2,819,822	$2,550,071	$2,848,351	$2,577,580
Government-sponsored commercial mortgage-backed securities	—	—	611,811	611,305	49,865	44,529	509,977	416,885	1,171,653	1,072,719
U.S. Treasury securities	19,990	19,981	50,044	50,287	—	—	—	—	70,034	70,268
State and municipal bonds and obligations	6,959	6,905	34,429	33,523	50,020	47,666	102,543	87,560	193,951	175,654
Total available for sale securities	27,109	27,045	712,906	711,402	111,632	103,258	3,432,342	3,054,516	4,283,989	3,896,221
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	221,347	200,291	221,347	200,291
Government-sponsored commercial mortgage-backed securities	—	—	131,741	123,693	55,365	49,424	—	—	187,106	173,117
State and municipal bond obligations	—	—	—	—	—	—	61,706	60,968	61,706	60,968
Corporate bonds	—	—	—	—	29,000	29,274	—	—	29,000	29,274
Total held to maturity securities	—	—	131,741	123,693	84,365	78,698	283,053	261,259	499,159	463,650
Total	$27,109	$27,045	$844,647	$835,095	$195,997	$181,956	$3,715,395	$3,315,775	$4,783,148	$4,359,871

	As of December 31, 2024
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$561	$557	$21,535	$20,940	$13,212	$12,268	$3,064,020	$2,528,130	$3,099,328	$2,561,895
Government-sponsored commercial mortgage-backed securities	—	—	436,515	404,181	270,546	235,853	655,458	521,077	1,362,519	1,161,111
U.S. Agency bonds	—	—	19,608	17,672	—	—	—	—	19,608	17,672
U.S. Treasury securities	49,947	49,717	49,837	47,902	—	—	—	—	99,784	97,619
State and municipal bonds and obligations	5,368	5,319	33,497	32,284	51,326	48,743	107,214	96,955	197,405	183,301
Total available for sale securities	55,876	55,593	560,992	522,979	335,084	296,864	3,826,692	3,146,162	4,778,644	4,021,598
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	231,709	202,271	231,709	202,271
Government-sponsored commercial mortgage-backed securities	—	—	133,168	121,471	55,838	47,982	—	—	189,006	169,453
Total held to maturity securities	—	—	133,168	121,471	55,838	47,982	231,709	202,271	420,715	371,724
Total	$55,876	$55,593	$694,160	$644,450	$390,922	$344,846	$4,058,401	$3,348,433	$5,199,359	$4,393,322

Securities Pledged as Collateral
As of June 30, 2025 and December 31, 2024, securities with a carrying value of $723.7 million and $687.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of June 30, 2025 and December 31, 2024, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Cambridge Trust Wealth Management”) and municipal deposit accounts. As of June 30, 2025 and December 31, 2024, securities with a carrying value of $161.4 million and $1.0 billion, respectively, were pledged as collateral to the FHLBB.
As of June 30, 2025 and December 31, 2024, the Company pledged securities with a carrying value of $431.6 million and $794.8 million, respectively, to the Federal Reserve Discount Window (the “Discount Window”).

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	June 30, 2025	December 31, 2024
	(In thousands)
Commercial and industrial	$3,661,483	$3,296,068
Commercial real estate	7,293,754	7,119,523
Commercial construction	472,329	494,842
Business banking	1,422,574	1,448,176
Residential real estate	4,016,401	4,063,659
Consumer home equity	1,458,402	1,385,394
Other consumer	264,847	271,422
Gross loans before unearned discounts and deferred fees, net	18,589,790	18,079,084
Allowance for loan losses (1)	(232,113)	(228,952)
Unearned discounts and deferred fees, net	(274,667)	(300,730)
Loans after the allowance for loan losses and net unearned discounts and deferred fees	$18,083,010	$17,549,402
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $67.3 million and $66.7 million as of June 30, 2025 and December 31, 2024, respectively, and is included within other assets on the Consolidated Balance Sheets.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $2.2 billion and $2.3 billion at June 30, 2025 and December 31, 2024, respectively. The balance of funds borrowed from the FHLBB were $26.8 million and $17.6 million at June 30, 2025 and December 31, 2024, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $3.9 billion and $3.1 billion at June 30, 2025 and December 31, 2024, respectively. There were no funds borrowed from the FRB outstanding at June 30, 2025 or December 31, 2024.
Serviced Loans
At June 30, 2025 and December 31, 2024, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $217.7 million and $228.4 million, respectively.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended June 30, 2025
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$46,490	$106,634	$8,514	$20,315	$31,096	$6,891	$4,370	$224,310
Charge-offs	(82)	(1,790)	—	(999)	—	—	(529)	(3,400)
Recoveries	7	2,368	—	942	36	5	245	3,603
Provision (release)	7,695	(2,122)	812	427	349	184	255	7,600
Ending balance	$54,110	$105,090	$9,326	$20,685	$31,481	$7,080	$4,341	$232,113

	For the Three Months Ended June 30, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$28,863	$64,629	$6,204	$14,631	$25,935	$5,684	$3,244	$149,190
Charge-offs	—	—	—	(1,002)	—	(32)	(658)	(1,692)
Recoveries	56	2,011	—	199	27	91	138	2,522
Provision (release)	(3)	2,439	184	2,920	(133)	38	681	6,126
Ending balance	$28,916	$69,079	$6,388	$16,748	$25,829	$5,781	$3,405	$156,146

	For the Six Months Ended June 30, 2025
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$41,090	$116,175	$8,462	$19,899	$32,291	$7,472	$3,563	$228,952
Charge-offs	(82)	(13,377)	—	(1,341)	—	—	(1,087)	(15,887)
Recoveries	18	3,062	—	1,264	75	5	424	4,848
Provision (release)	13,084	(770)	864	863	(885)	(397)	1,441	14,200
Ending balance	$54,110	$105,090	$9,326	$20,685	$31,481	$7,080	$4,341	$232,113

	For the Six Months Ended June 30, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,959	$65,475	$6,666	$14,913	$25,954	$5,595	$3,431	$148,993
Charge-offs	—	(7,250)	—	(1,104)	(10)	(34)	(1,309)	(9,707)
Recoveries	81	2,143	—	609	58	91	301	3,283
Provision (release)	1,876	8,711	(278)	2,330	(173)	129	982	13,577
Ending balance	$28,916	$69,079	$6,388	$16,748	$25,829	$5,781	$3,405	$156,146

The allowance for loan losses increased $3.2 million, or 1.4%, to $232.1 million as of June 30, 2025 from $229.0 million as of December 31, 2024. The increase in the allowance for loan losses for the six months ended June 30, 2025 was primarily due to an increase in commercial and industrial reserve rates and an increase in commercial loan balances, partially offset by a reduction in specific reserves that was driven by the sales of certain non-performing commercial real estate loans and the sale of a non-performing commercial and industrial loan, which had previously been reserved for on a specific reserve basis.
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of June 30, 2025 and December 31, 2024, the Company’s reserve for unfunded lending commitments was $12.9 million and $13.1 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of June 30, 2025, and gross charge-offs for the six-month period then ended:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$429,353	$319,083	$287,261	$402,505	$342,964	$1,062,258	$652,650	$272	$3,496,346
Special Mention	—	—	25,277	4,358	7,503	4,257	16,228	—	57,623
Substandard	—	14,303	20,186	22,755	32	1	19,856	—	77,133
Doubtful	—	—	—	2,682	—	10	—	—	2,692
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	429,353	333,386	332,724	432,300	350,499	1,066,526	688,734	272	3,633,794
Current period gross charge-offs	—	—	—	—	—	58	—	24	82

Commercial real estate
Pass	398,254	489,593	622,388	1,837,209	962,494	2,531,604	102,867	247	6,944,656
Special Mention	—	8,089	15,019	20,815	17,543	49,636	—	—	111,102

Substandard	—	—	67,215	26,454	9,147	47,447	—	—	150,263
Doubtful	—	—	—	—	—	25,309	—	—	25,309
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	398,254	497,682	704,622	1,884,478	989,184	2,653,996	102,867	247	7,231,330
Current period gross charge-offs	—	—	5,282	—	—	8,071	—	24	13,377

Commercial construction
Pass	59,252	161,728	198,105	44,983	959	—	3,247	—	468,274
Special Mention	—	2,219	—	—	—	—	—	—	2,219
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	59,252	163,947	198,105	44,983	959	—	3,247	—	470,493
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	70,271	163,495	132,366	165,824	192,094	552,277	96,844	4,731	1,377,902
Special Mention	1,660	5,480	1,165	480	5,628	5,193	1	281	19,888
Substandard	—	533	1,348	2,836	1,832	4,382	526	204	11,661
Doubtful	—	—	389	832	11	276	—	—	1,508
Loss	—	—	—	—	—	—	—	—	—
Total business banking	71,931	169,508	135,268	169,972	199,565	562,128	97,371	5,216	1,410,959
Current period gross charge-offs	—	4	208	277	2	658	—	192	1,341

Residential real estate
Current and accruing	131,824	193,223	301,677	945,124	1,002,354	1,273,312	—	—	3,847,514
30-89 days past due and accruing	—	1,642	3,689	4,652	5,843	13,351	—	—	29,177
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	881	103	3,233	1,765	4,489	—	—	10,471
Total residential real estate	131,824	195,746	305,469	953,009	1,009,962	1,291,152	—	—	3,887,162
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer home equity
Current and accruing	4,408	10,519	29,045	68,915	7,421	84,246	1,222,877	14,603	1,442,034
30-89 days past due and accruing	—	—	335	87	—	780	7,825	339	9,366
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	59	—	1,374	4,978	999	7,410
Total consumer home equity	4,408	10,519	29,380	69,061	7,421	86,400	1,235,680	15,941	1,458,810
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other consumer
Current and accruing	30,028	49,337	54,790	22,789	13,912	20,116	30,945	54	221,971
30-89 days past due and accruing	36	124	95	77	43	42	103	—	520
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	10	9	4	11	9	13	28	—	84
Total other consumer	30,074	49,470	54,889	22,877	13,964	20,171	31,076	54	222,575
Current period gross charge-offs	537	130	90	115	93	53	69	—	1,087

Total	$1,125,096	$1,420,258	$1,760,457	$3,576,680	$2,571,554	$5,680,373	$2,158,975	$21,730	$18,315,123
(1)The amounts presented represent the amortized cost as of June 30, 2025 of revolving loans that were converted to term loans during the six months ended June 30, 2025.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$625	$—	$9	$634	$3,633,160	$3,633,794
Commercial real estate	544	—	—	544	7,230,786	7,231,330
Commercial construction	—	—	—	—	470,493	470,493
Business banking	6,164	1,999	4,613	12,776	1,398,183	1,410,959
Residential real estate	21,755	7,855	9,942	39,552	3,847,610	3,887,162
Consumer home equity	6,767	3,029	6,284	16,080	1,442,730	1,458,810
Other consumer	374	148	56	578	221,997	222,575
Total	$36,229	$13,031	$20,904	$70,164	$18,244,959	$18,315,123

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$28	$—	$90	$118	$3,266,457	$3,266,575
Commercial real estate	17,081	6,432	9,180	32,693	7,011,385	7,044,078
Commercial construction	—	—	—	—	491,649	491,649
Business banking	13,680	1,605	1,826	17,111	1,418,092	1,435,203
Residential real estate	21,037	6,947	12,786	40,770	3,887,612	3,928,382
Consumer home equity	7,254	2,195	8,449	17,898	1,367,390	1,385,288
Other consumer	1,130	171	109	1,410	225,769	227,179
Total	$60,210	$17,350	$32,440	$110,000	$17,668,354	$17,778,354
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of June 30, 2025			As of December 31, 2024
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$2,701	$8	$2,709	$5,395	$8	$5,403
Commercial real estate	25,309	—	25,309	90,003	12,555	102,558
Commercial construction	—	—	—	—	—	—
Business banking	7,915	814	8,729	4,551	1	4,552
Residential real estate	10,471	—	10,471	12,955	—	12,955
Consumer home equity	7,410	—	7,410	10,213	—	10,213
Other consumer	84	—	84	139	—	139
Total non-accrual loans	$53,890	$822	$54,712	$123,256	$12,564	$135,820
(1)The loans on non-accrual status and without an ACL, as of both June 30, 2025 and December 31, 2024, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three and six months ended June 30, 2025 and 2024 was not significant. As of both June 30, 2025 and December 31, 2024, there were no loans greater than 90 days past due and still accruing.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three and six months ended June 30, 2025 and 2024 was not significant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of June 30, 2025 and December 31, 2024, the Company had collateral-dependent residential mortgage and home equity loans totaling $1.6 million and $1.1 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of June 30, 2025 and December 31, 2024, the Company had collateral-dependent commercial loans totaling $28.9 million and $107.7 million, respectively.

Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both June 30, 2025 and December 31, 2024, the Company had no residential real estate held in other real estate owned (“OREO”). As of June 30, 2025, there were three residential real estate loans collateralized by residential real estate property for which formal foreclosure proceedings were in-process, which had an aggregate balance of $0.6 million. As of December 31, 2024, there were four residential real estate loans, which had an aggregate balance of $0.4 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of June 30, 2025, there were two consumer home equity loans, which had an aggregate balance of $0.8 million collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2024, there were six consumer home equity loans, which had an aggregate balance of $0.5 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of June 30, 2025 of loans modified during the three and six month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$—	—%	$37	0.00%
Residential real estate	122	0.00%	122	0.00%
Consumer home equity	72	0.00%	152	0.01%
Total interest rate reduction	$194	0.00%	$311	0.00%
Other-than-Insignificant Delay in Repayment:
Business banking	$1,263	0.09%	$1,384	0.10%
Residential real estate	364	0.01%	364	0.01%
Consumer home equity	150	0.01%	150	0.01%
Total other-than-insignificant delay in repayment	$1,777	0.01%	$1,898	0.01%
Term Extension:
Commercial and industrial	$—	—%	$2,682	0.07%
Business banking	3	0.00%	3	0.00%
Total term extension	$3	0.00%	$2,685	0.01%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Commercial real estate	$9,066	0.13%	$9,066	0.13%
Business banking	—	—%	268	0.02%
Total combination—term extension & other-than-insignificant delay in repayment	$9,066	0.05%	$9,334	0.05%
Total by portfolio segment
Commercial and industrial	$—	—%	$2,682	0.07%
Commercial real estate	9,066	0.13%	9,066	0.13%
Business banking	1,266	0.09%	1,692	0.12%
Residential real estate	486	0.01%	486	0.01%
Consumer home equity	222	0.02%	302	0.02%
Total	$11,040	0.06%	$14,228	0.08%

The following table shows the amortized cost balance as of June 30, 2024 of loans modified during the three and six month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$38	0.00%	$38	0.00%
Consumer home equity	449	0.04%	991	0.08%
Total interest rate reduction	$487	0.00%	$1,029	0.01%
Other-than-Insignificant Delay in Repayment:
Commercial real estate	$13,462	0.25%	$13,462	0.25%
Business banking	45	0.00%	45	0.00%
Residential real estate	117	0.00%	117	0.00%
Consumer home equity	734	0.06%	734	0.06%
Total other-than-insignificant delay in repayment	$14,358	0.10%	$14,358	0.10%
Term Extension:
Commercial real estate	$7,878	0.14%	$7,878	0.14%
Business banking	—	—%	32	0.00%
Residential real estate	—	—%	219	0.01%
Consumer home equity	6	0.00%	6	0.00%
Total term extension	$7,884	0.06%	$8,135	0.06%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Consumer home equity	—	—%	126	0.01%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$—	—%	$126	0.00%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$4	0.00%	$4	0.00%
Total combination—interest rate reduction & term extension	$4	0.00%	$4	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$35	0.00%	$35	0.00%
Consumer home equity	12	0.00%	$12	0.00%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$47	0.00%	$47	0.00%
Total by portfolio segment
Commercial real estate	$21,340	0.39%	$21,340	0.39%
Business banking	122	0.01%	154	0.01%
Residential real estate	117	0.00%	336	0.01%
Consumer home equity	1,201	0.10%	1,869	0.15%
Total	$22,780	0.16%	$23,699	0.17%

The following tables describe the financial effect of the modifications made during the periods indicated to borrowers experiencing financial difficulty. Loans that were modified in more than one manner are included in each modification type corresponding to the types of modifications performed.

Three Months Ended June 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Residential real estate	Reduced contractual interest rate from 7.3% to 4.5%.
Consumer home equity	Reduced contractual interest rate from 7.0% to 4.0%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred 12 principal payments. The loan was re-amortized over an extended payment period resulting in reduced monthly payment amount for the borrower.
Business banking	Deferred a weighted average of 5 payments. The loans were re-amortized over extended payment periods resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred 10 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred 8 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial real estate	Added 1.0 year to the life of the loan, which reduced monthly payment amount for the borrower.
Business banking	Added 6 months to the life of the loan, which reduced monthly payment amount for the borrower.

Six Months Ended June 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Business banking	Reduced contractual interest rate from 7.8% to 6.0%.
Residential real estate	Reduced contractual interest rate from 7.3% to 4.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 7.0% to 4.5%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred 12 principal payments. The loan was re-amortized over an extended payment period resulting in reduced monthly payment amount for the borrower.
Business banking	Deferred a weighted average of 5 payments. The loans were re-amortized over extended payment periods resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred 10 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred 8 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial and industrial	Added 1.1 years to the life of the loan, which reduced monthly payment amounts for the borrower.
Commercial real estate	Added 1.0 year to the life of the loan, which reduced monthly payment amounts for the borrower.
Business banking	Added a weighted average of 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.

Three Months Ended June 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 14.0% to 7.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 8.0% to 5.0%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred a weighted average of 6 payments. The loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrower.
Business banking
Deferred a weighted average of 3 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Residential real estate	Deferred 12 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 6 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial real estate	Added 4.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.
Business banking	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Consumer home equity	Added a weighted-average 7.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Six Months Ended June 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 14.0% to 7.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 8.0% to 4.6%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred a weighted average of 6 payments. The loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrower.
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
As of June 30, 2025, there were no loans to borrowers experiencing financial difficulty modified during the prior twelve months and which had a payment default during the six months ended June 30, 2025. As of June 30, 2024, loans to borrowers experiencing financial difficulty modified during the prior twelve months and which had a payment default during the six months ended June 30, 2024 totaled $0.1 million.

Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty that were modified during the prior twelve months as of June 30, 2025:

	As of June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$3,547	$3,547
Commercial real estate	—	—	—	—	9,066	9,066
Business banking	196	52	40	288	2,152	2,440
Residential real estate	—	95	450	545	1,131	1,676
Consumer home equity	149	—	—	149	1,057	1,206
Total	$345	$147	$490	$982	$16,953	$17,935
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
As of June 30, 2025, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the six months ended June 30, 2025 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension. As of December 31, 2024, there was one additional commitment to lend amounting to $0.3 million to borrowers experiencing financial difficulty and which were modified during year ended December 31, 2024 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Loan Participations
The Company occasionally purchases commercial loan participations or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Six Months Ended June 30, 2025			As of and for the Year Ended December 31, 2024
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,225,267	0.00%	$—	$1,031,237	0.00%	$—
Commercial real estate	996,960	1.93%	5,282	944,371	3.87%	10,290
Commercial construction	109,110	0.00%	—	159,237	0.00%	—
Business banking	1,056	0.00%	15	1,612	0.00%	—
Total loan participations	$2,332,393	0.82%	$5,297	$2,136,457	1.71%	$10,290
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
As of the dates indicated, the Company had the following related to operating leases:

	As of June 30, 2025	As of December 31, 2024
	(In thousands)
Right-of-use assets	$75,720	$68,393
Lease liabilities	89,349	81,901
The increase in the Company’s right-of-use assets and lease liabilities at June 30, 2025 from December 31, 2024, is primarily due to the addition of a new lease located in Wakefield, MA which will house Company offices once certain leasehold improvements are completed. The related right-of-use asset and lease liability balances amounted to $11.3 million and $11.8 million, respectively, as of June 30, 2025.
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$4,025	$2,758	$7,993	$5,858
Finance lease cost	119	112	242	224
Variable lease cost	657	620	1,475	1,420
Total lease cost	$4,801	$3,490	$9,710	$7,502
During the three and six months ended June 30, 2025, the Company made $3.8 million and $7.8 million, respectively, in cash payments for operating and finance lease payments. During the three and six months ended June 30, 2024, the Company made $3.2 million and $6.7 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of June 30, 2025	As of December 31, 2024
Weighted-average remaining lease term (in years)	8.11	7.54
Weighted-average discount rate	4.35%	4.08%

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding as of June 30, 2025 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s Consolidated Balance Sheets:

As of June 30, 2025
Year	(In thousands)
Remainder of 2025	$3,139
2026	14,764
2027	14,358
2028	14,067
2029	12,311
Thereafter	51,063
Total minimum lease payments	109,702
Less: amount representing interest	20,353
Present value of future minimum lease payments	$89,349

6. Earnings (Loss) Per Share (“EPS”)
Basic EPS represents income/(loss) allocable to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income/(loss) allocable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents computed using the treasury stock method. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations. For the six month period ended June 30, 2025, which ended in a net loss, anti-dilutive common stock equivalents have been excluded from the calculation of diluted earnings per share. The following are the components and results of the Company’s earnings per common share calculations for the periods presented:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	(Dollars in thousands, except per share data)
Net income (loss) applicable to common shares	$100,233	$(117,433)

Average number of common shares outstanding	211,124,150	211,931,274
Less: Average unallocated ESOP shares	(12,593,096)	(12,655,838)
Average number of common shares outstanding used to calculate basic earnings per common share	198,531,054	199,275,436
Common stock equivalents	461,057	—
Average number of common shares outstanding used to calculate diluted earnings per common share	198,992,111	199,275,436

Earnings (loss) per common share:
Basic	$0.50	$(0.59)
Diluted	$0.50	$(0.59)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$26,331	$64,978

Average number of common shares outstanding	176,235,507	176,155,197
Less: Average unallocated ESOP shares	(13,090,252)	(13,151,104)
Average number of common shares outstanding used to calculate basic earnings per common share	163,145,255	163,004,093
Common stock equivalents	354,041	386,328
Average number of common shares outstanding used to calculate diluted earnings per common share	163,499,296	163,390,421

Earnings per common share:
Basic	$0.16	$0.40
Diluted	$0.16	$0.40
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
As of June 30, 2025 and December 31, 2024, the Company had $210.4 million and $222.7 million, respectively, in tax credit investments that were included in other assets in the Company’s Consolidated Balance Sheets.
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
The following table presents the Company’s investments in LIHTC projects accounted for using the proportional amortization method for the periods indicated:

	As of June 30, 2025	As of December 31, 2024
	(In thousands)
Current recorded investment included in other assets	$208,785	$220,845
Commitments to fund qualified affordable housing projects included in recorded investment noted above	66,430	89,801
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Tax credits and benefits recognized	$7,490	$4,940	$15,192	$10,291
Amortization expense included in income tax expense	5,738	4,574	11,742	9,162
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets in the Company’s Consolidated Balance Sheets and totaled $1.6 million and $1.9 million as of June 30, 2025 and December 31, 2024, respectively. There were no outstanding commitments related to these investments as of either June 30, 2025 or December 31, 2024.
8. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Combined federal and state income tax provision	$87	$11,671	$33,814	$21,963
Effective income tax rate	0.1%	30.7%	(40.4)%	25.3%
The Company recorded income tax expense of $0.1 million and $33.8 million for the three and six months ended June 30, 2025, respectively, compared to $11.7 million and $22.0 million for the three and six months ended June 30, 2024, respectively.
The decrease in income tax expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due to the treatment of the tax benefit associated with the loss on sale of securities incurred in the first quarter of 2025. Such loss is not considered to be a discrete item for tax purposes and, therefore, the associated tax benefit of $70.8 million is realizable ratably over the full year. Accordingly, the Company recognized a portion of the associated tax benefit during the three months ended June 30, 2025 which reduced net income tax expense.
Similarly, the increase in income tax expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the treatment of pre-tax losses resulting from losses on sales of available for sale securities in the first quarter of 2025 described above. Income tax expense increased as the full year tax benefit associated with the loss on sale of securities was only partially recognized during the six months ended June 30, 2025.

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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Components of net periodic benefit cost:
Service cost	$5,733	$5,588	$11,466	$11,177
Interest cost	5,535	4,630	10,900	9,260
Expected return on plan assets	(9,495)	(8,451)	(18,990)	(16,904)
Prior service credit	(2,488)	(2,489)	(4,983)	(4,977)
Recognized net actuarial loss	980	1,775	1,905	3,550
Net periodic benefit cost	$265	$1,053	$298	$2,106
Service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the Consolidated Statements of Income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2024 and 2023. Accordingly, during the three and six months ended June 30, 2025 and 2024, there were no contributions made to the Defined Benefit Plan.
Share-Based Compensation Plan
On November 29, 2021, the shareholders of the Company approved the Eastern Bankshares, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 26,146,141 shares of common stock pursuant to grants of restricted stock, restricted stock units (“RSUs”), non-qualified stock options and incentive stock options, any or all of which can be granted with performance-based vesting conditions. Under the 2021 Plan, 7,470,326 shares may be issued as restricted stock or RSUs, including those issued as performance shares and performance share units (“PSUs”), and 18,675,815 shares may be issued upon the exercise of stock options. These shares may be awarded from the Company’s authorized but unissued shares. However, the 2021 Plan permits the grant of additional awards of restricted stock or RSUs above the aforementioned limit, provided that, for each additional share of restricted stock or RSU awarded in excess of such limit, the pool of shares available to be issued upon the exercise of stock options will be reduced by three shares. Pursuant to the terms of the 2021 Plan, each of the Company’s non-employee directors were automatically granted awards of restricted stock on November 30, 2021. Such RSAs vest pro-rata on an annual basis over a five-year period. The maximum term for stock options is ten years.

In May 2025, the Company granted a total of 54,236 shares of restricted stock to the Company’s non-employee directors which vest after approximately one year from the date of grant. In May 2024, the Company granted a total of 56,352 shares of restricted stock to the Company’s non-employee directors which vested approximately one year from the date of grant.
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
In March 2024, the Company granted to all of the Company’s executive officers and certain other employees a total of 416,276 RSUs, which vest pro-rata on an annual basis over a period of three years years from the date of the grant, and a total of 234,091 PSUs for which vesting is contingent upon the Compensation and Human Capital Management Committee of the Board of Director’s certification, after the conclusion of a period of approximately 2.8 years from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period.
As of June 30, 2025 and December 31, 2024, there were 3,119,194 shares and 3,844,157 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both June 30, 2025 and December 31, 2024, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Six Months Ended June 30,
	2025		2024
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	316,945	$18.02	420,400	$19.15
Granted	54,236	15.58	56,352	13.84
Vested	(70,786)	14.18	(47,820)	11.50
Forfeited	(2,983)	14.87	—	—
Non-vested restricted stock as of the end of the respective period	297,412	$18.52	428,932	$18.47
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Six Months Ended June 30,
	2025		2024
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	1,356,522	$16.55	952,001	$19.46
Granted	630,493	17.73	416,276	12.81
Vested	(517,801)	17.21	(303,015)	19.38
Forfeited	(15,277)	14.91	(4,980)	14.59
Non-vested restricted stock units as of the end of the respective period	1,453,937	$16.84	1,060,282	$16.89

The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Six Months Ended June 30,
	2025		2024
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	969,739	$16.63	633,034	$19.40
Granted	339,503	18.79	234,091	10.82
Vested	(408,629)	20.96	—	—
Forfeited	(277,149)	20.63	—	—
Non-vested performance stock units as of the end of the respective period	623,464	$13.19	867,125	$17.08
Included in vested RSU and PSU shares, as shown in the tables above, are shares withheld for employee payroll taxes. The aggregate number of RSU and PSU shares withheld for payroll taxes during the six months ended June 30, 2025 and 2024 was 357,305 and 98,531, respectively.
The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Share-based compensation expense	$4.2	$4.2	$9.0	$7.8
Related tax benefit (1)	1.2	1.2	2.5	2.2
(1)Estimated based upon the Company’s statutory rate for each respective period.
As of June 30, 2025 and December 31, 2024, there was $27.6 million and $21.4 million, respectively, of total unrecognized compensation expense related to unvested RSAs, RSUs and PSUs granted and issued under the 2021 Plan, as applicable. As of June 30, 2025, this cost is expected to be recognized over a weighted average remaining period of approximately 2.0 years. As of December 31, 2024, this cost was expected to be recognized over a weighted average remaining period of approximately 1.4 years.
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of June 30, 2025	As of December 31, 2024
	(In thousands)
Commitments to extend credit	$6,764,561	$6,660,149
Standby letters of credit	86,991	83,122
Forward commitments to sell loans	3,461	6,374
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

As of June 30, 2025
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,400,000	2.07	4.33%	3.02%	$130
Total	$2,400,000				$130

(1)The fair value included a net accrued interest payable balance of $1.4 million as of June 30, 2025. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the Chicago Mercantile Exchange, or CME, from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 2.2 years.
The Company expects approximately $15.5 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of June 30, 2025. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of June 30, 2025.
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	June 30, 2025
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	502	$3,323,279
Risk participation agreements	119	441,304
Foreign exchange contracts:
Matched commercial customer book	276	72,333
Foreign currency loan	7	5,763

	December 31, 2024
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	494	$3,308,037
Risk participation agreements	125	503,803
Foreign exchange contracts:
Matched commercial customer book	226	98,429
Foreign currency loan	8	5,835
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of the dates indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2025	Fair Value at December 31, 2024	Balance Sheet Location	Fair Value at June 30, 2025	Fair Value at December 31, 2024
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$133	$225	Other liabilities	$3	$5
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$43,684	$57,526	Other liabilities	$67,601	$97,594
Risk participation agreements	Other assets	6	4	Other liabilities	6	4
Foreign currency exchange contracts - matched customer book	Other assets	2,548	1,990	Other liabilities	2,324	1,980
Foreign currency exchange contracts - foreign currency loan	Other assets	—	62	Other liabilities	51	—
		$46,238	$59,582		$69,982	$99,578
Total		$46,371	$59,807		$69,985	$99,583
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Derivatives designated as hedges:
(Loss) gain in OCI on derivatives	$(432)	$(11,996)	$5,973	$(51,551)
Loss reclassified from OCI into interest income (effective portion)	$(7,981)	$(14,062)	$(15,914)	$(28,103)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	—	—	—	—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
(Loss) gain recognized in interest rate swap income	$(95)	$373	$(167)	$508
Loss recognized in interest rate swap income for risk participation agreements	—	—	—	(42)
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	270	(148)	214	(98)
Foreign currency loan	(27)	(11)	(113)	211
Net gain (loss) for derivatives not designated as hedges	$148	$214	$(66)	$579
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At both June 30, 2025 and December 31, 2024, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.1 million. In addition, at June 30, 2025 and December 31, 2024, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $60.2 million and $88.0 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At both June 30, 2025 and December 31, 2024, there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. The Company was not required to post cash collateral for interest rate swaps with correspondent-bank counterparties as of either June 30, 2025 or December 31, 2024. If the Company had breached any of these provisions at June 30, 2025 or December 31, 2024, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of June 30, 2025 and December 31, 2024, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $7.7 million and $15.7 million, respectively, and forward sale commitments of $3.5 million and $6.4 million, respectively. During the three and six months ended June 30, 2025 and 2024, net gains/losses recorded by the Company related to the change in fair value of commitments to originate and sell mortgage loans were not significant. In addition, the aggregate fair value of the Company’s mortgage banking derivative asset and liability as of both June 30, 2025 and December 31, 2024 was not significant. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
12. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of June 30, 2025 and December 31, 2024, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of June 30, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$133	$—	$133	$—	$—	$133
Customer-related positions:
Interest rate swaps	43,684	—	43,684	12,331	(20,642)	10,711
Risk participation agreements	6	—	6	—	—	6
Foreign currency exchange contracts – matched customer book	2,548	—	2,548	—	—	2,548
	$46,371	$—	$46,371	$12,331	$(20,642)	$13,398
Derivative Liabilities
Interest rate swaps	$3	$—	$3	$—	$3	$—
Customer-related positions:
Interest rate swaps	67,601	—	67,601	12,331	18	55,252
Risk participation agreements	6	—	6	—	—	6
Foreign currency exchange contracts – matched customer book	2,324	—	2,324	—	—	2,324
Foreign currency exchange contracts – foreign currency loan	51	—	51	—	—	51
	$69,985	$—	$69,985	$12,331	$21	$57,633

	As of December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$225	$—	$225	$—	$—	$225
Customer-related positions:
Interest rate swaps	57,526	—	57,526	3,368	(48,590)	5,568
Risk participation agreements	4	—	4	—	—	4
Foreign currency exchange contracts – matched customer book	1,990	—	1,990	—	—	1,990
Foreign currency exchange contracts – foreign currency loan	62	—	62	—	—	62
	$59,807	$—	$59,807	$3,368	$(48,590)	$7,849
Derivative Liabilities
Interest rate swaps	$5	$—	$5	$—	$5	$—
Customer-related positions:
Interest rate swaps	97,594	—	97,594	3,368	130	94,096
Risk participation agreements	4	—	4	—	—	4
Foreign currency exchange contracts – matched customer book	1,980	—	1,980	—	—	1,980
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$99,583	$—	$99,583	$3,368	$135	$96,080
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
Securities
Securities consisted of U.S. Treasury securities, U.S. government-sponsored residential and commercial mortgage-backed securities, state and municipal bonds, and corporate bonds as of June 30, 2025. Securities consisted of U.S. Treasury securities, U.S. Agency bonds, U.S. government-sponsored residential and commercial mortgage-backed securities, and state and municipal bonds as of December 31, 2024. AFS securities are recorded at fair value.
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
The fair value of corporate bonds was estimated based upon reported trades and quoted market prices. Therefore, these securities were categorized as Level 2 given the use of observable inputs.
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
The fair value of other U.S. government agency obligations were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $52.8 million and $54.1 million at June 30, 2025 and December 31, 2024, respectively. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps

The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at June 30, 2025 and December 31, 2024, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,577,580	$—	$2,577,580	$—
Government-sponsored commercial mortgage-backed securities	1,072,719	—	1,072,719	—
U.S. Treasury securities	70,268	70,268	—	—
State and municipal bonds and obligations	175,654	—	175,654	—
Rabbi trust investments	96,719	87,328	9,391	—
Deferred compensation investments	2,395	2,395	—	—
Loans held for sale	—	—	—	—
Interest rate swap contracts:
Cash flow hedges - interest rate positions	133	—	133	—
Customer-related positions	43,684	—	43,684	—
Risk participation agreements	6	—	6	—
Foreign currency forward contracts:
Matched customer book	2,548	—	2,548	—
Foreign currency loan	—	—	—	—
Mortgage derivatives	36	—	36	—
Total	$4,041,742	$159,991	$3,881,751	$—
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$3	$—	$3	$—
Customer-related positions	67,601	—	67,601	—
Risk participation agreements	6	—	6	—
Foreign currency forward contracts:
Matched customer book	2,324	—	2,324	—
Foreign currency loan	51	—	51	—
Mortgage derivatives	28	—	28	—
Total	$70,013	$—	$70,013	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,561,895	$—	$2,561,895	$—
Government-sponsored commercial mortgage-backed securities	1,161,111	—	1,161,111	—
U.S. Agency bonds	17,672	—	17,672	—
U.S. Treasury securities	97,619	97,619	—	—
State and municipal bonds and obligations	183,301	—	183,301	—
Rabbi trust investments	98,981	91,445	7,536	—
Deferred compensation plan investments	2,439	2,439	—	—
Loans held for sale	372	—	372	—
Interest rate swap contracts:
Cash flow hedges - interest rate positions	225	—	225	—
Customer-related positions	57,526	—	57,526	—
Risk participation agreements	4	—	4	—
Foreign currency forward contracts:
Matched customer book	1,990	—	1,990	—
Foreign currency loan	62	—	62	—
Mortgage derivatives	33	—	33	—
Total	$4,183,230	$191,503	$3,991,727	$—
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$5	$—	$5	$—
Customer-related positions	97,594	—	97,594	—
Risk participation agreements	4	—	4	—
Foreign currency forward contracts:
Matched customer book	1,980	—	1,980	—
Foreign currency loan	—	—	—	—
Mortgage derivatives	41	—	41	—
Total	$99,624	$—	$99,624	$—
There were no transfers to or from Level 1, 2 and 3 during the six months ended June 30, 2025 or the twelve months ended December 31, 2024.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2025 or December 31, 2024.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with GAAP. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of June 30, 2025 and December 31, 2024.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$18,412	$—	$—	$18,412

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$79,156	$—	$—	$79,156
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of June 30, 2025	Fair Value as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$221,347	$200,291	$—	$200,291	$—
Government-sponsored commercial mortgage-backed securities	187,106	173,117	—	173,117	—
State and municipal bonds and obligations	61,706	60,968	—	60,968	—
Corporate bonds	29,000	29,274	—	29,274	—
Loans, net of allowance for loan losses	18,083,010	17,840,506	—	—	17,840,506
FHLB stock	6,254	6,254	—	6,254	—
Bank-owned life insurance	207,129	207,129	—	207,129	—
Liabilities
Deposits	$21,220,780	$21,214,690	$—	$21,214,690	$—
FHLB advances	26,797	24,691	—	24,691	—
Interest rate swap collateral funds	21,391	21,391	—	21,391	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2024	Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$231,709	$202,271	$—	$202,271	$—
Government-sponsored commercial mortgage-backed securities	189,006	169,453	—	169,453	—
Loans, net of allowance for loan losses	17,549,402	17,126,716	—	—	17,126,716
FHLB stock	5,865	5,865	—	5,865	—
Bank-owned life insurance	204,704	204,704	—	204,704	—
Liabilities
Deposits	$21,319,340	$21,315,556	$—	$21,315,556	$—
FHLB advances	17,589	15,310	—	15,310	—
Interest rate swap collateral funds	48,590	48,590	—	48,590	—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Investment advisory fees	$17,282	$6,711	$33,719	$13,255
Service charges on deposit accounts	8,244	7,930	16,559	15,438
Card income	4,230	4,075	8,150	8,001
Other noninterest income	2,771	10,164	5,228	12,611
Total noninterest income in-scope of ASC 606	32,527	28,880	63,656	49,305
Total noninterest income (loss) out-of-scope of ASC 606	10,324	(3,532)	(256,923)	3,735
Total noninterest income (loss)	$42,851	$25,348	$(193,267)	$53,040
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
The asset management and/or custody fees are primarily based upon a percentage of the monthly valuation of the principal assets in the customer’s account. Customers are also charged a base fee which is prorated over a twelve-month period. Fees for additional or special services are generally fixed in nature and are charged as services are rendered. All revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Investment advisory fees earned but not yet received amounted to $6.1 million and $5.7 million as of June 30, 2025 and December 31, 2024, respectively.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.6 million as of both June 30, 2025 and December 31, 2024 and were included in other assets in the Company’s Consolidated Balance Sheets.
Card Income
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program.

Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. In addition, the Company receives income for credit card referrals from third party credit card providers, which it offers to its customers. Card income fees earned but not yet received amounted to $0.8 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively, and were included in other assets in the Company’s Consolidated Balance Sheets.
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
15. Other Comprehensive Income (Loss)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized gains on securities available for sale:
Change in fair value of securities available for sale (1)	$26,211	$13,610	$39,821	$99,640	$(90,828)	$8,812
Less: reclassification adjustment for losses included in net income (1)	—	19,936	19,936	(269,638)	7,247	(262,391)
Net change in fair value of securities available for sale	26,211	(6,326)	19,885	369,278	(98,075)	271,203
Unrealized gains on cash flow hedges:
Change in fair value of cash flow hedges	(432)	120	(312)	5,973	(1,654)	4,319
Less: net cash flow hedge losses reclassified into interest income	(7,981)	2,211	(5,770)	(15,914)	4,408	(11,506)
Net change in fair value of cash flow hedges	7,549	(2,091)	5,458	21,887	(6,062)	15,825
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(980)	272	(708)	(1,905)	528	(1,377)
Less: accretion of prior service credit	2,488	(689)	1,799	4,983	(1,380)	3,603
Net change in other comprehensive income for defined benefit postretirement plans	(1,508)	417	(1,091)	(3,078)	852	(2,226)
Total other comprehensive income	$32,252	$(8,000)	$24,252	$388,087	$(103,285)	$284,802
(1)Refer to Note 8, “Income Taxes,” for more information regarding the Company’s treatment of the loss on sale of securities during the six months ended June 30, 2025 for tax purposes.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(11,303)	$5,446	$(5,857)	$(48,388)	$14,972	$(33,416)
Less: reclassification adjustment for losses included in net income	(7,557)	2,094	(5,463)	(7,557)	2,094	(5,463)
Net change in fair value of securities available for sale	(3,746)	3,352	(394)	(40,831)	12,878	(27,953)
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	(11,996)	3,323	(8,673)	(51,551)	14,279	(37,272)
Less: net cash flow hedge losses reclassified into interest income	(14,062)	3,895	(10,167)	(28,103)	7,784	(20,319)
Net change in fair value of cash flow hedges	2,066	(572)	1,494	(23,448)	6,495	(16,953)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(1,775)	492	(1,283)	(3,550)	984	(2,566)
Less: accretion of prior service credit	2,489	(690)	1,799	4,977	(1,379)	3,598
Net change in other comprehensive income for defined benefit postretirement plans	(714)	198	(516)	(1,427)	395	(1,032)
Total other comprehensive income (loss)	$(2,394)	$2,978	$584	$(65,706)	$19,768	$(45,938)
The following table illustrates the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2025	$(583,875)	$(26,470)	$26,016	$(584,329)
Other comprehensive income before reclassifications	8,812	4,319	—	13,131
Less: Amounts reclassified from accumulated other comprehensive loss	(262,391)	(11,506)	2,226	(271,671)
Net current-period other comprehensive income (loss)	271,203	15,825	(2,226)	284,802
Ending Balance: June 30, 2025	$(312,672)	$(10,645)	$23,790	$(299,527)
Beginning Balance: January 1, 2024	$(584,243)	$(31,571)	$7,462	$(608,352)
Other comprehensive loss before reclassifications	(33,416)	(37,272)	—	(70,688)
Less: Amounts reclassified from accumulated other comprehensive loss	(5,463)	(20,319)	1,032	(24,750)
Net current-period other comprehensive (loss)	(27,953)	(16,953)	(1,032)	(45,938)
Ending Balance: June 30, 2024	$(612,196)	$(48,524)	$6,430	$(654,290)
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
The accounting policies of the banking business segment are the same as those described in the summary of significant accounting policies in Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s 2024 10-K. The CODM assesses performance of the banking business segment and decides how to allocate resources based upon net income that is reported on the Consolidated Statements of Income as net income (loss). The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses net income (loss) to evaluate income generated from segment assets in deciding whether to reinvest profits into the banking business segment or into other parts of the Company, such as for acquisitions, to pay dividends, or to repurchase outstanding shares. Net income is used to monitor budget versus actual results. The CODM also uses net income (loss) in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company does not have intra-entity sales.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2025, and our results of operations for the three and six months ended June 30, 2025 and 2024. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2024 Form 10-K.
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
There have been no other material changes in critical accounting policies during the three and six months ended June 30, 2025.

Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $25.5 billion and $25.6 billion at June 30, 2025 and December 31, 2024, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the New Hampshire Banking Department, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct under our “Cambridge Trust Wealth Management, a division of Eastern Bank” brand name (“Cambridge Trust Wealth Management division”).
Net income and net loss for the three and six months ended June 30, 2025, respectively, computed in accordance with GAAP was $100.2 million and $117.4 million, respectively, as compared to net income of $26.3 million and $65.0 million for the three and six months ended June 30, 2024, respectively. The increase in net income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to increased net interest income and increased noninterest income during the three months ended June 30, 2025. Refer to the later sections titled “Results of Operations” within this Item 2 for additional discussion. The decrease in net income from the six months ended June 30, 2024 to a net loss for six months ended June 30, 2025 was primarily due to losses on sales of securities during the six months ended June 30, 2025. Refer to the later sections titled “Results of Operations” within this Item 2 for additional discussion
Net income and loss for the three and six months ended June 30, 2025, respectively, and net income for the three and six months ended June 30, 2024 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and six months ended June 30, 2025 was $81.7 million and $149.2 million, respectively, compared to operating net income for the three and six months ended June 30, 2024 of $37.1 million and $77.1 million, respectively, representing increases of 120.1% and 93.5%, respectively. These increases were primarily due to higher net interest income for both the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 partially offset by higher noninterest expense on an operating basis for both the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. See “Non-GAAP Financial Measures” and “Results of Operations” within this Item 2 for a reconciliation of operating net income to net income on a GAAP basis and further discussion of noninterest income and noninterest expense.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of June 30, 2025 and December 31, 2024, we had total commercial and industrial loans of $3.6 billion and $3.3 billion, respectively, representing 19.8% and 18.4%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and industrial revenue bonds (“IRBs”) which are municipal bonds issued to finance major capital projects. The majority of our IRB portfolio is in educational and other non-profit sectors.
•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other type properties. As of June 30, 2025 and December 31, 2024, we had total commercial real estate loans of $7.2 billion and $7.0 billion, respectively, representing 39.5% and

39.6%, respectively, of our total loans as of each period end. As of June 30, 2025 and December 31, 2024, owner occupied loans totaled $948.5 million and $947.2 million, respectively, representing 13.1% and 13.4%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of June 30, 2025 and December 31, 2024, we had total commercial construction loans of $470.5 million and $491.6 million, respectively, representing 2.6% and 2.8%, respectively, of our total loans. Our commercial construction loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of both June 30, 2025 and December 31, 2024, we had total business banking loans of $1.4 billion, representing 7.7% and 8.1%, respectively, of our total loans for each period end. In this category, commercial and industrial loans and commercial real estate loans totaled $236.0 million and $1.2 billion, respectively, as of June 30, 2025, and $244.4 million and $1.2 billion, respectively, as of December 31, 2024.
Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans. We also engage in SBA lending. SBA guarantees reduce our risk of loss when default occurs and are considered a credit enhancement to the loan structure
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both June 30, 2025 and December 31, 2024, we had total residential real estate loans of $3.9 billion, representing 21.2% and 22.1%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential real estate loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and six months ended June 30, 2025, residential real estate mortgage loan originations were $128.0 million and $183.5 million, respectively, of which $9.7 million and $22.8 million, respectively, were sold on the secondary markets. Comparatively, during the three and six months ended June 30, 2024, residential real estate mortgage loan originations were $89.3 million and $127.6 million, respectively, of which $14.8 million and $34.7 million, respectively, were sold on the secondary markets.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of June 30, 2025 and December 31, 2024, we had total consumer home equity loans of $1.5 billion and $1.4 billion, respectively, representing 8.0% and 7.8%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of June 30, 2025 and December 31, 2024, we had total other consumer loans of $222.6 million and $227.2 million, respectively, representing 1.2% and 1.3%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
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
Other Consumer Deposit Products
•We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 109 branches located in eastern Massachusetts and New Hampshire, through our call center and through our online and mobile banking applications.
Wealth Management Services
•Through our Cambridge Trust Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of June 30, 2025 and December 31, 2024, we held $9.2 billion and $8.7 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three and six months ended June 30, 2025, we had noninterest income of $17.3 million and $33.7 million, respectively, from providing these services compared to $6.7 million and $13.3 million for the three and six months ended June 30, 2024, respectively.
Outlook and Trends
Acquisitions
Proposed Acquisition
On April 24, 2025, Eastern Bankshares, Inc. and our wholly owned subsidiary, Eastern Bank, HarborOne Bancorp, Inc. (“HarborOne”) and HarborOne Bank, a wholly owned subsidiary of HarborOne Bancorp, Inc. (“HarborOne”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, we will acquire HarborOne and HarborOne Bank through the merger of HarborOne with and into the Eastern Bankshares, Inc., with Eastern Bankshares, Inc. as the surviving entity (the “Merger”). The Merger Agreement further provides that following the Merger, HarborOne Bank will merge with and into Eastern Bank, with Eastern Bank as the surviving entity.
Prior to the effective time of the Merger (the “Effective Time”), shareholders of HarborOne will elect to receive for each share of HarborOne common stock (“HarborOne Common Stock”) either (i) 0.765 shares of Eastern Bankshares, Inc. common stock (the “Stock Consideration” or the “Exchange Ratio”) or (ii) $12.00 in cash (the “Cash Consideration”). Subject to proration, HarborOne shareholders will have the right to elect the Stock Consideration or Cash Consideration so long as the total number of shares of HarborOne Common Stock that receive the Stock Consideration represents between 75% and 85% of the total number of shares of HarborOne Common Stock outstanding immediately prior to the Effective Time.
Subject to the fulfillment or, if permissible, waiver of the closing conditions under the Merger, we anticipate that the Merger will close during the fourth quarter of 2025, although we have the right under the Merger Agreement to defer the closing until February 20, 2026 if the closing conditions are satisfied after October 31, 2025 but before February 20, 2026.
HarborOne, a Massachusetts corporation, is a federally registered bank holding company headquartered in Brockton, Massachusetts. HarborOne Bank, a state-chartered trust company that was originally established in 1917, is a wholly-owned subsidiary of HarborOne that operates through a network of 30 full-service branches in Massachusetts and Rhode Island with $5.6 billion in total assets and $4.5 billion in total deposits as of June 30, 2025. HarborOne’s core services also include its mortgage company, HarborOne Mortgage, which is a wholly-owned subsidiary of HarborOne Bank. HarborOne Mortgage is a residential mortgage company headquartered in New Hampshire that maintains offices in Massachusetts, New Hampshire, Rhode Island, Maine, New Jersey, and Florida, and is licensed to lend in five additional states.
During the three and six months ended June 30, 2025, we incurred and recorded merger and acquisition costs related to our proposed acquisition of HarborOne of $2.6 million. The following table presents HarborOne-related merger and acquisition costs by expense category, which are included in non-operating expenses on the Consolidated Statements of Income, for the three and six months ended June 30, 2025:

Merger Costs
(In thousands)
Data processing	$18
Professional services	2,535
Other non-operating expenses	30
Total	$2,583
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its meeting on September 18, 2024, the FOMC decided to lower the target range for the federal funds rate by 50 basis points from the range set at its July 26, 2023 meeting to a range of 4.75% to 5.00%. At its meeting on November 7, 2024, the FOMC decided to lower the target range for the federal funds rate to a range of 4.50% to 4.75% and then again at its meeting on December 18, 2024 to a range of 4.25% to 4.50%. At its most recent meeting on July 30, 2025, the FOMC decided to maintain the target range for the federal funds rate at the range established following its December 18, 2024 meeting and indicated, in considering the extent and timing of additional adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC further indicated it is strongly committed to supporting maximum employment and reducing the annual inflation rate to its 2 percent objective.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 35% of the outstanding principal balance of our loans, gross of outstanding interest rate swaps as described further below, as of June 30, 2025 was indexed to a market rate that is expected to re-price with similar magnitude and direction as the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.4 billion on June 30, 2025, representing approximately 12.9% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 11, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
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
In the first quarter of 2025, we changed our computation of operating net income to exclude, as an adjustment to net income (loss) in arriving at operating net income, income from investments held in rabbi trust and rabbi trust employee benefit expense. Management believes these changes result in a more meaningful measure of our financial performance and allow for better comparability to peer companies. Prior period results have been recast for comparability purposes
Our non-GAAP financial measures should not be considered as an alternative or substitute to GAAP net income (loss), or as an indication of our cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. An item which we consider to be non-core and exclude when computing these non-GAAP financial measures can be of substantial importance to our results for any particular period. In addition, our methodology for calculating non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar performance measures and, accordingly, our reported non-GAAP financial measures may not be comparable to the same or similar performance measures reported by other companies.

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net income (loss) (GAAP)	$100,233	$26,331	$(117,433)	$64,978
Non-GAAP adjustments:
Add:
Noninterest income components:
Losses on sales of securities available for sale, net	—	7,557	269,638	7,557
(Gains) losses on sales of other assets	(618)	2	12	2
Noninterest expense components:
Merger and acquisition expenses	2,583	3,684	2,583	5,500
Total impact of non-GAAP adjustments	1,965	11,243	272,233	13,059
Less net tax benefit associated with non-GAAP adjustment (1)	20,472	435	5,590	938
Non-GAAP adjustments, net of tax	$(18,507)	$10,808	$266,643	$12,121
Operating net income (non-GAAP)	$81,726	$37,139	$149,210	$77,099

Weighted average common shares outstanding during the period:
Basic	198,531,054	163,145,255	199,275,436	163,004,093
Diluted	198,992,111	163,499,296	199,275,436	163,390,421
Diluted for operating earnings per share computation (2)	198,992,111	163,499,296	200,095,230	163,390,421

Earnings (losses) per share, basic	$0.50	$0.16	$(0.59)	$0.40
Earnings (losses) per share, diluted	$0.50	$0.16	$(0.59)	$0.40

Operating earnings per share, basic (non-GAAP)	$0.41	$0.23	$0.75	$0.47
Operating earnings per share, diluted (non-GAAP)	$0.41	$0.23	$0.75	$0.47
(1)The net tax benefit associated with these items is generally determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. For discussion regarding the net tax expense recognized for the three and six months ended June 30, 2025, refer to Note 8, “Income Taxes” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
(2)For the six-month period ended June 30, 2025, which ended in a net loss, common stock equivalents are excluded from the calculation of diluted earnings per share for GAAP purposes as inclusion would have had an anti-dilutive effect. Common stock equivalents were included for purposes of computing diluted operating earnings per share.

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income (loss), noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income (GAAP)	$202,030	$128,649	$390,929	$258,549
Add:
Tax-equivalent adjustment (non-GAAP)	4,805	4,553	9,412	9,036
Fully-taxable equivalent net interest income on an operating basis (non-GAAP)	206,835	133,202	400,341	267,585
Noninterest income (loss) (GAAP)	42,851	25,348	(193,267)	53,040
Less:
Losses on sales of securities available for sale, net	—	(7,557)	(269,638)	(7,557)
Gains (losses) on sales of other assets	618	(2)	(12)	(2)
Noninterest income on an operating basis (non-GAAP)	42,233	32,907	76,383	60,599
Noninterest expense (GAAP)	$136,961	$109,869	$267,081	$211,071
Less:
Merger and acquisition expenses	2,583	3,684	2,583	5,500
Noninterest expense on an operating basis (non-GAAP)	134,378	106,185	264,498	205,571
Amortization of intangible assets	7,807	504	15,615	1,008
Noninterest expense for calculation of operating efficiency ratio (non-GAAP)	$126,571	$105,681	$248,883	$204,563
Total revenue (GAAP)	$244,881	$153,997	$197,662	$311,589
Total operating revenue (non-GAAP)	$249,068	$166,109	$476,724	$328,184
Ratios:
Efficiency ratio (GAAP)	55.93%	71.34%	135.12%	67.74%
Operating efficiency ratio (non-GAAP)	50.82%	63.62%	52.21%	62.33%
The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of June 30,	As of December 31,
	2025	2024
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$3,683,891	$3,611,967
Less: Goodwill and other intangibles	1,034,543	1,050,158
Tangible shareholders’ equity (non-GAAP)	2,649,348	2,561,809
Tangible assets:
Total assets (GAAP)	25,456,168	25,557,880
Less: Goodwill and other intangibles	1,034,543	1,050,158
Tangible assets (non-GAAP)	$24,421,625	$24,507,722
Shareholders’ equity to assets ratio (GAAP)	14.5%	14.1%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	10.8%	10.5%
Book value per share:
Common shares issued and outstanding	211,463,296	213,909,472
Book value per share (GAAP)	$17.42	$16.89
Tangible book value per share (non-GAAP)	$12.53	$11.98

The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income (loss) and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Tangible net income (loss):
Net income (loss) (GAAP)	$100,233	$26,331	$(117,433)	$64,978
Add: Amortization of intangible assets	7,807	504	15,615	1,008
Less: Tax effect of amortization of intangible assets (3)	2,163	140	4,325	279
Tangible net income (loss) (non-GAAP)	$105,877	$26,695	$(106,143)	$65,707

Operating net income (non-GAAP) (1)	$81,726	$37,139	$149,210	$77,099
Add: Amortization of intangible assets	7,807	504	15,615	1,008
Less: Tax effect of amortization of intangible assets (3)	2,163	140	4,325	279
Tangible operating net income (non-GAAP)	$87,370	$37,503	$160,500	$77,828

Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$3,623,169	$2,928,101	$3,603,341	$2,949,430
Less: Average goodwill and other intangibles	1,039,634	565,523	1,043,530	565,775
Average tangible shareholders’ equity (non-GAAP)	$2,583,535	$2,362,578	$2,559,811	$2,383,655
Ratios:
Return (loss) on average total shareholders’ equity (GAAP) (2)	11.10%	3.62%	(6.57)%	4.43%
Return (loss) on average tangible shareholders’ equity (non-GAAP) (2)	16.44%	4.54%	(8.36)%	5.54%
Operating return on average tangible shareholders’ equity (non-GAAP) (2)	13.56%	6.38%	12.64%	6.57%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income (loss).
(2)Presented on an annualized basis.
(3)The tax effect of amortization of intangible assets was calculated using our combined statutory tax rate of 27.7%.
Financial Position
Summary of Financial Position

	As of June 30, 2025	As of December 31, 2024	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$553,506	$1,006,880	$(453,374)	(45.0)%
Securities available for sale	3,896,221	4,021,598	(125,377)	(3.1)%
Securities held to maturity	499,159	420,715	78,444	18.6%
Loans, net of allowance for loan losses	18,083,010	17,549,402	533,608	3.0%
Federal Home Loan Bank stock	6,254	5,865	389	6.6%
Goodwill and other intangible assets	1,034,543	1,050,158	(15,615)	(1.5)%
Deposits	21,220,780	21,319,340	(98,560)	(0.5)%
Borrowed funds	48,188	66,179	(17,991)	(27.2)%
Cash and cash equivalents

Total cash and cash equivalents decreased by $453.4 million, or 45.0%, to $553.5 million at June 30, 2025 from $1.0 billion at December 31, 2024. This decrease was primarily due to an increase in gross loans of $510.7 million and a decrease in total deposits of $98.6 million. For further discussion of the change in deposits and loans, refer to the later “Deposits” and “Loans” sections in this Item 2.
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
U.S. government securities: As of June 30, 2025, our U.S. government securities consisted of U.S. Treasury securities. As of December 31, 2024, our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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

The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of June 30, 2025	As of December 31, 2024
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,577,580	$2,561,895
Government-sponsored commercial mortgage-backed securities	1,072,719	1,161,111
U.S. Agency bonds	—	17,672
U.S. Treasury securities	70,268	97,619
State and municipal bonds and obligations	175,654	183,301
Total available for sale securities, at fair value	3,896,221	4,021,598
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	221,347	231,709
Government-sponsored commercial mortgage-backed securities	187,106	189,006
State and municipal bonds and obligations	61,706	—
Corporate bonds	29,000	—
Total held to maturity securities, at amortized cost	499,159	420,715
Total	$4,395,380	$4,442,313
Our securities portfolio decreased $46.9 million, or 1.1%, to $4.4 billion at June 30, 2025 from $4.4 billion at December 31, 2024. This slight decrease was primarily due the offsetting effect of sales of AFS securities of $1.3 billion, AFS and HTM maturities and principal paydowns of $232.0 million, and purchases of AFS and HTM securities of $1.4 billion.
We did not have trading investments at June 30, 2025 or December 31, 2024.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $237.2 million at June 30, 2025 compared to $183.1 million at December 31, 2024.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both June 30, 2025 and December 31, 2024, we had no securities categorized as Level 3 within the fair value hierarchy.

The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended June 30, 2025 and December 31, 2024. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of June 30, 2025 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.43%	2.37%	1.71%	2.90%	2.90%
Government-sponsored commercial mortgage-backed securities	—	3.94	1.98	2.03	3.03
U.S. Treasury securities	3.53	4.19	—	—	4.00
State and municipal bonds and obligations	2.49	2.85	3.68	4.13	3.73
Total available for sale securities	3.26%	3.87%	2.71%	2.81%	2.99%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.36	—	2.22
State and municipal bonds and obligations	—	—	—	5.47	5.47
Corporate bonds	—	—	7.28	—	7.28
Total held to maturity securities	—%	2.16%	4.05%	3.43%	3.20%
Total	3.26%	3.60%	3.29%	2.86%	3.01%

	Securities Maturing as of December 31, 2024 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.83%	2.37%	1.68%	1.71%	1.72%
Government-sponsored commercial mortgage-backed securities	—	1.96	2.32	1.94	2.02
U.S. Agency bonds	—	1.56	—	—	1.56
U.S. Treasury securities	3.15	0.78	—	—	1.96
State and municipal bonds and obligations	2.40	2.76	3.59	4.12	3.70
Total available for sale securities	3.07%	1.91%	2.49%	1.82%	1.89%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.36	—	2.22
Total held to maturity securities	—%	2.16%	2.36%	2.86%	2.57%
Total	3.07%	1.95%	2.47%	1.88%	1.95%
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

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

			Change
	As of June 30, 2025	As of December 31, 2024	Amount ($)	Percentage (%)
	(Dollars in thousands)
Commercial and industrial	$3,661,483	$3,296,068	$365,415	11.1%
Commercial real estate	7,293,754	7,119,523	174,231	2.4%
Commercial construction	472,329	494,842	(22,513)	(4.5)%
Business banking	1,422,574	1,448,176	(25,602)	(1.8)%
Residential real estate	4,016,401	4,063,659	(47,258)	(1.2)%
Consumer home equity	1,458,402	1,385,394	73,008	5.3%
Other consumer	264,847	271,422	(6,575)	(2.4)%
Total gross loans	$18,589,790	$18,079,084	$510,706	2.8%
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $0.5 billion, or 2.8%, to $18.6 billion at June 30, 2025 from $18.1 billion at December 31, 2024. The increase was primarily due to continued investment in resources targeted to grow our commercial and industrial loan portfolio and an increase in our commercial real estate investment loans driven by steady growth in our multifamily property type segment.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and it is concentrated in the New England geographical area, with 80.9% of our commercial loans in Massachusetts and New Hampshire as of June 30, 2025.
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
Special mention, substandard and doubtful loans totaled 3.6% and 4.9% of total commercial loans outstanding at June 30, 2025 and December 31, 2024, respectively.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio decreased to 0.38% at June 30, 2025, compared to 0.62% at December 31, 2024.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	June 30, 2025	December 31, 2024
Portfolio
Commercial and industrial	0.02%	—%
Commercial real estate	0.01%	0.46%
Commercial construction	—%	—%
Business banking	0.91%	1.19%
Residential real estate	1.02%	1.04%
Consumer home equity	1.10%	1.29%
Other consumer	0.26%	0.62%
Total	0.38%	0.62%
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
NPLs decreased $81.1 million, or 59.7%, to $54.7 million at June 30, 2025 from $135.8 million at December 31, 2024. NPLs as a percentage of total loans decreased to 0.30% at June 30, 2025 from 0.76% at December 31, 2024. The decrease was primarily due to the sales of one non-performing commercial and industrial loan and several non-performing commercial real estate loans during the six months ended June 30, 2025. Also driving this decline is continued efforts to work with borrowers to either exit certain relationships through sales or otherwise alleviate non-performance through regular payoffs.
The total amount of interest recorded on NPLs during both the six months ended June 30, 2025 and 2024 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.8 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. The aggregate amortized cost balance as of June 30, 2025 of loans modified during the three and six months ended June 30, 2025 which were determined to be modifications to borrowers experiencing financial difficulty was $11.0 million and $14.2 million, respectively. The aggregate amortized cost balance as of June 30, 2024 of loans modified during the three and six months ended June 30, 2024 which were determined to be modifications to borrowers experiencing financial difficulty was $22.8 million and $23.7 million, respectively.
As of June 30, 2025, there were no loans that had been modified to borrowers experiencing financial difficulty during the during the twelve-month period then ended which had subsequently defaulted during the six months ended June 30, 2025. As of June 30, 2024, there were two loans with an aggregate balance of $0.1 million that had been modified to borrowers experiencing financial difficulty during the twelve-month period then ended which had subsequently defaulted during the six months ended June 30, 2024.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the merger date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the merger date. As of June 30, 2025 and December 31, 2024, the carrying amount of PCD loans was $196.7 million and $331.4 million, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit the potential to be unable to comply in the future with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, decreased by $23.1 million, or 5.6%, to $388.9 million at June 30, 2025 from $412.0 million at December 31, 2024. These loans as a percentage of total loans decreased to 2.1% at June 30, 2025 from 2.3% at December 31, 2024. The decrease in potential problem loans from December 31, 2024 to June 30, 2025 was primarily due to the payoff of a commercial real estate loan during the six months ended June 30, 2025.
Commercial Real Estate Office Exposure. Our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, mixed-use, and laboratory/life sciences office properties where rental income is primarily from office space) totaled $1.0 billion as of both June 30, 2025 and December 31, 2024. As of June 30, 2025, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 91.7% of the total recorded investment balance of office-related CRE loans are located, and approximately 20.7% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as reduced occupancy as a result of the increase in hybrid and fully remote work arrangements post-COVID and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of June 30, 2025, one of these loans, which had an aggregate recorded investment balance of $10.1 million, was on non-accrual status. As of December 31, 2024, twelve of these loans were on non-accrual status and had an aggregate recorded investment balance of $87.0 million.
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	June 30, 2025	December 31, 2024
	(In thousands)
Commercial real estate
Pass	$832,920	$848,526
Special mention	29,585	30,409
Substandard	82,184	71,088
Doubtful	10,141	87,012
Total commercial real estate	$954,830	$1,037,035
Commercial construction
Pass	$—	$—
Special mention	945	621
Substandard	—	779
Doubtful	—	—
Total commercial construction	$945	$1,400
Total	$955,775	$1,038,435
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	June 30, 2025	December 31, 2024
	(In thousands)
Commercial real estate
Office	$410,510	$540,219
Medical office	68,811	55,333
Mixed-use	373,682	337,966
Laboratory/life science (1)	101,827	103,517
Total commercial real estate	$954,830	$1,037,035
Commercial construction
Office	$945	$1,400
Medical office	—	—
Mixed-use	—	—
Laboratory/life science	—	—
Total commercial construction	$945	$1,400
Total	$955,775	$1,038,435
(1)At June 30, 2025, we refined the presentation of CRE office risk segments resulting in the addition of the “laboratory/life science” risk segment. Loans in this risk segment were reported in other risk segments as of December 31, 2024 and were reclassified above for comparative purposes.
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
The allowance for loan losses increased by $3.2 million, or 1.4%, to $232.1 million, or 1.27% of total loans, at June 30, 2025 from $229.0 million, or 1.29% of total loans at December 31, 2024. The increase in the allowance for loan losses for the six months ended June 30, 2025 was primarily due to an increase in commercial and industrial reserve rates and an increase in commercial loan balances, partially offset by a reduction in specific reserves that was driven by the sales of certain non-performing commercial real estate loans and the sale of a non-performing commercial and industrial loan, which had previously been reserved for on a specific reserve basis.
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets. Our reserve for unfunded lending commitments remained consistent at $12.9 million at June 30, 2025 compared to $13.1 million at December 31, 2024.

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net loan (recoveries) charge-offs:
Commercial and industrial	$75	$(56)	$64	$(81)
Commercial real estate	(578)	(2,011)	10,315	5,107
Commercial construction	—	—	—	—
Business banking	57	803	77	495
Residential real estate	(36)	(27)	(75)	(48)
Consumer home equity	(5)	(59)	(5)	(57)
Other consumer	284	520	663	1,008
Total net loan (recoveries) charge-offs	$(203)	$(830)	$11,039	$6,424
Average loans:
Commercial and industrial	$3,525,189	$3,111,817	$3,433,109	$3,094,739
Commercial real estate	7,255,875	5,547,859	7,240,123	5,565,085
Commercial construction	468,953	426,808	460,614	394,115
Business banking	1,283,430	1,017,190	1,285,984	1,010,047
Residential real estate	3,887,402	2,563,126	3,899,823	2,566,223
Consumer home equity	1,437,043	1,241,324	1,415,780	1,227,759
Other consumer	217,281	205,219	219,675	205,559
Average total loans (1)	$18,075,173	$14,113,343	$17,955,108	$14,063,527
Net (recoveries) charge-offs to average loans outstanding during the period:
Commercial and industrial	0.00%	(0.00)%	0.00%	(0.00)%
Commercial real estate	(0.01)	(0.04)	0.14	0.09
Commercial construction	—	—	—	—
Business banking	0.00	0.08	0.01	0.05
Residential real estate	(0.00)	(0.00)	(0.00)	(0.00)
Consumer home equity	(0.00)	(0.00)	(0.00)	(0.00)
Other consumer	0.13	0.25	0.30	0.49
Total net (recoveries) charge-offs to average loans outstanding during the period:	(0.00)%	(0.01)%	0.06%	0.05%
Total loans	$18,315,123	$14,109,919	$18,315,123	$14,109,919
Total non-accrual loans	$54,712	$39,771	$54,712	$39,771
Allowance for loan losses	$232,113	$156,146	$232,113	$156,146
Allowance for loan losses as a percent of total loans	1.27%	1.11%	1.27%	1.11%
Non-accrual loans as a percent of total loans	0.30%	0.28%	0.30%	0.28%
Allowance for loan losses as a percent of non-accrual loans	424.25%	392.61%	424.25%	392.61%
(1)Average loan balances exclude loans held for sale

Non-accrual loans increased $14.9 million, or 37.6%, to $54.7 million at June 30, 2025 from $39.8 million at June 30, 2024, primarily due to loans acquired from Cambridge and which were already on non-accrual or were transferred to non-accrual following the completion of the merger. As of June 30, 2025, the amount of loans on non-accrual which were acquired from Cambridge was $26.5 million. This increase was partially offset by the sales of certain non-performing commercial real estate loans and the sale of a non-performing commercial and industrial loan during the six months ended June 30, 2025. For additional information regarding the credit quality of our loans, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of June 30, 2025			As of December 31, 2024
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$54,110	23.31%	19.84%	$41,090	17.95%	18.24%
Commercial real estate	105,090	45.28%	39.48%	116,175	50.74%	39.37%
Commercial construction	9,326	4.02%	2.57%	8,462	3.70%	2.74%
Business banking	20,685	8.91%	7.70%	19,899	8.69%	8.01%
Residential real estate	31,481	13.56%	21.22%	32,291	14.10%	22.48%
Consumer home equity	7,080	3.05%	7.97%	7,472	3.26%	7.66%
Other consumer	4,341	1.87%	1.22%	3,563	1.56%	1.50%
Total	$232,113	100.00%	100.00%	$228,952	100.00%	100.00%
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
We held an investment in the FHLBB of $6.3 million and $5.9 million at June 30, 2025 and December 31, 2024, respectively. The amount of stock we are required to purchase is proportional to our FHLB borrowings and level of total assets.
Goodwill and other intangible assets

The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below:

	June 30, 2025	December 31, 2024
	(In thousands)
Balances not subject to amortization
Goodwill	$914,957	$914,957
Balances subject to amortization
Core deposit intangibles	97,882	111,296
Customer list intangible	20,776	22,841
Trade name intangible	928	1,064
Total balances subject to amortization	119,586	135,201
Total goodwill and other intangible assets	$1,034,543	$1,050,158
The balance of our goodwill and core deposit intangible asset was $1.0 billion and $1.1 billion at June 30, 2025 and December 31, 2024, respectively. The decrease in goodwill and other intangible assets at June 30, 2025 from December 31, 2024 was due to regular amortization of our other intangible assets during the six months ended June 30, 2025. We did not record any impairment to our goodwill or other intangible assets during the six months ended June 30, 2025.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

	As of June 30, 2025		Change
		As of December 31, 2024	Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$5,948,307	$5,992,082	$(43,775)	(0.7)%
Interest checking	4,455,074	4,606,250	(151,176)	(3.3)%
Savings	1,605,103	1,648,323	(43,220)	(2.6)%
Money market investments	5,964,553	5,736,362	228,191	4.0%
Certificate of deposits	3,247,743	3,336,323	(88,580)	(2.7)%
Total deposits	$21,220,780	$21,319,340	$(98,560)	(0.5)%
Deposits decreased by $98.6 million, or 0.5%, to $21.2 billion at June 30, 2025 from $21.3 billion at December 31, 2024. This decrease was primarily driven by regular deposit outflows during the six months ended June 30, 2025.
The Bank’s estimate of total uninsured deposits was $9.0 billion at both June 30, 2025 and December 31, 2024. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $6.9 billion at both June 30, 2025 and December 31, 2024.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Six Months Ended June 30, 2025		For the Year Ended December 31, 2024
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,701,899	—%	$5,438,124	—%
Interest checking	4,451,261	0.92%	4,167,043	1.04%
Savings (1)	1,640,121	0.30%	1,487,842	0.21%
Money market investments	5,814,024	2.27%	5,283,231	2.66%
Certificate of deposits	3,219,873	4.05%	3,146,139	4.78%
Total deposits	$20,827,178	1.48%	$19,522,379	1.74%
(1)Includes the reclassification of the escrow deposits of borrowers to deposit savings accounts recorded in the first quarter of 2025 for comparability purposes.
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of June 30, 2025	As of December 31, 2024
Maturing in	(In thousands)
Three months or less	$319,651	$416,015
Over three months through six months	512,026	544,598
Over six months through 12 months	230,908	156,565
Over 12 months	856	5,161
Total	$1,063,441	$1,122,339
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity. The following table sets forth the balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of June 30, 2025	As of December 31, 2024	Amount ($)	Percentage (%)
	(In thousands)
Interest rate swap collateral funds	$21,391	$48,590	(27,199)	(56.0)%
FHLB advances	26,797	17,589	9,208	52.4%
Total	$48,188	$66,179	$(17,991)	(27.2)%
Our total borrowings decreased by $18.0 million to $48.2 million at June 30, 2025 compared to $66.2 million at December 31, 2024. The decrease was primarily due to decreased balances of interest rate swap collateral funds. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.
Results of Operations
Summary of Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2025	2024	Amount ($)	Percentage	2025	2024	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$279,339	$207,376	$71,963	34.7%	$545,044	$409,987	$135,057	32.9%
Interest expense	77,309	78,727	(1,418)	(1.8)%	154,115	151,438	2,677	1.8%
Net interest income	202,030	128,649	73,381	57.0%	390,929	258,549	132,380	51.2%
Provision for allowance for loan losses	7,600	6,126	1,474	24.1%	14,200	13,577	623	4.6%
Noninterest income (loss)	42,851	25,348	17,503	69.1%	(193,267)	53,040	(246,307)	(464.4)%
Noninterest expense	136,961	109,869	27,092	24.7%	267,081	211,071	56,010	26.5%
Income tax expense	87	11,671	(11,584)	(99.3)%	33,814	21,963	11,851	54.0%
Net income (loss)	100,233	26,331	73,902	280.7%	(117,433)	64,978	(182,411)	(280.7)%
Comparison of the three and six months ended June 30, 2025 and 2024
Interest and Dividend Income
Interest and dividend income increased by $72.0 million, or 34.7%, to $279.3 million during the three months ended June 30, 2025 from $207.4 million during the three months ended June 30, 2024. The increase was due to an increase in both the average balance and yields of our loan portfolio. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on loans increased $68.6 million, or 39.8%, to $241.1 million during the three months ended June 30, 2025 from $172.5 million during the three months ended June 30, 2024. The increase in interest income on our loans was due to an increase in both the average balance and yield of such loans. The average balance of our loan portfolio increased $4.0 billion, or 28.1%, to $18.1 billion during the three months ended June 30, 2025 from $14.1 billion during the three months ended June 30, 2024, which was primarily due to loans acquired in connection with our merger with Cambridge which was completed in the third quarter of 2024. The overall yield on our loans increased 42 basis points during the three months ended June 30, 2025 in comparison to the three months ended June 30, 2024, which was primarily due to accretion of the discount recorded related to loans acquired in our merger with Cambridge.
•Interest income on securities and other short-term investments increased by $3.4 million, or 9.7%, to $38.2 million during the three months ended June 30, 2025 from $34.9 million during the three months ended June 30, 2024. The increase was primarily due to an increase in our combined yield on our securities and other short-term investments, which increased 79 basis points during the three months ended June 30, 2025 in comparison to the three months ended June 30, 2024 due to sales of AFS securities and the purchase of new securities with higher yields. Partially offsetting this increase was a decrease in the average balance of our securities and other short-term investments during the three months ended June 30, 2025, which resulted from maturities and principal paydowns of AFS and HTM securities.
Interest and dividend income increased by $135.1 million, or 32.9%, to $545.0 million during the six months ended June 30, 2025 from $410.0 million during the six months ended June 30, 2024. The increase was due to an increase in both the average balance and yields of our loan portfolio.
•Interest income on loans increased $127.1 million, or 37.1%, to $469.6 million during the six months ended June 30, 2025 from $342.5 million during the six months ended June 30, 2024. The increase in interest income on our loans was primarily due to an increase in the average balance of our loans and an increase in the yield on our loans. The average balance of our loan portfolio increased $3.9 billion, or 27.7%, to $18.0 billion during the six months ended June 30, 2025 from $14.1 billion during the six months ended June 30, 2024, which was primarily due to loans acquired in connection with our merger with Cambridge. The overall yield on our loans increased 35 basis points during the six months ended June 30, 2025 in comparison to the six months ended June 30, 2024, which was primarily due to accretion of the discount recorded related to loans acquired in our merger with Cambridge.
•Interest income on securities and other short-term investments increased by $8.0 million, or 11.8%, to $75.5 million during the six months ended June 30, 2025 from $67.5 million during the six months ended June 30, 2024. The increase was primarily due to an increase in our combined yield on our securities and other short-

term investments, which increased 72 basis points during the six months ended June 30, 2025 in comparison to the six months ended June 30, 2024 due to sales of AFS securities and the purchase of new securities with higher yields. Partially offsetting this increase was a decrease in the average balance of our securities and other short-term investments during the six months ended June 30, 2025, which resulted from maturities and principal paydowns of AFS and HTM securities.
Interest Expense
During the three months ended June 30, 2025, interest expense decreased by $1.4 million to $77.3 million from $78.7 million during the three months ended June 30, 2024. This decrease was primarily due to deposit interest expense which decreased during the three months ended June 30, 2025 by $1.8 million to $76.7 million from $78.5 million during the three months ended June 30, 2024. This decrease was due to a decrease in rates paid on deposits.
During the six months ended June 30, 2025, interest expense increased by $2.7 million to $154.1 million from $151.4 million during the six months ended June 30, 2024. This increase was primarily due to deposit interest expense which increased during the six months ended June 30, 2025 by $1.8 million to $152.7 million from $150.9 million during the six months ended June 30, 2024. This increase was due to an increase in the average balance of interest-bearing deposits. During the six months ended June 30, 2025, average-interest bearing deposits increased by $2.4 billion, or 18.6%, to $15.1 billion from $12.8 billion during the six months ended June 30, 2024, primarily as a result of our merger with Cambridge which added approximately $2.9 billion in interest-bearing deposits.
Net Interest Income
Net interest income increased by $73.4 million, or 57.0%, to $202.0 million during the three months ended June 30, 2025 from $128.6 million for the three months ended June 30, 2024. Net interest income increased due to an increase in our net interest margin as well as an increase in the average balance of net interest-earning assets of $0.5 billion, or 7.3%, to $7.9 billion during the three months ended June 30, 2025 from $7.4 billion during the three months ended June 30, 2024.
Net interest income increased by $132.4 million, or 51.2%, to $390.9 million during the six months ended June 30, 2025 from $258.5 million for the six months ended June 30, 2024. Net interest income increased due to an increase in our net interest margin as well as an increase in the average balance of net interest-earning assets of $0.5 billion, or 7.1%, to $8.0 billion during the six months ended June 30, 2025 from $7.5 billion during the six months ended June 30, 2024.
The following chart shows our net interest margin over the past five quarters:

Net Interest Margin ("NIM")
3.75%
3.50%
3.25%
3.00%
2.75%
2.50%
2024 Q2
2024 Q3
2024 Q4
2025 Q1
2025 Q2
NIM

Net interest margin is determined by dividing FTE net interest income by average total interest-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using marginal tax rates of 21.8% for both the three and six months ended June 30, 2025, and 21.7% for both the three and six months ended June 30, 2024.
Net interest margin increased 95 basis points during the three months ended June 30, 2025 to 3.59% from 2.64% during the three months ended June 30, 2024. The increase in net interest margin for the three months ended June 30, 2025 from the three months ended June 30, 2024 due to an increase in our average balance and yield on interest-earning assets combined with a decrease in the cost of our interest-bearing liabilities.
Net interest margin increased 82 basis points to 3.48% during the six months ended June 30, 2025 from 2.66% during the six months ended June 30, 2024. The increase in net interest margin for the six months ended June 30, 2025 from the six months ended June 30, 2024 was primarily due to an increase in our average balance and yield on interest-earning assets combined with a decrease in the cost of our interest-bearing liabilities.

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
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$12,533,447	$174,639	5.59%	$10,103,674	$128,402	5.11%
Residential	3,888,885	43,235	4.46%	2,563,646	24,313	3.81%
Consumer	1,654,324	27,542	6.68%	1,446,543	23,960	6.66%
Total loans	18,076,656	245,416	5.45%	14,113,863	176,675	5.03%
Non-taxable investment securities	234,708	2,256	3.86%	197,450	1,831	3.73%
Taxable investment securities	4,597,007	34,113	2.98%	5,231,133	22,724	1.75%
Other short-term investments	228,803	2,359	4.14%	787,387	10,699	5.47%
Total interest-earning assets	$23,137,174	$284,144	4.93%	$20,329,833	$211,929	4.19%
Non-interest-earning assets	1,921,592			912,302
Total assets	$25,058,766			$21,242,135
Interest-bearing liabilities:
Deposits:
Savings account	$1,632,098	$1,212	0.30%	$1,277,562	$52	0.02%
Interest checking account	4,410,100	10,169	0.92%	3,739,590	8,827	0.95%
Money market investment	5,893,593	33,651	2.29%	4,975,843	34,022	2.75%
Time account	3,228,372	31,674	3.94%	2,933,160	35,582	4.88%
Total interest-bearing deposits	15,164,163	76,706	2.03%	12,926,155	78,483	2.44%
Borrowings	65,821	603	3.67%	31,547	244	3.11%
Total interest-bearing liabilities	$15,229,984	$77,309	2.04%	$12,957,702	$78,727	2.44%
Demand accounts	5,662,108			4,843,336
Other noninterest-bearing liabilities	543,505			512,996
Total liabilities	21,435,597			18,314,034
Shareholders’ equity	3,623,169			2,928,101
Total liabilities and shareholders’ equity	$25,058,766			$21,242,135
Net interest income – FTE		$206,835			$133,202
Net interest rate spread (2)			2.89%			1.75%
Net interest-earning assets (3)	$7,907,190			$7,372,131
Net interest margin – FTE (4)			3.59%			2.64%
Average interest-earning assets to interest-bearing liabilities	151.92%			156.89%
Return on average assets (5)(6)	1.60%			0.50%
Return on average equity (5)(7)	11.10%			3.62%
Noninterest expense to average assets	2.19%			2.08%
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
(5)Presented on an annualized basis.
(6)Represents net income divided by average total assets.

(7)Represents net income divided by average equity.

	As of and for the six months ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$12,419,830	$338,476	5.50%	$10,063,985	$255,243	5.10%
Residential	3,901,270	85,904	4.44%	2,567,225	48,307	3.78%
Consumer	1,635,456	53,716	6.62%	1,433,317	47,198	6.62%
Total loans	17,956,556	478,096	5.37%	14,064,527	350,748	5.02%
Non-taxable investment securities	216,302	4,092	3.81%	197,458	3,659	3.73%
Taxable investment securities	4,682,692	65,273	2.81%	5,304,117	46,097	1.75%
Other short-term investments	333,038	6,995	4.24%	681,963	18,519	5.46%
Total interest-earning assets	$23,188,588	$554,456	4.82%	$20,248,065	$419,023	4.16%
Non-interest-earning assets	1,874,913			931,849
Total assets	$25,063,501			$21,179,914
Interest-bearing liabilities:
Deposits:
Savings account	$1,640,121	$2,403	0.30%	$1,296,785	$95	0.01%
Interest checking account	4,451,261	20,219	0.92%	3,742,251	17,014	0.91%
Money market investment	5,814,024	65,358	2.27%	4,858,917	64,517	2.67%
Time account	3,219,873	64,724	4.05%	2,859,145	69,317	4.88%
Total interest-bearing deposits	15,125,279	152,704	2.04%	12,757,098	150,943	2.38%
Borrowings	75,745	1,411	3.76%	31,840	495	3.13%
Total interest-bearing liabilities	$15,201,024	$154,115	2.04%	$12,788,938	$151,438	2.38%
Demand accounts	5,701,899			4,916,290
Other noninterest-bearing liabilities	557,237			525,256
Total liabilities	21,460,160			18,230,484
Shareholders’ equity	3,603,341			2,949,430
Total liabilities and shareholders’ equity	$25,063,501			$21,179,914
Net interest income – FTE		$400,341			$267,585
Net interest rate spread (2)			2.78%			1.78%
Net interest-earning assets (3)	$7,987,564			$7,459,127
Net interest margin – FTE (4)			3.48%			2.66%
Average interest-earning assets to interest-bearing liabilities	152.55%			158.32%
(Loss) return on average assets (5)(6)	(0.94)%			0.62%
(Loss) return on average equity (5)(7)	(6.57)%			4.43%
Noninterest expense to average assets	2.15%			2.00%
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
2024 Q2
2024 Q3
2024 Q4
2025 Q1
2025 Q2
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded provisions for allowance for loan losses of $7.6 million and $6.1 million for the three months ended June 30, 2025 and 2024, respectively, and provisions of $14.2 million and $13.6 million for the six months ended June 30, 2025 and 2024, respectively. For information regarding the change in the allowance for loan losses, including factors leading to the provision for allowance for loan losses recorded during the three and six months ended June 30, 2025, refer to Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Management’s estimate of our allowance for loan losses as of June 30, 2025 and the provision for allowance for loan losses for the three and six months ended June 30, 2025, was supported, in part, by Oxford Economics’ June 2025 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will grow slightly in 2025, but uncertainty around certain United States’ fiscal policies, such as tariff rates imposed on other countries, make it difficult to predict the future of the United States’ economic performance, in turn leading to higher inflation as consumer spending and real incomes are dampened by the uncertainty. Further, the forecast assumed that the FOMC will decrease federal funds rates once in 2025 by 25 basis points. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience growth of GDP on an annual basis in 2025 of 0.6%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $17.9 million as of June 30, 2025. The upside scenario assumed GDP growth on an annual basis of

1.8%, with strong continued growth in 2026. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $8.4 million as of June 30, 2025.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(Dollars in thousands)
Investment advisory fees	$17,282	$6,711	$10,571	157.5%	$33,719	$13,255	$20,464	154.4%
Service charges on deposit accounts	8,244	7,930	314	4.0%	16,559	15,438	1,121	7.3%
Card income	4,230	4,075	155	3.8%	8,150	8,001	149	1.9%
Interest rate swap income	978	418	560	134.0%	1,466	1,085	381	35.1%
Income from investments held in rabbi trusts	5,727	1,761	3,966	225.2%	4,470	6,079	(1,609)	(26.5)%
Losses on sales of mortgage loans held for sale, net	(97)	(152)	55	(36.2)%	(230)	(210)	(20)	9.5%
Losses on sales of securities available for sale, net	—	(7,557)	7,557	(100.0)%	(269,638)	(7,557)	(262,081)	3,468.1%
Miscellaneous income and fees	5,869	12,164	(6,295)	(51.8)%	12,249	16,951	(4,702)	(27.7)%
Other non-operating income (loss)	618	(2)	620	(31,000.0)%	(12)	(2)	(10)	500.0%
Total noninterest income (loss)	$42,851	$25,348	$17,503	69.1%	$(193,267)	$53,040	$(246,307)	(464.4)%
Noninterest income increased by $17.5 million, or 69.1%, to $42.9 million during the three months ended June 30, 2025 from $25.3 million during the three months ended June 30, 2024. This increase was primarily due to an $10.6 million increase in investment advisory fees, a $7.6 million decrease in losses on sales of securities available for sale, and an $4.0 million increase in income from investments held in rabbi trusts. These items were partially offset by a $6.3 million decrease in miscellaneous income and fees.
•Investment advisory fees increased due to an increase in our assets under management, which increased due to our merger with Cambridge through which we acquired $5.0 billion in assets held in a fiduciary, custodial or agency capacity for customers.
•Losses on sales of securities available for sale were $7.6 million during the three months ended June 30, 2024. In May 2024 an early withdrawal of an omnibus deposit contract occurred which had a balance of $100.0 million at the time of contract termination. Management made the decision to sell certain available for sale securities following the early termination in order to recoup liquidity. There were no sales of securities during the three months ended June 30, 2025.
•Income from investments held in rabbi trusts increased primarily as a result of a more favorable mark-to-market adjustment on equity securities held in those accounts for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
•Miscellaneous income and fees decreased primarily as a result of non-recurring fee income received during the three months ended June 30, 2024 from the early withdrawal of an omnibus deposit contract described above.
Noninterest income decreased $246.3 million to a net loss of $193.3 million for the six months ended June 30, 2025 from net income of $53.0 million for the six months ended June 30, 2024. This decrease was primarily due to a $262.1 million increase in losses on sales of securities available for sale and a $4.7 million decrease in miscellaneous income and fees. These items were partially offset by a $20.5 million increase in investment advisory fees.
•Losses on sales of securities available for sale were $269.6 million for the six months ended June 30, 2025 compared to $7.6 million for the six months ended June 30, 2024. This increase in losses was due to an investment portfolio repositioning in 2025, which included the decision by management to sell available for sale securities with an aggregate book value of $1.7 billion compared to sales of securities with an aggregate book value of $92.8 million during the six months ended June 30, 2024.
•Miscellaneous income and fees decreased primarily as a result of non-recurring fee income received during the six months ended June 30, 2024 from the early withdrawal of an omnibus deposit contract described above.
•Investment advisory fees increased due to an increase in our assets under management, which increased due to our merger with Cambridge through which we acquired $5.0 billion in assets held in a fiduciary, custodial or agency capacity for customers.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$80,696	$64,835	$15,861	24.5%	$160,555	$129,303	$31,252	24.2%
Occupancy and equipment	11,230	10,098	1,132	11.2%	21,847	19,276	2,571	13.3%
Technology and data processing	18,395	15,741	2,654	16.9%	36,410	31,385	5,025	16.0%
Professional services	3,037	3,306	(269)	(8.1)%	5,961	6,031	(70)	(1.2)%
Marketing expenses	2,432	1,910	522	27.3%	4,164	3,425	739	21.6%
FDIC insurance	3,780	4,508	(728)	(16.1)%	7,068	6,793	275	4.0%
Amortization of intangible assets	7,807	504	7,303	1,449.0%	15,615	1,008	14,607	1,449.1%
Other operating expenses	7,002	5,283	1,719	32.5%	12,879	8,350	4,529	54.2%
Non-operating expense	2,582	3,684	(1,102)	(29.9)%	2,582	5,500	(2,918)	(53.1)%
Total noninterest expense	$136,961	$109,869	$27,092	24.7%	$267,081	$211,071	$56,010	26.5%
Noninterest expense increased by $27.1 million, or 24.7%, to $137.0 million during the three months ended June 30, 2025 from $109.9 million during the three months ended June 30, 2024. The increase was primarily due to a $15.9 million increase in salaries and employee benefits expense and a $7.3 million increase in amortization of intangible assets.
•Salaries and employee benefits increased primarily due to an increase in salaries and wages expense, an increase in incentive compensation, and an increase in benefit expense related to our defined contribution supplemental executive retirement plan (“DC SERP”).
◦Salaries and wages expense increased $10.2 million primarily due to an increase in the number of employees as a result of our merger with Cambridge in addition to regular employee wage increases.
◦Incentives increased $2.4 million primarily due to an increase in the number employees participating in our incentive compensation plans which was primarily the result of our merger with Cambridge.
◦DC SERP increased $1.4 million primarily due to an increase in investment performance related to investments held in rabbi trusts during the three months ended June 30, 2025. Participant benefits are adjusted based upon deemed investment performance. Accordingly, such investments experienced an increase in value during the three months ended June 30, 2025, resulting in a corresponding increase in the related benefit expense.
•Amortization of intangible assets increased primarily as a result of an increase in intangible asset balances subject to amortization resulting from our merger with Cambridge which led to a corresponding increase in amortization expense.
Noninterest expense increased by $56.0 million, or 26.5%, to $267.1 million during the six months ended June 30, 2025 from $211.1 million during the six months ended June 30, 2024. This increase was primarily due to an $31.3 million increase in salaries and employee benefits expense and an $14.6 million increase in amortization of intangible assets.

•Salaries and employee benefits expenses increased primarily due to an increase in salaries and wages expense, an increase in incentives, and an increase in health insurance expense.
◦Salaries and wages expense increased $19.3 million primarily due to an increase in the number of employees as a result of our merger with Cambridge in addition to regular employee wage increases.
◦Incentives increased $6.2 million primarily due to an increase in the number employees participating in our incentive compensation plans which was primarily the result of our merger with Cambridge.
◦Health insurance expense increased $2.9 million primarily due to an increase in the number of employees, which was primarily driven by our merger with Cambridge.
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
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Combined federal and state income tax provision	$87	$11,671	$33,814	$21,963
Effective income tax rate	0.1%	30.7%	(40.4)%	25.3%
Blended statutory tax rate	27.7%	27.7%	27.7%	27.7%
Income tax expense for the three and six months ended June 30, 2025 was $0.1 million and $33.8 million, respectively, compared to $11.7 million and $22.0 million for the three and six months ended June 30, 2024, respectively.
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

The tables below set forth, as of June 30, 2025 and December 31, 2024, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of June 30, 2025
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	0.4%	(20.0)%
200	0.4%	(12.0)%
100	0.3%	(10.0)%
Flat	—%	—%
(100)	(0.5)%	(10.0)%
(200)	(1.0)%	(12.0)%
(400)	0.6%	(20.0)%

	As of December 31, 2024
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(2.1)%	(20.0)%
200	(0.9)%	(12.0)%
100	(0.4)%	(10.0)%
Flat	—%	—%
(100)	0.2%	(10.0)%
(200)	0.3%	(12.0)%
(400)	2.4%	(20.0)%
(1)Assumes an immediate uniform change in market interest rates at all maturities.
As of June 30, 2025, our model, as indicated above, shows modest changes in net interest income in rising and falling rate scenarios. In the rising rate scenarios, interest earning asset yields are modeled to rise faster than deposit costs. In the falling rate scenarios, except for the shock down 400 basis point scenario, interest earning asset yields are modeled to fall faster than deposit costs. This represents a modest increase in asset sensitivity from December 31, 2024, driven by a modest decrease in asset duration, due in part to the reduced impact of the cash flow hedge portfolio. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period.
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
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at both June 30, 2025 and December 31, 2024. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
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
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)	As of June 30, 2025
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(6.2)%	(30.0)%	26.16%
200	(3.1)%	(20.0)%	25.83%
100	(1.5)%	N/A	25.62%
Flat	—	—%	25.34%
(100)	0.7%	N/A	24.88%
(200)	0.5%	(20.0)%	24.21%
(400)	(5.4)%	(30.0)%	21.78%

Change in Interest Rates (basis points) (1)	As of December 31, 2024
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(10.8)%	(30.0)%	22.34%
200	(5.7)%	(20.0)%	22.50%
100	(3.0)%	N/A	22.56%
Flat	—	—%	22.65%
(100)	3.2%	N/A	22.73%
(200)	5.6%	(20.0)%	22.63%
(400)	8.8%	(30.0)%	22.06%
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
We participate in a reciprocal deposit network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other banks in the same network depending on our funding needs. At both June 30, 2025 and December 31, 2024, we had no one-way sell deposits. At June 30, 2025 and December 31, 2024, we had repurchased $1.9 billion and $2.1 billion, respectively, of reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At June 30, 2025, we had $26.8 million in outstanding advances and the ability to borrow up to an additional $1.5 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At June 30, 2025, we had the ability to borrow up to $3.1 billion from the Federal Reserve Bank of Boston Discount Window. At June 30, 2025, cash and cash equivalents were $553.5 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $4.7 billion, providing total liquidity sources of $5.2 billion. These liquidity sources provided 75% coverage of all customer uninsured and uncollateralized deposits, which totaled $6.9 billion, or 33% of total deposits, as of June 30, 2025. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” section within this Item 2.
Sources of Liquidity

	As of June 30, 2025		As of December 31, 2024
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
Reciprocal deposits	$1,922,513	$—	$2,063,135	$—
Federal Home Loan Bank (1)	26,797	1,534,445	17,589	2,375,565
Federal Reserve Bank of Boston- Discount Window (2)	—	3,116,427	—	2,825,634
Total	$1,949,310	$4,650,872	$2,080,724	$5,201,199
(1)As of June 30, 2025 and December 31, 2024, loans with a carrying value of $2.2 billion and $2.3 billion, respectively, and securities with a carrying value of $0.2 billion and $1.0 billion, respectively, were pledged to the FHLBB resulting in this additional unused borrowing capacity.
(2)As of June 30, 2025 and December 31, 2024, loans with a carrying value of $3.9 billion and $3.1 billion, respectively, and securities with a carrying value of $431.6 million and $794.8 million, respectively, were pledged to the Discount Window, resulting in this additional borrowing capacity.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At June 30, 2025 and December 31, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10.0%; (2) a minimum of common equity Tier 1 capital ratio of 6.5%; (3) a minimum of Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of June 30, 2025 and December 31, 2024. There have been no conditions or events that management believes would cause a change in the Company’s categorization.

The Company’s actual capital ratios are presented in the following table:

	As of June 30, 2025	As of December 31, 2024
Capital Ratios:
Average equity to average assets (1)	14.46%	14.03%
Total regulatory capital (to risk-weighted assets)	15.49%	16.78%
Common equity Tier 1 capital (to risk-weighted assets)	14.38%	15.73%
Tier 1 capital (to risk-weighted assets)	14.38%	15.73%
Tier 1 capital (to average assets) leverage	12.09%	12.43%
(1)The ratio presented as of June 30, 2025 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At June 30, 2025, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2024 Form 10-K.
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
At June 30, 2025, we had $6.8 billion of commitments to originate loans, comprised of $3.9 billion of commitments under commercial loans and lines of credit (including $548.4 million of unadvanced portions of construction loans), $2.4 billion of commitments under home equity loans and lines of credit, $222.0 million in standard overdraft coverage commitments, $54.4 million of unfunded commitments related to residential real estate loans and $143.0 million in other consumer loans and lines of credit. In addition, at June 30, 2025, we had $87.0 million in standby letters of credit outstanding. We also had $3.5 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Executive Chair (the Company’s principal executive officer) along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Executive Chair along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2024 Form 10-K as updated by Part II, Item 1A “Risk Factors” in our Q1 Form 10-Q as of and for the period ended March 31, 2025. Except for the additional risk factor below, as of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2024 Form 10-K, as updated by the Q1 Form 10-Q as of and for the period ended March 31, 2025 and this Q2 Form 10-Q as of and for the period ended June 30, 2025.
In our Q1 Form 10-Q as of and for the period ended March 31, 2025, we disclosed a risk factor under the heading “Risks Related to Our Acquisition Strategy—Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of the Company and HarborOne.” The following risk factor supersedes and replaces in its entirety that previously disclosed risk factor:
Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of the Company and HarborOne.
Shareholders of the Company may file, and, as disclosed below, shareholders of HarborOne have filed, lawsuits against the Company, HarborOne, and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing of the merger is that no order, injunction, or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or HarborOne defendants from completing the merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to the Company and/or HarborOne, including any cost associated with the indemnification of directors and officers of each company.
In connection with the proposed merger, the Company filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2025, a registration statement on Form S-4 containing a proxy statement/prospectus, as amended, and HarborOne filed a definitive proxy statement and Eastern filed a definitive proxy statement/prospectus with the SEC, dated June 27, 2025 (the “proxy statement/prospectus”), with respect to the special meeting of HarborOne shareholders scheduled to be held on August 20, 2025. HarborOne first mailed the proxy statement/prospectus to its shareholders on or about July 2, 2025.
On July 28, 2025 in connection with the merger, a purported individual shareholder of HarborOne filed a complaint in New York state court, captioned William Johnson v. HarborOne Bancorp, Inc., et al., No. 654471/2025 (N.Y. Sup. Ct., N.Y. City.), naming as defendants HarborOne and certain members of HarborOne’s board of directors as of the date of the Merger Agreement (“Johnson”). On July 29, 2025, an additional case was filed by a purported individual shareholder of HarborOne in the same court against the same defendants, captioned Paul Parshall v. HarborOne Bancorp, Inc., et al., No. 654489/2025 (N.Y. Sup. Ct., N.Y. City.) (“Parshall”). The Johnson and Parshall cases, and any similar subsequently filed cases involving HarborOne, the Company, their respective boards of directors, or any committee thereof and/or any of their directors or officers relating directly or indirectly to the Merger Agreement, the Merger, or any related transaction, are referred to as the “Merger Litigations.” The Merger Litigations filed to date generally allege that the proxy statement/prospectus and the registration statement of which it is a part are materially incomplete and misleading and assert claims for negligent misrepresentation and concealment and negligence under New York common law. The Merger Litigations filed to date seek, among other things, an injunction enjoining consummation of the Merger, rescission of the Merger, costs of the actions, including attorneys’ fees and experts’ fees and expenses, and any other relief the court may deem just and proper.

The Company and HarborOne believe that the Merger Litigations are without merit and that no supplemental disclosures are required under applicable law. It is possible additional Merger Litigations may be filed prior to consummation of the Merger. Absent new or significantly different allegations, HarborOne and the Company will not necessarily disclose such additional filings. For more information regarding the Merger Litigations, please see HarborOne’s Current Report on Form 8-K filed with the SEC on August 6, 2025, which includes supplemental disclosures supplementing the proxy statement/prospectus filed with the SEC on June 27, 2025, and first mailed to shareholders of HarborOne as of July 2, 2025. The supplemental disclosures should be read in connection with the proxy statement/prospectus, which should be read in its entirety and is available free of charge on the SEC’s website at http://www.sec.gov.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the Company’s repurchases of its common stock during the six months ended June 30, 2025:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs (1)
January 1, 2025 – January 31, 2025	934,859	$17.39	2,679,683	8,120,317
February 1, 2025 – February 28, 2025	—	—	2,679,683	8,120,317
March 1, 2025 – March 31, 2025	1,940,671	16.23	4,620,354	6,179,646
April 1, 2025 – April 30, 2025	183,053	16.36	4,803,407	5,996,593
May 1, 2025 – May 31, 2025	—	—	4,803,407	5,996,593
June 1, 2025- June 30, 2025	—	—	4,803,407	5,996,593
Total	3,058,583	$16.59
(1)On July 25, 2024, the Company announced its Board of Directors had authorized a new share repurchase program. The program, which authorized the purchase of up to 10,800,000 shares over a 12-month period, was limited to $200.0 million and the program expired on July 31, 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Eastern Bank, HarborOne Bancorp, Inc. and HarborOne Bank, dated as of April 24, 2025 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on April 24, 2025)

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024, (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

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

EASTERN BANKSHARES, INC.

Date: August 8, 2025	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Executive Chair and Chair of the Board
(Principal Executive Officer)

Date: August 8, 2025	/s/ R. David Rosato
	By:	R. David Rosato
Chief Financial Officer
(Principal Financial Officer)