Form 10-Q
period 2025-09-30
Eastern Bankshares, Inc.
filed 2025-11-06
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
210,797,930 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of October 31, 2025.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$117,374	$92,590
Short-term investments	293,036	914,290
Cash and cash equivalents	410,410	1,006,880
Securities:
Available for sale (amortized cost $4,155,341 and $4,778,644, respectively)	3,810,631	4,021,598
Held to maturity (fair value $486,458 and $371,724, respectively)	514,124	420,715
Total securities	4,324,755	4,442,313
Loans held for sale	708	372
Loans	18,828,649	18,079,084
Allowance for loan losses	(233,038)	(228,952)
Unearned discounts and deferred fees, net	(262,933)	(300,730)
Net loans	18,332,678	17,549,402
Federal Home Loan Bank stock, at cost	6,252	5,865
Premises and equipment	72,138	66,641
Bank-owned life insurance	207,284	204,704
Goodwill and other intangibles, net	1,026,736	1,050,158
Deferred income taxes, net	252,875	332,128
Prepaid expenses	227,073	231,944
Other assets	596,790	667,473
Total assets	$25,457,699	$25,557,880
LIABILITIES AND EQUITY
Deposits:
Demand	$5,662,344	$5,992,082
Interest checking accounts	4,240,679	4,606,250
Savings accounts	1,579,909	1,648,323
Money market investment	6,269,602	5,736,362
Certificates of deposit	3,364,814	3,336,323
Total deposits	21,117,348	21,319,340
Borrowed funds:
Interest rate swap collateral funds	13,941	48,590
Federal Home Loan Bank advances	25,882	17,589
Total borrowed funds	39,823	66,179
Other liabilities	495,003	560,394
Total liabilities	21,652,174	21,945,913
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 211,516,105 and 213,909,472 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,115	2,141
Additional paid in capital	2,193,944	2,237,494
Unallocated common shares held by the Employee Stock Ownership Plan	(124,039)	(127,842)
Retained earnings	1,997,007	2,084,503
Accumulated other comprehensive loss, net of tax	(263,502)	(584,329)
Total shareholders’ equity	3,805,525	3,611,967
Total liabilities and shareholders’ equity	$25,457,699	$25,557,880
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$244,191	$230,824	$713,758	$573,319
Taxable interest and dividends on securities	33,336	22,421	98,609	68,518
Non-taxable interest and dividends on securities	2,194	1,444	5,403	4,320
Interest on federal funds sold and other short-term investments	3,295	11,329	10,290	29,848
Total interest and dividend income	283,016	266,018	828,060	676,005
Interest expense:
Interest on deposits	82,365	95,345	235,069	246,288
Interest on borrowings	403	818	1,814	1,313
Total interest expense	82,768	96,163	236,883	247,601
Net interest income	200,248	169,855	591,177	428,404
Provision for allowance for loan losses	7,100	46,983	21,300	60,560
Net interest income after provision for allowance for loan losses	193,148	122,872	569,877	367,844
Noninterest income (loss):
Investment advisory fees	17,553	14,909	51,272	28,164
Service charges on deposit accounts	8,550	8,140	25,109	23,578
Card income	4,177	4,423	12,327	12,424
Interest rate swap income	885	565	2,351	1,650
Income from investments held in rabbi trusts	3,839	3,591	8,309	9,670
Gains (losses) on sales of mortgage loans held for sale, net	87	(385)	(143)	(595)
Losses on sales of securities available for sale, net	—	—	(269,638)	(7,557)
Miscellaneous income and fees	4,637	5,255	16,886	22,206
Other non-operating income (loss)	1,524	(2,970)	1,512	(2,972)
Total noninterest income (loss)	41,252	33,528	(152,015)	86,568
Noninterest expense:
Salaries and employee benefits	83,968	80,612	244,523	209,915
Occupancy and equipment	11,729	11,840	33,576	31,116
Technology and data processing	19,779	18,120	56,189	49,505
Professional services	3,039	3,492	9,000	9,523
Marketing expenses	2,666	1,536	6,830	4,961
FDIC insurance	3,509	3,200	10,577	9,993
Amortization of intangible assets	7,808	6,210	23,423	7,218
Other operating expenses	4,717	7,166	17,596	15,516
Non-operating expenses	3,218	27,577	5,800	33,077
Total noninterest expense	140,433	159,753	407,514	370,824
Income (loss) before income tax (benefit) expense	93,967	(3,353)	10,348	83,588
Income tax (benefit) expense	(12,177)	2,835	21,637	24,798
Net income (loss)	$106,144	$(6,188)	$(11,289)	$58,790
Basic earnings (loss) per share	$0.53	$(0.03)	$(0.06)	$0.34
Diluted earnings (loss) per share	$0.53	$(0.03)	$(0.06)	$0.34
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$106,144	$(6,188)	$(11,289)	$58,790
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	32,739	121,498	303,942	93,545
Net change in fair value of cash flow hedges	4,376	37,197	20,201	20,244
Net change in other comprehensive income for defined benefit postretirement plans	(1,090)	(516)	(3,316)	(1,548)
Total other comprehensive income	36,025	158,179	320,827	112,241
Total comprehensive income	$142,169	$151,991	$309,538	$171,031
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended September 30, 2025 and 2024

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at June 30, 2024	176,687,829	$1,770	$1,673,722	$2,076,566	$(654,290)	$(130,295)	$2,967,473
Dividends to common shareholders (1)	—	—	—	(22,336)	—	—	(22,336)
Repurchased common stock	(836,399)	(8)	(12,620)				(12,628)
Restricted share awards cancelled (2)	(17,379)	(2)	(214)	—	—	—	(216)
Issuance of common shares under share-based compensation arrangements (3)	80,296	1	(619)	—	—	—	(618)
Share-based compensation	—	—	5,745	—	—	—	5,745
Net loss	—	—	—	(6,188)	—	—	(6,188)
Other comprehensive income, net of tax	—	—	—	—	158,179	—	158,179
ESOP shares committed to be released	—	—	863	—	—	1,218	2,081
Merger consideration:
Common stock issued for merger	38,769,562	388	576,116	—	—	—	576,504
Stock issuance costs	—	—	(941)	—	—	—	(941)
Cambridge Bancorp restricted share awards converted to restricted share awards of the Company at fair value (4)	118,693	1	1,052	—	—	—	1,053
Pre-merger service credit for restricted share units (5)	—	—	3,030	—	—	—	3,030
Balance at September 30, 2024	214,802,602	$2,150	$2,246,134	$2,048,042	$(496,111)	$(129,077)	$3,671,138

Balance at June 30, 2025	211,463,296	$2,115	$2,189,727	$1,916,876	$(299,527)	$(125,300)	$3,683,891
Dividends to common shareholders (1)	—	—	—	(26,013)	—	—	(26,013)
Restricted share awards cancelled (2)	(694)	(1)	(11)	—	—	—	(12)
Issuance of common shares under share-based compensation arrangements (3)	53,503	1	(576)	—	—	—	(575)
Share-based compensation	—	—	3,988	—	—	—	3,988
Net income	—	—	—	106,144	—	—	106,144
Other comprehensive income, net of tax	—	—	—	—	36,025	—	36,025
ESOP shares committed to be released	—	—	816	—	—	1,261	2,077
Balance at September 30, 2025	211,516,105	$2,115	$2,193,944	$1,997,007	$(263,502)	$(124,039)	$3,805,525
(1)The Company declared quarterly cash dividends of $0.13 and $0.11 per share of common stock during the three months ended September 30, 2025 and 2024, respectively.
(2)Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding and upon forfeiture.
(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 9, “Employee Benefits” for additional discussion.
(4)The Company issued 118,693 restricted stock award shares with a fair value of $1.1 million as part of the purchase consideration for the merger with Cambridge Bancorp (“Cambridge”).
(5)Represents credit for service for former employees of Cambridge retained following the merger related to restricted share unit awards converted to Company restricted share units at the merger date of July 12, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2025 and 2024

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2023	176,426,993	$1,767	$1,666,441	$2,047,754	$(608,352)	$(132,755)	$2,974,855
Dividends to common shareholders (1)	—	—	—	(58,502)	—	—	(58,502)
Issuance of restricted stock awards	56,352	1	(1)	—	—	—	—
Repurchased common stock	(836,399)	(8)	(12,620)	—	—	—	(12,628)
Restricted stock awards cancelled (2)	(17,379)	(2)	(214)	—	—	—	(216)
Issuance of common stock under share-based compensation arrangements (3)	284,780	3	(1,883)	—	—	—	(1,880)
Share-based compensation	—	—	13,576	—	—	—	13,576
Net income	—	—	—	58,790	—	—	58,790
Other comprehensive income, net of tax	—	—	—	—	112,241	—	112,241
ESOP shares committed to be released	—	—	1,578	—	—	3,678	5,256
Balance at Merger consideration
Common stock issued for merger	38,769,562	388	576,116	—	—	—	576,504
Stock issuance costs	—	—	(941)	—	—	—	(941)
Cambridge Bancorp restricted share awards converted to restricted share awards of the Company at fair value (4)	118,693	1	1,052	—	—	—	1,053
Pre-merger service credit for restricted share units (5)	—	—	3,030	—	—	—	3,030
Balance at September 30, 2024	214,802,602	$2,150	$2,246,134	$2,048,042	$(496,111)	$(129,077)	$3,671,138

Balance at December 31, 2024	213,909,472	$2,141	$2,237,494	$2,084,503	$(584,329)	$(127,842)	$3,611,967
Dividends to common shareholders (1)	—	—	—	(76,207)	—	—	(76,207)
Issuance of restricted stock awards	54,236	1	(1)	—	—	—	—
Repurchased common stock	(3,058,583)	(30)	(51,899)	—	—	—	(51,929)
Restricted stock awards cancelled (2)	(11,648)	(3)	(156)	—	—	—	(159)
Issuance of common stock under share-based compensation arrangements (3)	622,628	6	(6,819)	—	—	—	(6,813)
Share-based compensation	—	—	12,985	—	—	—	12,985
Net loss	—	—	—	(11,289)	—	—	(11,289)
Other comprehensive income, net of tax	—	—	—	—	320,827	—	320,827
ESOP shares committed to be released	—	—	2,340	—	—	3,803	6,143
Balance at September 30, 2025	211,516,105	$2,115	$2,193,944	$1,997,007	$(263,502)	$(124,039)	$3,805,525
(1)The Company declared cumulative cash dividends of $0.38 and $0.33 per share of common stock during the nine months ended September 30, 2025 and 2024, respectively.
(2)Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding and upon forfeiture.
(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 9, “Employee Benefits” for additional discussion.
(4)The Company issued 118,693 restricted stock award shares with a fair value of $1.1 million as part of the purchase consideration for the merger with Cambridge.
(5)Represents credit for service for former employees of Cambridge retained following the merger related to restricted share unit awards converted to Company restricted share units at the merger date of July 12, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2025	2024

Operating activities
Net (loss) income	$(11,289)	$58,790
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for allowance for loan losses	21,300	60,560
Depreciation and amortization	32,237	17,011
Accretion of deferred loan fees and premiums, net	(29,864)	(3,545)
Deferred income tax (benefit) expense	(26,376)	19,013
(Accretion) amortization of investment security premiums and discounts, net	(5,211)	3,421
Right-of-use asset amortization	9,628	8,183
Share-based compensation	12,985	13,576
Increase in cash surrender value of bank-owned life insurance	(3,867)	(3,257)
Loss on sale of securities available for sale, net	269,638	7,557
Net loss on bank premises and equipment	—	3,222
Impairment of right-of-use asset	—	2,733
Employee Stock Ownership Plan expense	6,143	5,256
Other	318	(21)
Change in:
Loans held for sale	7,251	(848)
Prepaid pension expense	(3,952)	840
Other assets	97,166	(4,722)
Other liabilities	(47,769)	7,348
Net cash provided by operating activities	328,338	195,117
Investing activities
Proceeds from sales of securities available for sale	1,339,345	955,305
Proceeds from maturities and principal paydowns of securities available for sale	350,110	282,910
Purchases of securities available for sale	(1,330,852)	—
Proceeds from maturities and principal paydowns of securities held to maturity	19,737	22,595
Purchases of securities held to maturity	(112,873)	—
Proceeds from sale of Federal Home Loan Bank stock	24,625	30,906
Purchases of Federal Home Loan Bank stock	(25,012)	(3,612)
Contributions to low income housing tax credit investments	(40,915)	(49,813)
Contributions to other equity investments	(1,459)	(1,005)
Distributions from other equity investments	5,054	264
Net increase in outstanding loans	(782,248)	(164,940)
Net cash acquired in business combinations	—	24,879
Purchased banking premises and equipment	(15,152)	(8,241)
Proceeds from life insurance policies	1,347	—
Net cash (used in) provided by investing activities	(568,293)	1,089,248
Financing activities
Net decrease in demand, savings, interest checking, and money market investment deposit accounts	(230,483)	(666,565)
Net increase in time deposits	28,491	417,279
Net decrease in borrowed funds	(26,356)	(766,826)
Payments for repurchase of common stock	(51,929)	(12,628)
Stock issuance costs	—	(941)
Dividends declared and paid to common shareholders	(76,238)	(58,284)
Net cash used in financing activities	(356,515)	(1,087,965)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(596,470)	196,400
Cash, cash equivalents, and restricted cash at beginning of period	1,006,880	693,076
Cash, cash equivalents, and restricted cash at end of period	$410,410	$889,476

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$230,408	$234,721
Income taxes (refunded) paid	(1,556)	19,268
Non-cash activities
Capital commitments relating to low income housing tax credit projects	$—	$8,963
Net increase in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements/modifications	2,360	3,243
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
•combination of certain non-operating expense accounts previously included in other noninterest expense into a new financial statement line item titled “non-operating expenses;” and
•reclassification of merger and acquisition expenses previously included in salaries and employee benefits, occupancy and equipment, technology and data processing, professional services, marketing, and other operating expenses into a new financial statement line item titled “non-operating expenses.”
The accompanying Consolidated Balance Sheet as of September 30, 2025, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024 and Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 are unaudited. The Consolidated Balance Sheet as of December 31, 2024 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim period, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of September 30, 2025 and those that were adopted during the nine months ended September 30, 2025. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2024 Form 10-K.

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
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of September 30, 2025:
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
In August 2025, the FASB issued ASU 2025-05, Financial Instrument- Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide for the following when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers:
1.In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.
2.An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses.
An entity that elects the practical expedient and the accounting policy election, if applicable, should apply the amendments in this update prospectively. The amendments in this update are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.
No standards were adopted during the nine months ended September 30, 2025:
3. Securities

Available for Sale Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available for sale (“AFS”) securities as of the dates indicated were as follows:

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,756,870	$16,384	$(254,951)	$—	$2,518,303
Government-sponsored commercial mortgage-backed securities	1,156,696	8,737	(102,382)	—	1,063,051
U.S. Treasury securities	50,034	292	—	—	50,326
State and municipal bonds and obligations	191,741	15	(12,805)	—	178,951
	$4,155,341	$25,428	$(370,138)	$—	$3,810,631

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,099,328	$—	$(537,433)	$—	$2,561,895
Government-sponsored commercial mortgage-backed securities	1,362,519	—	(201,408)	—	1,161,111
U.S. Agency bonds	19,608	—	(1,936)	—	17,672
U.S. Treasury securities	99,784	—	(2,165)	—	97,619
State and municipal bonds and obligations	197,405	—	(14,104)	—	183,301
	$4,778,644	$—	$(757,046)	$—	$4,021,598
The Company did not record a provision for credit losses on any AFS securities for either the three and nine months ended September 30, 2025 or 2024. Accrued interest receivable on AFS securities totaled $12.0 million and $8.9 million as of September 30, 2025 and December 31, 2024, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on AFS securities during either the three and nine months ended September 30, 2025 or 2024. No AFS securities held by the Company were delinquent on contractual payments as of September 30, 2025 or December 31, 2024, nor were any AFS securities placed on non-accrual status during the nine and twelve-month periods then ended.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—	$—	$—
Gross realized losses from sales of AFS securities	—	—	(269,638)	(7,557)
Net losses from sales of AFS securities	$—	$—	$(269,638)	$(7,557)
Information pertaining to AFS securities with gross unrealized losses as of September 30, 2025 and December 31, 2024, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology (“CECL”), aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of September 30, 2025
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	291	$—	$—	$254,951	$1,548,459	$254,951	$1,548,459
Government-sponsored commercial mortgage-backed securities	149	—	—	102,382	612,555	102,382	612,555
U.S. Treasury securities	—	—	—	—	—	—	—
State and municipal bonds and obligations	213	1	2,131	12,804	165,567	12,805	167,698
	653	$1	$2,131	$370,137	$2,326,581	$370,138	$2,328,712

	As of December 31, 2024
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$9	$113,326	$537,424	$2,448,569	$537,433	$2,561,895
Government-sponsored commercial mortgage-backed securities	187	27	86,201	201,381	1,074,910	201,408	1,161,111
U.S. Agency bonds	1	—	—	1,936	17,672	1,936	17,672
U.S. Treasury securities	6	—	—	2,165	97,619	2,165	97,619
State and municipal bonds and obligations	238	819	19,361	13,285	163,940	14,104	183,301
	756	$855	$218,888	$756,191	$3,802,710	$757,046	$4,021,598
The Company does not intend to sell these investments and has determined based upon available evidence that it is not more-likely-than-not that the Company will be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either September 30, 2025 or December 31, 2024.
The causes of the impairments listed in the tables above by category are as follows as of September 30, 2025 and December 31, 2024:
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
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held to maturity (“HTM”) securities as of the dates indicated were as follows:

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$215,114	$—	$(17,730)	$—	$197,384
Government-sponsored commercial mortgage-backed securities	186,159	—	(12,765)	—	173,394
State and municipal bonds and obligations	83,851	1,784	(25)	—	85,610
Corporate bonds	29,000	1,070	—	—	30,070
	$514,124	$2,854	$(30,520)	$—	$486,458

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$231,709	$—	$(29,438)	$—	$202,271
Government-sponsored commercial mortgage-backed securities	189,006	—	(19,553)	—	169,453
	$420,715	$—	$(48,991)	$—	$371,724
The Company did not record a provision for estimated credit losses on any HTM securities for either the three and nine months ended September 30, 2025 or 2024. The accrued interest receivable on HTM securities totaled $2.9 million and $0.9 million as of September 30, 2025 and December 31, 2024, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three and nine months ended September 30, 2025 or 2024. No HTM securities held by the Company were delinquent on contractual payments as of either September 30, 2025 or December 31, 2024, nor were any HTM securities placed on non-accrual status during the nine and twelve-month periods then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of September 30, 2025 and December 31, 2024 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of September 30, 2025
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$21	$21	$14,018	$13,793	$10,845	$10,256	$2,731,986	$2,494,233	$2,756,870	$2,518,303
Government-sponsored commercial mortgage-backed securities	—	—	611,261	612,720	49,331	44,354	496,104	405,977	1,156,696	1,063,051
U.S. Treasury securities	—	—	50,034	50,326	—	—	—	—	50,034	50,326
State and municipal bonds and obligations	6,917	6,871	33,416	33,021	51,882	51,039	99,526	88,020	191,741	178,951
Total available for sale securities	6,938	6,892	708,729	709,860	112,058	105,649	3,327,616	2,988,230	4,155,341	3,810,631
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	215,114	197,384	215,114	197,384
Government-sponsored commercial mortgage-backed securities	—	—	131,030	123,856	55,129	49,538	—	—	186,159	173,394
State and municipal bond obligations	—	—	—	—	—	—	83,851	85,610	83,851	85,610
Corporate bonds	—	—	—	—	29,000	30,070	—	—	29,000	30,070
Total held to maturity securities	—	—	131,030	123,856	84,129	79,608	298,965	282,994	514,124	486,458
Total	$6,938	$6,892	$839,759	$833,716	$196,187	$185,257	$3,626,581	$3,271,224	$4,669,465	$4,297,089

	As of December 31, 2024
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$561	$557	$21,535	$20,940	$13,212	$12,268	$3,064,020	$2,528,130	$3,099,328	$2,561,895
Government-sponsored commercial mortgage-backed securities	—	—	436,515	404,181	270,546	235,853	655,458	521,077	1,362,519	1,161,111
U.S. Agency bonds	—	—	19,608	17,672	—	—	—	—	19,608	17,672
U.S. Treasury securities	49,947	49,717	49,837	47,902	—	—	—	—	99,784	97,619
State and municipal bonds and obligations	5,368	5,319	33,497	32,284	51,326	48,743	107,214	96,955	197,405	183,301
Total available for sale securities	55,876	55,593	560,992	522,979	335,084	296,864	3,826,692	3,146,162	4,778,644	4,021,598
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	231,709	202,271	231,709	202,271
Government-sponsored commercial mortgage-backed securities	—	—	133,168	121,471	55,838	47,982	—	—	189,006	169,453
Total held to maturity securities	—	—	133,168	121,471	55,838	47,982	231,709	202,271	420,715	371,724
Total	$55,876	$55,593	$694,160	$644,450	$390,922	$344,846	$4,058,401	$3,348,433	$5,199,359	$4,393,322

Securities Pledged as Collateral
As of September 30, 2025 and December 31, 2024, securities with a carrying value of $711.9 million and $687.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of September 30, 2025 and December 31, 2024, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Cambridge Trust Wealth Management”) and municipal deposit accounts. As of September 30, 2025 and December 31, 2024, securities with a carrying value of $158.8 million and $1.0 billion, respectively, were pledged as collateral to the FHLBB.
As of September 30, 2025 and December 31, 2024, the Company pledged securities with a carrying value of $420.1 million and $794.8 million, respectively, to the Federal Reserve Discount Window (the “Discount Window”).

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	September 30, 2025	December 31, 2024
	(In thousands)
Commercial and industrial	$3,765,916	$3,296,068
Commercial real estate	7,426,346	7,119,523
Commercial construction	464,007	494,842
Business banking	1,394,628	1,448,176
Residential real estate	4,011,244	4,063,659
Consumer home equity	1,502,990	1,385,394
Other consumer	263,518	271,422
Gross loans before unearned discounts and deferred fees, net	18,828,649	18,079,084
Allowance for loan losses (1)	(233,038)	(228,952)
Unearned discounts and deferred fees, net	(262,933)	(300,730)
Loans after the allowance for loan losses and net unearned discounts and deferred fees	$18,332,678	$17,549,402
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $66.4 million and $66.7 million as of September 30, 2025 and December 31, 2024, respectively, and is included within other assets on the Consolidated Balance Sheets.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $3.2 billion and $2.3 billion at September 30, 2025 and December 31, 2024, respectively. The balance of funds borrowed from the FHLBB were $25.9 million and $17.6 million at September 30, 2025 and December 31, 2024, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $4.7 billion and $3.1 billion at September 30, 2025 and December 31, 2024, respectively. There were no funds borrowed from the FRB outstanding at either September 30, 2025 or December 31, 2024.
Serviced Loans
At September 30, 2025 and December 31, 2024, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $212.3 million and $228.4 million, respectively.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended September 30, 2025
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$54,110	$105,090	$9,326	$20,685	$31,481	$7,080	$4,341	$232,113
Charge-offs	(1,486)	(3,979)	—	(447)	(105)	(89)	(515)	(6,621)
Recoveries	81	—	—	140	35	12	178	446
Provision (release)	2,283	4,049	(98)	(670)	1,017	310	209	7,100
Ending balance	$54,988	$105,160	$9,228	$19,708	$32,428	$7,313	$4,213	$233,038

	For the Three Months Ended September 30, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$28,916	$69,079	$6,388	$16,748	$25,829	$5,781	$3,405	$156,146
Initial reserve on PCD loans at merger	6,589	45,656	26	581	2,919	40	19	55,830
Charge-offs	—	(4,520)	—	(675)	(18)	—	(561)	(5,774)
Recoveries	7	64	—	319	61	19	166	636
Provision	7,287	28,560	2,022	2,530	4,034	1,763	787	46,983
Ending balance	$42,799	$138,839	$8,436	$19,503	$32,825	$7,603	$3,816	$253,821

	For the Nine Months Ended September 30, 2025
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$41,090	$116,175	$8,462	$19,899	$32,291	$7,472	$3,563	$228,952
Charge-offs	(1,568)	(17,356)	—	(1,788)	(105)	(89)	(1,602)	(22,508)
Recoveries	99	3,062	—	1,404	110	17	602	5,294
Provision (release)	15,367	3,279	766	193	132	(87)	1,650	21,300
Ending balance	$54,988	$105,160	$9,228	$19,708	$32,428	$7,313	$4,213	$233,038

	For the Nine Months Ended September 30, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,959	$65,475	$6,666	$14,913	$25,954	$5,595	$3,431	$148,993
Initial reserve on PCD loans at merger	6,589	45,656	26	581	2,919	40	19	55,830
Charge-offs	—	(11,770)	—	(1,779)	(28)	(34)	(1,870)	(15,481)
Recoveries	88	2,207	—	928	119	110	467	3,919
Provision	9,163	37,271	1,744	4,860	3,861	1,892	1,769	60,560
Ending balance	$42,799	$138,839	$8,436	$19,503	$32,825	$7,603	$3,816	$253,821
The allowance for loan losses increased $4.1 million, or 1.8%, to $233.0 million as of September 30, 2025 from $229.0 million as of December 31, 2024. The increase in the allowance for loan losses for the nine months ended September 30, 2025 was primarily due to an increase in commercial and industrial loan reserve rates and an increase in commercial loan balances, partially offset by a reduction in specific reserves that was driven by the sales of certain non-performing commercial real estate and commercial and industrial loans, which had previously been reserved for on a specific reserve basis.
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of September 30, 2025 and December 31, 2024, the Company’s reserve for unfunded lending commitments was $13.7 million and $13.1 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of September 30, 2025, and gross charge-offs for the nine-month period then ended:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$643,123	$281,194	$276,630	$398,766	$342,794	$1,043,972	$611,451	$222	$3,598,152
Special Mention	996	29	7,813	1,408	1,458	3,514	39,011	—	54,229
Substandard	—	11,418	36,178	22,150	—	1	19,035	1,257	90,039
Doubtful	—	—	—	—	—	8	—	—	8
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	644,119	292,641	320,621	422,324	344,252	1,047,495	669,497	1,479	3,742,428
Current period gross charge-offs	—	—	—	1,487	—	81	—	—	1,568

Commercial real estate
Pass	570,102	481,120	692,841	1,819,701	949,371	2,432,846	103,843	2,761	7,052,585
Special Mention	—	8,935	18,821	9,309	20,605	63,478	—	—	121,148
Substandard	—	—	44,447	52,498	9,053	44,936	—	—	150,934
Doubtful	—	—	18,505	—	—	25,003	—	—	43,508
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	570,102	490,055	774,614	1,881,508	979,029	2,566,263	103,843	2,761	7,368,175
Current period gross charge-offs	—	—	9,261	—	—	8,095	—	—	17,356

Commercial construction
Pass	73,650	198,026	120,602	61,553	955	—	5,545	—	460,331
Special Mention	—	2,207	—	—	—	—	—	—	2,207
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	73,650	200,233	120,602	61,553	955	—	5,545	—	462,538
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	108,330	156,023	123,130	160,387	185,555	523,215	88,406	5,252	1,350,298
Special Mention	—	7,502	1,220	790	5,715	3,040	151	311	18,729
Substandard	1,644	533	3,374	2,770	1,453	2,686	—	497	12,957
Doubtful	—	—	371	832	9	247	—	—	1,459
Loss	—	—	—	—	—	—	—	—	—
Total business banking	109,974	164,058	128,095	164,779	192,732	529,188	88,557	6,060	1,383,443
Current period gross charge-offs	—	4	286	336	13	798	—	351	1,788

Residential real estate
Current and accruing	218,519	188,376	294,687	918,552	989,698	1,237,767	—	—	3,847,599
30-89 days past due and accruing	619	1,866	1,054	5,841	4,883	11,995	—	—	26,258
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	102	4,593	1,824	4,901	—	—	11,420
Total residential real estate	219,138	190,242	295,843	928,986	996,405	1,254,663	—	—	3,885,277
Current period gross charge-offs	—	—	—	—	—	105	—	—	105

Consumer home equity

Current and accruing	6,230	11,284	26,190	65,218	6,751	79,250	1,275,822	18,088	1,488,833
30-89 days past due and accruing	—	—	293	249	—	560	6,428	277	7,807
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	132	58	—	1,511	4,979	470	7,150
Total consumer home equity	6,230	11,284	26,615	65,525	6,751	81,321	1,287,229	18,835	1,503,790
Current period gross charge-offs	—	—	—	—	—	—	89	—	89

Other consumer
Current and accruing	36,892	45,855	51,118	20,915	12,487	17,183	34,737	307	219,494
30-89 days past due and accruing	101	84	124	54	31	17	36	8	455
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	14	—	21	20	6	9	46	—	116
Total other consumer	37,007	45,939	51,263	20,989	12,524	17,209	34,819	315	220,065
Current period gross charge-offs	861	197	105	147	118	66	108	—	1,602

Total	$1,660,220	$1,394,452	$1,717,653	$3,545,664	$2,532,648	$5,496,139	$2,189,490	$29,450	$18,565,716
(1)The amounts presented represent the amortized cost as of September 30, 2025 of revolving loans that were converted to term loans during the nine months ended September 30, 2025.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$553	$—	$9	$562	$3,741,866	$3,742,428
Commercial real estate	2,088	6,129	—	8,217	7,359,958	7,368,175
Commercial construction	—	—	—	—	462,538	462,538
Business banking	11,054	5,311	2,786	19,151	1,364,292	1,383,443
Residential real estate	17,807	8,892	10,882	37,581	3,847,696	3,885,277
Consumer home equity	5,385	2,910	6,195	14,490	1,489,300	1,503,790
Other consumer	276	177	89	542	219,523	220,065
Total	$37,163	$23,419	$19,961	$80,543	$18,485,173	$18,565,716

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$28	$—	$90	$118	$3,266,457	$3,266,575
Commercial real estate	17,081	6,432	9,180	32,693	7,011,385	7,044,078
Commercial construction	—	—	—	—	491,649	491,649
Business banking	13,680	1,605	1,826	17,111	1,418,092	1,435,203
Residential real estate	21,037	6,947	12,786	40,770	3,887,612	3,928,382
Consumer home equity	7,254	2,195	8,449	17,898	1,367,390	1,385,288
Other consumer	1,130	171	109	1,410	225,769	227,179
Total	$60,210	$17,350	$32,440	$110,000	$17,668,354	$17,778,354
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of September 30, 2025			As of December 31, 2024
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$19	$8	$27	$5,395	$8	$5,403
Commercial real estate	43,511	—	43,511	90,003	12,555	102,558
Commercial construction	—	—	—	—	—	—
Business banking	6,170	813	6,983	4,551	1	4,552
Residential real estate	11,420	—	11,420	12,955	—	12,955
Consumer home equity	7,150	—	7,150	10,213	—	10,213
Other consumer	116	—	116	139	—	139
Total non-accrual loans	$68,386	$821	$69,207	$123,256	$12,564	$135,820
(1)The loans on non-accrual status and without an ACL, as of both September 30, 2025 and December 31, 2024, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three and nine months ended September 30, 2025 and 2024 was not significant. As of both September 30, 2025 and December 31, 2024, there were no loans greater than 90 days past due and still accruing.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three and nine months ended September 30, 2025 and 2024 was not significant.

For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of September 30, 2025 and December 31, 2024, the Company had collateral-dependent residential mortgage and home equity loans totaling $1.0 million and $1.1 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of September 30, 2025 and December 31, 2024, the Company had collateral-dependent commercial loans totaling $44.4 million and $107.7 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both September 30, 2025 and December 31, 2024, the Company had no residential real estate held in other real estate owned (“OREO”). As of September 30, 2025, there was one residential real estate loan, which had a balance of $0.5 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2024, there were four residential real estate loans, which had an aggregate balance of $0.4 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
As of September 30, 2025, there were three consumer home equity loans, which had an aggregate balance of $0.4 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2024, there were six consumer home equity loans, which had an aggregate balance of $0.5 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of September 30, 2025 of loans modified during the three and nine month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Commercial real estate	$6,026	0.08%	$6,026	0.08%
Business banking	21	0.00%	57	0.00%
Residential real estate	—	—%	121	0.00%
Consumer home equity	116	0.01%	267	0.02%
Total interest rate reduction	$6,163	0.03%	$6,471	0.03%
Other-than-Insignificant Delay in Repayment:
Business banking	$855	0.06%	$1,933	0.14%
Residential real estate	424	0.01%	786	0.02%
Consumer home equity	155	0.01%	304	0.02%
Total other-than-insignificant delay in repayment	$1,434	0.01%	$3,023	0.02%
Term Extension:
Commercial real estate	$45,944	0.62%	$45,944	0.62%
Business banking	682	0.05%	682	0.05%
Total term extension	$46,626	0.25%	$46,626	0.25%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$52	0.00%	$52	0.00%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$52	0.00%	$52	0.00%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Commercial real estate	$—	—%	$9,066	0.12%
Business banking	—	—%	249	0.02%
Total combination—term extension & other-than-insignificant delay in repayment	$—	—%	$9,315	0.05%
Total by portfolio segment
Commercial real estate	$51,970	0.71%	$61,036	0.83%
Business banking	1,610	0.12%	2,973	0.21%
Residential real estate	424	0.01%	907	0.02%
Consumer home equity	271	0.02%	571	0.04%
Total	$54,275	0.29%	$65,487	0.35%

The following table shows the amortized cost balance as of September 30, 2024 of loans modified during the three and nine month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$—	—%	$32	0.00%
Consumer home equity	—	—%	870	0.06%
Total interest rate reduction	$—	—%	$902	0.01%
Other-than-Insignificant Delay in Repayment:
Commercial real estate	$10,876	0.15%	$21,241	0.30%
Business banking	955	0.07%	955	0.07%
Residential real estate	703	0.02%	819	0.02%
Consumer home equity	473	0.03%	1,207	0.09%
Total other-than-insignificant delay in repayment	$13,007	0.07%	$24,222	0.14%
Term Extension:
Commercial real estate	$—	—%	$7,737	0.11%
Business banking	—	—%	31	0.00%
Residential real estate	—	—%	204	0.01%
Consumer home equity	—	—%	4	0.00%
Total term extension	$—	—%	$7,976	0.04%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Consumer home equity	$167	0.01%	$291	0.02%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$167	0.00%	$291	0.00%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$—	—%	$7	0.00%
Total combination—interest rate reduction & term extension	$—	—%	$7	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$—	—%	$33	0.00%
Consumer home equity	—	—%	$8	0.00%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$—	—%	$41	0.00%
Total by portfolio segment
Commercial real estate	$10,876	0.15%	$28,978	0.41%
Business banking	955	0.07%	1,058	0.08%
Residential real estate	703	0.02%	1,023	0.03%
Consumer home equity	640	0.05%	2,380	0.17%
Total	$13,174	0.07%	$33,439	0.19%

The following tables describe the financial effect of the modifications made during the periods indicated to borrowers experiencing financial difficulty. Loans that were modified in more than one manner are included in each modification type corresponding to the types of modifications performed.

Three Months Ended September 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate	Reduced contractual interest rate from 6.7% to 4.6%.
Business banking	Reduced weighted-average contractual interest rate from 12.7% to 8.0%.
Consumer home equity	Reduced contractual interest rate from 7.0% to 4.5%.
Other-than-Insignificant Delay in Repayment
Business banking	Deferred a weighted average of 3 payments. The loans were re-amortized over extended payment periods resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred a weighted average of 10 principal and interest payments which were added to the end of the loan lives.
Consumer home equity	Deferred 3 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial real estate	Added a weighted average of 1.5 years to the life of the loans, which reduced monthly payment amounts for the borrowers.
Business banking	Added a weighted average of 7 months to the life of the loans, which reduced monthly payment amounts for the borrowers.

Nine Months Ended September 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate	Reduced contractual interest rate from 6.7% to 4.6%.
Business banking	Reduced weighted-average contractual interest rate from 11.1% to 7.3%.
Residential real estate	Reduced contractual interest rate from 7.3% to 4.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 7.0% to 4.5%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred 12 principal payments. The loan was re-amortized over an extended payment period resulting in a reduced monthly payment amount for the borrower.
Business banking	Deferred a weighted average of 5 payments. The loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred a weighted-average of 10 principal and interest payments which were added to the end of the loan lives.
Consumer home equity	Deferred a weighted-average of 5 principal and interest payments which were added to the end of the loan lives.
Term Extension
Commercial real estate	Added a weighted-average of 1.4 years to the life of the loan, which reduced monthly payment amounts for the borrowers.
Business banking	Added a weighted average of 7 months to the life of the loans, which reduced monthly payment amounts for the borrowers.

Three Months Ended September 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Consumer home equity	Reduced weighted-average contractual interest rate from 8.4% to 5.7%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred 6 payments. The loan was re-amortized over an extended payment period resulting in a reduced monthly payment amount for the borrower.
Business banking	Deferred a weighted average of 5 payments. The loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred 8 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 17 principal and interest payments which were added to the end of the loan lives.

Nine Months Ended September 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 14.0% to 7.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 8.1% to 4.7%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred a weighted average of 6 payments. The loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers.
Business banking
Deferred a weighted average of 5 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan lives.

Residential real estate	Deferred 8 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred a weighted average of 11 principal and interest payments which were added to the end of the loan lives.
Term Extension
Commercial real estate	Added 4.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.
Business banking	Added a weighted-average 2.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added 2.0 years to the life of the loan, which reduced the monthly payment amount for the borrower.
Consumer home equity	Added a weighted-average 7.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
As of September 30, 2025, loans to borrowers experiencing financial difficulty modified during the prior twelve months and which had a payment default during the nine months ended September 30, 2025 totaled less than $0.1 million. As of September 30, 2024, loans to borrowers experiencing financial difficulty modified during the prior twelve months and which had a payment default during the nine months ended September 30, 2024 totaled $0.3 million.
Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty that were modified during the prior twelve months as of September 30, 2025:

	As of September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$782	$782
Commercial real estate	—	—	—	—	61,036	61,036
Business banking	—	106	42	148	3,321	3,469
Residential real estate	362	—	332	694	708	1,402
Consumer home equity	—	149	—	149	703	852
Total	$362	$255	$374	$991	$66,550	$67,541

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
As of September 30, 2025, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the nine months ended September 30, 2025 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension. As of December 31, 2024, there was one additional commitment to lend amounting to $0.3 million to borrowers experiencing financial difficulty and which were modified during year ended December 31, 2024 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Loan Participations
The Company occasionally purchases commercial loan participations or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Nine Months Ended September 30, 2025			As of and for the Year Ended December 31, 2024
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,311,701	0.00%	$—	$1,031,237	0.00%	$—
Commercial real estate	979,323	1.94%	5,282	944,371	3.87%	10,290
Commercial construction	119,732	0.00%	—	159,237	0.00%	—
Business banking	1,046	0.00%	15	1,612	0.00%	—
Total loan participations	$2,411,802	0.79%	$5,297	$2,136,457	1.71%	$10,290
5. Leases
The Company leases certain office space and equipment under various non-cancelable operating leases. These leases have original terms ranging from 1 year to 24 years. Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based upon the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
As of the dates indicated, the Company had the following related to operating leases:

	As of September 30, 2025	As of December 31, 2024
	(In thousands)
Right-of-use assets	$72,647	$68,393
Lease liabilities	90,917	81,901
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$4,093	$3,657	$12,086	$9,515
Finance lease cost	117	120	359	344
Variable lease cost	738	689	2,213	2,109
Total lease cost	$4,948	$4,466	$14,658	$11,968
During the three and nine months ended September 30, 2025, the Company made $3.6 million and $11.4 million, respectively, in cash payments for operating and finance lease payments. During the three and nine months ended September 30, 2024, the Company made $4.3 million and $11.0 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of September 30, 2025	As of December 31, 2024
Weighted-average remaining lease term (in years)	8.26	7.54
Weighted-average discount rate	4.36%	4.08%
The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding as of September 30, 2025 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s Consolidated Balance Sheets:

As of September 30, 2025
Year	(In thousands)
Remainder of 2025	$3,792
2026	14,745
2027	14,368
2028	14,074
2029	12,311
Thereafter	51,063
Total minimum lease payments	110,353
Less: amount representing interest	19,436
Present value of future minimum lease payments	$90,917

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
On November 1, 2025, the Company completed its previously announced merger with HarborOne Bancorp (“HarborOne”). In connection with the merger the Company issued 26.9 million shares of its common stock to the holders of HarborOne’s common stock. Such shares were not included in the computation of the average number of common shares outstanding below. Refer to Refer to Note 17, “Subsequent Events” for further discussion regarding the Company’s merger with HarborOne.
The following are the components and results of the Company’s earnings per common share calculations for the periods presented:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	(Dollars in thousands, except per share data)
Net income (loss) applicable to common shares	$106,144	$(11,289)

Average number of common shares outstanding	211,193,503	211,683,656
Less: Average unallocated ESOP shares	(12,467,390)	(12,592,335)
Average number of common shares outstanding used to calculate basic earnings (loss) per common share	198,726,113	199,091,321
Common stock equivalents (1)	752,827	—
Average number of common shares outstanding used to calculate diluted earnings per common share	199,478,940	199,091,321

Earnings (loss) per common share:
Basic	$0.53	$(0.06)
Diluted	$0.53	$(0.06)
(1)For the nine months ended September 30, 2025, securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive amounted to 889,694.

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
	(Dollars in thousands, except per share data)
Net (loss) income applicable to common shares	$(6,188)	$58,790

Average number of common shares outstanding	209,669,236	187,488,659
Less: Average unallocated ESOP shares	(12,969,014)	(13,089,967)
Average number of common shares outstanding used to calculate basic (loss) earnings per common share	196,700,222	174,398,692
Common stock equivalents	1,006,422	871,867
Average number of common shares outstanding used to calculate diluted earnings per common share	197,706,644	175,270,559

(Loss) earnings per common share:
Basic	$(0.03)	$0.34
Diluted	$(0.03)	$0.34

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
As of September 30, 2025 and December 31, 2024, the Company had $204.3 million and $222.7 million, respectively, in tax credit investments that were included in other assets in the Company’s Consolidated Balance Sheets.
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
The following table presents the Company’s investments in LIHTC projects accounted for using the proportional amortization method for the periods indicated:

	As of September 30, 2025	As of December 31, 2024
	(In thousands)
Current recorded investment included in other assets	$202,791	$220,845
Commitments to fund qualified affordable housing projects included in recorded investment noted above	48,568	89,801
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Tax credits and benefits recognized	$7,687	$5,837	$22,879	$16,128
Amortization expense included in income tax expense	5,994	4,068	17,736	13,230
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets in the Company’s Consolidated Balance Sheets and totaled $1.5 million and $1.9 million as of September 30, 2025 and December 31, 2024, respectively.
8. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Combined federal and state income tax provision	$(12,177)	$2,835	$21,637	$24,798
Effective income tax rate	(13.0)%	(84.6)%	209.1%	29.7%
The Company recorded an income tax benefit of $12.2 million and income tax expense of $21.6 million for the three and nine months ended September 30, 2025, respectively, compared to income tax expense of $2.8 million and $24.8 million for the three and nine months ended September 30, 2024, respectively.
The decrease in income tax expense to a net benefit for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due to the treatment of the tax benefit associated with the loss on sale of securities incurred in the first quarter of 2025. Such loss is not considered to be a discrete item for tax purposes and, therefore, the associated tax benefit of $70.4 million is realizable ratably over the full year. Accordingly, the Company recognized a portion of the associated tax benefit during the three months ended September 30, 2025 which reduced net income tax expense to a net income tax benefit.
Similarly, the decrease in income tax expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the treatment of pre-tax losses resulting from losses on sales of available for sale securities in the first quarter of 2025 described above. Income tax expense decreased as the majority of the tax benefit associated with the loss on sale of securities was recognized during the nine months ended September 30, 2025.
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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Components of net periodic benefit cost:
Service cost	$5,733	$5,634	$17,199	$16,811
Interest cost	5,535	5,062	16,435	14,322
Expected return on plan assets	(9,495)	(9,076)	(28,485)	(25,980)
Prior service credit	(2,488)	(2,488)	(7,471)	(7,465)
Recognized net actuarial loss	980	1,775	2,885	5,325
Net periodic benefit cost	$265	$907	$563	$3,013
Service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the Consolidated Statements of Income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2024 and 2023. Accordingly, during the three and nine months ended September 30, 2025 and 2024, there were no contributions made to the Defined Benefit Plan.
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
As of September 30, 2025 and December 31, 2024, there were 3,134,086 shares and 3,844,157 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both September 30, 2025 and December 31, 2024, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Nine Months Ended September 30,
	2025		2024
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	316,945	$18.02	420,400	$19.15
Granted	54,236	15.58	56,352	13.84
Vested	(73,092)	14.21	(88,948)	13.06
Forfeited	(2,983)	14.87	(3,026)	14.87
Converted in connection with merger	—	—	118,693	14.87
Non-vested restricted stock as of the end of the respective period	295,106	$18.55	503,471	$17.94
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Nine Months Ended September 30,
	2025		2024
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	1,356,522	$16.55	952,001	$19.46
Granted	630,493	17.73	562,454	13.83
Vested	(606,918)	17.20	(348,012)	18.87
Forfeited	(24,620)	15.42	(13,816)	13.45
Converted in connection with merger	—	—	236,766	14.87
Non-vested restricted stock units as of the end of the respective period	1,355,477	$16.83	1,389,393	$16.50
The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Nine Months Ended September 30,
	2025		2024
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	969,739	$16.63	633,034	$19.40
Granted	339,503	18.79	301,441	10.82
Vested	(408,629)	20.96	(76,353)	14.87
Forfeited	(282,698)	20.57	—	—
Converted in connection with merger	—	—	111,617	$14.87
Non-vested performance stock units as of the end of the respective period	617,915	$13.15	969,739	$16.63
Included in vested RSU, and PSU shares, as shown in the tables above, are shares withheld for employee payroll taxes. The aggregate number of RSU, and PSU shares withheld for payroll taxes during the nine months ended September 30, 2025 and 2024 was 392,919 and 139,585, respectively.
The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Share-based compensation expense	$4.0	$5.7	$13.0	$13.6
Related tax benefit (1)	1.1	1.6	3.6	3.8
(1)Estimated based upon the Company’s statutory rate for each respective period.
As of September 30, 2025 and December 31, 2024, there was $24.7 million and $21.4 million, respectively, of total unrecognized compensation expense related to unvested RSAs, RSUs and PSUs granted and issued under the 2021 Plan, as applicable. As of September 30, 2025, this cost is expected to be recognized over a weighted average remaining period of approximately 1.7 years. As of December 31, 2024, this cost was expected to be recognized over a weighted average remaining period of approximately 1.4 years.
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of September 30, 2025	As of December 31, 2024
	(In thousands)
Commitments to extend credit	$6,702,816	$6,660,149
Standby letters of credit	78,735	83,122
Forward commitments to sell loans	3,478	6,374
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

As of September 30, 2025
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$2,237,500	1.83	4.28%	3.03%	$(41)
Total	$2,237,500				$(41)
(1)The fair value included a net accrued interest payable balance of $1.1 million as of September 30, 2025. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the Chicago Mercantile Exchange, or CME, from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 2.0 years.
The Company expects approximately $9.4 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of September 30, 2025. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of September 30, 2025.
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	September 30, 2025
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	526	$3,476,901
Risk participation agreements	121	454,110
Foreign exchange contracts:
Matched commercial customer book	238	80,631
Foreign currency loan	4	5,135

	December 31, 2024
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	494	$3,308,037
Risk participation agreements	125	503,803
Foreign exchange contracts:
Matched commercial customer book	226	98,429
Foreign currency loan	8	5,835
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of the dates indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2025	Fair Value at December 31, 2024	Balance Sheet Location	Fair Value at September 30, 2025	Fair Value at December 31, 2024
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$21	$225	Other liabilities	$62	$5
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$42,317	$57,526	Other liabilities	$63,687	$97,594
Risk participation agreements	Other assets	6	4	Other liabilities	5	4
Foreign currency exchange contracts - matched customer book	Other assets	878	1,990	Other liabilities	610	1,980
Foreign currency exchange contracts - foreign currency loan	Other assets	—	62	Other liabilities	31	—
		$43,201	$59,582		$64,333	$99,578
Total		$43,222	$59,807		$64,395	$99,583
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Derivatives designated as hedges:
(Loss) gain in OCI on derivatives	$(1,692)	$37,548	$4,281	$(14,003)
Loss reclassified from OCI into interest income (effective portion)	$(7,746)	$(13,900)	$(23,660)	$(42,003)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	$—	$—	$—	$—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
(Loss) gain recognized in interest rate swap income	$(81)	$(9)	$(248)	$499
Gain (loss) recognized in interest rate swap income for risk participation agreements	1	24	1	(18)
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	44	81	258	(17)
Foreign currency loan	20	(88)	(93)	123
Net (loss) gain for derivatives not designated as hedges	$(16)	$8	$(82)	$587
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At both September 30, 2025 and December 31, 2024, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.1 million. In addition, at September 30, 2025 and December 31, 2024, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $40.3 million and $88.0 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At both September 30, 2025 and December 31, 2024, there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. The Company was not required to post cash collateral for interest rate swaps with correspondent-bank counterparties as of either September 30, 2025 or December 31, 2024. If the Company had breached any of these provisions at September 30, 2025 or December 31, 2024, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of September 30, 2025 and December 31, 2024, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $8.4 million and $15.7 million, respectively, and forward sale commitments of $3.5 million and $6.4 million, respectively. During the three and nine months ended September 30, 2025 and 2024, net gains/losses recorded by the Company related to the change in fair value of commitments to originate and sell mortgage loans were not significant. In addition, the aggregate fair value of the Company’s mortgage banking derivative asset and liability as of both September 30, 2025 and December 31, 2024 was not significant. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes.
12. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of September 30, 2025 and December 31, 2024, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of September 30, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$21	$—	$21	$—	$—	$21
Customer-related positions:
Interest rate swaps	42,317	—	42,317	14,064	(13,941)	14,312
Risk participation agreements	6	—	6	—	—	6
Foreign currency exchange contracts – matched customer book	878	—	878	—	—	878
	$43,222	$—	$43,222	$14,064	$(13,941)	$15,217
Derivative Liabilities
Interest rate swaps	$62	$—	$62	$—	$62	$—
Customer-related positions:
Interest rate swaps	63,687	—	63,687	14,064	—	49,623
Risk participation agreements	5	—	5	—	—	5
Foreign currency exchange contracts – matched customer book	610	—	610	—	—	610
Foreign currency exchange contracts – foreign currency loan	31	—	31	—	—	31
	$64,395	$—	$64,395	$14,064	$62	$50,269

	As of December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$225	$—	$225	$—	$—	$225
Customer-related positions:
Interest rate swaps	57,526	—	57,526	3,368	(48,590)	5,568
Risk participation agreements	4	—	4	—	—	4
Foreign currency exchange contracts – matched customer book	1,990	—	1,990	—	—	1,990
Foreign currency exchange contracts – foreign currency loan	62	—	62	—	—	62
	$59,807	$—	$59,807	$3,368	$(48,590)	$7,849
Derivative Liabilities
Interest rate swaps	$5	$—	$5	$—	$5	$—
Customer-related positions:
Interest rate swaps	97,594	—	97,594	3,368	130	94,096
Risk participation agreements	4	—	4	—	—	4
Foreign currency exchange contracts – matched customer book	1,980	—	1,980	—	—	1,980
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$99,583	$—	$99,583	$3,368	$135	$96,080
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
Securities
Securities consisted of U.S. Treasury securities, U.S. government-sponsored residential and commercial mortgage-backed securities, state and municipal bonds, and corporate bonds as of September 30, 2025. Securities consisted of U.S. Treasury securities, U.S. Agency bonds, U.S. government-sponsored residential and commercial mortgage-backed securities, and state and municipal bonds as of December 31, 2024. AFS securities are recorded at fair value.
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
The fair value of other U.S. government agency obligations were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $55.8 million and $54.1 million at September 30, 2025 and December 31, 2024, respectively. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps

The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at September 30, 2025 and December 31, 2024, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,518,303	$—	$2,518,303	$—
Government-sponsored commercial mortgage-backed securities	1,063,051	—	1,063,051	—
U.S. Treasury securities	50,326	50,326	—	—
State and municipal bonds and obligations	178,951	—	178,951	—
Rabbi trust investments	102,354	92,881	9,473	—
Deferred compensation investments	2,341	2,341	—	—
Loans held for sale	708	—	708	—
Interest rate swap contracts:
Cash flow hedges - interest rate positions	21	—	21	—
Customer-related positions	42,317	—	42,317	—
Risk participation agreements	6	—	6	—
Foreign currency forward contracts:
Matched customer book	878	—	878	—
Mortgage derivatives	27	—	27	—
Total	$3,959,283	$145,548	$3,813,735	$—
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$62	$—	$62	$—
Customer-related positions	63,687	—	63,687	—
Risk participation agreements	5	—	5	—
Foreign currency forward contracts:
Matched customer book	610	—	610	—
Foreign currency loan	31	—	31	—
Total	$64,395	$—	$64,395	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,561,895	$—	$2,561,895	$—
Government-sponsored commercial mortgage-backed securities	1,161,111	—	1,161,111	—
U.S. Agency bonds	17,672	—	17,672	—
U.S. Treasury securities	97,619	97,619	—	—
State and municipal bonds and obligations	183,301	—	183,301	—
Rabbi trust investments	98,981	91,445	7,536	—
Deferred compensation plan investments	2,439	2,439	—	—
Loans held for sale	372	—	372	—
Interest rate swap contracts:
Cash flow hedges - interest rate positions	225	—	225	—
Customer-related positions	57,526	—	57,526	—
Risk participation agreements	4	—	4	—
Foreign currency forward contracts:
Matched customer book	1,990	—	1,990	—
Foreign currency loan	62	—	62	—
Mortgage derivatives	33	—	33	—
Total	$4,183,230	$191,503	$3,991,727	$—
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$5	$—	$5	$—
Customer-related positions	97,594	—	97,594	—
Risk participation agreements	4	—	4	—
Foreign currency forward contracts:
Matched customer book	1,980	—	1,980	—
Mortgage derivatives	41	—	41	—
Total	$99,624	$—	$99,624	$—
There were no transfers to or from Level 1, 2 and 3 during the nine months ended September 30, 2025 or the twelve months ended December 31, 2024.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2025 or December 31, 2024.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with GAAP. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of September 30, 2025 and December 31, 2024.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$35,693	$—	$—	$35,693

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$79,156	$—	$—	$79,156
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of September 30, 2025	Fair Value as of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$215,114	$197,384	$—	$197,384	$—
Government-sponsored commercial mortgage-backed securities	186,159	173,394	—	173,394	—
State and municipal bonds and obligations	83,851	85,610	—	85,610	—
Corporate bonds	29,000	30,070	—	30,070	—
Loans, net of allowance for loan losses	18,332,678	17,919,692	—	—	17,919,692
FHLB stock	6,252	6,252	—	6,252	—
Bank-owned life insurance	207,284	207,284	—	207,284	—
Liabilities
Deposits	$21,117,348	$21,113,140	$—	$21,113,140	$—
FHLB advances	25,882	23,927	—	23,927	—
Interest rate swap collateral funds	13,941	13,941	—	13,941	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2024	Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$231,709	$202,271	$—	$202,271	$—
Government-sponsored commercial mortgage-backed securities	189,006	169,453	—	169,453	—
Loans, net of allowance for loan losses	17,549,402	17,126,716	—	—	17,126,716
FHLB stock	5,865	5,865	—	5,865	—
Bank-owned life insurance	204,704	204,704	—	204,704	—
Liabilities
Deposits	$21,319,340	$21,315,556	$—	$21,315,556	$—
FHLB advances	17,589	15,310	—	15,310	—
Interest rate swap collateral funds	48,590	48,590	—	48,590	—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Investment advisory fees	$17,553	$14,909	$51,272	$28,164
Service charges on deposit accounts	8,550	8,140	25,109	23,578
Card income	4,177	4,423	12,327	12,424
Other noninterest income	2,693	2,645	7,921	15,257
Total noninterest income in-scope of ASC 606	32,973	30,117	96,629	79,423
Total noninterest income (loss) out-of-scope of ASC 606	8,279	3,411	(248,644)	7,145
Total noninterest income (loss)	$41,252	$33,528	$(152,015)	$86,568
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
The asset management and/or custody fees are primarily based upon a percentage of the monthly valuation of the principal assets in the customer’s account. Customers are also charged a base fee which is prorated over a twelve-month period. Fees for additional or special services are generally fixed in nature and are charged as services are rendered. All revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Investment advisory fees earned but not yet received amounted to $5.7 million as of both September 30, 2025 and December 31, 2024, respectively.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.7 million and $1.6 million as of September 30, 2025 and December 31, 2024, respectively, and were included in other assets in the Company’s Consolidated Balance Sheets.
Card Income

The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. In addition, the Company receives income for credit card referrals from third party credit card providers, which it offers to its customers. Card income fees earned but not yet received amounted to $1.0 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively, and were included in other assets in the Company’s Consolidated Balance Sheets.
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
15. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale (1)	$43,058	$22,990	$66,048	$142,698	$(67,838)	$74,860
Less: reclassification adjustment for losses included in net income (1)	—	33,309	33,309	(269,638)	40,556	(229,082)
Net change in fair value of securities available for sale	43,058	(10,319)	32,739	412,336	(108,394)	303,942
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	(1,692)	468	(1,224)	4,281	(1,186)	3,095
Less: net cash flow hedge losses reclassified into interest income	(7,746)	2,146	(5,600)	(23,660)	6,554	(17,106)
Net change in fair value of cash flow hedges	6,054	(1,678)	4,376	27,941	(7,740)	20,201
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(980)	271	(709)	(2,885)	799	(2,086)
Less: accretion of prior service credit	2,488	(689)	1,799	7,471	(2,069)	5,402
Net change in other comprehensive income for defined benefit postretirement plans	(1,508)	418	(1,090)	(4,586)	1,270	(3,316)
Total other comprehensive income	$47,604	$(11,579)	$36,025	$435,691	$(114,864)	$320,827
(1)Refer to Note 8, “Income Taxes,” for more information regarding the Company’s treatment of the loss on sale of securities during the nine months ended September 30, 2025 for tax purposes.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$163,167	$(41,669)	$121,498	$114,779	$(26,697)	$88,082
Less: reclassification adjustment for losses included in net income	—	—	—	(7,557)	2,094	(5,463)
Net change in fair value of securities available for sale	163,167	(41,669)	121,498	122,336	(28,791)	93,545
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	37,548	(10,400)	27,148	(14,003)	3,879	(10,124)
Less: net cash flow hedge losses reclassified into interest income	(13,900)	3,851	(10,049)	(42,003)	11,635	(30,368)
Net change in fair value of cash flow hedges	51,448	(14,251)	37,197	28,000	(7,756)	20,244
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(1,775)	492	(1,283)	(5,325)	1,476	(3,849)
Less: accretion of prior service credit	2,488	(689)	1,799	7,465	(2,068)	5,397
Net change in other comprehensive income for defined benefit postretirement plans	(713)	197	(516)	(2,140)	592	(1,548)
Total other comprehensive income	$213,902	$(55,723)	$158,179	$148,196	$(35,955)	$112,241
The following table illustrates the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2025	$(583,875)	$(26,470)	$26,016	$(584,329)
Other comprehensive income before reclassifications	74,860	3,095	—	77,955
Less: Amounts reclassified from accumulated other comprehensive loss	(229,082)	(17,106)	3,316	(242,872)
Net current-period other comprehensive income (loss)	303,942	20,201	(3,316)	320,827
Ending Balance: September 30, 2025	$(279,933)	$(6,269)	$22,700	$(263,502)
Beginning Balance: January 1, 2024	$(584,243)	$(31,571)	$7,462	$(608,352)
Other comprehensive income (loss) before reclassifications	88,082	(10,124)	—	77,958
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(5,463)	(30,368)	1,548	(34,283)
Net current-period other comprehensive income (loss)	93,545	20,244	(1,548)	112,241
Ending Balance: September 30, 2024	$(490,698)	$(11,327)	$5,914	$(496,111)
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
17. Subsequent Events
Acquisition of HarborOne Bancorp, Inc.
Effective November 1, 2025, the Company completed its previously announced merger with HarborOne. In accordance with the merger agreement, each share of HarborOne common stock, at the holder’s election, was exchanged for either (i) 0.765 shares of Company common stock and cash lieu of any fractional share or (ii) $12.00 in cash, which was subject to allocation procedures to ensure that the total number of shares of HarborOne common stock that received the stock consideration represented between 75% and 85% of the total number of shares of HarborOne common stock outstanding immediately prior to the completion of the merger. The Company issued 26.9 million shares of its common stock and paid aggregate cash consideration of $74.6 million in the merger.
HarborOne, a Massachusetts corporation, was a federally registered bank holding company headquartered in Brockton, Massachusetts. HarborOne Bank, a Massachusetts-chartered trust company formed in 1917, was a wholly-owned subsidiary of HarborOne that operated through a network of 30 full-service banking offices in Massachusetts and Rhode Island, and commercial lending offices in Boston, Massachusetts and Providence Rhode Island, with $5.5 billion in total assets and $4.3 billion in deposits as of October 31, 2025.
The Company has not yet completed the purchase accounting due to the timing of the merger. Accordingly, the total purchase consideration and fair value of the assets and liabilities acquired, including goodwill and other intangible assets, is not yet available.
Following the completion of the merger, the Company sold substantially all of the investment securities acquired through its merger with HarborOne. The amount of securities sold amounted to approximately $0.3 billion and no gain or loss was recognized upon sale as such securities had been recorded by the Company based upon the quoted sale prices in determination of the purchase accounting fair value adjustment. The Company used the proceeds from the sales to pay down wholesale funding.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2025, and our results of operations for the three and nine months ended September 30, 2025 and 2024. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2024 Form 10-K.
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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, the following factors:
•changes in regional, national or international macroeconomic conditions, including tariffs, governmental shutdowns or changes in inflation, recessionary pressures or interest rates in the United States;
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
•a regulatory reform agenda implemented by the Trump administration that is significantly different from that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, including risks related to the Trump administration’s increased focus on widespread implementation of stablecoins and other digital assets;
•changes in regulation, regulatory policy, legislation, accounting standards and practices, and fiscal monetary policy, particularly in light of the shift in presidential administrations and the potential for related shifts in agency policy and leadership;
•the risk that goodwill and intangibles recorded in our financial statements will become impaired;
•risks related to the implementation of acquisitions, dispositions, and restructurings, including our 2024 merger with Cambridge Bancorp and Cambridge Trust Company, which is further described in Part I, Item 1 of our 2024 Annual Report on Form 10-K under “Recent Acquisitions – Bank Acquisitions” and merger with HarborOne Bancorp and HarborOne Bank, including that revenue and expense synergies or other expected benefits may not materialize or in the time frame originally anticipated or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
•potential risks related to the integration of our completed or pending acquisitions may not materialize or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
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
There have been no other material changes in critical accounting policies during the three and nine months ended September 30, 2025.
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $25.5 billion and $25.6 billion at September 30, 2025 and December 31, 2024, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the New Hampshire Banking Department, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct under our “Cambridge Trust Wealth Management, a division of Eastern Bank” brand name (“Cambridge Trust Wealth Management division”).
Net income and net loss for the three and nine months ended September 30, 2025, respectively, computed in accordance with GAAP was $106.1 million and $11.3 million, respectively, as compared to net loss and net income of $6.2 million and $58.8 million, respectively, for the three and nine months ended September 30, 2024, respectively. The increase in net income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to increased net interest income and noninterest income during the three months ended September 30, 2025. The decrease in net income from the nine months ended September 30, 2024 to a net loss for nine months ended September 30, 2025 was primarily due to losses on sales of securities during the nine months ended September 30, 2025. Refer to the later sections titled “Results of Operations” within this Item 2 for additional discussion
Net income and loss for the three and nine months ended September 30, 2025, respectively, and net loss and income for the three and nine months ended September 30, 2024, respectively, included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and nine months ended September 30, 2025 was $74.1 million and $223.3 million, respectively, compared to operating net income for the three and nine months ended September 30, 2024 of $51.3 million and $128.4 million, respectively, representing increases of 44.3% and 73.8%, respectively. These increases were primarily due to higher net interest income for both the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, partially offset by higher noninterest expense on an operating basis for both the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. See “Non-GAAP Financial Measures” and “Results of Operations” within this Item 2 for a reconciliation of operating net income to net income/(loss) on a GAAP basis and further discussion of noninterest income/(loss) and noninterest expense.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of September 30, 2025 and December 31, 2024, we had total commercial and industrial loans of $3.7 billion and $3.3 billion, respectively, representing 20.2% and 18.4%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and industrial revenue bonds (“IRBs”) which are municipal bonds issued to finance major capital projects. The majority of our IRB portfolio is in educational and other non-profit sectors.
•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other type properties. As of September 30, 2025 and December 31, 2024, we had total commercial real estate loans of $7.4 billion and $7.0 billion, respectively, representing 39.7% and 39.6%, respectively, of our total loans as of each period end. As of September 30, 2025 and December 31, 2024, owner occupied loans totaled $982.8 million and $947.2 million, respectively, representing 13.3% and 13.4%, respectively, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of September 30, 2025 and December 31, 2024, we had total commercial construction loans of $462.5 million and $491.6 million, respectively, representing 2.5% and 2.8%, respectively, of our total loans. Our commercial construction loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of both September 30, 2025 and December 31, 2024, we had total business banking loans of $1.4 billion, representing 7.5% and 8.1%, respectively, of our total loans for each period end. In this category, commercial and industrial loans and commercial real estate loans totaled $241.2 million and $1.2 billion, respectively, as of September 30, 2025, and $244.4 million and $1.2 billion, respectively, as of December 31, 2024.
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
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both September 30, 2025 and December 31, 2024, we had total residential real estate loans of $3.9 billion, representing 20.9% and 22.1%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential real estate loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. During the three and nine months ended September 30, 2025, residential real estate mortgage loan originations were $128.1 million and $311.6 million, respectively, of which $8.9 million and $31.8 million, respectively, were sold on the secondary markets. Comparatively, during the three and nine months ended September 30, 2024, residential real estate mortgage loan originations were $117.3 million and $244.9 million, respectively, of which $30.9 million and $65.7 million, respectively, were sold on the secondary markets.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of September 30, 2025 and December 31, 2024, we had total consumer home equity loans of $1.5 billion and $1.4 billion, respectively, representing 8.1% and 7.8%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of September 30, 2025 and December 31, 2024, we had total other consumer loans of $220.1 million and $227.2 million, respectively, representing 1.2% and 1.3%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
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
Wealth Management Services
•Through our Cambridge Trust Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of September 30, 2025 and December 31, 2024, we held $9.7 billion and $8.7 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2025, we had noninterest income of $17.6 million and $51.3 million, respectively, from providing these services compared to $14.9 million and $28.2 million for the three and nine months ended September 30, 2024, respectively.
Outlook and Trends

HarborOne Acquisition
Effective November 1, 2025, we completed our previously announced merger with HarborOne and HarborOne Bank, a wholly owned subsidiary of HarborOne. For further information regarding the merger refer to Note 17, “Subsequent Events” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
During the three and nine months ended September 30, 2025, we incurred and recorded merger and acquisition costs related to our acquisition of HarborOne of $3.2 million and $5.8 million, respectively. The following table presents HarborOne-related merger and acquisition costs by expense category, which are included in non-operating expenses on the Consolidated Statements of Income, for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	(In thousands)
Occupancy and equipment	$1,596	$1,596
Technology and data processing	—	18
Professional services	1,407	3,941
Marketing expenses	212	212
Other non-operating expenses	3	33
Total	$3,218	$5,800
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its meeting on September 18, 2024, the FOMC decided to lower the target range for the federal funds rate by 50 basis points from the range set at its July 26, 2023 meeting to a range of 4.75% to 5.00%. The FOMC decided to lower the target range for the federal funds rate at its meeting on November 7, 2024 to a range of 4.50% to 4.75%, at its meeting on December 18, 2024 to a range of 4.25% to 4.50%, and again at its meeting on September 17, 2025 to a range of 4.00% to 4.25%. At its most recent meeting on October 29, 2025, the FOMC further lowered the target range for the federal funds rate to a range of 3.75% to 4.00% and indicated, in considering additional adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC further indicated it is strongly committed to supporting maximum employment and reducing the annual inflation rate to its 2 percent objective.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 36% of the outstanding principal balance of our loans, gross of outstanding interest rate swaps as described further below, as of September 30, 2025 was indexed to a market rate that is expected to re-price with similar magnitude and direction as the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $2.2 billion on September 30, 2025, representing approximately 11.9% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 11, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
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

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net income (loss) (GAAP)	$106,144	$(6,188)	$(11,289)	$58,790
Non-GAAP adjustments:
Add:
Provision for non-PCD acquired loans	—	40,899	—	40,899
Noninterest income components:
Losses on sales of securities available for sale, net	—	—	269,638	7,557
Gain on sale of other equity investment	(1,584)	—	(1,584)	—
Losses on sales of other assets	60	2,970	72	2,972
Noninterest expense components:
Merger and acquisition expenses	3,218	27,577	5,800	33,077
Total impact of non-GAAP adjustments	1,694	71,446	273,926	84,505
Less net tax benefit associated with non-GAAP adjustment (1)	33,779	13,930	39,369	14,868
Non-GAAP adjustments, net of tax	$(32,085)	$57,516	$234,557	$69,637
Operating net income (non-GAAP)	$74,059	$51,328	$223,268	$128,427

Weighted average common shares outstanding during the period:
Basic	198,726,113	196,700,222	199,091,321	174,398,692
Diluted	199,478,940	197,706,644	199,091,321	175,270,559
Diluted for operating earnings per share computation	199,478,940	197,706,644	199,981,015	175,270,559

Earnings (losses) per share, basic	$0.53	$(0.03)	$(0.06)	$0.34
Earnings (losses) per share, diluted	$0.53	$(0.03)	$(0.06)	$0.34

Operating earnings per share, basic (non-GAAP)	$0.37	$0.26	$1.12	$0.74
Operating earnings per share, diluted (non-GAAP)	$0.37	$0.26	$1.12	$0.73
(1)The net tax benefit associated with these items is generally determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income. For discussion regarding the net tax (benefit) expense recognized for the three and nine months ended September 30, 2025, refer to Note 8, “Income Taxes” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income (loss), noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income (GAAP)	$200,248	$169,855	$591,177	$428,404
Add:
Tax-equivalent adjustment (non-GAAP)	5,136	4,792	14,548	13,828
Fully-taxable equivalent net interest income on an operating basis (non-GAAP)	205,384	174,647	605,725	442,232
Noninterest income (loss) (GAAP)	41,252	33,528	(152,015)	86,568
Less:
Losses on sales of securities available for sale, net	—	—	(269,638)	(7,557)
Gain on sale of other equity investment	1,584	—	1,584	—
Losses on sales of other assets	(60)	(2,970)	(72)	(2,972)
Noninterest income on an operating basis (non-GAAP)	39,608	36,498	116,111	97,097
Noninterest expense (GAAP)	$140,433	$159,753	$407,514	$370,824
Less:
Merger and acquisition expenses	3,218	27,577	5,800	33,077
Noninterest expense on an operating basis (non-GAAP)	137,215	132,176	401,714	337,747
Amortization of intangible assets	7,808	6,210	23,423	7,218
Noninterest expense for calculation of operating efficiency ratio (non-GAAP)	$129,407	$125,966	$378,291	$330,529
Total revenue (GAAP)	$241,500	$203,383	$439,162	$514,972
Total operating revenue (non-GAAP)	$244,992	$211,145	$721,836	$539,329
Ratios:
Efficiency ratio (GAAP)	58.15%	78.55%	92.79%	72.01%
Operating efficiency ratio (non-GAAP)	52.82%	59.66%	52.41%	61.29%

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of September 30,	As of December 31,
	2025	2024
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$3,805,525	$3,611,967
Less: Goodwill and other intangibles	1,026,736	1,050,158
Tangible shareholders’ equity (non-GAAP)	2,778,789	2,561,809
Tangible assets:
Total assets (GAAP)	25,457,699	25,557,880
Less: Goodwill and other intangibles	1,026,736	1,050,158
Tangible assets (non-GAAP)	$24,430,963	$24,507,722
Shareholders’ equity to assets ratio (GAAP)	14.9%	14.1%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	11.4%	10.5%
Book value per share:
Common shares issued and outstanding	211,516,105	213,909,472
Book value per share (GAAP)	$17.99	$16.89
Tangible book value per share (non-GAAP)	$13.14	$11.98
The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income (loss) and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Tangible net income (loss):
Net income (loss) (GAAP)	$106,144	$(6,188)	$(11,289)	$58,790
Add: Amortization of intangible assets	7,808	6,210	23,423	7,218
Less: Tax effect of amortization of intangible assets (3)	2,163	1,720	6,488	1,999
Tangible net income (loss) (non-GAAP)	$111,789	$(1,698)	$5,646	$64,009

Operating net income (non-GAAP) (1)	$74,059	$51,328	$223,268	$128,427
Add: Amortization of intangible assets	7,808	6,210	23,423	7,218
Less: Tax effect of amortization of intangible assets (3)	2,163	1,720	6,488	1,999
Tangible operating net income (non-GAAP)	$79,704	$55,818	$240,203	$133,646

Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$3,733,353	$3,526,294	$3,647,154	$3,143,122
Less: Average goodwill and other intangibles	1,031,827	974,546	1,039,586	703,027
Average tangible shareholders’ equity (non-GAAP)	$2,701,526	$2,551,748	$2,607,568	$2,440,095
Ratios:
Return (loss) on average total shareholders’ equity (GAAP) (2)	11.28%	(0.70)%	(0.42)%	2.51%
Return (loss) on average tangible shareholders’ equity (non-GAAP) (2)	16.42%	(0.26)%	0.29%	3.52%
Operating return on average tangible shareholders’ equity (non-GAAP) (2)	11.71%	8.70%	12.36%	7.34%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income (loss).

(2)Presented on an annualized basis.
(3)The tax effect of amortization of intangible assets was calculated using our combined statutory tax rate of 27.7%.
Financial Position
Summary of Financial Position

	As of September 30, 2025	As of December 31, 2024	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$410,410	$1,006,880	$(596,470)	(59.2)%
Securities available for sale	3,810,631	4,021,598	(210,967)	(5.2)%
Securities held to maturity	514,124	420,715	93,409	22.2%
Loans, net of allowance for loan losses	18,332,678	17,549,402	783,276	4.5%
Federal Home Loan Bank stock	6,252	5,865	387	6.6%
Goodwill and other intangible assets	1,026,736	1,050,158	(23,422)	(2.2)%
Deposits	21,117,348	21,319,340	(201,992)	(0.9)%
Borrowed funds	39,823	66,179	(26,356)	(39.8)%
Cash and cash equivalents
Total cash and cash equivalents decreased by $0.6 billion, or 59.2%, to $0.4 billion at September 30, 2025 from $1.0 billion at December 31, 2024. This decrease was primarily due to an increase in gross loans of $0.7 billion and a decrease in total deposits of $0.2 billion. For further discussion of the change in deposits and loans, refer to the later “Loans” and “Deposits” sections in this Item 2.
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
U.S. government securities: As of September 30, 2025, our U.S. government securities consisted of U.S. Treasury securities. As of December 31, 2024, our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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

The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of September 30, 2025	As of December 31, 2024
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,518,303	$2,561,895
Government-sponsored commercial mortgage-backed securities	1,063,051	1,161,111
U.S. Agency bonds	—	17,672
U.S. Treasury securities	50,326	97,619
State and municipal bonds and obligations	178,951	183,301
Total available for sale securities, at fair value	3,810,631	4,021,598
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	215,114	231,709
Government-sponsored commercial mortgage-backed securities	186,159	189,006
State and municipal bonds and obligations	83,851	—
Corporate bonds	29,000	—
Total held to maturity securities, at amortized cost	514,124	420,715
Total	$4,324,755	$4,442,313
Our securities portfolio decreased $0.1 billion, or 2.6%, to $4.3 billion at September 30, 2025 from $4.4 billion at December 31, 2024. This slight decrease was primarily due the offsetting effect of sales of AFS securities of $1.3 billion, AFS and HTM maturities and principal paydowns of $0.4 billion, and purchases of AFS and HTM securities of $1.4 billion.
We did not have trading investments at September 30, 2025 or December 31, 2024.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $262.6 million at September 30, 2025 compared to $183.1 million at December 31, 2024.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both September 30, 2025 and December 31, 2024, we had no securities categorized as Level 3 within the fair value hierarchy.

The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended September 30, 2025 and December 31, 2024. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of September 30, 2025 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	1.95%	2.40%	1.70%	2.90%	2.89%
Government-sponsored commercial mortgage-backed securities	—	3.93	1.98	2.03	3.03
U.S. Treasury securities	—	4.19	—	—	4.19
State and municipal bonds and obligations	2.49	2.90	3.70	4.14	3.75
Total available for sale securities	2.48%	3.87%	2.75%	2.81%	2.98%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.36	—	2.22
State and municipal bonds and obligations	—	—	—	5.57	5.57
Corporate bonds	—	—	7.28	—	7.28
Total held to maturity securities	—%	2.16%	4.05%	3.62%	3.32%
Total	2.48%	3.60%	3.31%	2.87%	3.02%

	Securities Maturing as of December 31, 2024 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.83%	2.37%	1.68%	1.71%	1.72%
Government-sponsored commercial mortgage-backed securities	—	1.96	2.32	1.94	2.02
U.S. Agency bonds	—	1.56	—	—	1.56
U.S. Treasury securities	3.15	0.78	—	—	1.96
State and municipal bonds and obligations	2.40	2.76	3.59	4.12	3.70
Total available for sale securities	3.07%	1.91%	2.49%	1.82%	1.89%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.36	—	2.22
Total held to maturity securities	—%	2.16%	2.36%	2.86%	2.57%
Total	3.07%	1.95%	2.47%	1.88%	1.95%
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

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

			Change
	As of September 30, 2025	As of December 31, 2024	Amount ($)	Percentage (%)
	(Dollars in thousands)
Commercial and industrial	$3,765,916	$3,296,068	$469,848	14.3%
Commercial real estate	7,426,346	7,119,523	306,823	4.3%
Commercial construction	464,007	494,842	(30,835)	(6.2)%
Business banking	1,394,628	1,448,176	(53,548)	(3.7)%
Residential real estate	4,011,244	4,063,659	(52,415)	(1.3)%
Consumer home equity	1,502,990	1,385,394	117,596	8.5%
Other consumer	263,518	271,422	(7,904)	(2.9)%
Total gross loans	$18,828,649	$18,079,084	$749,565	4.1%
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $0.7 billion, or 4.1%, to $18.8 billion at September 30, 2025 from $18.1 billion at December 31, 2024. The increase was primarily due to continued investment in resources targeted to grow our commercial and industrial loan portfolio and an increase in our commercial real estate investment loans driven by steady growth in our multifamily property type segment.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and it is concentrated in the New England geographical area, with 80.8% of our commercial loans in Massachusetts and New Hampshire as of September 30, 2025.
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
Special mention, substandard and doubtful loans totaled 3.8% and 4.9% of total commercial loans outstanding at September 30, 2025 and December 31, 2024, respectively.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio decreased to 0.43% at September 30, 2025, compared to 0.62% at December 31, 2024.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	September 30, 2025	December 31, 2024
Portfolio
Commercial and industrial	0.02%	0.00%
Commercial real estate	0.11%	0.46%
Commercial construction	—%	—%
Business banking	1.38%	1.19%
Residential real estate	0.97%	1.04%
Consumer home equity	0.96%	1.29%
Other consumer	0.25%	0.62%
Total	0.43%	0.62%
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
NPLs decreased $66.6 million, or 49.0%, to $69.2 million at September 30, 2025 from $135.8 million at December 31, 2024. NPLs as a percentage of total loans decreased to 0.37% at September 30, 2025 from 0.76% at December 31, 2024. The decrease was primarily due to the sales of certain non-performing commercial and industrial loans and commercial real estate loans during the nine months ended September 30, 2025. Also driving this decline is continued efforts to work with borrowers to either exit certain relationships through sales or otherwise alleviate non-performance through regular payoffs.
The total amount of interest recorded on NPLs during both the nine months ended September 30, 2025 and 2024 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $4.1 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. The aggregate amortized cost balance as of September 30, 2025 of loans modified during the three and nine months ended September 30, 2025 which were determined to be modifications to borrowers experiencing financial difficulty was $54.3 million and $65.5 million, respectively. The aggregate amortized cost balance as of September 30, 2024 of loans modified during the three and nine months ended September 30, 2024 which were determined to be modifications to borrowers experiencing financial difficulty was $13.2 million and $33.4 million, respectively.
As of September 30, 2025, there was one loan with an aggregate balance of less than $0.1 million that had been modified to borrowers experiencing financial difficulty during the during the twelve-month period then ended and which had subsequently defaulted during the nine months ended September 30, 2025. As of September 30, 2024, there were two loans with an aggregate balance of $0.3 million that had been modified to borrowers experiencing financial difficulty during the twelve-month period then ended and which had subsequently defaulted during the nine months ended September 30, 2024.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.

Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the merger date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the merger date. As of September 30, 2025 and December 31, 2024, the carrying amount of PCD loans was $188.7 million and $331.4 million, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit the potential to be unable to comply in the future with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, decreased by $0.4 million, or 0.1%, to $411.6 million at September 30, 2025 from $412.0 million at December 31, 2024. These loans as a percentage of total loans decreased to 2.2% at September 30, 2025 from 2.3% at December 31, 2024.
Commercial Real Estate Office Exposure. As of September 30, 2025 and December 31, 2024 our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, mixed-use, and laboratory/life sciences office properties where rental income is primarily from office space) totaled $0.9 billion and $1.0 billion, respectively. As of September 30, 2025, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 91.6% of the total recorded investment balance of office-related CRE loans are located, and approximately 20.6% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as reduced occupancy as a result of the increase in hybrid and fully remote work arrangements post-COVID and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of September 30, 2025, two of these loans, which had an aggregate recorded investment balance of $28.4 million, were on non-accrual status. As of December 31, 2024, twelve of these loans were on non-accrual status and had an aggregate recorded investment balance of $87.0 million.
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	September 30, 2025	December 31, 2024
	(In thousands)
Commercial real estate
Pass	$795,114	$848,526
Special mention	33,527	30,409
Substandard	79,762	71,088
Doubtful	28,418	87,012
Total commercial real estate	$936,821	$1,037,035
Commercial construction
Pass	$489	$—
Special mention	—	621
Substandard	—	779
Doubtful	—	—
Total commercial construction	$489	$1,400
Total	$937,310	$1,038,435
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	September 30, 2025	December 31, 2024
	(In thousands)
Commercial real estate
Office	$399,020	$540,219
Medical office	67,958	55,333
Mixed-use	368,313	337,966
Laboratory/life science (1)	101,530	103,517
Total commercial real estate	$936,821	$1,037,035
Commercial construction
Office	$489	$1,400
Medical office	—	—
Mixed-use	—	—
Laboratory/life science	—	—
Total commercial construction	$489	$1,400
Total	$937,310	$1,038,435
(1)In the second quarter of 2025, we refined the presentation of CRE office risk segments resulting in the addition of the “laboratory/life science” risk segment. Loans in this risk segment were reported in other risk segments as of December 31, 2024 and were reclassified above for comparative purposes.
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
The allowance for loan losses increased by $4.1 million, or 1.8%, to $233.0 million, or 1.26% of total loans, at September 30, 2025 from $229.0 million, or 1.29% of total loans at December 31, 2024. The increase in the allowance for loan losses for the nine months ended September 30, 2025 was primarily due to an increase in commercial and industrial reserve rates and an increase in commercial loan balances, partially offset by a reduction in specific reserves that was driven by the sales of certain non-performing commercial real estate and commercial and industrial loans, which had previously been reserved for on a specific reserve basis.
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets. Our reserve for unfunded lending commitments remained consistent at $13.7 million at September 30, 2025 compared to $13.1 million at December 31, 2024.

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net loan (recoveries) charge-offs:
Commercial and industrial	$1,405	$(7)	$1,469	$(88)
Commercial real estate	3,979	4,456	14,294	9,563
Commercial construction	—	—	—	—
Business banking	307	356	384	851
Residential real estate	70	(43)	(5)	(91)
Consumer home equity	77	(19)	72	(76)
Other consumer	337	395	1,000	1,403
Total net loan (recoveries) charge-offs	$6,175	$5,138	$17,214	$11,562
Average loans:
Commercial and industrial	$3,719,321	$3,299,803	$3,529,505	$3,163,062
Commercial real estate	7,268,352	6,866,466	7,249,712	6,002,427
Commercial construction	482,299	497,372	467,920	428,828
Business banking	1,387,738	1,272,282	1,320,256	1,098,203
Residential real estate	3,892,691	3,770,608	3,897,421	2,970,616
Consumer home equity	1,481,213	1,339,050	1,437,830	1,265,124
Other consumer	216,038	229,322	218,450	213,540
Average total loans (1)	$18,447,652	$17,274,903	$18,121,094	$15,141,800
Net (recoveries) charge-offs to average loans outstanding during the period:
Commercial and industrial	0.04%	(0.00)%	0.04%	(0.00)%
Commercial real estate	0.05	0.06	0.20	0.16
Commercial construction	—	—	—	—
Business banking	0.02	0.03	0.03	0.08
Residential real estate	0.00	(0.00)	(0.00)	(0.00)
Consumer home equity	0.01	(0.00)	0.01	(0.01)
Other consumer	0.16	0.17	0.46	0.66
Total net (recoveries) charge-offs to average loans outstanding during the period:	0.03%	0.03%	0.09%	0.08%
Total loans	$18,565,716	$17,755,883	$18,565,716	$17,755,883
Total non-accrual loans	$69,207	$124,503	$69,207	$124,503
Allowance for loan losses	$233,038	$253,821	$233,038	$253,821
Allowance for loan losses as a percent of total loans	1.26%	1.43%	1.26%	1.43%
Non-accrual loans as a percent of total loans	0.37%	0.70%	0.37%	0.70%
Allowance for loan losses as a percent of non-accrual loans	336.73%	203.87%	336.73%	203.87%
(1)Average loan balances exclude loans held for sale

Non-accrual loans decreased $55.3 million, or 44.4%, to $69.2 million at September 30, 2025 from $124.5 million at September 30, 2024, primarily due sales of certain non-performing commercial real estate and commercial and industrial loans during the nine months ended September 30, 2025. For additional information regarding the credit quality of our loans, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of September 30, 2025			As of December 31, 2024
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$54,988	23.60%	20.16%	$41,090	17.95%	18.24%
Commercial real estate	105,160	45.11%	39.69%	116,175	50.74%	39.37%
Commercial construction	9,228	3.96%	2.49%	8,462	3.70%	2.74%
Business banking	19,708	8.46%	7.45%	19,899	8.69%	8.01%
Residential real estate	32,428	13.92%	20.93%	32,291	14.10%	22.48%
Consumer home equity	7,313	3.14%	8.10%	7,472	3.26%	7.66%
Other consumer	4,213	1.81%	1.19%	3,563	1.56%	1.50%
Total	$233,038	100.00%	100.00%	$228,952	100.00%	100.00%
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
We held an investment in the FHLBB of $6.3 million and $5.9 million at September 30, 2025 and December 31, 2024, respectively. The amount of stock we are required to purchase is proportional to our FHLB borrowings and level of total assets.
Goodwill and other intangible assets

The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below:

	September 30, 2025	December 31, 2024
	(In thousands)
Balances not subject to amortization
Goodwill	$914,957	$914,957
Balances subject to amortization
Core deposit intangibles	91,176	111,296
Customer list intangible	19,744	22,841
Trade name intangible	859	1,064
Total balances subject to amortization	111,779	135,201
Total goodwill and other intangible assets	$1,026,736	$1,050,158
The balance of our goodwill and core deposit intangible asset was $1.0 billion and $1.1 billion at September 30, 2025 and December 31, 2024, respectively. The decrease in goodwill and other intangible assets at September 30, 2025 from December 31, 2024 was due to regular amortization of our other intangible assets during the nine months ended September 30, 2025. We did not record any impairment to our goodwill or other intangible assets during the nine months ended September 30, 2025.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

			Change
	As of September 30, 2025	As of December 31, 2024	Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$5,662,344	$5,992,082	$(329,738)	(5.5)%
Interest checking	4,240,679	4,606,250	(365,571)	(7.9)%
Savings	1,579,909	1,648,323	(68,414)	(4.2)%
Money market investments	6,269,602	5,736,362	533,240	9.3%
Certificate of deposits	3,364,814	3,336,323	28,491	0.9%
Total deposits	$21,117,348	$21,319,340	$(201,992)	(0.9)%
Deposits decreased by $202.0 million, or 0.9%, to $21.1 billion at September 30, 2025 from $21.3 billion at December 31, 2024. This decrease was primarily driven by regular deposit outflows during the nine months ended September 30, 2025.
The Bank’s estimate of total uninsured deposits was $8.9 billion and $9.0 billion at September 30, 2025 and December 31, 2024, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $7.0 billion and $6.9 billion at September 30, 2025 and December 31, 2024, respectively.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Nine Months Ended September 30, 2025		For the Year Ended December 31, 2024
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,679,832	—%	$5,438,124	—%
Interest checking	4,444,447	0.94%	4,167,043	1.04%
Savings (1)	1,621,139	0.30%	1,487,842	0.21%
Money market investments	5,941,055	2.33%	5,283,231	2.66%
Certificate of deposits	3,240,655	3.98%	3,146,139	4.78%
Total deposits	$20,927,128	1.50%	$19,522,379	1.74%
(1)Includes the reclassification of the escrow deposits of borrowers to deposit savings accounts recorded in the first quarter of 2025 for comparability purposes.
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of September 30, 2025	As of December 31, 2024
Maturing in	(In thousands)
Three months or less	$489,286	$416,015
Over three months through six months	523,167	544,598
Over six months through 12 months	91,398	156,565
Over 12 months	856	5,161
Total	$1,104,707	$1,122,339
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity. The following table sets forth the balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of September 30, 2025	As of December 31, 2024	Amount ($)	Percentage (%)
	(In thousands)
Interest rate swap collateral funds	$13,941	$48,590	(34,649)	(71.3)%
FHLB advances	25,882	17,589	8,293	47.1%
Total	$39,823	$66,179	$(26,356)	(39.8)%
Our total borrowings decreased by $26.4 million to $39.8 million at September 30, 2025 compared to $66.2 million at December 31, 2024. The decrease was primarily due to decreased balances of interest rate swap collateral funds. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.
Results of Operations
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2025	2024	Amount ($)	Percentage	2025	2024	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$283,016	$266,018	$16,998	6.4%	$828,060	$676,005	$152,055	22.5%
Interest expense	82,768	96,163	(13,395)	(13.9)%	236,883	247,601	(10,718)	(4.3)%
Net interest income	200,248	169,855	30,393	17.9%	591,177	428,404	162,773	38.0%
Provision for allowance for loan losses	7,100	46,983	(39,883)	(84.9)%	21,300	60,560	(39,260)	(64.8)%
Noninterest income (loss)	41,252	33,528	7,724	23.0%	(152,015)	86,568	(238,583)	(275.6)%
Noninterest expense	140,433	159,753	(19,320)	(12.1)%	407,514	370,824	36,690	9.9%
Income tax (benefit) expense	(12,177)	2,835	(15,012)	(529.5)%	21,637	24,798	(3,161)	(12.7)%
Net income (loss)	106,144	(6,188)	112,332	(1,815.3)%	(11,289)	58,790	(70,079)	(119.2)%
Comparison of the three and nine months ended September 30, 2025 and 2024
Interest and Dividend Income
Interest and dividend income increased by $17.0 million, or 6.4%, to $283.0 million during the three months ended September 30, 2025 from $266.0 million during the three months ended September 30, 2024. The increase was primarily due to an increase in both the average balance of our loan portfolio and increased yields on our securities. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on loans increased $13.4 million, or 5.8%, to $244.2 million during the three months ended September 30, 2025 from $230.8 million during the three months ended September 30, 2024. The increase in interest income on our loans was due to an increase in the average balance. The average balance of our loan portfolio increased $1.2 billion, or 6.8%, to $18.4 billion during the three months ended September 30, 2025 from $17.3 billion during the three months ended September 30, 2024, which was primarily due to new loan originations.
•Interest income on securities and other short-term investments increased by $3.6 million, or 10.3%, to $38.8 million during the three months ended September 30, 2025 from $35.2 million during the three months ended September 30, 2024. The increase was primarily due to an increase in our combined yield on our securities and other short-term investments, which increased 80 basis points during the three months ended September 30, 2025 in comparison to the three months ended September 30, 2024 due to sales of AFS securities and the purchase of new securities with higher yields. Partially offsetting this increase was a decrease in the average balance of our securities and other short-term investments during the three months ended September 30, 2025, which resulted from maturities and principal paydowns of AFS and HTM securities.
Interest and dividend income increased by $152.1 million, or 22.5%, to $828.1 million during the nine months ended September 30, 2025 from $676.0 million during the nine months ended September 30, 2024. The increase was due to an increase in both the average balance and yields of our loan portfolio.
•Interest income on loans increased $140.4 million, or 24.5%, to $713.8 million during the nine months ended September 30, 2025 from $573.3 million during the nine months ended September 30, 2024. The increase in interest income on our loans was primarily due to an increase in the average balance of our loans and an increase in the yield on our loans. The average balance of our loan portfolio increased $3.0 billion, or 19.7%, to $18.1 billion during the nine months ended September 30, 2025 from $15.1 billion during the nine months ended September 30, 2024, which was primarily due to loans acquired in connection with our merger with Cambridge. The overall yield on our loans increased 19 basis points during the nine months ended September 30, 2025 in comparison to the nine months ended September 30, 2024, which was primarily due to accretion of the discount recorded related to loans acquired in our merger with Cambridge.
•Interest income on securities and other short-term investments increased by $11.6 million, or 11.3%, to $114.3 million during the nine months ended September 30, 2025 from $102.7 million during the nine months ended September 30, 2024. The increase was primarily due to an increase in our combined yield on our securities and other short-term investments, which increased 75 basis points during the nine months ended September 30, 2025 in comparison to the nine months ended September 30, 2024 due to sales of AFS securities and the purchase of new securities with higher yields. Partially offsetting this increase was a decrease in the average balance of our securities and other short-term investments during the nine months ended September 30, 2025, which resulted from maturities and principal paydowns of AFS and HTM securities.
Interest Expense
During the three months ended September 30, 2025, interest expense decreased by $13.4 million to $82.8 million from $96.2 million during the three months ended September 30, 2024. This decrease was primarily due to deposit interest expense which decreased during the three months ended September 30, 2025 by $13.0 million to $82.4 million from $95.3 million during the three months ended September 30, 2024. This decrease was due to a decrease in rates paid on deposits.
During the nine months ended September 30, 2025, interest expense decreased by $10.7 million to $236.9 million from $247.6 million during the nine months ended September 30, 2024. This decreases was primarily due to deposit interest expense which decreased during the nine months ended September 30, 2025 by $11.2 million to $235.1 million from $246.3 million during the nine months ended September 30, 2024. This decrease was due to an decrease in rates paid on deposits.
Net Interest Income
Net interest income increased by $30.4 million, or 17.9%, to $200.2 million during the three months ended September 30, 2025 from $169.9 million for the three months ended September 30, 2024. Net interest income increased due to an increase in our net interest margin of 50 basis points, to 3.47% during the three months ended September 30, 2025 from 2.97% during the three months ended September 30, 2024.
Net interest income increased by $162.8 million, or 38.0%, to $591.2 million during the nine months ended September 30, 2025 from $428.4 million for the nine months ended September 30, 2024. Net interest income increased due to an increase in our net interest margin of 71 basis points, to 3.48%. Also contributing to the increase was an increase in the average balance of net interest-earning assets of $0.3 billion, or 3.7%, to $8.0 billion during the nine months ended September 30, 2025 from $7.7 billion during the nine months ended September 30, 2024.
The following chart shows our net interest margin over the past five quarters:

Net Interest Margin ("NIM")
3.80%
3.60%
3.40%
3.20%
3.00%
2.80%
2024 Q3
2024 Q4
2025 Q1
2025 Q2
2025 Q3
NIM

Net interest margin is determined by dividing FTE net interest income by average total interest-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using marginal tax rates of 21.8% for both the three and nine months ended September 30, 2025 compared to 21.8% and 21.7% for the three and nine months ended September 30, 2024, respectively.

Net interest margin increased 50 basis points during the three months ended September 30, 2025 to 3.47% from 2.97% during the three months ended September 30, 2024. The increase in net interest margin for the three months ended September 30, 2025 from the three months ended September 30, 2024 due to an increase in our average balance and yield on interest-earning assets combined with a decrease in the cost of our interest-bearing liabilities.
Net interest margin increased 71 basis points to 3.48% during the nine months ended September 30, 2025 from 2.77% during the nine months ended September 30, 2024. The increase in net interest margin for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 was primarily due to an increase in our average balance and yield on interest-earning assets combined with a decrease in the cost of our interest-bearing liabilities.

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
Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$12,857,709	$176,656	5.45%	$11,935,922	$167,712	5.59%
Residential	3,893,213	43,229	4.41%	3,772,420	40,484	4.27%
Consumer	1,697,250	28,829	6.74%	1,568,372	27,026	6.86%
Total loans	18,448,172	248,714	5.35%	17,276,714	235,222	5.42%
Non-taxable investment securities	266,235	2,807	4.18%	197,434	1,838	3.70%
Taxable investment securities	4,467,739	33,336	2.96%	5,125,216	22,421	1.74%
Other short-term investments	311,361	3,295	4.20%	833,184	11,329	5.41%
Total interest-earning assets	$23,493,507	$288,152	4.87%	$23,432,548	$270,810	4.60%
Non-interest-earning assets	1,918,788			1,606,357
Total assets	$25,412,295			$25,038,905
Interest-bearing liabilities:
Deposits:
Savings account	$1,583,793	$1,195	0.30%	$1,668,467	$1,537	0.37%
Interest checking account	4,431,043	11,037	0.99%	4,548,231	13,428	1.17%
Money market investment	6,190,974	38,353	2.46%	5,631,626	39,994	2.83%
Time account	3,281,540	31,780	3.84%	3,365,392	40,386	4.77%
Total interest-bearing deposits	15,487,350	82,365	2.11%	15,213,716	95,345	2.49%
Borrowings	48,456	403	3.30%	67,463	818	4.82%
Total interest-bearing liabilities	$15,535,806	$82,768	2.11%	$15,281,179	$96,163	2.50%
Demand accounts	5,636,416			5,666,471
Other noninterest-bearing liabilities	506,720			564,961
Total liabilities	21,678,942			21,512,611
Shareholders’ equity	3,733,353			3,526,294
Total liabilities and shareholders’ equity	$25,412,295			$25,038,905
Net interest income – FTE		$205,384			$174,647
Net interest rate spread (2)			2.76%			2.10%
Net interest-earning assets (3)	$7,957,701			$8,151,369
Net interest margin – FTE (4)			3.47%			2.97%
Average interest-earning assets to interest-bearing liabilities	151.22%			153.34%
Return (loss) on average assets (5)(6)	1.66%			(0.10)%
Return (loss) on average equity (5)(7)	11.28%			(0.70)%
Noninterest expense to average assets	2.19%			2.54%
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
(5)Presented on an annualized basis.
(6)Represents net income (loss) divided by average total assets.

(7)Represents net income (loss) divided by average equity.

	As of and for the nine months ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$12,567,394	$515,132	5.48%	$10,692,519	$422,955	5.28%
Residential	3,898,555	129,133	4.43%	2,971,889	88,791	3.99%
Consumer	1,656,280	82,545	6.66%	1,478,664	74,224	6.71%
Total loans	18,122,229	726,810	5.36%	15,143,072	585,970	5.17%
Non-taxable investment securities	233,129	6,899	3.96%	197,450	5,497	3.72%
Taxable investment securities	4,610,254	98,609	2.86%	5,244,048	68,518	1.75%
Other short-term investments	325,734	10,290	4.22%	732,738	29,848	5.44%
Total interest-earning assets	$23,291,346	$842,608	4.84%	$21,317,308	$689,833	4.32%
Non-interest-earning assets	1,888,194			1,157,155
Total assets	$25,179,540			$22,474,463
Interest-bearing liabilities:
Deposits:
Savings account	$1,621,139	$3,598	0.30%	$1,421,584	$1,632	0.15%
Interest checking account	4,444,447	31,256	0.94%	4,012,872	30,442	1.01%
Money market investment	5,941,055	103,711	2.33%	5,118,366	104,512	2.73%
Time account	3,240,655	96,504	3.98%	3,029,125	109,702	4.84%
Total interest-bearing deposits	15,247,296	235,069	2.06%	13,581,947	246,288	2.42%
Borrowings	66,549	1,814	3.64%	43,801	1,313	4.00%
Total interest-bearing liabilities	$15,313,845	$236,883	2.07%	$13,625,748	$247,601	2.43%
Demand accounts	5,679,832			5,168,176
Other noninterest-bearing liabilities	538,709			537,417
Total liabilities	21,532,386			19,331,341
Shareholders’ equity	3,647,154			3,143,122
Total liabilities and shareholders’ equity	$25,179,540			$22,474,463
Net interest income – FTE		$605,725			$442,232
Net interest rate spread (2)			2.77%			1.89%
Net interest-earning assets (3)	$7,977,501			$7,691,560
Net interest margin – FTE (4)			3.48%			2.77%
Average interest-earning assets to interest-bearing liabilities	152.09%			156.45%
(Loss) return on average assets (5)(6)	(0.06)%			0.35%
(Loss) return on average equity (5)(7)	(0.41)%			2.50%
Noninterest expense to average assets	2.16%			2.20%
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
2024 Q3
2024 Q4
2025 Q1
2025 Q2
2025 Q3
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded provisions for allowance for loan losses of $7.1 million and $47.0 million for the three months ended September 30, 2025 and 2024, respectively, and provisions of $21.3 million and $60.6 million for the nine months ended September 30, 2025 and 2024, respectively. For information regarding the change in the allowance for loan losses, including factors leading to the provision for allowance for loan losses recorded during the three and nine months ended September 30, 2025, refer to Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Management’s estimate of our allowance for loan losses as of September 30, 2025 and the provision for allowance for loan losses for the three and nine months ended September 30, 2025, was supported, in part, by Oxford Economics’ September 2025 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will grow slightly in 2025, with less uncertainty around certain United States’ fiscal policies, such as tariff rates imposed on other countries, than previously expected. There was a stronger than expected U.S. economic performance in the second quarter of 2025, with growth momentum carrying over into the third quarter. Further, the forecast assumed that the FOMC will decrease federal funds rates again in 2025, following the rate cut announced in September 2025. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience growth of GDP on an annual basis in 2025 of 1.5%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $17.8 million as of September 30, 2025. The upside scenario assumed GDP growth on an annual basis of 2.0%, with strong continued growth in 2026. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $7.8 million as of September 30, 2025.
Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(Dollars in thousands)
Investment advisory fees	$17,553	$14,909	$2,644	17.7%	$51,272	$28,164	$23,108	82.0%
Service charges on deposit accounts	8,550	8,140	410	5.0%	25,109	23,578	1,531	6.5%
Card income	4,177	4,423	(246)	(5.6)%	12,327	12,424	(97)	(0.8)%
Interest rate swap income	885	565	320	56.6%	2,351	1,650	701	42.5%
Income from investments held in rabbi trusts	3,839	3,591	248	6.9%	8,309	9,670	(1,361)	(14.1)%
Gains (losses) on sales of mortgage loans held for sale, net	87	(385)	472	(122.6)%	(143)	(595)	452	(76.0)%
Losses on sales of securities available for sale, net	—	—	—	—%	(269,638)	(7,557)	(262,081)	3,468.1%
Miscellaneous income and fees	4,637	5,255	(618)	(11.8)%	16,886	22,206	(5,320)	(24.0)%
Other non-operating income (loss)	1,524	(2,970)	4,494	(151.3)%	1,512	(2,972)	4,484	(150.9)%
Total noninterest income (loss)	$41,252	$33,528	$7,724	23.0%	$(152,015)	$86,568	$(238,583)	(275.6)%
Noninterest income increased by $7.7 million, or 23.0%, to $41.3 million during the three months ended September 30, 2025 from $33.5 million during the three months ended September 30, 2024. This increase was primarily due to a $4.5 million increase in other non-operating income and a $2.6 million increase in investment advisory fees.
•Other non-operating income increased primarily as a result of as a result of write-offs of certain property and equipment during the three months ended September 30, 2024 which was associated with our merger with Cambridge and which did not recur during the three months ended September 30, 2025. Also contributing to the increase was a gain on sale on of an other equity investment during the three months ended September 30, 2025.
•Investment advisory fees increased due to an increase in our assets under management, which increased due to our merger with Cambridge, through which we acquired $5.0 billion in assets held in a fiduciary, custodial or agency capacity for customers. The acquisition was completed on July 12, 2024. Therefore, the increase is attributable to the addition of these assets for the full quarter in 2025 as compared to a partial quarter in 2024.
Noninterest income decreased $238.6 million to a net loss of $152.0 million for the nine months ended September 30, 2025 from net income of $86.6 million for the nine months ended September 30, 2024. This decrease was primarily due to a $262.1 million increase in losses on sales of securities available for sale and a $5.3 million decrease in miscellaneous income and fees. These items were partially offset by a $23.1 million increase in investment advisory fees and a $4.5 million increase in other non-operating income.
•Losses on sales of securities available for sale were $269.6 million for the nine months ended September 30, 2025 compared to $7.6 million for the nine months ended September 30, 2024. This increase in losses was due to an investment portfolio repositioning in 2025, which included the decision by management to sell available for sale securities with an aggregate book value of $1.7 billion compared to sales of securities at a loss during the second quarter of 2024 which had an aggregate book value of $92.8 million. In July 2024, following our merger with Cambridge, we sold all securities that we had acquired through the merger. However, such securities had been adjusted to fair value in connection with our merger purchase accounting based upon the quoted sale price. As such, no gain or loss was recognized from the sale of such securities.
•Miscellaneous income and fees decreased primarily as a result of non-recurring fee income received during the nine months ended September 30, 2024 as a result of the early withdrawal of an omnibus deposit contract which did not recur during the nine months ended September 30, 2025.

•Investment advisory fees increased due to an increase in our assets under management, which increased due to our merger with Cambridge through which we acquired $5.0 billion in assets held in a fiduciary, custodial or agency capacity for customers.
•Other non-operating income increased primarily as a result of write-offs of certain property and equipment during the nine months ended September 30, 2024 which was associated with our merger with Cambridge. Also contributing to the increase was a gain on sale on of an other equity investment during the nine months ended September 30, 2025.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$83,968	$80,612	$3,356	4.2%	$244,523	$209,915	$34,608	16.5%
Occupancy and equipment	11,729	11,840	(111)	(0.9)%	33,576	31,116	2,460	7.9%
Technology and data processing	19,779	18,120	1,659	9.2%	56,189	49,505	6,684	13.5%
Professional services	3,039	3,492	(453)	(13.0)%	9,000	9,523	(523)	(5.5)%
Marketing expenses	2,666	1,536	1,130	73.6%	6,830	4,961	1,869	37.7%
FDIC insurance	3,509	3,200	309	9.7%	10,577	9,993	584	5.8%
Amortization of intangible assets	7,808	6,210	1,598	25.7%	23,423	7,218	16,205	224.5%
Other operating expenses	4,717	7,166	(2,449)	(34.2)%	17,596	15,516	2,080	13.4%
Non-operating expense	3,218	27,577	(24,359)	(88.3)%	5,800	33,077	(27,277)	(82.5)%
Total noninterest expense	$140,433	$159,753	$(19,320)	(12.1)%	$407,514	$370,824	$36,690	9.9%
Noninterest expense decreased by $19.3 million, or 12.1%, to $140.4 million during the three months ended September 30, 2025 from $159.8 million during the three months ended September 30, 2024. The decrease was primarily due to $24.4 million decrease in non-operating expenses and was partially offset by a $3.4 million increase in salaries and employee benefits expense.
•Non-operating expenses, which are comprised entirely of merger and acquisitions expenses, decreased primarily as a result of the timing and extent of merger and acquisition costs incurred in association with our merger with Cambridge during the three months ended September 30, 2024 in comparison to the costs incurred related to our merger with HarborOne incurred during the three months ended September 30, 2025.
•Salaries and employee benefits increased primarily due to an increase in salary and wages expense, which was primarily due to an increase in the number of employees as a result of our merger with Cambridge in addition to regular employee wage increases.
Noninterest expense increased by $36.7 million, or 9.9%, to $407.5 million during the nine months ended September 30, 2025 from $370.8 million during the nine months ended September 30, 2024. This increase was primarily due to an $34.6 million increase in salaries and employee benefits expense and an $16.2 million increase in amortization of intangible assets. Partially offsetting these increases was a decrease of $27.3 million in non-operating expenses.
•Salaries and employee benefits expenses increased primarily due to an increase in salaries and wages expense, an increase in incentives, and an increase in health insurance expense.
◦Salaries and wages expense increased $23.3 million primarily due to an increase in the number of employees as a result of our merger with Cambridge in addition to regular employee wage increases.
◦Incentives increased $6.1 million primarily due to an increase in the number employees participating in our incentive compensation plans which was primarily the result of our merger with Cambridge.
◦Health insurance expense increased $3.7 million primarily due to an increase in the number of employees, which was primarily driven by our merger with Cambridge.

•Amortization of intangible assets increased primarily as a result of an increase in intangible asset balances subject to amortization resulting from our merger with Cambridge which led to a corresponding increase in amortization expense.
•Non-operating expenses, which are made up entirely of merger and acquisitions expenses, decreased primarily as a result of the timing and extent of merger and acquisition costs incurred in association with our merger with Cambridge during the nine months ended September 30, 2024 in comparison to the costs related to our merger with HarborOne incurred during the nine months ended September 30, 2025.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Combined federal and state income tax provision	$(12,177)	$2,835	$21,637	$24,798
Effective income tax rate	(13.0)%	(84.6)%	209.1%	29.7%
Blended statutory tax rate	27.7%	27.7%	27.7%	27.7%
We recognized an income tax benefit for the three months ended September 30, 2025 of $12.2 million compared to net income tax expense of $2.8 million for the three months ended September 30, 2024. Income tax expense for the nine months ended September 30, 2025 and 2024 was $21.6 million and $24.8 million, respectively.
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

The tables below set forth, as of September 30, 2025 and December 31, 2024, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of September 30, 2025
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(0.7)%	(20.0)%
200	(0.1)%	(12.0)%
100	0.1%	(10.0)%
Flat	—%	—%
(100)	(0.2)%	(10.0)%
(200)	(0.1)%	(12.0)%
(400)	3.1%	(20.0)%

	As of December 31, 2024
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(2.1)%	(20.0)%
200	(0.9)%	(12.0)%
100	(0.4)%	(10.0)%
Flat	—%	—%
(100)	0.2%	(10.0)%
(200)	0.3%	(12.0)%
(400)	2.4%	(20.0)%
(1)Assumes an immediate uniform change in market interest rates at all maturities.
As of September 30, 2025, our model, as indicated above, shows modest changes in net interest income in rising and falling rate scenarios. In the rising rate scenarios, except for the shock up 100 basis point scenario, modeled deposit expense is expected to outpace the growth in earning asset income. In the falling rate scenarios, except for the shock down 400 basis point scenario, interest earning asset yields are modeled to fall faster than deposit costs. This represents a modest increase in asset sensitivity from December 31, 2024, driven by a modest decrease in asset duration, due in part to the reduced impact of the cash flow hedge portfolio. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period.
Management may use techniques such as investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. Hedging strategies such as, for example, receive-fixed and pay-fixed swaps, interest rate caps, floors, or collars, may be used to protect against benchmark interest rates either rising or falling. The type of derivatives we primarily use to hedge market risk are interest rate swap agreements designated as cash flow hedging instruments. When the Federal Reserve began raising interest rates in March of 2022 from very low levels, management began evaluating a derivative strategy designed to limit our exposure to downward rate scenarios. In 2022, management executed receive-fixed interest rate swap agreements on floating-rate loans which have a total notional value of $2.2 billion as of September 30, 2025. These swaps are designated as cash flow hedges and management believes these derivatives provide significant protection against falling interest rates, as they have the effect of converting floating rate loan exposure to fixed rates. These receive-fixed swaps constitute the entirety of our current hedge portfolio. Management may, from time to time, due to actual or projected changes in market rates or our risk exposure, evaluate other hedging strategies, although we believe our current Net Interest Income and Economic Value of Equity simulation analyses support maintaining the current derivatives strategy. For additional information related to our interest rate derivative financial instruments, see Note 11, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our EVE model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at both September 30, 2025 and December 31, 2024. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
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
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)	As of September 30, 2025
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(6.1)%	(30.0)%	26.38%
200	(2.7)%	(20.0)%	26.20%
100	(1.5)%	N/A	25.95%
Flat	—	—%	25.72%
(100)	0.6%	N/A	25.28%
(200)	0.4%	(20.0)%	24.64%
(400)	(1.9)%	(30.0)%	22.91%

Change in Interest Rates (basis points) (1)	As of December 31, 2024
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(10.8)%	(30.0)%	22.34%
200	(5.7)%	(20.0)%	22.50%
100	(3.0)%	N/A	22.56%
Flat	—	—%	22.65%
(100)	3.2%	N/A	22.73%
(200)	5.6%	(20.0)%	22.63%
(400)	8.8%	(30.0)%	22.06%
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
We participate in a reciprocal deposit network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other banks in the same network depending on our funding needs. At both September 30, 2025 and December 31, 2024, we had no one-way sell deposits. At September 30, 2025 and December 31, 2024, we had repurchased $2.0 billion and $2.1 billion, respectively, of reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At September 30, 2025, we had $25.9 million in outstanding advances and the ability to borrow up to an additional $2.2 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At September 30, 2025, we had the ability to borrow up to $3.7 billion from the Federal Reserve Bank of Boston Discount Window. At September 30, 2025, cash and cash equivalents were $410.4 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $5.8 billion, providing total liquidity sources of $6.2 billion. These liquidity sources provided 89% coverage of all customer uninsured and uncollateralized deposits, which totaled $7.0 billion, or 33% of total deposits, as of September 30, 2025. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” section within this Item 2.
Sources of Liquidity

	As of September 30, 2025		As of December 31, 2024
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
Reciprocal deposits	$1,958,871	$—	$2,063,135	$—
Federal Home Loan Bank (1)	25,882	2,168,677	17,589	2,375,565
Federal Reserve Bank of Boston- Discount Window (2)	—	3,654,240	—	2,825,634
Total	$1,984,753	$5,822,917	$2,080,724	$5,201,199
(1)As of September 30, 2025 and December 31, 2024, loans with a carrying value of $3.2 billion and $2.3 billion, respectively, and securities with a carrying value of $0.2 billion and $1.0 billion, respectively, were pledged to the FHLBB resulting in this additional unused borrowing capacity.
(2)As of September 30, 2025 and December 31, 2024, loans with a carrying value of $4.7 billion and $3.1 billion, respectively, and securities with a carrying value of $420.1 million and $794.8 million, respectively, were pledged to the Discount Window, resulting in this additional borrowing capacity.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At September 30, 2025 and December 31, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10.0%; (2) a minimum of common equity Tier 1 capital ratio of 6.5%; (3) a minimum of Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of September 30, 2025 and December 31, 2024. There have been no conditions or events that management believes would cause a change in the Company’s categorization.

The Company’s actual capital ratios are presented in the following table:

	As of September 30, 2025	As of December 31, 2024
Capital Ratios:
Average equity to average assets (1)	14.69%	14.03%
Total regulatory capital (to risk-weighted assets)	15.83%	16.78%
Common equity Tier 1 capital (to risk-weighted assets)	14.71%	15.73%
Tier 1 capital (to risk-weighted assets)	14.71%	15.73%
Tier 1 capital (to average assets) leverage	12.31%	12.43%
(1)The ratio presented as of September 30, 2025 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At September 30, 2025, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2024 Form 10-K.
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
At September 30, 2025, we had $6.7 billion of commitments to originate loans, comprised of $3.9 billion of commitments under commercial loans and lines of credit (including $557.3 million of unadvanced portions of construction loans), $2.4 billion of commitments under home equity loans and lines of credit, $222.3 million in standard overdraft coverage commitments, $29.2 million of unfunded commitments related to residential real estate loans and $150.3 million in other consumer loans and lines of credit. In addition, at September 30, 2025, we had $78.7 million in standby letters of credit outstanding. We also had $3.5 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Executive Chair (the Company’s principal executive officer) along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Executive Chair along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2024 Form 10-K as updated by Part II, Item 1A “Risk Factors” in our Q1 Form 10-Q as of and for the period ended March 31, 2025 and our Q2 Form 10-Q as of and for the period ended June 30, 2025. As of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2024 Form 10-K, as updated by the Q1 Form 10-Q as of and for the period ended March 31, 2025 and by the Q2 Form 10-Q as of and for the period ended June 30, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the Company’s repurchases of its common stock during the nine months ended September 30, 2025:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs (1)(2)
January 1, 2025 – January 31, 2025	934,859	$17.39	2,679,683	8,120,317
February 1, 2025 – February 28, 2025	—	—	2,679,683	8,120,317
March 1, 2025 – March 31, 2025	1,940,671	16.23	4,620,354	6,179,646
April 1, 2025 – April 30, 2025	183,053	16.36	4,803,407	5,996,593
May 1, 2025 – May 31, 2025	—	—	4,803,407	5,996,593
June 1, 2025- June 30, 2025	—	—	4,803,407	5,996,593
July 1, 2025 - July 31, 2025	—	—	—	—
August 1, 2025 - August 31, 2025	—	—	—	—
September 1, 2025 - September 30,2025	—	—	—	—
Total	3,058,583	$16.59
(1)On July 25, 2024, the Company announced its Board of Directors had authorized a new share repurchase program. The program, which authorized the purchase of up to 10,800,000 shares over a 12-month period, was limited to $200.0 million and the program expired on July 31, 2025.
(2)On October 23, 2025, the Company announced its Board of Directors had authorized a new share repurchase program. The program, which authorized the purchase of up to 11,900,000 shares over a 12-month period, expires on October 31, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

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

EASTERN BANKSHARES, INC.

Date: November 6, 2025	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Executive Chair and Chair of the Board
(Principal Executive Officer)

Date: November 6, 2025	/s/ R. David Rosato
	By:	R. David Rosato
Chief Financial Officer
(Principal Financial Officer)