Form 10-K
period 2025-12-31
Eastern Bankshares, Inc.
filed 2026-03-02
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
☐  Yes   ☒   No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2025 of $15.27, as reported by the Nasdaq Global Select Market, was $2,884,333,931.
234,637,772 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 24, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement relating to its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors:
•changes in regional, national or international macroeconomic conditions, including tariffs, governmental shutdowns or changes in inflation, recessionary pressures or interest rates in the United States
•the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments;
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
•operational risks including, but not limited to, cybersecurity incidents, fraud, new technological integration including AI, natural disasters and future pandemics, including COVID-19;
•a regulatory reform agenda that is significantly different from that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, including risks related to the administration’s increased focus on widespread implementation of stablecoins and other digital assets;
•changes in regulation, regulatory policy, legislation, accounting standards and practices, and fiscal monetary policy, particularly in light of the shift in presidential administrations and the potential for related shifts in agency policy and leadership;
•the risk that goodwill and intangibles recorded in our financial statements will become impaired;
•risks related to the implementation of acquisitions, dispositions, and restructurings, including the merger with HarborOne Bancorp and HarborOne Bank, which is further described in Part I, Item 1 in this Annual Report on Form 10-K under “Recent Bank Acquisitions,” including that revenue and expense synergies or other expected benefits may not materialize or in the time frame originally anticipated or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
•potential risks related to the integration of our completed acquisitions may not materialize or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
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

PART I
ITEM 1. BUSINESS
General Corporate Overview
Eastern Bankshares, Inc., a Massachusetts corporation, which we sometimes refer to as the “Company,” is a bank holding company headquartered in Boston, Massachusetts that was incorporated under Massachusetts law in 2020. We are the sole shareholder of Eastern Bank, which we sometimes refer to as the “Bank,” a Massachusetts-chartered bank founded in 1818. Through the Bank, we provide a variety of banking and trust and investment services. As of December 31, 2025, we had total consolidated assets of $30.6 billion, total gross loans of $23.6 billion, total deposits of $25.5 billion and total shareholders’ equity of $4.3 billion. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board, the Consumer Financial Protection Bureau and the New Hampshire Banking Department.
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
The only entity controlled directly by Eastern Bankshares, Inc. is Eastern Bank, which is a wholly owned subsidiary. Eastern Bank controls eight active subsidiaries as follows:
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
6.Cambridge Trust Company of New Hampshire, Inc., a wholly owned subsidiary engaged in providing specialized wealth management and trust services in New Hampshire;
7.HarborOne Mortgage, LLC, a wholly owned subsidiary engaged in mortgage lending, which merged into Eastern Bank on February 21, 2026; and
8.Rhode Island Passive Investment Corp., a wholly owned subsidiary engaged in commercial lending.
Market Area and Competition
Our primary market consists of the greater Boston area, specifically eastern, central and southern Massachusetts, southern New Hampshire, including the seacoast region, and Rhode Island.
The statistical area used for government data gathering purposes that aligns most closely with our lending area is known as the Boston–Worcester–Providence combined statistical area, or CSA. In addition to greater Boston, this area includes the metropolitan areas of Manchester, New Hampshire; Worcester, Massachusetts; and Providence, Rhode Island. It also includes the Cape Cod region of Massachusetts. With an estimated population of 8.5 million, the Boston–Worcester–Providence CSA is the seventh largest CSA in the United States based upon 2024 population data (the latest date for which such information is available).
We believe the Boston–Worcester–Providence CSA provides a well-diversified and resilient economic base. There are approximately 3.3 million households in the Boston–Worcester–Providence CSA with an average of 2.4 persons per household. Median household income in 2024 (the latest date for which such information is available) for the Boston–Worcester–Providence CSA was approximately $105,000 compared to $80,000 for the United States as a whole. The estimated median age of the population in the Boston–Worcester–Providence CSA is 40.5 years, compared to 39.2 years for the United States as a whole.
Home to over 100 colleges and universities, including nationally and internationally recognized institutions such as Boston College, Boston University, Brown University, Harvard University, Massachusetts Institute of Technology, Northeastern University, Wellesley College and Worcester Polytechnic Institute, the Boston–Worcester–Providence CSA includes many employers in what often is referred to as the “knowledge-based economy” that relies on highly-educated employees, professionals and entrepreneurs. Approximately 47.3% of the population in the Boston–Worcester–Providence CSA age 25 or older has at least a bachelor’s degree, compared to 36.9% for the United States as a whole as of December 31, 2025. Major employment sectors range from education, services, manufacturing and wholesale and retail trade, to finance, technology and health care. Professional, scientific, and technical services, which covers a variety of industries including computer systems design, scientific research and development, management consulting, architecture and law, comprise the second largest share of the Boston metropolitan statistical area employers.
The financial services industry in general and in our market in particular is highly competitive. We face significant competition in gathering deposits and originating loans. Our most direct competition for deposits has historically come from banking institutions operating in our primary market area. Based on data from the FDIC as of June 30, 2025 (the latest date for which information is available), we had a weighted average deposit market share of 7.2% for the seven separate banking markets tracked by the Federal Reserve Board in which we have at least one branch. In the Boston market, which accounted for 91.2% of our deposits as of June 30, 2025, our market share was 4.4%, representing the fifth largest deposit share in that market. We also face competition for deposits from other financial services companies such as securities brokerage firms, credit unions, insurance companies and money market funds.
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
Recent Bank Acquisitions
Since our 2020 IPO, we have expanded our banking business through a combination of internal or “organic” growth complemented by opportunistic strategic transactions. Since 2020, we have completed three mergers or acquisitions of banking businesses, the most recent of which was on November 1, 2025, when HarborOne Bancorp (“HarborOne”) merged with and into the Company. In accordance with the merger agreement, each share of HarborOne common stock was exchanged for either (i) 0.765 shares of Company common stock and cash in lieu of any fractional share (“stock consideration”) or (ii) $12.00 in cash which was subject to allocation procedures to ensure that the total number of shares of HarborOne common stock that received the stock consideration represented between 75% and 85% of the total number of shares of HarborOne common stock outstanding immediately prior to the completion of the merger. The transaction qualified as a tax-free reorganization for federal income tax purposes. Immediately following our merger with HarborOne, HarborOne Bank, a wholly owned subsidiary of HarborOne, merged with and into Eastern Bank, with Eastern Bank continuing as the surviving entity. We issued 26.9 million shares of our common stock in the merger and paid aggregate cash consideration of $74.6 million. Based upon the closing price of our common stock on October 31, 2025 of $17.53 per share, the transaction is valued at approximately $550.1 million. In addition to increasing our loan and deposit base, the merger enabled us to expand our customer base in Rhode Island and deepen our presence in the Greater Boston area.

The merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $202.2 million and was recorded as goodwill. The results of HarborOne’s operations were included in our Consolidated Financial Statements subsequent to the merger date.
Business Strategy
Our goal is to enhance our position as one of the leading banking institutions in our market, providing a broad array of banking and other financial services to retail, commercial and small business customers. In recent years, we have focused significant effort on and invested heavily in our infrastructure to create sophisticated and competitive products and services, a strong, experienced work force, and awareness of our banking and wealth management brands.
As a result, we believe we are well positioned to capitalize on the opportunities available in our market by focusing on the following core strategies.
Develop new customer relationships and deepen existing relationships. We seek to expand our market share in existing and contiguous markets across our businesses by leveraging our distinctive brands and delivering a diverse suite of tailored, high-quality solutions through a consultative, relationship-based approach reinforced by superior customer service. We believe this will result in disciplined growth of low-cost deposits, loans with attractive risk-adjusted returns and a steady stream of fee income. Our relationship-based approach has enabled us to achieve disciplined organic growth over time, and we expect this trend to continue.
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
Maintain and grow our experienced, diverse and customer-focused employee base. We have an established corporate culture based on personal accountability, high ethical standards and a commitment to training and career development. We will look to opportunistically hire talented employees with a continued emphasis on recruiting highly motivated, growth-oriented managers and employees who can establish and maintain long-term customer relationships that are key to our business, brands and culture.
Manage risk to navigate a range of economic environments. We believe that our conservative credit culture, strong capital and sources of liquidity, and our deep client relationships are key to our long-term financial success. We believe that stable long-term growth and profitability are the result of building strong customer relationships one at a time while maintaining rigorous credit discipline. We supplement our conservative risk culture with a robust and continuous enterprise risk management program.
Integrate recent acquisitions. While we are not interested in pursuing merger partners at this time, we have pursued merger partners in recent years and continue to integrate the most recent merger with HarborOne. When we have made acquisitions, our focus has been primarily on franchises that enhance our funding profile, product capabilities or geographic density, while maintaining an acceptable risk profile. Further, we believe the continuous need to make increasingly significant technological investments has greatly amplified the importance of scale in banking. Accordingly, although we are not interested in pursuing mergers at this time, we appreciate that market consolidation may present efficient and attractive opportunities to increase scale in the future.
Lending Activities
Lending Activities
We use funds obtained from deposits, including brokered certificates of deposit, as well as funds obtained from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) advances, primarily to originate loans and to invest in securities. We believe our loan portfolio is well diversified with approximately 12,000 commercial relationships at December 31, 2025. Our lending area mainly consists of the greater Boston area, specifically eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and Rhode Island.
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
Loans in this category consist of lines of credit and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of December 31, 2025, we had total commercial and industrial loans of $4.3 billion, representing 18.6% of our total loans.
The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. For commercial and industrial loans, our primary focus is middle-market companies located in the markets we serve. Loans are extended on both a secured and unsecured basis, according to the credit profile of the customer, at both fixed interest rates and variable interest rates at varying spreads over the Secured Overnight Financing Rate (“SOFR”) and Prime rate. The average tenure of our commercial and industrial portfolio varies according to market conditions but at December 31, 2025 it was approximately 5.5 years.
In managing the commercial and industrial loan portfolio, we focus on the size of the customer’s lending relationship, which we view as the aggregate amount of all loans and loan commitments outstanding to a commercial borrower and any related borrowers or guarantors. The average commercial and industrial lending relationship by balance at December 31, 2025 was $3.8 million. At December 31, 2025, our ten largest commercial and industrial lending relationships, including relationships with combined commercial and industrial and owner-occupied commercial real estate exposure (e.g., combination of outstanding principal balance and undrawn commitment amount), had an average exposure of $87.5 million and ranged in exposure size from $56.7 million to $277.0 million.
Approximately 68.1% of our commercial and industrial loan exposure at December 31, 2025 was to customers headquartered within our primary lending market, which consists of eastern and central Massachusetts, southern New Hampshire, including the seacoast region, and Rhode Island, although we participate in the syndicated loan market and the SNC Program. Our regulators and Eastern Bank consider a SNC to be any loan or loan commitment for which the commitment amount is equal to or greater than $100 million, in aggregate; and which is shared by three or more federally supervised unaffiliated institutions under a formal lending agreement; or a portion of which is sold to two or more federally supervised unaffiliated institutions, with the purchasing institutions assuming their pro rata share of the credit risk.
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
As of December 31, 2025, we had total commercial real estate loans of $9.4 billion, representing 40.8% of our total loans. As of December 31, 2025, owner occupied loans totaled $1.2 billion, representing 12.9%, of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or proceeds from the sale of the real estate. A portion of our commercial real estate loans were included in the SNC Program portfolio discussed above. Our commercial real estate loan portfolio also includes IRB loans as of December 31, 2025.
The average outstanding loan balance in our commercial real estate portfolio was approximately $4.1 million as of December 31, 2025, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2025, our ten largest commercial real estate loans had an average exposure of $38.1 million, ranging from $34.8 million to $48.9 million.
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
As of December 31, 2025, we had total commercial construction loans of $563.5 million, representing 2.4% of our total loans. The majority of the loans in this category, measured by the outstanding loan balance as of December 31, 2025, are secured by properties located in our primary lending area. At December 31, 2025, our ten largest construction loans had an average exposure of $30.0 million, ranging from $24.0 million to $36.0 million. A portion of our commercial construction loans were included in the SNC program portfolio discussed above. As of December 31, 2025, there were $17.3 million land development loans within the construction portfolio. Our commercial construction loan portfolio also includes IRB loans as of December 31, 2025.
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
As of December 31, 2025, we had total business banking loans of $1.6 billion, representing 6.9% of our total loans. In this category, commercial and industrial loans and commercial real estate loans totaled $307.6 million and $1.3 billion, respectively, as of December 31, 2025. Business banking originations include traditionally underwritten loans as well as partially automated scored loans. Our proprietary decision matrix, which includes a number of quantitative factors including, but not limited to, a guarantor’s credit score, industry risk, and time in business, is used to determine whether to make business banking loans.
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
As of December 31, 2025, we had total residential real estate loans of $5.2 billion, representing 22.7% of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit score and cash reserves and maximum loan to value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans.
Our one-to four-family residential real estate loans generally do not have prepayment penalties. We generally do not offer loans with negative amortization and do not offer interest-only one- to four-family residential real estate loans, although we may provide for interest-only payments with respect to loan modifications.
We originate residential loans either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs, although we generally retain non-conforming residential loans in our portfolio. Since 2016, we have outsourced to an independent third party the processing, underwriting (using our criteria) and closing of residential loans originated by our mortgage loan officers. Following our merger with HarborOne, which included the acquisition of HarborOne’s mortgage company, a portion of our loans sold on the secondary markets are sold with servicing retained. During the year ended December 31, 2025, residential real estate mortgage loan originations for secondary market sale and sales on secondary market were $141.3 million and $149.8 million, respectively. In addition, we acquired serviced loans through our merger with HarborOne which amounted to $3.1 billion as of December 31, 2025.
At December 31, 2025, our ten largest one- to four-family residential real estate loans had an average balance of $4.7 million, ranging from $4.0 million to $5.6 million.
Home Equity Loans and Lines of Credit. Loans in this category consist of home equity lines of credit and home equity loans. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan. We maintain policy standards for minimum credit score and cash reserves and maximum loan-to-value ratios consistent with a “prime” portfolio. For home equity loans and lines of credit originated in 2025, the average Fair Isaac Corporation (“FICO”) score was 769.
As of December 31, 2025, we had total consumer home equity loans of $1.8 billion, representing 7.6% of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
Other Consumer Loans. Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile loans, home improvement loans, airplane loans and other personal loans.
As of December 31, 2025, we had total other consumer loans of $232.0 million, representing 1.0% of our total loans. Our policy and underwriting considerations in this category include, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
Commercial Loan Sales and Purchases
We generally originate commercial loans for our portfolio, although we sell participation interests in commercial and industrial loans and commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits.
We purchase loan participations from other financial institutions. As of December 31, 2025, the balance of loan participations purchased during the year then ended was $769.2 million. As of December 31, 2025, we held loan participation interests, including SNCs, totaling $3.3 billion in loans originated by other lenders, consisting of $1.5 billion of commercial and industrial loan participations, $1.6 billion of commercial real estate loan participations, $190.2 million of commercial construction loan participations, and $1.1 million of business banking loan participations.
Loan Approval Procedures and Authority
Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by Eastern Bank’s Board of Directors and management. Eastern Bank’s Board of Directors has delegated loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans to commercial relationships of $3.0 million and above require approval by credit managers. Loans to commercial relationships greater than $5.0 million and up to our internal loans-to-one relationship limitation require approval by management’s Credit Committee. All commercial and industrial business banking loans under $1.0 million and all commercial real estate business banking loans under $2.5 million are approved by credit officers, with the loans above such levels approved by the Business Banking Credit Committee. Loan policy exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or Credit Committee prior to approval. Exceptions are reported to the Risk Management Committee of the Board of Directors annually.
Loans-to-One Borrower Limit and Loan Category Concentration
The maximum amount that we may lend to one borrower and its related entities generally is limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital shares, surplus account and undivided profits. At December 31, 2025, our regulatory limit on loans-to-one borrower was $868.1 million.
Our internal loans-to-one borrower (and related entities) limits vary based upon factors such as loan type, industry, and risk rating. As of December 31, 2025, our maximum internal limit on loans-to-one borrower (and related entities) was $200.0 million.
Aggregate exposure limits can be increased up to 10% on an exception basis with the approval of the Credit Committee, including the approval of the Chief Credit Officer and the Chief Commercial Banking Officer.

Investment Activities
Our securities portfolio consists primarily of government-sponsored residential mortgage-backed securities (which includes collateralized mortgage obligations), government-sponsored commercial mortgage-backed securities (which includes collateralized mortgage obligations), U.S. Treasury securities, state and municipal bonds and obligations, and corporate bonds. We view our securities portfolio as a source of income and liquidity, and as a mechanism to manage interest rate risk on the balance sheet as a whole. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Risk Management Committee of the Board of Directors is responsible for approving and overseeing our investment policy, which it reviews at least annually. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and market risk considerations. At December 31, 2025, our securities portfolio totaled $4.4 billion, and generated interest and dividends of 12.0% of total interest income for the year ended December 31, 2025. On at least a quarterly basis, we assess our securities portfolio for expected credit losses in accordance with the current expected credit losses (“CECL”) methodology, with separate approaches depending on whether a security is classified as available for sale (“AFS”) or held to maturity (“HTM”).
Sources of Funds
Deposits and other interest-bearing liabilities. At December 31, 2025, total deposits were $25.5 billion. Deposits originating through our branch banking network have traditionally been the principal source of our funds for use in lending and for other general business purposes. We offer a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in our market area. We believe we have been able to attract and maintain satisfactory levels of deposits based on the level of service we provide to our customers, the convenience of our banking locations, our electronic banking options, and our interest rates, all of which are generally competitive with those of competing financial institutions.
We also participate in the IntraFi Network, which allows us to provide access to FDIC deposit insurance protection on deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. As of December 31, 2025, we had repurchased $2.3 billion reciprocal deposits from other IntraFi Network banks and had no additional capacity.
Borrowings. At December 31, 2025, total borrowings were $214.9 million. Borrowings consist of both short-term and long-term borrowings and primarily consist of FHLB advances. Borrowings provide us with one source of funding. Maintaining available borrowing capacity with the FHLB provides us with a contingent source of liquidity.
Eastern Bank is a member of the FHLB of Boston (the FHLBB). The primary reason for our FHLBB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLBB, we are required to purchase shares in the FHLBB. Accordingly, we had invested $13.8 million in shares of the FHLBB and had $199.6 million outstanding in FHLBB borrowings with original maturities ranging from 1 year to 20 years at December 31, 2025. We had $3.0 billion of borrowing capacity remaining with the FHLBB at December 31, 2025.
See Note 11, “Borrowed Funds” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for more information regarding borrowings.
Cambridge Trust Wealth Management
Through our wealth management division, Cambridge Trust Wealth Management, we offer a range of wealth management and trust services, including managing customer investments, serving as custodian for customer assets, and providing other fiduciary services including serving as trustee and personal representative of estates. Our clients include individuals, trusts, businesses, employer-sponsored retirement plans and charitable organizations. Services offered include financial planning and portfolio management. At December 31, 2025, Cambridge Trust Wealth Management held $10.1 billion of assets in a fiduciary, custodial or agency capacity for customers. These assets are not assets of Eastern Bank and therefore are not included in the Consolidated Balance Sheets included in this Annual Report on Form 10-K. Our Cambridge Trust Wealth Management division had revenue of $69.9 million during the year ended December 31, 2025.
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
On October 23, 2025, we announced the approval from our Board of Directors for our most recent share repurchase program. The program, which authorized the purchase of up to 11,900,000 shares of common stock over a 12-month period, expires on October 31, 2026.
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
Federal Bank Regulation
Capital Requirements. Federal regulations require FDIC-insured depository institutions, such as Eastern Bank, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to average assets leverage ratio of 4.0%. The Federal Reserve has substantially identical requirements for the holding company. For further discussion of these requirements, see Note 15, “Minimum Regulatory Capital Requirements” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” in an amount of 2.5% or greater, on top of the minimum risk-based capital ratios. For banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments, the capital conservation buffer effectively increases the minimum common equity Tier 1 capital ratio to 7.0%, the minimum Tier 1 capital ratio to 8.5%, and the minimum total capital ratio to 10.5%. At December 31, 2025, Eastern Bank exceeded the regulatory requirement for the capital conservation buffer.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 ratio of 4.5% or greater and a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0%. An institution is deemed to be

“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2025, Eastern Bank was a “well capitalized” institution under FDIC regulations.
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
On November 16, 2023, the FDIC published in the Federal Register its final rule that imposes special assessments to recover the loss to the DIF arising from the March 2023 bank failures. The assessment base for the special assessments is equal to an insured depository institution’s (“IDI”) estimated uninsured deposits, reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The final rule calls for the FDIC to collect special assessments at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, and impose a final shortfall special assessment on a one-time basis. The final rule set an effective date of April 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024.
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
Consumer Protection and Fair Lending Regulations. Massachusetts-chartered banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. The U.S. Department of Justice also has authority to enforce federal fair lending laws.
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
Federal Reserve System
Historically, the Federal Reserve Board regulations required depository institutions to maintain interest-earning reserves against their transaction accounts. However, in March of 2020, the Federal Reserve Board eliminated reserve requirements and therefore there was no minimum reserve requirement as of December 31, 2025. The Federal Reserve Board has stated that it has no plans to re-impose reserve requirements. However, they may adjust reserve requirement ratios in the future if conditions warrant. The annual interest rate on reserve balances was 3.7% as of December 31, 2025.
Federal Home Loan Bank System
Eastern Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in the FHLB bank of which they are a member. Eastern Bank acquired capital shares in the FHLBB and was in compliance with this requirement at December 31, 2025. Based on redemption provisions of the FHLBB, the shares have no quoted market value and are carried at cost. Eastern Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLBB shares. As of December 31, 2025, no impairment had been recognized.
At its discretion, the FHLBB may declare dividends on the shares. The FHLBs are required to contribute a percentage of their net earnings towards funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and result in the FHLBs imposing a higher rate of interest on advances to their members. Dividend income from the FHLB during the year ended December 31, 2025 was $0.5 million. There can be no assurance that such dividends will continue in the future.
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
Change in Control Regulations
Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company such as Eastern Bankshares, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of us or to vote 25% or more of any class of voting securities of ours. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where the issuer has registered securities under Section 12 of the Exchange Act. Substantially similar requirements are imposed under Massachusetts law with respect to the acquisition of control, directly or indirectly, of Eastern Bank.
In addition, federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.
Legal and Regulatory Proceedings
We operate in a legal and regulatory environment that exposes us to potentially significant risks. In addition to the matters described below, in the normal course of business, we are named, from time to time, as a defendant in various legal actions, including class actions and other individual litigation matters, arising in connection with our activities as a banking institution, including with respect to allegations of unfair or deceptive business practices and our role in administering trusts for which we are a trustee alone or with others. We also face legal exposure associated with employment actions, which at times can result in matters against Eastern Bank before the Massachusetts Commission Against Discrimination or the U.S. Equal Employment Opportunity Commission. Actual or threatened legal actions against us may include claims for substantial amounts of compensatory damages, claims for intermediate amounts of compensatory damages and claims for punitive damages. Compliance with all applicable laws and regulations involves a significant investment in time and resources. Any new laws or regulations applicable to our business, any changes to existing laws or regulations, or any changes to the interpretations or enforcement of those laws or regulations, may affect our operations and/or financial condition. For additional information, see Note 18, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
Human Capital Management
Human Capital Management is critical to the success of our Company. We are deeply committed to maintaining a highly skilled and qualified workforce that reflects the communities we serve, who provide exceptional services to our customers. The Company (with subsidiaries) employed a total of 2,450 employees as of December 31, 2025, of which 2,247 were full-time employees.
We focus on creating an employee-centric, inclusive work environment that supports the attraction and retention of top talent necessary to driving our business. We continue to offer flexible work arrangements, which remain a key differentiator in our ability to hire and retain high-performing employees, particularly across our hybrid workforce, where much of our critical talent resides. We also believe that our culture, grounded in integrity, teamwork, innovation, commitment and diversity, equity and inclusion, drives a high performing workplace, reduces turnover and strengthens employee engagement. We were recognized as a 2025 Best Place to Work for Disability Inclusion by Disability:IN’s Disability Index for the second year in a row and as a “2025 Best Place for Working Parents.” We were also recognized in 2025 as a “Best Place to Work” for LGBTQ+ equality by the Human Rights Campaign for the 12th consecutive year. These recognitions underscore our commitment to building a workplace where all employees are positioned to succeed.
Employee Engagement
We engage our employees through a range of formal and informal channels. One of the ways we promote engagement is through our 13 employee resource groups (“ERGs”) that are open to all employees. Our two newest ERG’s, Shalom! Eastern’s Jewish Alliance and IMAN (Faith) Eastern’s Muslim Employee Resource Group, have helped promote cultural understanding, community, and employee programming. Each ERG serves as a source of professional networking, community building and engagement, helping to ensure our workplace remains inclusive for all colleagues.
In 2025, we continued to expand opportunities for employees to connect directly with leadership. We hosted 11 virtual Town Hall meetings, led by our Executive Chair, during which employees engage directly with senior leaders. These sessions remain a key component of our transparent culture and our commitment to listening to employees.
We also engage our employees through more formal surveys. In 2025, we conducted our large-scale annual employee engagement survey, which produced strong results that exceeded our financial services benchmark:
•94% of employees responded to our survey
•87% of employees reported they were proud to work for Eastern
•87% of employees are positively engaged
•86% reported they are able to be themselves at work
We remain focused on career development and job mobility to sustain top talent engagement, with 37% of open positions filled by internal talent. We delivered training and development programs across the employee base to support strategic priorities likes sales growth and manager effectiveness. We continue to prioritize colleague wellbeing through enhanced mental health support, including benefits and educational offerings and programming. Together, these efforts reinforce our ongoing investment in creating a workplace that supports colleagues’ personal wellbeing and professional growth.
Following the HarborOne merger, we enhanced our onboarding program to ensure that our new colleagues from HarborOne quickly acclimated to our Company, culture, and their roles. In 2025, we continued supporting our employees’ commitment to engage with our customers and our communities by offering paid time off for volunteer service. Many departments participate in group volunteer events at our non-profit customers and community partners to deepen customer relationships and team building. In recognition of our community support, we were named among the top 10 most charitable organizations in Massachusetts for the 14th year by the Boston Business Journal.
We also strive to engage employees through meaningful support during their most challenging moments. In 2025, we continued to support a fund that provides cash grants to eligible employees experiencing an unexpected financial hardship. We also provide paid time off for colleagues who experience a pregnancy loss or unsuccessful in vitro fertilization (IVF) treatment.
Pay & Benefits
Our compensation and benefits programs are designed to attract, motivate and retain talent, including executive management, in support of both our short-term and long-term business objectives. We implement these programs through sound compensation principles and policies that prioritize pay for performance and fairness, as well as compensation-related risk mitigation. To help ensure pay equity across the organization, we conduct annual pay equity analyses with the support of external advisors. We also seek to offer competitive compensation by utilizing market data, conducting compensation comparison analyses and engaging expert independent compensation and benefits consulting firms for industry benchmarking.
We believe we offer a comprehensive and competitive benefits program that provides meaningful choice for employees at different stages of their personal and professional journeys. Our benefits include: health, dental and vision coverage; paid parental leave and other paid time off; short- and long-term disability benefits; health and flexible spending accounts; tuition reimbursement; and an Employee Assistance Program. We also offer a comprehensive portfolio of wellness offerings supporting our employees’ mental, physical, emotional, and financial health. In 2025, we continued to offer three separate retirement benefits, which we believe helps us attract and retain top talent: a defined pension benefit plan, a 401(k) contribution, and an employee stock ownership plan (“ESOP”) through which Company stock is allocated to all eligible employees (based on age and hours worked). Through the ESOP, a majority of our employees are also shareholders, reinforcing our commitment to shared success and long-term value creation.
Employee Turnover
In 2025, we continued to bring high-performing talent into our workforce through both the HarborOne merger and our ongoing recruiting efforts, including in key areas such as commercial lending, wealth management and private banking, to help drive organic growth. Turnover remained at a normalized and healthy level and was lower than the prior year. We continued to focus on development plans for high-performing talent, with an emphasis on retention risk mitigation to help ensure continuity in critical roles. The successful integration of the HarborOne employees further strengthened our overall talent base, expanded internal pipelines, and enhanced our organizational capabilities and footprint. Management regularly reports on hiring and internal talent movement to the Board of Directors and the Compensation and Human Capital Management Committee.
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
•Increases in interest rates have had and in the future could have a material adverse effect on many areas of our business, including net interest income, the earnings and volume of interest-earning assets and interest-bearing liabilities, and loan delinquency, and increases in interest rates may have a material adverse effect on our operating results.
•If our allowance for loan losses is insufficient to cover actual loan losses, our earnings and capital could decrease.
•The geographic concentration of our loan portfolio and lending activities in eastern Massachusetts, southern and coastal New Hampshire, and Rhode Island makes us vulnerable to a downturn in our local economy.
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
•Actions of activist shareholders could cause us to incur substantial costs, divert management’s attention and resources and have an adverse effect on our business.
•The fair value of our investments, including our securities portfolio, has declined due to increases in interest rates beginning in March 2022 and could decline further in the future due to increases in interest rates. Unrealized gains and losses, net of tax, in the estimated fair value of the available-for-sale portfolio is recorded as other comprehensive income, which has the effect of reducing our shareholders’ equity and therefore our tangible book value per share, which is a metric many investors in our common stock consider.
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
There are various risks associated with acquisitions, any of which could have a material adverse effect on our business.
•We may be unsuccessful in realizing the expected benefits of the HarborOne acquisition or other acquired businesses, including failure to retain key employees or customers, incurrence of unexpected difficulty or expense in integrating operations, technologies or customers, assumption of significant (and potentially unknown) liabilities, and inexperience with the products and/or geographies offered by the acquired business, all of which could divert our management’s attention and/or negatively impact our financial results.
•When we acquire a business, a portion of the purchase price of the acquisition typically is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets.
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

Risks Related to Acquisitions
The Company may fail to realize all of the anticipated benefits of HarborOne or other acquired businesses, particularly if the integration of the acquired businesses is more difficult than expected.
The Company may fail to realize some or all of the anticipated benefits of HarborOne or other acquired businesses if the integration process takes longer or is more costly than expected. Furthermore, any number of unanticipated adverse occurrences for either the acquired business or the Company may cause us to fail to realize some or all of the expected benefits. The integration process, which is ongoing for HarborOne, could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Each of these issues might adversely affect the Company during the transition period, resulting in adverse effects on the Company following the merger. Additionally, our assumptions regarding the fair value of assets being acquired or projections of future benefits following the merger could prove to be inaccurate. As a result, revenues may be lower than expected or costs may be higher than expected and the overall benefits of the merger may not be as great as anticipated, any of which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
The Company may be unsuccessful in retaining personnel.
The success of the acquisition of HarborOne or other previously acquired companies depends in part on the Company’s ability to retain key employees currently employed by the Company and employees who join the Company from the acquired company. If the Company is unable to retain key employees, including management, who are critical to the successful integration and future operations of the combined company, the Company could face disruptions in its business and operations, loss of existing customers, loss of key information and, expertise and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, management’s attention may be diverted from successfully integrating the acquired company to hiring suitable replacements, all of which may cause the Company’s business to suffer.
The Company has incurred and expects to continue to incur costs related to the acquisition and integration of HarborOne and other businesses.
The Company incurs significant, non-recurring costs when it agrees to acquire other businesses. In addition, the Company incurs integration costs following the completion of acquisitions as it integrates the acquired business, including facilities and systems consolidation costs and employment-related costs. The Company may also incur additional costs to retain key employees. There can be no assurances that the expected benefits and efficiencies related to the integration of the acquired businesses will be realized to offset these transaction and integration costs over time.
Regulatory approvals required for future business acquisitions, if any, may not be received, may take longer to receive than expected, or may impose burdensome conditions, which could impose additional costs and could delay or prevent completion of the acquisition.
Before a merger or other acquisition may be completed, certain approvals or consents must be obtained from various bank regulatory and other authorities of the United States, the Commonwealth of Massachusetts and the State of New Hampshire. These governmental entities, including the Federal Reserve Board, the FDIC, the Massachusetts Division of Banks, the New Hampshire Banking Department, and Rhode Island Department of Business Regulation, may impose conditions on the completion of the transaction or require changes to the terms of the transaction, require divestitures or place restrictions on our conduct after the completion of the transaction. Any such conditions or changes could have the effect of delaying completion of the transaction or imposing additional costs on or limiting the revenues of the Company following the completion of the transaction, any of which might have a material adverse effect on the Company.
Though we are not focused on acquisitions, if in the future we acquire other companies, our business may be negatively impacted by certain risks inherent with such acquisitions.
A significant component of our historic growth has been through acquisitions of other financial institutions or business lines. We may not be able to grow our business in the future through acquisitions for a number of reasons, including:
•Market conditions and the attractiveness of acquisition opportunities compared to other uses of capital;
•Competition with other prospective buyers resulting in our inability to undertake an acquisition at an acceptable price or in our paying a substantial premium over the fair value of the net assets of the acquired business;
•Inability to obtain regulatory or shareholder approvals, delays in obtaining regulatory approvals; or the imposition of costly or burdensome conditions to regulatory approvals;
•Potential difficulties relating to the integration of the operations, technologies, products and the key employees or management of the acquired business, resulting in the diversion of resources from the operation of our existing business;

•Acquisitions of new lines of business may present risks that are different from those that we are accustomed to managing, requiring us to implement new or enhanced procedures and controls and diverting resources from the operation of our existing business;
•Inability to maintain existing customers of the acquired business or to sell the products and services of the acquired business to our existing customers;
•Assumption of or potential exposure to significant liabilities of the acquired business, some of which may be unknown or contingent at the time of acquisition;
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
At December 31, 2025, our allowance for loan losses was $331.8 million, or 1.44% of total loans, compared to $229.0 million, or 1.29% of total loans, at December 31, 2024. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. If our assumptions in determining the amount of allowance for loan losses are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.
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
We primarily serve individuals, businesses and municipalities located in eastern and central Massachusetts, including the greater Boston metropolitan area, southern New Hampshire, including its coastal region, and Rhode Island. At December 31, 2025, approximately $16.7 billion, or 89.6% of our total loans secured by real estate were secured by real estate located in this market area. Therefore, our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies, in this market area. Weaker economic conditions caused by recessions, unemployment, inflation, a decline in real estate values or other factors beyond our control may adversely affect the ability of our borrowers to service their debt obligations and could result in higher loan and lease losses and lower net income for us.
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
We face continuing and growing security risks to our information systems including information we maintain relating to our customers.
We are subject to certain operational risks, including data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure, as well as the systems infrastructures of the vendors we use, may be vulnerable to unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems or those of our vendors. Financial services institutions and companies engaged in data processing have reported breaches in the security of their systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service or sabotage systems. Denial of service attacks have been launched against a number of large financial services institutions. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving, and we may not be able to anticipate or prevent all such attacks. For example, a type of artificial intelligence program (AI) known as “Agentic AI” has further exacerbated risks by allowing bad actors to more easily use sophisticated and iterative methods of facilitating fraud through the creation of synthetic identities and “deepfake” images and documentation. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. No matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. A failure or circumvention of our security systems could have a material adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are continually escalating. We may not be able to fully protect against these events given the rapid evolution of new vulnerabilities, the complex and distributed nature of our systems, our interdependence on the systems of other companies and the increased sophistication of potential attack vectors and methods against our systems. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, such as enforcement actions and/or the imposition of civil money penalties, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could cause reputational harm, negatively impact customer confidence, undermine our ability to attract and keep customers, and possibly result in regulatory sanctions.
Technology has lowered barriers to entry and made it possible for non-banks to offer products and services that traditionally were banking products, and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions.
Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. Federal and state bank regulatory agencies have demonstrated a willingness to permit non-traditional bank charters for fintechs, which increases competition in the industry. In addition, other fintechs, through commercials relationships with existing banks, offer deposit-like products to their customers under current and proposed interagency guidelines on third party relationships. In addition, large technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies have fewer regulatory constraints, and some have lower cost structures, in part due to the lack of physical locations and regulatory compliance costs. Some of these companies also have greater resources to invest in technological improvements than we currently have.
In addition to external competition, as described below, the financial services industry, including the banking sector, is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. New, unexpected technological changes could have a disruptive effect on the way banks offer products and services. We believe our success depends on our ability to use technology to offer products and services that provide convenience to customers and to create additional efficiencies in our operations. However, we may not be able to keep up with the rapid pace of technological changes or be successful in marketing these products and services to our customers. As a result, our ability to compete effectively to attract or retain new business may be impaired, and our business, financial condition or results of operations may be adversely affected.
We may not be able to successfully implement future information technology system enhancements, or such implementations could be delayed materially, which could adversely affect our business operations and profitability.
We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, or such implementations could be delayed materially, or could become obsolete quickly due to the increasing rates of technological innovation, which could adversely impact our ability to meet our legal and regulatory requirements, which could result in regulatory fines. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase implementation and ongoing operational costs.
Failure to optimize future system enhancements could result in impairment charges that adversely impact our financial condition and results of operations. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems enhancements or implementations.
References in this Annual Report to “AI” refer to both Generative AI and Agentic AI, unless otherwise specified. Generative AI, sometimes called gen AI, is a type of AI that can create original content in response to a user’s prompt or request. AI is an emerging technology that presents both opportunities and risks to our business. While the use of AI is not currently material to our operations, its increasing use is subject to risks that algorithms and datasets are flawed or may be insufficient, poorly suited to purpose or contain biased information. The models used and results generated by AI and machine learning are not always transparent, which could increase the risk of unintended deficiencies. These deficiencies could result in inaccurate or ineffective decisions, predictions or analyses, which could subject our business to competitive harm, legal liability, increased regulatory scrutiny, reputational harm or other consequences that we may not be able to predict, any of which could negatively affect our business, financial condition and results of operations.
Governmental regulation of AI is rapidly evolving as federal and state legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI are subject to a variety of laws and regulations, including but not limited to intellectual property, data privacy and cybersecurity, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, existing laws and regulations to AI or are considering general legal frameworks for AI. To the extent technology that we utilize now or in the future does or will incorporate AI, we may not be able to anticipate how to respond to these evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Moreover, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

Our failure to keep pace with technological innovation, to successfully implement enhanced and emerging technologies or to fully realize their benefits could have a material adverse impact on our business, financial condition and results of operations.
We rely on third-party vendors, which could expose us to additional cybersecurity risks.
Third-party vendors provide key components of our business infrastructure, including certain data processing and information services. Third parties may transmit confidential, propriety information on our behalf. Although we require third-party providers to maintain certain levels of information security, such providers may remain vulnerable to operational and technology vulnerabilities, including cyber-attacks, security breaches, unauthorized access, breaches, fraud, phishing attacks, misuse, computer viruses, or other malicious attacks, which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events that may impact our business. Although we may contractually limit liability in connection with attacks against third-party providers, we remain exposed to the risk of loss associated with such vendors. In addition, a number of our vendors are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. We cannot predict the costs or time that would be required to find an alternative service provider. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to customers and cause us to incur significant expenses. We also expect our third-party service providers to increasingly incorporate AI capabilities into their product offerings; our third-party risk management framework may be inadequate to fully mitigate the associated risks.
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
An important goal of our strategic plan is expanding our profitable loan and deposit market share through organic growth and if appropriate, opportunistic transactions. (For a more complete discussion of our strategic plan, please see the “Business” section included in Part I, Item 1 in this Annual Report on Form 10-K.) It is possible that one or more factors, including factors outside of our control, may hinder or prevent us from achieving our growth objectives. Our key assumptions include:
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
Actions of activist shareholders could cause us to incur substantial costs, divert management’s attention and resources and have an adverse effect on our business.
Activist shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over us. For example, on October 20, 2025, HoldCo Asset Management (“HoldCo”), an activist investor, published a presentation in which it criticized the Company’s past capital allocation, financial and operational performance and governance, and reported that it owned approximately 3.1% of our outstanding common stock. HoldCo published additional presentations critical of the Company, its management team and the Board.
While we value constructive input from investors and regularly engage in dialogue with our shareholders, and we welcome their views and opinions, the actions or proposals from activist shareholders may not align with our business strategy or with the interests of our shareholders. Because our Board and management team are committed to acting in the best interests of all of our shareholders, there is no assurance that the actions taken by the Board and management in seeking to maintain constructive engagement with certain shareholders will be successful in preventing the occurrence of shareholder activist campaigns.
Campaigns by activist shareholders to effect changes at publicly traded companies often demand that companies undertake or pursue financial restructuring, increase debt, issue special dividends, repurchase shares, or undertake sales of assets or other transactions, including strategic transactions. Campaigns may also be initiated by activist shareholders advocating for particular social causes. Activist shareholders who disagree with the composition of a publicly traded company’s board of directors, or with its strategy or management team, often seek to involve themselves in the governance and strategic direction of a company through various activities that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the company’s board, and in some instances, litigation.
Responding to any actual or threatened proxy contest , and any other actions by activist shareholders, will be costly and time-consuming and will divert the attention of our Board, management team and employees from the management of our operations and the pursuit of our business strategies. Further, actions of activist shareholders may cause fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholder initiatives may result in the loss of potential business opportunities and make it more difficult to attract and retain investors, customers, employees, qualified directors and officers and business partners. Also, we will be required to incur significant expenses related to any activist shareholder matters (including legal fees, fees for financial advisors, fees for public relation advisors and proxy solicitation expenses). If individuals with a specific agenda are elected or appointed to our Board, it may adversely affect our ability to effectively and timely implement our strategic plan and maximize value for our shareholders. Furthermore, if individuals are elected or appointed to our Board who do not agree with our strategic plan, the ability of our Board to function effectively could be adversely affected. As a result, activist shareholder campaigns could adversely affect our business, liquidity, results of operations, financial condition and share price.
We could fail to attract, retain or motivate highly skilled and qualified personnel, including our senior management, other key employees or members of our Board, which could impair our ability to successfully execute our strategic plan and otherwise adversely affect our business.
A cornerstone of our strategic plan involves retaining as well as hiring highly skilled and qualified personnel. Accordingly, our ability to implement our strategic plan and our future success depends on our ability to attract, retain and motivate highly skilled and qualified personnel, including our senior management and other key employees and directors. The failure to attract or retain, including as a result of an untimely death or illness of key personnel, or ability to replace a sufficient number of appropriately skilled key personnel, could place us at a significant competitive disadvantage and prevent us from successfully implementing our strategy, which could impair our ability to implement our strategic plan successfully, achieve our performance targets and otherwise have a material adverse effect on our business, financial condition and results of operations.
Limitations on the manner in which regulated financial institutions like us can compensate their officers and employees may make it more difficult for such institutions to compete for talent with financial institutions and other companies not subject to these or similar limitations. If we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected, perhaps materially.
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
Our commercial loan portfolio, including those secured by commercial real estate, comprised $15.9 billion, or 68.7% of our total loans at December 31, 2025. Commercial loans generally carry larger balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Most of the commercial and industrial loans are secured by borrower business assets such as accounts receivable, inventory, equipment and other fixed assets. Compared to real estate, these types of collateral are more difficult to monitor, harder to value, may depreciate more rapidly and may not be as readily saleable if repossessed. Repayment of commercial and industrial loans is largely dependent on the business and financial condition of borrowers. Business cash flows are dependent on the demand for the products and services offered by the borrower’s business. Such demand may be reduced when economic conditions are weak or when the products and services offered are viewed as less valuable than those offered by competitors. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. In addition, because of the risks associated with commercial loans, including the continued prevalence of hybrid and remote work, and a higher interest rate environment than existed when loans were first originated, as well as changes in the law or regulations that could increase credit risk, such as a proposed ballot initiative in Massachusetts that would cap annual rent increases, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations. Further, if we foreclose on commercial collateral, our holding period for the collateral may be longer than for one- to four-family residential real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.
We are subject to environmental liability risk associated with real estate lending activities.
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. At December 31, 2025, $18.6 billion, or 80.6% of our total loans, comprised loans secured by real estate. If we foreclose on and take title to properties securing defaulted loans, we may be exposed to environmental liability risk such as remediation costs, personal injury and property damage, and civil fines and criminal penalties, regardless of when the hazardous conditions or toxic substances first affected the property, and we may be limited in our ability to use or sell the affected property or in our remedies against the prior owner or other responsible parties. Although management has implemented policies and procedures to mitigate this risk, they may not be sufficient in all instances to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by credit risks associated with residential property.
At December 31, 2025, loans secured by one- to four-family residential real estate were $7.2 billion, or 31.4% of total loans. Loans secured by one- to four-family residential real estate include residential real estate mortgages, home equity loans and lines of credit and investment real estate loans secured by one- to four-family residential properties. At December 31, 2025, $254.9 million of one- to four-family residential real estate loans were part of the commercial loan portfolio. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss. Residential loans with relatively high combined loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For home equity loans and lines of credit, we may be unsuccessful in recovering all or a portion of our loan proceeds in the event of default. For these reasons, we may experience higher rates of delinquencies, default and losses on our home equity loans, which could have a material adverse effect on our financial condition and results of operations.
A portion of our loan portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.
We routinely purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to disclose relevant financial information on a timely basis. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender and/or our regulators. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2025, we held loan participation interests in commercial and industrial, commercial real estate, commercial construction and business banking loans totaling $3.3 billion.
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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. As of December 31, 2025, goodwill and other identifiable intangible assets were $1.3 billion. Under current accounting guidance, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We conduct a quarterly review for indicators of impairment of goodwill and other identifiable intangible assets. Our management recently completed these reviews and concluded that no impairment charge was necessary for the year ended December 31, 2025. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
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
From time to time, we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we could experience a high level of litigation related to our businesses and operations. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, reputation or brand, or our financial condition and results of our operations.
Our businesses and operations are also subject to significant regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject us to further judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our revenue. Please see the sections titled “Business—Supervision and Regulation” in Part I, Item 1, and “Legal Proceedings” in Part I, Item 3 in this Annual Report on Form 10-K for more information.
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
Our funding costs may increase if our deposits decline and we are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products, or if we raise interest rates to avoid losing deposits. Changes to the federal funds rate, and competitor and customer responses to those changes, potentially may cause competitive pressures to increase our deposit interest rates. The reduction in our overall level of deposits has increased and could continue to increase the extent to which we rely on other, more expensive sources for funding.
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
Our investment portfolio also provides a potential source of liquidity that we have from time to time elected to and may continue to access. Due to the increase in interest rates, the fair value of our available for sale investment portfolio has declined in value since our initial purchase, resulting in a net unrealized loss position. We have in the past elected to sell a significant amount of investment securities with substantial unrealized losses; in the event we do so in the future, we would recognize a loss and take a charge to our operating results in the quarter in which a decision to sell such securities is made.
Deterioration in the performance or financial position of the Federal Home Loan Bank of Boston might restrict the Federal Home Loan Bank of Boston’s ability to meet the funding needs of its members, cause a suspension of its dividend and cause its stock to be determined to be impaired.
Significant components of Eastern Bank’s liquidity needs are met through its access to funding pursuant to its membership in the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services to its member banking institutions. Any deterioration in the FHLBB’s performance or financial condition may affect our ability to access funding and/or require us to deem the required investment in FHLBB stock to be impaired. If we are not able to access funding through the FHLBB, we may not be able to meet our liquidity needs, or we may need to rely more heavily on more expensive funding sources, either of which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in FHLBB stock impaired, such action could have a material adverse effect on our results of operations or financial condition.
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
As part of Eastern Bank’s community reinvestment initiatives, we invest in qualified affordable housing projects and other tax credit investment projects. Eastern Bank receives low-income housing tax credits, investment tax credits, rehabilitation tax credits and other tax credits as a result of its investments in these limited partnership investments. At December 31, 2025, we maintained investments of approximately $225.2 million in entities for which we receive allocations of tax credits, excluding investments of approximately $3.9 million in qualified zone academy bond investments, which we utilize to offset our income tax liability. We recorded the benefit of $23.7 million in credits for the year ended December 31, 2025. We intend to utilize all tax credits, as of December 31, 2025, to offset income tax liability. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring. Further, we may not be able to utilize any future tax credits. If we are unable to utilize our tax credits or, if our tax credits are subject to recapture or restructuring, it could have a material adverse effect on our financial condition and results of operations.
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
We may also be subject to costly litigation in the event our services infringe upon or otherwise violate a third party’s proprietary rights. Third parties may have, or may eventually be granted, intellectual property rights, including trademarks, that could be infringed by our services or other aspects of our business. Third parties have made, and may make, claims of infringement against us with respect to our services or business. Any claim from a third party may result in a limitation on our ability to use the intellectual property subject to that claim. Even if we believe that any intellectual property related claim is without merit, defending against such claim often is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement also might require us to redesign affected services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our services. Any intellectual property related dispute or litigation could have a material adverse effect on our business, financial condition and results of operations.
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

Rising sea levels projected for the coastal regions of Massachusetts, New Hampshire, and Rhode Island could adversely affect our business.
We believe that progressively rising sea levels will be an area of risk over time for the coastal regions of Massachusetts, New Hampshire, and Rhode Island in our market, both as the frequency and severity of extreme weather events increase and as currently inhabited property and land parcels are exposed to episodic flooding and routinely higher tides. The increase in the relative sea level in Boston, as a coastal city, and other coastal regions of Massachusetts, New Hampshire, and Rhode Island in our market is expected to result in higher coastal surges during storm events and, when considered with projected increases in precipitation intensities, an increase in stormwater flooding. These effects in Boston and similar conditions elsewhere in our market area may adversely affect the value of commercial and residential properties that secure some of our loans and may adversely affect economic develop in portions of our market area.
Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts, and consumers and businesses also may change their behavior as a result of these concerns. Eastern Bank and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns, which could involve cost increases, asset value reductions, operating process changes, and the like. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
We are subject to environmental, social and governance risks that could adversely affect our reputation and the trading price of our common stock.
We are subject to a variety of environmental, social and governance risks (“ESG matters”). Risks arising from ESG matters may adversely affect, among other things, our reputation and the trading price of our common stock.
As a financial institution with a diverse base of customers, vendors and suppliers, we may face potential negative publicity based on the identity of those we do business with. If our relationships with our customers, vendors and suppliers were to become the subject of negative publicity, our ability to attract and retain customers and employees may be negatively impacted and our stock price may also be impacted.
Additionally, some investors consider how corporations are addressing ESG matters when making investment decisions, such as the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters. These shifts in investing priorities may result in adverse effects on the trading price of our common stock if investors believe that we do not sufficiently address ESG matters in accordance with their or third-party standards for evaluating ESG matters.
The prevalence of remote and hybrid working arrangements has reduced demand for office space in our market.
The COVID-19 pandemic caused many employers to shift to remote and/or hybrid workforce arrangements, and, following the COVID-19 pandemic, many employers have since implemented ordinary course remote or hybrid work policies. This shift to partial or fully remote office and work environments may have long-term implications for how many businesses successfully operate and, in turn, their need for leased office space. A reduction in the need for office space could result in a reduction in our loan demand and/or in our customers’ ability to repay their loans, which, in turn, may have an adverse effect on our business and results of operations. Additionally, any material reduction in the demand for these categories of commercial office space in our market could adversely affect both the value of the collateral securing a portion of our commercial real estate loans and the demand by developers and other borrowers for new commercial real estate loans, which, in turn, may have a negative impact on our business and financial results.
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
The monetary and related policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond Eastern Bank’s control, including the composition of the FOMC. Members of the Federal Reserve Board serve staggered, 14-year terms, and the Chair and Vice Chairs of the Federal Reserve Board serve 4-year renewable terms. The effects of monetary and related policies as well as membership of the Federal Reserve Board upon our business cannot be predicted.
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
The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”), up to prescribed limits. To fund the DIF, the FDIC imposes assessments on the insured banks and savings institutions. The FDIC has established a long-term deposit insurance reserve ratio of 2% and thus seeks to fund the DIF at 2% of estimated deposits. Deposit insurance assessment rates are subject to change, and additional increases or modifications to assessments, due to, for example, changes in base or special assessments or downgraded ratings of Eastern Bank, or one or more failures of FDIC-insured banks, could have a materially adverse effect on our results of operations and financial condition. The FDIC imposed a special assessment arising out of the banking crisis in early 2023, which resulted in an increase in FDIC insurance expense of $10.8 million and $1.9 million for the years ended December 31, 2023 and 2024, respectively. It is possible an additional assessment could be charged to finalize the loss from the 2023 bank crisis.
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
Our business may be adversely affected by changing public policy priorities.
Changes in the public policy priorities of elected officials and appointed regulators can affect our business directly, including through changes in the regulatory environment in which we and our competitors operate, and the markets that we serve, which could have an indirect impact on our business.
Passage of the GENIUS Act could have an adverse impact on our business.
The Guiding and Establishing National Innovation of U.S. Stablecoins (GENIUS) Act could result in larger scale adoption of stablecoins, which could potentially impact customers who choose to engage with the traditional banking system and as a result could have a direct or indirect impact on our performance. The GENIUS Act created a federal regulatory framework for stablecoin issuers to operate in the United States. Stablecoins are a type of cryptocurrency that per the GENIUS Act need to be backed by U.S. dollars or other low-risk assets. Broad adoption of stablecoins or other digital assets in general could introduce new risks to the banking industry and could present competitive and other risks for traditional banks, including Eastern Bank.
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
Provisions in our articles of organization may be used to delay or block a takeover attempt, including, among others, a provision that prohibits any person from casting a full vote for any shares of common stock exceeding the 10% threshold, as described above; the prohibition on removal of directors without cause; and the required approval of at least 80% of the voting power of the shares then-outstanding entitled to vote for business combination transactions with interested shareholders. Additionally, our Board of Directors is going through a declassification process and, by our 2027 annual meeting of stockholders, all directors will be elected for annual terms. Furthermore, shares of restricted stock, restricted stock units or stock options that we may grant to employees and directors, stock ownership by our management and directors, employment agreements and/or change in control agreements that we have entered into with our executive officers and other factors may make it more expensive for companies or persons to acquire control of Eastern Bankshares, Inc. Taken as a whole, these statutory provisions and provisions in our articles of organization could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.
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
Our repurchase of shares of common stock is subject to Federal Reserve Board policy related to repurchases of shares by depository institution holding companies. To date, we have received non-objection to each proposed share repurchase programs, as previously discussed. There can be no assurance that we will be able to obtain notices of non-objection from the Federal Reserve Board in the future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We embrace a “defense in depth” approach to assess, identify, and manage cybersecurity threats. A defense in depth approach seeks to implement multiple layers of defenses in order to reduce the risk that a single process or control failure might result in a material incident. We utilize a risk management framework to assess, manage, and report on material risks and threats. In light of the importance of cybersecurity matters, we have developed as part of this framework a risk domain specific to cybersecurity matters, including specifying applicable risk tolerances and metrics. The Executive Vice President, Chief Information Officer (CIO), who has served in information technology leadership roles with the Company since 2007 and has over 20 years of experience with matters related to cybersecurity, including as an executive leader and consultant, and Executive Vice President, Enterprise Risk Management (EVP, ERM), who has served in risk management leadership roles for the Company since 2015, have oversight over information technology and enterprise risk management matters, respectively, and receive monthly reports on cyber-related metrics and activities from their teams. In addition, we have implemented escalation procedures and protocols, including an incident response team that includes key members of executive management to manage and coordinate responses to potentially significant cybersecurity incidents. Third party vendors are utilized to help validate our security posture and controls, and we have developed a third party vendor management program to assess and monitor risks arising from third party vendor systems.
The Risk Management Committee of our Board of Directors has responsibility for oversight of the design, implementation, and operation of our enterprise risk management framework, including review and approval of risk management policies and review of our monitoring of risk, the effectiveness of its risk management processes, and material changes in risk. As part of this enterprise risk management oversight, our management team and subject matter experts provide quarterly reporting on our cybersecurity risk domain to the Risk Management Committee. The Risk Management Committee in turn reports on significant enterprise risk management issues to the Board of Directors. In 2025, no cybersecurity events were identified that materially impacted our business strategy, operations, or financial condition. As further detailed in the “Risk Factors” section In Part I, Item 1A of this Annual Report on Form 10-K, we believe cybersecurity matters could pose a material risk to our strategy, operations, or financial condition. For example, a significant breach of our system security, or that of our third-party service providers, could enable access to Company or customer sensitive or confidential information or assets or could disrupt our business operations. This could result in costs of investigation, remediation and/or payment of a ransom; reputational harm and impairment of customer relationships; loss of revenue and regulatory sanctions and penalties, lawsuits, and potential liability, which could have a material adverse effect on our financial condition and results of operations.
ITEM 2. PROPERTIES
At December 31, 2025, we conducted our banking business through our corporate headquarters in Boston, Massachusetts and 139 branch offices located in eastern Massachusetts, southern New Hampshire and Rhode Island. In addition, Eastern Bank occupies four administrative/operational offices. At December 31, 2025, we leased 93 of our offices, and the total net book value of our land, buildings, furniture, fixtures and equipment was $120.0 million.

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Eastern Bankshares, Inc.’s common stock trades on the Nasdaq Global Select Market under the symbol EBC. As of February 24, 2026, there were 8,510 common shareholders of record based on information provided by our transfer agent. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of our common stock from October 15, 2020 to December 31, 2025 to the cumulative total return of the Russell 2000 Index and the KBW Regional Banking Index. The lines in the graph and the numbers in the table below represent annual index levels derived from the compounded daily returns that include reinvestment or retention of all dividends. If the annual interval, based on the last day of a year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to $100.00 on October 15, 2020 (which assumes that $100.00 was invested in each of the series on October 15, 2020).
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

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Eastern Bankshares, Inc.	100.00	125.55	109.53	93.07	116.46	128.18
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
KBW Regional Banks	100.00	136.64	127.17	126.67	143.39	152.71
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
Repurchases of Common Shares
As further detailed below, we have received approvals from our Board of Directors to share repurchase programs. Repurchases are made at management’s discretion from time to time at prices management considers to be attractive and in the best interests of both the Company and its shareholders, subject to the availability of shares, general market conditions, the trading price of the shares, alternative uses for capital and liquidity, and our financial performance. Repurchases may be suspended, terminated or modified by us at any time for any reason.
Information regarding the shares repurchased under the plans is presented in the following table:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of the Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs
January 1, 2025 - January 31, 2025	934,859	$17.39	2,679,683	8,120,317
February 1, 2025 – February 28, 2025	—	$—	2,679,683	8,120,317
March 1, 2025 – March 31, 2025	1,940,671	$16.23	4,620,354	6,179,646
April 1, 2025 – April 30, 2025	183,053	$16.36	4,803,407	5,996,593
May 1, 2025 – May 31, 2025	—	$—	4,803,407	5,996,593
June 1, 2025- June 30, 2025	—	$—	4,803,407	5,996,593
July 1, 2025 - July 31, 2025	—	$—	4,803,407	5,996,593
August 1, 2025 - August 31, 2025	—	$—	—	—
September 1, 2025 - September 30, 2025	—	$—	—	—
October 1, 2025 - October 31, 2025	716,388	$17.22	5,519,795	11,183,612
November 1, 2025 - November 30, 2025	1,558,479	$17.45	7,078,274	9,625,133
December 1, 2025 - December 31, 2025	838,334	$18.92	7,916,608	8,786,799
Total	6,171,784	$17.20
(1)On July 25, 2024, we announced the approval by our Board of Directors of a new share repurchase program. The program authorized the purchase of up to 10,800,000 shares over a 12-month period. The program was limited to $200.0 million through July 31, 2025. We completed the repurchase of the total number of shares authorized through this program during the third quarter of 2025.
(2)On October 23, 2025, we announced the approval by our Board of Directors of a new share repurchase program. The program, which authorized the purchase of up to 11,900,000 shares over a 12-month period, expires on October 31, 2026.
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
Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $30.6 billion and $25.6 billion at December 31, 2025 and 2024, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the New Hampshire Banking Department, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct under our “Cambridge Trust Wealth Management, a division of Eastern Bank” brand name (“Cambridge Trust Wealth Management division”).
On November 1, 2025, we completed our previously announced merger with HarborOne. In accordance with the terms of the definitive merger agreement, each share of HarborOne common stock was exchanged for either (i) 0.765 shares of Company common stock and cash in lieu of any fractional share or (ii) $12.00 in cash subject to allocation procedures. We issued 26.9 million shares of our common stock in the exchange and paid aggregate cash consideration of $74.6 million, which resulted in a transaction value of approximately $550.1 million based upon the closing price of our common stock on October 31, 2025 of $17.53 per share.
HarborOne, a Massachusetts corporation, was a federally registered bank holding company headquartered in Brockton, Massachusetts. HarborOne Bank, a Massachusetts-chartered trust company formed in 1917, was a wholly-owned subsidiary of HarborOne that operated through a network of 30 full-service banking offices in Massachusetts and Rhode Island, and commercial lending offices in Boston, Massachusetts and Providence, Rhode Island, with $5.5 billion in total assets and $4.3 billion in deposits as of October 31, 2025.
Net income from continuing operations, computed in accordance with GAAP, was $88.2 million and $119.6 million for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily due to losses on sales of securities during the year ended December 31, 2025 which exceeded losses on sales of securities for the year ended December 31, 2024. Partially offsetting the increase in losses on sales of securities was a decrease in one-time expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024 associated with our mergers with HarborOne and Cambridge. One-time expenses during the year ended December 31, 2024 included the initial allowance for loan losses associated with non-purchased credit deteriorated (“PCD”) loans, which was recorded subsequent to the completion of the merger through earnings and is hereafter referred to as the “non-PCD loan day-2” provision for the allowance for loan losses.
Net income from continuing operations for the year ended December 31, 2025 and 2024, included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the year ended December 31, 2025 was $318.0 million compared to $196.6 million for the year ended December 31, 2024. This increase was primarily due to increased net interest income and noninterest income on an operating basis for the year ended December 31, 2025 compared to year ended December 31, 2024 partially offset by an increase in noninterest expense on an operating basis over the same period. See “Non-GAAP Financial Measures” and “Results of Operations” below for a reconciliation of operating net income to net income on a GAAP basis and further discussion of noninterest income and noninterest expense.

The following chart shows our basic earnings per share from continuing operations on a GAAP and operating (non-GAAP) basis over the past four years (refer to the “Non-GAAP Financial Measures” section below for a reconciliation of GAAP earnings to operating earnings):

Earnings (Loss) Per Share (basic) from Continuing Operations
1.80
1.60
1.40
1.20
1.00
0.80
0.60
0.40
0.20
0.00
-0.20
-0.40
-0.60
2021
2022
2023
2024
2025
Earnings (Loss) Per Share from Continuing Operations
Operating EPS from Continuing Operations

Earnings per share from continuing operations, on a GAAP basis, decreased from $0.66 for the year ended December 31, 2024 to $0.43 for the year ended December 31, 2025.
Operating earnings per share, on a basic basis, increased from $1.09 for the year ended December 31, 2024 to $1.57 for the year ended December 31, 2025, a 44.2% increase. The increase was primarily due to an increase in net interest income and noninterest income on an operating basis which were partially offset by an increase in noninterest expense on an operating basis. Refer to the“Results of Operations” section below for additional discussion of the changes in net interest income, noninterest income and noninterest expense.

The following chart shows our efficiency ratio on a GAAP and operating (non-GAAP) basis over the past five years (refer to the “Non-GAAP Financial Measures” section below for additional information on the determination of each measure):

Efficiency Ratio
150.00%
125.00%
100.00%
75.00%
50.00%
25.00%
2021
2022
2023
2024
2025
GAAP
Operating

The GAAP efficiency ratio increased during the year ended December 31, 2025 compared to the year ended December 31, 2024, which was primarily due to higher security losses during the year ended December 31, 2025 compared to year ended December 31, 2024. The non-GAAP operating efficiency ratio decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024, which was primarily due to increased net interest income. Refer to the “Results of Operations” section below for additional discussion of the changes in net interest income, noninterest income and noninterest expense.
Outlook and Trends
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its meeting on September 18, 2024, the FOMC decided to lower the target range for the federal funds rate by 50 basis points from the range set at its July 26, 2023 meeting to a range of 4.75% to 5.00%. The FOMC further decided to lower the target range for the federal funds rate at each of its meetings held on November 7, 2024, December 18, 2024, September 17, 2025, October 29, 2025, and December 10, 2025, with the most recent change reducing the target range for the federal funds rate to a range of 3.50% to 3.75%. At its most recent meeting on January 28, 2026 the FOMC decided to maintain the target range for the federal funds rate at the range set at its December 10, 2025 meeting and indicated, in considering additional adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC further indicated it is strongly committed to supporting maximum employment and reducing the annual inflation rate to its 2 percent objective.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 32% of the outstanding principal balance of our loans, gross of outstanding interest rate swaps as described further below, as of December 31, 2025 was indexed to a market rate that is expected to reprice with similar magnitude and direction as the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $1.9 billion as of December 31, 2025, representing approximately 8% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 19, “Derivative Financial Instruments” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K. Refer to the section titled “Management of Market Risk” within this Item 7 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
Non-GAAP Financial Measures
We present certain non-GAAP financial measures, which management uses to evaluate our performance, and which exclude the effects of certain transactions, non-cash items and GAAP adjustments that we believe are unrelated to our core business and are therefore not necessarily indicative of our current performance or financial position. Management believes excluding these items facilitates greater visibility for investors into our core business as well as underlying trends that may, to some extent, be obscured by inclusion of such items in the corresponding GAAP financial measures. Except as otherwise indicated, the information presented for the years ended December 31, 2023, 2022, and 2021 within this section excludes discontinued operations. Refer to Note 24, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further discussion regarding discontinued operations.
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, tangible net income to average tangible shareholders’ equity, tangible operating net income to average tangible shareholders’ equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) gains and losses on sales of securities available for sale, net, (ii) gains and losses on the sale of other equity investments, (iii) gains and losses on the sale of other assets, (iv) impairment charges on tax credit investments and associated tax credit benefits, (v) other real estate owned (“OREO”) gains and losses, (vi) merger and acquisition expenses, and (vii) certain discrete tax items.
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

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except per share data)
Net income (loss) from continuing operations (GAAP)	$88,219	$119,561	$(62,689)
Non-GAAP adjustments:
Add:
Provision for non-PCD acquired loans (1)	—	40,899	—
Noninterest income components:
Losses on sales of securities available for sale, net	269,638	16,798	333,170
Gain on sale of other equity investment	(1,584)	(9,291)	—
Losses on sales of other assets	731	2,620	3
Noninterest expense components:
Impairment of lease acquired in a merger	3,469	—	—
Merger and acquisition expenses (2)	35,688	36,664	5,495
Total impact of non-GAAP adjustments	307,942	87,690	338,668
Less net tax benefit associated with non-GAAP adjustment (3)	78,184	10,631	108,705
Non-GAAP adjustments, net of tax	$229,758	$77,059	$229,963
Operating net income (non-GAAP)	$317,977	$196,620	$167,274

Weighted average common shares outstanding during the period:
Basic	203,174,651	181,126,320	162,293,020
Diluted	204,335,650	182,181,073	162,403,097

Earnings (loss) per share from continuing operations, basic	$0.43	$0.66	$(0.39)
Earnings (loss) per share from continuing operations, diluted	$0.43	$0.66	$(0.39)

Operating earnings per share, basic (non-GAAP)	$1.57	$1.09	$1.03
Operating earnings per share, diluted (non-GAAP)	$1.56	$1.08	$1.03
(1)The provision for non-PCD acquired loans for the year ended December 31, 2024 was recorded prior to our adoption of ASU 2025-08, Financial Instrument- Credit Losses (Topic 326): Purchased Loans. Refer to Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further discussion.
(2)Comprised of merger and acquisition expenses incurred related to our acquisitions of HarborOne and Cambridge.
(3)The net tax benefit associated with these items is generally determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income.

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income (loss), noninterest expense and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Net interest income (GAAP)	$828,585	$607,597	$550,409	$568,054	$429,827
Add:
Tax-equivalent adjustment (non-GAAP) (1)	20,512	18,620	17,181	12,736	6,093
Fully-taxable equivalent net interest income (non-GAAP)	849,097	626,217	567,590	580,790	435,920
Noninterest (loss) income (GAAP)	(105,936)	123,917	(237,753)	76,750	97,437
Less:
(Losses) gains on sales of securities available for sale, net	(269,638)	(16,798)	(333,170)	(3,157)	1,166
Gain on sale of other equity investment	1,584	9,291	—	—	—
(Losses) gains on sales of other assets	(731)	(2,620)	(3)	1,365	26
Noninterest income on an operating basis (non-GAAP)	162,849	134,044	95,420	78,542	96,245
Noninterest expense (GAAP)	$596,943	$508,368	$418,602	$388,649	$360,955
Less:
(Reversal of) impairment charge on tax credit investments	—	—	—	—	(170)
Impairment of lease acquired in a merger	3,469	—	—	—	—
Merger and acquisition expenses (2)	35,688	36,664	5,495	—	35,456
Settlement and expenses for putative consumer class action matters	—	—	—	—	3,325
Defined Benefit Plan settlement loss	—	—	—	12,045	—
Plus:
Gain on sale of other real estate owned	—	—	—	—	87
Noninterest expense on an operating basis (non-GAAP)	557,786	471,704	413,107	376,604	322,431
Less: Amortization of intangible assets	34,179	14,569	1,804	1,198	219
Noninterest expense for calculation of operating efficiency ratio (non-GAAP)	$523,607	$457,135	$411,303	$375,406	$322,212
Total revenue from continuing operations (GAAP)	$722,649	$731,514	$312,656	$644,804	$527,264
Total operating revenue (non-GAAP)	$1,011,946	$760,261	$663,010	$659,332	$532,165
Ratios
Efficiency ratio (GAAP)	82.60%	69.50%	133.89%	60.27%	68.46%
Operating efficiency ratio (non-GAAP)	51.74%	60.13%	62.04%	56.94%	60.55%
(1)Interest income on tax-exempt loans and investment securities has been adjusted to an FTE basis using a marginal tax rate of 22.0% for the year ended December 31, 2025, 21.8% for the year ended December 31, 2024, 21.8% for the year ended December 31, 2023, 21.6% for the year ended December 31, 2022, and 21.0% for the year ended December 31, 2021.
(2)Comprised of merger and acquisition expenses incurred related to our acquisition of HarborOne, Cambridge, and Century. Merger and acquisition expenses previously reported for the years ended December 31, 2022 and 2021 related to acquisitions by Eastern Insurance Group were excluded from the above table as they were reclassified to discontinued operations.

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$4,340,553	$3,611,967	$2,974,855	$2,471,790	$3,406,352
Less: Goodwill and other intangibles	1,300,930	1,050,158	566,205	661,126	649,703
Tangible shareholders’ equity (non-GAAP)	3,039,623	2,561,809	2,408,650	1,810,664	2,756,649
Tangible assets:
Total assets (GAAP)	30,586,856	25,557,880	21,133,278	22,646,858	23,512,128
Less: Goodwill and other intangibles	1,300,930	1,050,158	566,205	661,126	649,703
Tangible assets (non-GAAP)	$29,285,926	$24,507,722	$20,567,073	$21,985,732	$22,862,425
Shareholders’ equity to assets ratio (GAAP)	14.2%	14.1%	14.1%	10.9%	14.5%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	10.4%	10.5%	11.7%	8.2%	12.1%
Book value per share:
Common shares issued and outstanding	235,646,558	213,909,472	176,426,993	176,172,073	186,305,332
Book value per share (GAAP)	$18.42	$16.89	$16.86	$14.03	$18.28
Tangible book value per share (non-GAAP)	$12.90	$11.98	$13.65	$10.28	$14.80

The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income (loss) from continuing operations and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	As of December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Net income (loss) from continuing operations (GAAP)	$88,219	$119,561	$(62,689)	$186,511	$145,531
Add: Amortization of intangible assets	34,179	14,569	1,804	1,198	219
Less: Tax effect of amortization of intangible assets (2)	9,433	4,036	509	337	62
Tangible net income (loss) from continuing operations (non-GAAP)	$112,965	$130,094	$(61,394)	$187,372	$145,688

Operating net income (non-GAAP) (1)	$317,977	$196,620	$167,274	$195,950	$160,589
Add: Amortization of intangible assets	34,179	14,569	1,804	1,198	219
Less: Tax effect of amortization of intangible assets (2)	9,433	4,036	509	337	62
Tangible operating net income (non-GAAP)	$342,723	$207,153	$168,569	$196,811	$160,746

Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$3,775,145	$3,268,863	$2,571,001	$2,831,533	$3,424,570
Less: Average goodwill and other intangibles	1,079,099	791,489	643,977	655,653	414,441
Average tangible shareholders’ equity (non-GAAP)	$2,696,046	$2,477,374	$1,927,024	$2,175,880	$3,010,129
Ratios:
Return (loss) on average total shareholders’ equity (GAAP)	2.34%	3.66%	(2.44)%	6.59%	4.25%
Return (loss) on average tangible shareholders’ equity (non-GAAP)	4.19%	5.25%	(3.19)%	8.61%	4.84%
Operating return on average tangible shareholders’ equity (non-GAAP)	12.71%	8.36%	8.75%	9.05%	5.34%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income (loss).
(2)The tax effect of amortization of intangible assets was calculated using our combined statutory tax rate of 27.6% for the year ended December 31, 2025, 27.7% for the year ended December 31, 2024, 28.2% for the year ended December 31, 2023, and 28.1% for the years ended 2022 and 2021.

Financial Position
Summary of Financial Position

	As of December 31,		Change
	2025	2024	Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$316,869	$1,006,880	$(690,011)	(68.5)%
Securities available for sale	3,825,569	4,021,598	(196,029)	(4.9)%
Securities held to maturity	599,557	420,715	178,842	42.5%
Loans, net of allowance for loan losses	22,753,224	17,549,402	5,203,822	29.7%
Federal Home Loan Bank stock	13,838	5,865	7,973	135.9%
Goodwill and other intangibles, net	1,300,930	1,050,158	250,772	23.9%
Deposits	25,470,751	21,319,340	4,151,411	19.5%
Borrowed funds	214,938	66,179	148,759	224.8%
Cash and cash equivalents
Total cash and cash equivalents decreased by $690.0 million, or 68.5%, to $0.3 billion at December 31, 2025 from $1.0 billion at December 31, 2024. This decrease was primarily due to an increase in gross loans of $1.0 billion, excluding loans acquired from HarborOne, and a decrease in total deposits of $181.8 million, excluding deposits acquired from HarborOne. Also contributing to the overall decrease were net repayments of FHLB advances of $369.3 million, which includes repayment of advances assumed in connection with our merger with HarborOne. For further discussion of the change in securities, loans, and deposits, refer to the later “Loans,” and “Deposits” sections in this Item 7. For further information regarding our merger with HarborOne, refer to Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
U.S. government securities: As of December 31, 2025, our U.S. government securities consisted of U.S. Treasury securities. As of December 31, 2024, our U.S. government securities consisted of U.S. Agency bonds and U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions. U.S. Agency bonds include securities issued by Fannie Mae, Freddie Mac, the FHLB, and the Federal Farm Credit Bureau.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of December 31,
	2025	2024
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,533,309	$2,561,895
Government-sponsored commercial mortgage-backed securities	1,060,331	1,161,111
U.S. Agency bonds	—	17,672
U.S. Treasury securities	50,350	97,619
State and municipal bonds and obligations	181,579	183,301
Total available for sale securities, at fair value	3,825,569	4,021,598
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	210,142	231,709
Government-sponsored commercial mortgage-backed securities	185,185	189,006
State and municipal bonds and obligations	167,346	—
Corporate bonds	36,884	—
Total held to maturity securities, at amortized cost	599,557	420,715
Total	$4,425,126	$4,442,313
Our securities portfolio has remained consistent with a balance of $4.4 billion at December 31, 2025 and 2024. This consistency was due to the offsetting effect of sales of AFS securities of $1.6 billion, AFS and HTM maturities and principal paydowns of $0.5 billion, and purchases of AFS and HTM securities of $1.4 billion. Included in this activity are principal paydowns and proceeds from the sale of securities acquired in connection with our merger with HarborOne of $298.3 million, representing substantially all of the securities acquired at fair value. All acquired securities, with the exception of two corporate bonds, paid down or were sold immediately following the completion of the merger. No gain or loss was recognized upon the sale as the securities were marked to fair value in connection with our purchase accounting based upon quoted sale prices.
We did not have trading investments at December 31, 2025 and 2024.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $348.8 million at December 31, 2025 compared to $183.1 million at December 31, 2024.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both December 31, 2025 and 2024, we had no securities categorized as Level 3 within the fair value hierarchy.

The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the years ended December 31, 2025 and 2024. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted-Average Yield

	Securities Maturing as of December 31, 2025 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.54%	2.43%	2.21%	2.92%	2.91%
Government-sponsored commercial mortgage-backed securities	2.10	3.94	1.98	2.02	3.02
U.S. Treasury securities	4.19	—	—	—	4.19
State and municipal bonds and obligations	2.52	2.93	3.74	4.15	3.75
Total available for sale securities	3.68%	3.86%	2.78%	2.83%	3.00%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.35	—	2.21
State and municipal bonds and obligations	—	—	—	5.54	5.54
Corporate bonds	—	7.35	7.10	—	7.11
Total held to maturity securities	—%	2.20%	4.23%	4.05%	3.67%
Total	3.68%	3.58%	3.39%	2.95%	3.08%

	Securities Maturing as of December 31, 2024 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.83%	2.37%	1.68%	1.71%	1.72%
Government-sponsored commercial mortgage-backed securities	—	1.96	2.32	1.94	2.02
U.S. Agency bonds	—	1.56	—	—	1.56
U.S. Treasury securities	3.15	0.78	—	—	1.96
State and municipal bonds and obligations	2.40	2.76	3.59	4.12	3.70
Total available for sale securities	3.07%	1.91%	2.49%	1.82%	1.89%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.36	—	2.22
Total held to maturity securities	—%	2.16%	2.36%	2.86%	2.57%
Total	3.07%	1.95%	2.47%	1.88%	1.95%
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

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated, and the balance of loans, by category, that were acquired in connection with our merger with HarborOne as of the merger date of November 1, 2025:

	As of December 31,			HarborOne Acquired Loan Balances	Organic Change
	2025	2024	Change ($)		Amount ($)	Percentage (%)
	(Dollars in thousands)
Commercial and industrial	$4,324,615	$3,296,068	$1,028,547	$457,680	$570,867	17.3%
Commercial real estate	9,529,071	7,119,523	2,409,548	2,145,652	263,896	3.7%
Commercial construction	567,597	494,842	72,755	123,528	(50,773)	(10.3)%
Business banking	1,603,489	1,448,176	155,313	217,328	(62,015)	(4.3)%
Residential real estate	5,516,114	4,063,659	1,452,455	1,334,072	118,383	2.9%
Consumer home equity	1,758,099	1,385,394	372,705	200,754	171,951	12.4%
Other consumer	275,511	271,422	4,089	11,526	(7,437)	(2.7)%
Total gross loans	$23,574,496	$18,079,084	$5,495,412	$4,490,540	$1,004,872	5.6%
We consider our loan portfolio to be relatively diversified by borrower and industry. Our loans increased $5.5 billion, or 30.4%, to $23.6 billion at December 31, 2025 from $18.1 billion at December 31, 2024. The increase as of December 31, 2025 was primarily due to loans acquired in connection with our merger with HarborOne. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for additional discussion. Excluding the addition of acquired loans, our gross loans increased $1.0 billion, or 5.6%, which was primarily attributable to continued investment in resources targeted to grow our commercial and industrial loan portfolio and an increase in our commercial real estate investment loans driven by steady growth in our multifamily property type segment.

We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties. As of December 31, 2025 and 2024, the amortized cost balances of concentrations in our commercial loan portfolios were as follows:

	Commercial and Industrial
	2025		2024 (1)
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Education	$754,918	17.6%	$694,739	21.3%
Accommodation	557,724	13.0%	266,386	8.2%
Wholesale Trade	535,559	12.5%	279,947	8.6%
Professional and Scientific	377,082	8.8%	326,486	10.0%
Real Estate	347,760	8.1%	342,537	10.5%
Health Care	231,490	5.4%	164,557	5.0%
Finance and Insurance	229,626	5.3%	174,313	5.3%
Utilities	209,697	4.9%	146,716	4.5%
Manufacturing	207,666	4.8%	114,510	3.5%
Transportation	190,886	4.4%	150,465	4.6%
Admin Support	187,896	4.4%	169,153	5.2%
Other industries	465,398	10.8%	436,766	13.3%
Total portfolio	$4,295,702	100.0%	$3,266,575	100.0%
(1)Certain loan property types, previously reported separately in our 2024 10-K, were combined to align with our presentation as of December 31, 2025.

	Commercial Real Estate
	2025			2024 (1)
	Balance	Percentage (%)		Balance	Percentage (%)
	(Dollars in thousands)
Multifamily	$3,658,965	38.9%		$2,897,232	41.1%
Retail	1,246,853	13.2%		963,192	13.7%
Office	1,224,657	13.0%		941,850	13.4%
Industrial	1,179,350	12.5%		746,945	10.6%
Hospitality	625,431	6.7%	ROUND +0.001	259,178	3.7%
Education	394,154	4.2%		336,645	4.8%
Self Storage	265,796	2.8%		236,231	3.4%
Other property types	819,155	8.7%		662,805	9.3%
Total portfolio	$9,414,361	100.0%		$7,044,078	100.0%
(1)Certain loan property types, previously reported separately in our 2024 10-K, were combined to align with our presentation as of December 31, 2025.

	Commercial Construction
	2025		2024 (1)
	Balance	Percentage (%)	Balance	Percentage (%)
	(Dollars in thousands)
Multifamily	$355,147	63.0%	$386,932	78.7%
Education	53,929	9.6%	3,602	0.7%
Industrial	45,528	8.1%	14,748	3.0%
For Sale Housing	32,373	5.7%	44,160	9.0%
Office	25,098	4.5%	1,406	0.3%
Assisted Living	13,751	2.4%	334	0.1%
Retail	12,286	2.2%	12,667	2.6%
Other property types	25,373	4.5%	27,800	5.6%
Total portfolio	$563,485	100.0%	$491,649	100.0%
(1)Certain loan property types, previously reported separately in our 2024 10-K, were combined to align with our presentation as of December 31, 2025.
We believe that the loan to value ratio (“LTV”) is an important factor in monitoring the risk characteristics of our loans secured by real estate. The following tables show the distribution of loan balances, on an amortized cost basis, by LTV and year of origination for each of our portfolios of loans secured by real estate as of December 31, 2025:

	Balance of Commercial Real Estate Loans Originated During the Year Ended December 31,
	2025	2024	2023	2022	2021	2020 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$5,557	$—	$—	$—	$17	$5,117	$10,691
50.00% or lower	276,857	246,476	356,757	908,091	399,026	1,554,503	3,741,710
50.01% - 69.99%	507,527	167,066	303,624	1,074,506	763,884	1,209,809	4,026,416
70.00% - 79.99%	112,891	102,106	128,448	246,347	158,349	172,931	921,072
80.00% - 89.99% (3)	7,983	7,985	10,464	92,247	14,495	53,017	186,191
90.00% or higher (3)	16,126	100,877	83,718	172,120	61,029	94,411	528,281
Total	$926,941	$624,510	$883,011	$2,493,311	$1,396,800	$3,089,788	$9,414,361
Weighted average LTV	55.63%	57.62%	61.40%	56.08%	55.46%	47.98%	53.85%

	Balance of Residential Real Estate Loans Originated During the Year Ended December 31,
	2025	2024	2023	2022	2021	2020 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$36,054	$—	$—	$—	$81	$9,494	$45,629
50.00% or lower	57,894	34,945	44,934	166,634	341,915	508,179	1,154,501
50.01% - 69.99%	79,079	41,804	81,350	315,508	545,916	732,794	1,796,451
70.00% - 79.99%	147,791	91,375	161,637	527,751	366,559	239,854	1,534,967
80.00% - 89.99%	79,745	43,424	84,016	210,841	73,481	58,004	549,511
90.00% or higher	53,521	29,490	25,667	31,777	1,939	8,727	151,121
Total	$454,084	$241,038	$397,604	$1,252,511	$1,329,891	$1,557,052	$5,232,180
Weighted average LTV	72.58%	72.31%	71.42%	68.53%	59.92%	55.75%	63.10%

	Balance of Consumer Home Equity Loans Originated During the Year Ended December 31,
	2025	2024	2023	2022	2021	2020 and Prior	Total
Current LTV (1)	(Dollars in thousands)
Not available (2)	$282,821	$227,902	$178,434	$269,380	$157,527	$191,055	$1,307,119
50.00% or lower	5,601	7,117	6,692	10,442	6,064	95,322	131,238
50.01% - 69.99%	9,286	9,749	10,191	16,728	6,431	85,603	137,988
70.00% - 79.99%	8,041	10,340	8,082	16,708	9,589	67,619	120,379
80.00% - 89.99%	5,087	5,386	5,777	9,971	4,833	25,608	56,662
90.00% or higher	—	—	—	—	181	43	224
Total	$310,836	$260,494	$209,176	$323,229	$184,625	$465,250	$1,753,610
Weighted average LTV	64.23%	64.09%	63.95%	63.95%	63.93%	56.45%	59.38%
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
The maturity distribution of our loan portfolio is one factor used by management to evaluate the risk characteristics of our loan portfolio. The following table shows the maturity distribution of our loans, on a gross basis, as of December 31, 2025:
Scheduled Contractual Loan Maturity

	One Year or Less (1)	One to Five Years	Five to Fifteen Years	After Fifteen Years	Total
	(In thousands)
Commercial and industrial	$553,366	$1,957,227	$968,902	$816,207	$4,295,702
Commercial real estate	1,161,538	4,162,041	3,687,460	403,322	9,414,361
Commercial construction	131,675	208,628	152,007	71,175	563,485
Business banking	214,970	458,841	837,018	82,865	1,593,694
Residential real estate	1,041	30,572	377,975	4,822,592	5,232,180
Consumer home equity	1,868	24,652	245,348	1,481,742	1,753,610
Other consumer	54,988	103,904	73,141	—	232,033
Total loans	$2,119,446	$6,945,865	$6,341,851	$7,677,903	$23,085,065
(1)Includes demand loans, or loans without a stated maturity.
The interest rate risk of our loan portfolio is an important element in the management of net interest margin. We attempt to manage the relationship between the interest rate sensitivity of our assets and liabilities to produce an effective interest differential that is not significantly impacted by changes in the level of interest rates. The following table shows the interest rate risk of our loans, on a gross basis, due one year after December 31, 2025:
Loan Interest Rate Risk

	Due after December 31, 2026
	Fixed	Adjustable	Total
	(In thousands)
Commercial and industrial	$1,224,146	$2,518,190	$3,742,336
Commercial real estate	4,433,539	3,819,284	8,252,823
Commercial construction	247,384	184,426	431,810
Business banking	510,859	867,865	1,378,724
Residential real estate	3,897,103	1,334,036	5,231,139
Consumer home equity	343,163	1,408,579	1,751,742
Other consumer	174,382	2,663	177,045
Total loans	$10,830,576	$10,135,043	$20,965,619

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
Special mention, substandard and doubtful loans totaled 5.0% and 4.9% of total commercial loans outstanding at December 31, 2025 and 2024, respectively.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
For the retail portfolio, which includes residential real estate, consumer home equity, and other consumer portfolios, we monitor credit quality using the borrower’s FICO score. As of December 31, 2025, 72.8% of retail borrowers, based on amortized cost balances, have a FICO score of 740 or greater. The following table shows the balances by borrowers’ current FICO scores as of the dates indicated:

	As of December 31, 2025			As of December 31, 2024
	Residential Real Estate	Consumer Home Equity	Other Consumer	Residential Real Estate	Consumer Home Equity	Other Consumer
Current FICO (1)	(Dollars in thousands)
Not available (2)	$56,429	$24,608	$17,455	$35,784	$26,906	$18,024
640 or lower	154,600	82,198	6,677	118,720	65,538	3,656
641 – 699	353,379	198,398	11,468	314,204	154,184	13,882
700 – 739	702,495	329,713	22,350	521,330	257,035	23,199
740 or higher	3,965,277	1,118,693	174,083	2,938,344	881,625	168,418
Total	$5,232,180	$1,753,610	$232,033	$3,928,382	$1,385,288	$227,179
Average FICO	769.4	755.0	783.0	770.9	755.4	783.0
(1)Borrower FICO scores are updated on a semi-annual basis, and the most recent update occurred in December 2025. Borrower FICO scores related to loans acquired in connection with our merger with HarborOne were not updated in 2025, and are scheduled to be updated in the second quarter of 2026, as part of the annual process.
(2)Insufficient data available to report.
The delinquency rate of our total loan portfolio decreased to 0.56% at December 31, 2025 from 0.62% at December 31, 2024.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of December 31,
	2025	2024
Commercial and industrial	0.17%	0.00%
Commercial real estate	0.22%	0.46%
Commercial construction	0.18%	—%
Business banking	1.83%	1.19%
Residential real estate	1.02%	1.04%
Consumer home equity	0.99%	1.29%
Other consumer	0.35%	0.62%
Total	0.56%	0.62%
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
NPLs increased $36.5 million, or 27%, to $172.3 million at December 31, 2025 from $135.8 million at December 31, 2024. NPLs as a percentage of total loans decreased to 0.75% at December 31, 2025 from 0.76% at December 31, 2024. Refer to the later “Allowance for Credit Losses” section in this Item 7 for a discussion of the change in non-accrual loans which comprise our NPLs as of December 31, 2025 and 2024.
The total amount of interest recorded on NPLs during both the years ended December 31, 2025 and 2024 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $7.9 million and $8.8 million for the years ended December 31, 2025 and 2024, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. The aggregate amortized cost balance as of December 31, 2025 of loans modified during the year ended December 31, 2025 which were determined to be modifications to borrowers experiencing financial difficulty was $67.1 million. Included in such modifications were four commercial real estate loans collateralized by properties in our office risk segment. The aggregate amortized cost balance as of December 31, 2024 of loans modified during the year ended December 31, 2024 which were determined to be modifications to borrowers experiencing financial difficulty was $30.7 million.
As of December 31, 2025, there were two loans with an aggregate balance of $0.3 million that had been modified to borrowers experiencing financial difficulty during the during the twelve-month period then ended which had subsequently defaulted during the year ended December 31, 2025. As of December 31, 2024, there were three loans with an aggregate balance of $0.5 million that had been modified to borrowers experiencing financial difficulty during the twelve-month period then ended which had subsequently defaulted during the year ended December 31, 2024.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the merger date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the merger date. As of December 31, 2025 and 2024, the carrying amount of PCD loans was $659.7 million and $331.4 million, respectively. The increase in PCD loans was due to our acquisition of PCD loans in the fourth quarter of 2025 in connection with our merger with HarborOne which was completed on November 1, 2025 and which added $514.6 million in PCD loans on a gross amortized cost basis, including the day-1 gross-up adjustment of the allowance for loan losses and loan amortized cost balance.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit the potential to be unable to comply in the future with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $1.7 million, or 0.4%, to $413.7 million at December 31, 2025 from $412.0 million at December 31, 2024. These loans as a percentage of total loans decreased to 1.8% at December 31, 2025 from 2.3% at December 31, 2024.
Commercial Real Estate Office Exposure. Our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, mixed-use, and laboratory/life sciences office properties where rental income is primarily from office space) totaled $1.3 billion and $1.0 billion as of December 31, 2025 and 2024, respectively. Included in this total as of December 31, 2025, were loans with a balance of $323.9 million which were acquired during year ended December 31, 2025 in connection with our merger with HarborOne. As of December 31, 2025, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 87.5% of the total recorded investment balance of office-related CRE loans are located, and approximately 19.6% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as reduced occupancy as a result of the increase in hybrid and fully remote work arrangements post-COVID and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of December 31, 2025, four of our office-related CRE loans, which had a total recorded investment balance of $36.7 million, were on non-accrual status of which $9.7 million were acquired during year ended December 31, 2025 in connection with our merger with HarborOne. As of December 31, 2024, twelve of our office-related CRE loans were on non-accrual status and had a total recorded investment balance of $87.0 million.
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	As of December 31,
	2025	2024
	(In thousands)
Commercial real estate
Pass	$1,065,028	$848,526
Special mention	38,503	30,409
Substandard	105,824	71,088
Doubtful	36,772	87,012
Total commercial real estate	$1,246,127	$1,037,035
Commercial construction
Pass	$25,021	$—
Special mention	—	621
Substandard	—	779
Doubtful	—	—
Total commercial construction	$25,021	$1,400
Total	$1,271,148	$1,038,435

The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	As of December 31,
	2025	2024
	(In thousands)
Commercial real estate
Office	$562,157	$540,219
Medical office	135,003	55,333
Mixed-use	425,529	337,966
Laboratory/life science (1)	123,438	103,517
Total commercial real estate	$1,246,127	$1,037,035
Commercial construction
Office	$489	$1,400
Medical office	5,324	—
Mixed-use	19,208	—
Laboratory/life science	—	—
Total commercial construction	$25,021	$1,400
Total	$1,271,148	$1,038,435
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
The allowance for loan losses increased by $102.9 million, or 44.9%, to $331.8 million, or 1.44% of total loans, at December 31, 2025 from $229.0 million, or 1.29% of total loans at December 31, 2024. The increase in the allowance for loan losses was primarily due to our merger with HarborOne, which was completed on November 1, 2025. In connection with the merger, we recorded an allowance for loan losses related to acquired loans of $103.7 million, as a gross-up of the corresponding loan balance. Excluding these amounts, the allowance for loan losses decreased by $0.8 million from December 31, 2024 to December 31, 2025. For further discussion of the change in the allowance for loan losses and the provision for allowance for loans losses, refer to Note 6, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets. Our reserve for unfunded lending commitments increased by $3.3 million, or 25%, to $16.4 million at December 31, 2025 from $13.1 million at December 31, 2024.
The following table summarizes credit ratios for the periods presented:
Credit Ratios

	For the Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$9,905	$(59)	$(283)	$(1,053)	$623
Commercial real estate	15,603	40,349	7,810	(91)	243
Commercial construction	(1,242)	—	—	—	—
Business banking	1,322	1,309	2,778	223	3,567
Residential real estate	(41)	(177)	(97)	(94)	(87)
Consumer home equity	85	(77)	(34)	(23)	(161)
Other consumer	1,409	1,906	1,953	1,625	1,373
Total net loan charge-offs	$27,041	$43,251	$12,127	$587	$5,558
Average loans:
Commercial and industrial	$3,656,829	$3,198,008	$3,197,668	$2,944,064	$2,015,665
Commercial real estate	7,640,566	6,287,261	5,377,304	4,886,951	3,960,818
Commercial construction	482,922	453,372	357,499	294,805	191,771
Business banking	1,360,475	1,149,337	981,496	1,021,720	1,241,770
Residential real estate	4,111,073	3,213,200	2,536,374	2,063,193	1,508,796
Consumer home equity	1,494,421	1,292,616	1,193,270	1,129,757	869,110
Other consumer	221,257	216,900	188,476	197,659	233,932
Average total loans (1)	$18,967,543	$15,810,694	$13,832,087	$12,538,149	$10,021,862
Total net charge-offs (recoveries) to average total loans outstanding during the period
Commercial and industrial	0.27%	0.00%	(0.01)%	(0.04)%	0.03%
Commercial real estate	0.20	0.64	0.15	0.00	0.01
Commercial construction	(0.26)	—	—	—	—
Business banking	0.10	0.11	0.28	0.02	0.29
Residential real estate	0.00	(0.01)	0.00	0.00	(0.01)
Consumer home equity	0.01	(0.01)	0.00	0.00	(0.02)
Other consumer	0.64	0.88	1.04	0.82	0.59
Total net charge-offs to average total loans outstanding during the period	0.14%	0.27%	0.09%	0.00%	0.06%
Total loans	$23,085,065	$17,778,354	$13,948,360	$13,562,528	$12,255,068
Total non-accrual loans	$172,339	$135,820	$52,557	$38,604	$32,993
Allowance for loan losses	$331,841	$228,952	$148,993	$142,211	$97,787
Allowance for loan losses as a percent of total loans	1.44%	1.29%	1.07%	1.05%	0.80%
Non-accrual loans as a percent of total loans	0.75%	0.76%	0.38%	0.28%	0.27%
Allowance for loan losses as a percent of non-accrual loans	192.55%	168.57%	283.49%	368.38%	296.39%
(1)Average loan balances exclude loans held for sale
Non-accrual loans increased $36.5 million, or 27%, to $172.3 million at December 31, 2025 from $135.8 million at December 31, 2024, primarily due to loans acquired from HarborOne and which were already on non-accrual or were transferred to non-accrual following the completion of the merger. As of December 31, 2025, the amount of loans on non-accrual which were acquired from HarborOne was $89.9 million. For additional information regarding the credit quality of our loans, see Note 6, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

The following tables set forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition and the related loan balances as a percentage of total loans as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of December 31,
	2025			2024
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$65,768	19.82%	18.34%	$41,090	17.95%	18.24%
Commercial real estate	164,376	49.53%	40.42%	116,175	50.74%	39.37%
Commercial construction	21,058	6.35%	2.41%	8,462	3.70%	2.74%
Business banking	22,921	6.91%	6.80%	19,899	8.69%	8.01%
Residential real estate	44,177	13.31%	23.40%	32,291	14.10%	22.48%
Consumer home equity	9,171	2.76%	7.46%	7,472	3.26%	7.66%
Other consumer	4,370	1.32%	1.17%	3,563	1.56%	1.50%
Total	$331,841	100.00%	100.00%	$228,952	100.00%	100.00%

	As of December 31,
	2023			2022			2021
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$26,959	18.09%	21.71%	$26,859	18.89%	23.21%	$18,018	18.43%	24.10%
Commercial real estate	65,475	43.95%	39.05%	54,730	38.49%	37.97%	52,373	53.56%	36.82%
Commercial construction	6,666	4.47%	2.77%	7,085	4.98%	2.48%	2,585	2.64%	1.81%
Business banking	14,913	10.01%	7.77%	16,189	11.38%	8.03%	10,983	11.23%	10.87%
Residential real estate	25,954	17.42%	18.36%	28,129	19.78%	18.13%	6,556	6.70%	15.69%
Consumer home equity	5,595	3.76%	8.65%	6,454	4.54%	8.75%	3,722	3.81%	8.96%
Other consumer	3,431	2.30%	1.69%	2,765	1.94%	1.43%	3,308	3.38%	1.75%
Other	—	—%	—%	—	—%	—%	242	0.25%	—%
Total	$148,993	100.00%	100.00%	$142,211	100.00%	100.00%	$97,787	100.00%	100.00%
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
For additional information regarding our allowance for loan losses, see Note 6, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

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
We held an investment in the FHLBB of $13.8 million and $5.9 million at December 31, 2025 and 2024, respectively. The amount of stock we are required to purchase is in proportional to our FHLB borrowings and level of total assets.
Goodwill and other intangible assets
The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below:

	As of December 31,
	2025	2024
	(In thousands)
Balances not subject to amortization
Goodwill	$1,117,148	$914,957
Balances subject to amortization
Core deposit intangibles	164,280	111,296
Customer list intangible	18,711	22,841
Trade name intangible	791	1,064
Total balances subject to amortization	183,782	135,201
Total goodwill and other intangible assets	$1,300,930	$1,050,158
The balance of our goodwill and other intangible assets was $1.3 billion and $1.1 billion at December 31, 2025 and 2024, respectively. The increase in goodwill and other intangible assets at December 31, 2025 from 2024 was due to our merger with HarborOne during the fourth quarter of 2025. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for additional discussion. We did not record any impairment to our goodwill or other intangible assets during the years ended December 31, 2025 and 2024. For discussion of the impairment testing performed, refer to Note 9, “Goodwill and Other Intangible Assets” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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

The following table presents our deposits as of the dates indicated, and the balance of deposits, by category, that were acquired in connection with our merger with HarborOne as of the merger date of November 1, 2025:
Components of Deposits

	As of December 31,			HarborOne Acquired Deposit Balances	Organic Change
	2025	2024	Change		Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$6,341,205	$5,992,082	$349,123	$829,583	$(480,460)	(8.0)%
Interest checking	4,727,219	4,606,250	120,969	213,992	(93,023)	(2.0)%
Savings	2,010,028	1,648,323	361,705	426,449	(64,744)	(3.9)%
Money market investments	7,885,707	5,736,362	2,149,345	1,500,765	648,580	11.3%
Certificate of deposits	4,506,592	3,336,323	1,170,269	1,362,373	(192,104)	(5.8)%
Total deposits	$25,470,751	$21,319,340	$4,151,411	$4,333,162	$(181,751)	(0.9)%
Deposits increased by $4.2 billion, or 19.5%, to $25.5 billion at December 31, 2025 from $21.3 billion at December 31, 2024. This increase was primarily due to the addition of deposits acquired in connection with our merger with HarborOne, which was completed on November 1, 2025. Excluding the acquired deposit balances, deposits decreased $181.8 million, or 0.9%, at December 31, 2025 from December 31, 2024. This decrease was primarily driven by regular deposit outflows during the year ended December 31, 2025.
The Bank’s estimate of total uninsured deposits was $10.2 billion and $9.0 billion at December 31, 2025 and 2024, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $8.1 billion and $6.9 billion at December 31, 2025 and 2024, respectively.
The following table presents the classification of deposits on an average basis for the years indicated:
Classification of Deposits on an Average Basis

	For the Year Ended December 31,
	2025		2024		2023
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$5,803,876	—%	$5,348,124	—%	$5,404,208	—%
Interest checking	4,482,914	0.94%	4,167,043	1.04%	4,070,585	0.60%
Savings (1)	1,683,451	0.30%	1,487,842	0.21%	1,535,578	0.01%
Money market investments	6,309,936	2.35%	5,283,231	2.66%	4,918,343	2.11%
Certificates of deposit	3,487,640	3.93%	3,146,139	4.78%	2,303,520	4.24%
Total deposits	$21,767,817	1.53%	$19,432,379	1.74%	$18,232,234	1.24%
(1)Includes the reclassification of the escrow deposits of borrowers to deposit savings accounts recorded in the first quarter of 2025 for comparability purposes.

Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated had maturities as follows:
Maturities of Time Certificates of Deposit $250,000 and Over

	As of December 31,
	2025	2024
Maturing in	(In thousands)
Three months or less	$734,723	$416,015
Over three months through six months	467,873	544,598
Over six months through twelve months	202,541	156,565
Over twelve months	8,465	5,161
Total	$1,413,602	$1,122,339
Borrowings
Our borrowings may consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity.
The following table sets forth information concerning balances on our borrowings as of the dates indicated:
Borrowings by Category

	As of December 31,		Change
	2025	2024	Amount ($)	Percentage (%)
	(In thousands)
Interest rate swap collateral funds	$15,321	$48,590	$(33,269)	(68.5)%
Federal Home Loan Bank advances	199,617	17,589	182,028	1034.9%
Total	$214,938	$66,179	$148,759	224.8%
Our total borrowings increased by $148.8 million to $214.9 million at December 31, 2025 compared to $66.2 million at December 31, 2024. The increase was primarily due to increased balances of FHLB advances which increased due to FHLB borrowings assumed in connection with our merger with HarborOne. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 7 for additional discussion of our liquidity position.

Results of Operations
Summary of Results of Operations

	For the Year Ended December 31,		Change
	2025	2024	Amount ($)	Percentage (%)
	(Dollars in thousands)
Interest and dividend income	$1,164,234	$946,766	$217,468	23.0%
Interest expense	335,649	339,169	(3,520)	(1.0)%
Net interest income	828,585	607,597	220,988	36.4%
Provision for allowance for loan losses	26,200	67,380	(41,180)	(61.1)%
Noninterest (loss) income	(105,936)	123,917	(229,853)	(185.5)%
Noninterest expense	596,943	508,368	88,575	17.4%
Income tax expense	11,287	36,205	(24,918)	(68.8)%
Net income	$88,219	$119,561	$(31,342)	(26.2)%
Comparison of the Years Ended December 31, 2025 and 2024
Interest and Dividend Income
Interest and dividend income increased by $217.5 million, or 23.0%, to $1.2 billion during the year ended December 31, 2025 from $946.8 million during the year ended December 31, 2024. The increase was due to an increase in both the average balance and yields of our loan portfolio. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on loans increased $201.3 million, or 24.9%, to $1.0 billion during the year ended December 31, 2025 from $808.0 million during the year ended December 31, 2024. The increase in interest income on our loans was primarily due to an increase in the average balance of our loans and an increase in the yield on our loans. The average balance of our loan portfolio increased $3.2 billion, or 20.0%, to $19.0 billion during the year ended December 31, 2025 from $15.8 billion during the year ended December 31, 2024. This increase was primarily due to loans acquired in connection with our 2025 merger with HarborOne, which was completed in November 2025, and our 2024 merger with Cambridge, which was completed in July 2024. The overall yield on our loans increased 20 basis points during the year ended December 31, 2025 in comparison to the year ended December 31, 2024, which was primarily due to accretion of the discounts recorded related to loans acquired in our mergers with HarborOne and Cambridge.
•Interest income on securities and other short-term investments increased by $16.2 million, or 11.7%, to $154.9 million during the year ended December 31, 2025 from $138.7 million during the year ended December 31, 2024. The increase was primarily due to an increase in our combined yield on our securities and other short-term investments, which increased 76 basis points during the year ended December 31, 2025 in comparison to the year ended December 31, 2024 due to sales of AFS securities and the purchase of new securities with higher yields. Partially offsetting this increase was a decrease in the average balance of our securities and other short-term investments during the year ended December 31, 2025, which resulted from sales and maturities and principal paydowns of AFS and HTM securities.
Interest Expense
During the year ended December 31, 2025 interest expense decreased by $3.5 million to $335.6 million from $339.2 million during the year ended December 31, 2024. This decrease was primarily due to deposit interest expense which decreased during the year ended December 31, 2025 by $5.0 million to $332.4 million from $337.4 million. This decrease was due to a decrease in rates paid on deposits.
Net Interest Income
Net interest income increased by $221.0 million, or 36.4%, to $828.6 million during the year ended December 31, 2025 from $607.6 million during the year ended December 31, 2024. Net interest income increased due to an increase in our net interest margin of 67 basis points, to 3.51%. Also contributing to the increase was an increase in the balance of average total interest-earning assets of $2.2 billion, or 9.8%, to $24.2 billion during the year ended December 31, 2025 from $22.0 billion during the year ended December 31, 2024.

The following chart shows our net interest margin over the past five years:

Net Interest Margin ("NIM")
3.75%
3.50%
3.25%
3.00%
2.75%
2.50%
2021
2022
2023
2024
2025
NIM

Net interest margin is determined by dividing FTE net interest income by average-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using a marginal tax rate of 22.0%, 21.8%, and 21.8% for the years ended December 31, 2025, 2024, and 2023, respectively.
Net interest margin increased 67 basis points basis points to 3.51% during the year ended December 31, 2025, from 2.85% during the year ended December 31, 2024. The increase in net interest margin for the year ended December 31, 2025 from the year ended December 31, 2024 was primarily due to an increase in the average balance and yield on interest-earning assets. Also contributing to the increase was a decrease in the cost of our interest-bearing liabilities.

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
Average Balances, Interest Earned/Paid, & Average Yields/Costs

	As of and for the Year Ended December 31,
	2025			2024			2023
	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost	Average Outstanding Balance	Interest	Average Yield /Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1):
Commercial	$13,140,791	$727,071	5.53%	$11,087,978	$591,885	5.34%	$9,913,968	$491,427	4.96%
Residential	4,118,369	185,818	4.51%	3,214,769	131,648	4.10%	2,538,588	90,139	3.55%
Consumer	1,715,678	114,715	6.69%	1,509,516	101,552	6.73%	1,381,745	86,167	6.24%
Total loans	18,974,838	1,027,604	5.42%	15,812,263	825,085	5.22%	13,834,301	667,733	4.83%
Non-taxable investment securities	252,675	10,302	4.08%	197,391	7,342	3.72%	197,682	7,279	3.68%
Taxable investment securities	4,554,448	131,272	2.88%	5,176,736	90,582	1.75%	6,050,024	101,233	1.67%
Other short-term investments	379,641	15,568	4.10%	810,670	42,377	5.23%	720,864	37,395	5.19%
Total interest-earning assets	24,161,602	1,184,746	4.90%	21,997,060	965,386	4.39%	20,802,871	813,640	3.91%
Non-interest-earning assets	1,996,930			1,296,780			921,622
Total assets	$26,158,532			$23,293,840			$21,724,493
Interest-bearing liabilities:
Deposits:
Savings accounts	$1,683,451	$5,054	0.30%	$1,487,842	$3,172	0.21%	$1,535,578	$223	0.01%
Interest checking accounts	4,482,914	42,133	0.94%	4,167,043	43,187	1.04%	4,070,585	24,235	0.60%
Money market investments	6,309,936	148,287	2.35%	5,283,231	140,695	2.66%	4,918,343	104,002	2.11%
Time accounts	3,487,640	136,930	3.93%	3,146,139	150,349	4.78%	2,303,520	97,621	4.24%
Total interest-bearing deposits	15,963,941	332,404	2.08%	14,084,255	337,403	2.40%	12,828,026	226,081	1.76%
Borrowings	90,506	3,245	3.59%	47,307	1,766	3.73%	399,019	19,969	5.00%
Total interest-bearing liabilities	16,054,447	335,649	2.09%	14,131,562	339,169	2.40%	13,227,045	246,050	1.86%
Demand accounts	5,803,876			5,348,124			5,404,208
Other noninterest-bearing liabilities	525,064			545,291			522,239
Total liabilities	22,383,387			20,024,977			19,153,492
Shareholders’ equity	3,775,145			3,268,863			2,571,001
Total liabilities and shareholders’ equity	$26,158,532			$23,293,840			$21,724,493
Net interest income - FTE		$849,097			$626,217			$567,590
Net interest rate spread (2)			2.81%			1.99%			2.05%
Net interest-earning assets (3)	$8,107,155			$7,865,498			$7,575,826
Net interest margin - FTE (4)			3.51%			2.85%			2.73%
Average interest-earning assets to interest-bearing liabilities	150.50%			155.66%			157.28%
Return on average assets (5)	0.34%			0.51%			1.07%
Return on average equity (6)	2.34%			3.66%			9.03%
Noninterest expenses to average assets (7)	2.28%			2.18%			2.35%
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
(5)Represents net income, including net income from discontinued operations in the case of the year ended December 31, 2023, divided by average total assets.
(6)Represents net income, including net income from discontinued operations in the case of the year ended December 31, 2023, divided by average equity.
(7)Includes noninterest expenses included in results of discontinued operations in the case of the year ended December 31, 2023. Refer to Note 24, “Discontinued Operations” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
Rate and Volume Analysis

	For the Year Ended December 31, 2025 vs. 2024			For the Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In thousands)
Interest-earning assets:
Loans
Commercial	$22,264	$112,922	$135,186	$39,550	$60,908	$100,458
Residential	14,402	39,768	54,170	15,163	26,346	41,509
Consumer	(625)	13,788	13,163	7,078	8,307	15,385
Total loans	36,041	166,478	202,519	61,791	95,561	157,352
Non-taxable investment securities	757	2,203	2,960	74	(11)	63
Taxable investment securities	52,683	(11,993)	40,690	4,469	(15,120)	(10,651)
Other short-term investments	(7,733)	(19,076)	(26,809)	290	4,692	4,982
Total interest-earning assets	$81,748	$137,612	$219,360	$66,624	$85,122	$151,746
Interest-bearing liabilities:
Deposits:
Savings accounts	$1,424	$458	$1,882	$2,956	$(7)	$2,949
Interest checking accounts	(4,191)	3,137	(1,054)	18,365	587	18,952
Money market investments	(17,747)	25,339	7,592	28,532	8,161	36,693
Time accounts	(28,637)	15,218	(13,419)	13,640	39,088	52,728
Total interest-bearing deposits	(49,151)	44,152	(4,999)	63,493	47,829	111,322
Borrowings	(73)	1,552	1,479	(4,071)	(14,132)	(18,203)
Total interest-bearing liabilities	(49,224)	45,704	(3,520)	59,422	33,697	93,119
Change in net interest income	$130,972	$91,908	$222,880	$7,202	$51,425	$58,627

The following chart shows the composition of our yearly average interest-earning assets for the past five years:

Average Interest-Earning Assets
$30,000,000
$20,000,000
$10,000,000
$—
(in thousands)
2021
2022
2023
2024
2025
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded a provision for allowance for loan losses of $26.2 million for the year ended December 31, 2025, compared to a provision of $67.4 million for the year ended December 31, 2024. For information regarding the change in the allowance for loan loss, including factors leading to the provision for allowance for loan loss recorded during the year ended December 31, 2025, see Note 6, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Management’s estimate of our allowance for loan losses as of December 31, 2025 and the provision for loan losses for the year ended December 31, 2025, was supported, in part, by Oxford Economics’ December 2025 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed U.S. economic growth in 2026 will be larger than 2025 growth as U.S. gross domestic product (“GDP”) will grow by 2.5%. This forecast reflects the impact of steady consumer spending along with a decrease in effective tariff rates, but a slight increase in the unemployment rate and and increase in the duration of a higher unemployment rate. Primary macroeconomic assumptions included in management’s evaluation of the adequacy of the allowance for loan losses included a rise in the unemployment rate. Further, the forecast assumed that the FOMC will decrease federal funds rates multiple times in 2026. Refer to the section titled “Outlook and Trends” within this Item 7 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 6, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience a slight growth in GDP in 2025 of 0.2%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $19.9 million as of December 31, 2025. The upside scenario assumed GDP growth of 3.4% in 2025 along with sustained recovery. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $8.8 million as of December 31, 2025.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.

Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest (Loss) Income

	For the Year Ended December 31,		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Investment advisory fees	$69,921	$46,126	$23,795	51.6%
Service charges on deposit accounts	35,035	32,004	3,031	9.5%
Card income	18,260	16,612	1,648	9.9%
Interest rate swap income	3,755	2,819	936	33.2%
Income from investments held in rabbi trusts	9,963	9,675	288	3.0%
Mortgage banking income (loss)	2,877	(887)	3,764	(424.4)%
Losses on sales of securities available for sale, net	(269,638)	(16,798)	(252,840)	1,505.2%
Miscellaneous income and fees	23,038	27,695	(4,657)	(16.8)%
Non-operating income	853	6,671	(5,818)	(87.2)%
Total noninterest (loss) income	$(105,936)	$123,917	$(229,853)	(185.5)%
Noninterest income decreased by $229.9 million, or 185.5%, to a loss of $105.9 million for the year ended December 31, 2025, from $123.9 million for the year ended December 31, 2024. This decrease was primarily due to a $252.8 million increase in losses on sales of securities available for sale, a $5.8 million decrease in other non-operating income and a $4.7 million decrease in miscellaneous income and fees. These items were partially offset by a $23.8 million increase in investment advisory fees.
•Losses on sales of securities available for sale were $269.6 million for the year ended December 31, 2025 compared to $16.8 million for the year ended December 31, 2024. This increase in losses was due to sales of securities with an aggregate book value of $1.9 billion during the year ended December 31, 2025 compared to $1.1 billion of sales during the year ended December 31, 2024. Included in these total book value amounts are securities we acquired in our mergers with HarborOne and Cambridge that were sold immediately following the closing of mergers at no gain or loss.
•Other non-operating income decreased primarily as a result of a gain on the sale of an other equity investment recognized during the year ended December 31, 2024 which exceeded the gain on sale of another other equity investment recognized during the year ended December 31, 2025.
•Miscellaneous income and fees decreased primarily as a result of non-recurring fee income received during the year ended December 31, 2024 as a result of the early withdrawal of an omnibus deposit contract which did not recur during year ended December 31, 2025.
•Investment advisory fees increased due to an increase in our assets under management, which increased due to our merger with Cambridge through which we acquired $5.0 billion in assets held in a fiduciary, custodial or agency capacity for customers. Our merger with Cambridge was completed in July 2024, and therefore contributed to increased trust and investment advisory fee income for a partial year in 2024 compared to a full year in 2025.

Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	For the Year Ended December 31,		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$336,040	$287,626	$48,414	16.8%
Office occupancy and equipment	45,553	41,932	3,621	8.6%
Data processing	78,619	70,464	8,155	11.6%
Professional services	14,641	12,753	1,888	14.8%
Marketing	9,626	7,754	1,872	24.1%
FDIC insurance	14,642	13,866	776	5.6%
Amortization of other intangible assets	34,179	14,569	19,610	134.6%
Other operating expenses	24,486	22,740	1,746	7.7%
Non-operating expense	39,157	36,664	2,493	6.8%
Total noninterest expense	$596,943	$508,368	$88,575	17.4%
Noninterest expense increased by $88.6 million, or 17.4%, to $596.9 million during the year ended December 31, 2025 from $508.4 million during the year ended December 31, 2024. This increase was primarily due to a $48.4 million increase in salaries and employee benefits expense, a $19.6 million increase in amortization of intangible assets, and a $8.2 million increase in data processing expense.
•Salaries and employee benefits expenses increased primarily due to an increase in salaries and wages expense, an increase in incentives, and an increase in health insurance expense.
◦Salaries and wages expense increased $34.6 million primarily due to an increase in the number of employees as a result of our mergers with HarborOne and Cambridge, in addition to regular employee wage increases.
◦Incentives increased $8.7 million primarily due to an increase in the number employees participating in our incentive compensation plans which was primarily the result of our mergers with HarborOne and Cambridge.
◦Health insurance expense increased $5.8 million primarily due to an increase in the number of employees, which was primarily driven by our mergers with HarborOne and Cambridge.
•Amortization of intangible assets increased primarily due to an increase in intangible assets in connection with our mergers with HarborOne and Cambridge, resulting in a corresponding increase in amortization expense.
•Data processing expense increased primarily due to increases in volume expenses, such as debit card processing expense and core data processing expense, in connection with our mergers with HarborOne and Cambridge. Also contributing to this increase was an increase in investment in key technology platforms.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision included in continuing operations and applicable tax rates for the periods indicated:

Tax Provision and Applicable Tax Rates

	For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Combined federal and state income tax provisions	$11,287	$36,205
Effective income tax rates	11.3%	23.2%
Blended statutory tax rate	27.6%	27.7%
Income tax expense decreased by $24.9 million to $11.3 million for the year ended December 31, 2025 from $36.2 million for the year ended December 31, 2024. The decrease was primarily due to lower pre-tax income for the year ended December 31, 2025 from the year ended December 31, 2024 and due to losses generated during the year ended December 31, 2024 for which a state tax benefit could not be realized.
For additional information related to our income taxes see Note 14, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
For further discussion of management’s economic forecast assumptions and our sensitivity analysis of the allowance for loan losses as of December 31, 2025, refer to the earlier “Provision for Loan Losses” discussion within the “Results of Operations” within this Item 7. For additional information on our allowance for loan losses, refer to Note 6, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Goodwill. Acquisitions of businesses are accounted for using the acquisition method of accounting whereby goodwill represents the excess of purchase price over the fair value of net assets acquired.
We evaluate goodwill for impairment at least annually, which we performed as of November 30, 2025, using a quantitative impairment approach. An assessment is also performed to the extent relevant events and/or circumstances occur which may indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The quantitative impairment test compares the book value to the fair value of each reporting unit. If the book value exceeds the fair value, an impairment is charged to net income. As of December 31, 2025, management identified one reporting unit for purposes of testing goodwill for impairment: the banking business.
We performed our annual assessment of impairment for the banking business as of November 30, 2025. The assessment included a comparison of the banking reporting unit’s carrying value of equity to estimated fair value of equity using the market capitalization method of the market approach. We evaluated conditions as of the assessment date and how a market participant would evaluate a control premium for the banking reporting unit. The implied control premium was estimated using the discounted cash flow method of the income approach by evaluating the present value of market participant cost savings and synergies. Based upon the assessment, we determined there was no impairment of our goodwill as of November 30, 2025.
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
For additional information on our goodwill and other intangibles, refer to Note 9, “Goodwill and Other Intangible Assets” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Business Combinations. As indicated above, acquisitions of businesses are accounted for using the acquisition method of accounting. In accordance with applicable accounting guidance, we recognize assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. We use third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the merger date, including loans, core deposit intangibles, and time deposits. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain. For further discussion of our methodology for estimating the fair value of acquired assets and assumed liabilities in connection with our merger with HarborOne, see Note 3, “Mergers and Acquisitions” within the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The allowance for credit losses on acquired loans is recognized within business combination accounting. For further discussion of our accounting policies for estimating credit losses on acquired loans, see Note 2, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
For additional information on our income taxes, refer to Note 14, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Pension and other Post Retirement Benefit Plans. For information regarding our pension and other postretirement benefit plans including our pension contributions, investment strategies, assumptions, the change in benefit obligation and related plan assets, pension funding requirements and future net benefit payments, refer to Note 2, “Summary of Significant Accounting Policies” and Note 16, “Employee Benefits” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
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
In November 2025, an investment policy study was completed for the Defined Benefit Plan. As a result of the study, it was determined that the weighted-average long-term rate of return on assets of 7.00% was reasonable as of December 31, 2025.
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
For our Defined Benefit Plan and the Non-Qualified Benefit Equalization Plan, the interest rates used to convert annuities to the actuarial equivalent lump sum amounts were selected based on the applicable segment rates under Internal Revenue Code Section 417(e) (November 2025, released in December 2025) and rounded to the nearest 25 basis points.
The Society of Actuaries (“SOA”) most recently issued mortality improvement tables during the year ended December 31, 2021. We reviewed our recent mortality experience and we determined our current mortality assumptions were appropriate to measure our pension plan obligations as of December 31, 2025.
Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to pension expense over future periods. The unamortized pre-tax actuarial loss on all of our pension plans was $11.7 million and $34.1 million at December 31, 2025 and December 31, 2024, respectively. The year-over-year change was primarily due to an increase in plan assets, partially offset by a decrease in discount rates.
The overfunded status of all of our pension plans improved during the year ended December 31, 2025 to $130.4 million from $110.9 million primarily due to: (i) actual pension plan investment returns greater than expected of $31.7 million; partially offset by (ii) changes in other actuarial assumptions and demographic data updates; and (iii) the unfavorable effect of a decrease in discount rates of $8.0 million.
The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant:

	Effect on 2025 Pension Expense	Effect on December 31, 2025 Pension Benefit Obligation
	(in thousands)
25 basis point decrease in discount rate	$845	$9,692
25 basis point increase in discount rate	(809)	(9,304)
25 basis point decrease in expected rate of return on plan assets	1,311	N/A
25 basis point increase in expected rate of return on plan assets	(1,311)	N/A
25 basis point decrease in lump sum conversion rates	454	2,625
25 basis point increase in lump sum conversion rates	(436)	(2,522)

Recent Accounting Pronouncements
Relevant standards that we adopted during the year ended December 31, 2025:
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
In November 2025, the FASB issued ASU 2025-08, Financial Instrument- Credit Losses (Topic 326): Purchased Loans. The amendments in this update expand the population of acquired financial assets subject to the gross-up approach in Topic 326, Financial Instrument- Credit Losses. In accordance with the amendments in this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” (defined below) are purchased seasoned loans and accounted for using the gross-up approach at acquisition. Specifically, after an entity determines that a loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendments to determine whether the loan is seasoned and, therefore, should be accounted for using the gross-up approach.
All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. We elected to early-adopt this ASU and applied the amendments to loans acquired in our merger with HarborOne. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information including the initial allowance for loan losses recognized on purchased seasoned loans acquired in the merger.
Relevant standards that were recently issued but which we had not yet adopted as of December 31, 2025:

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

In April 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer of a Variable Interest Entity. The amendments in this update are intended to improve the requirements for identifying the accounting acquirer in Topic 805, Business Combinations. The amendments in this update differ from current generally accepted accounting principles because, for certain transactions, they replace the requirement that the primary beneficiary always is the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. The amendments in this update enhance the comparability of financial statements across entities engaging in acquisition transactions effected primarily by exchanging equity interests when the legal acquiree meets the definition of a business. Specifically, under the amendments, acquisition transactions in which the legal acquiree is a variable interest entity will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The amendments in this update do not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. For public business entities, the amendments in ASU 2025-03 are effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Adoption should be done on a prospective basis. Early adoption is permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this standard will have a material impact on our Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this update help clarify and refine hedge accounting requirements, including clarifications to documentation and designation in regards to hedge relationships. The update introduces improvements to hedge accounting to better align financial reporting with the economic results of an entity's risk management activities. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the Board focused on identifying the interim disclosures that are currently required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after a previous SEC disclosure requirement, is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. The amendments in this update also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. For public business entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. We do not expect the adoption of this standard will have a material impact on our Consolidated Financial Statements.
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

The tables below set forth, as of December 31, 2025 and 2024, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of December 31, 2025
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(1.7)%	(20)%
200	(0.6)%	(12)%
100	(0.2)%	(10)%
Flat	—%	—%
(100)	(0.1)%	(10)%
(200)	0.0%	(12)%
(400)	1.4%	(20)%

	As of December 31, 2024
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(2.1)%	(20)%
200	(0.9)%	(12)%
100	(0.4)%	(10)%
Flat	—%	—%
(100)	0.2%	(10)%
(200)	0.3%	(12)%
(400)	2.4%	(20)%
(1)Assumes an immediate uniform change in interest rates at all maturities.
As of December 31, 2025, our model, as indicated above, shows modest changes in net interest income in rising and falling rate scenarios. In the rising rate scenarios, modeled funding costs are expected to outpace the growth in earning asset income. In the falling rate scenarios, net interest income is essentially unchanged, except for the shock down 400 basis point scenario, where funding costs are modeled to fall faster than interest earning asset yields. This represents a modest increase in asset sensitivity from December 31, 2024, driven by a modest decrease in asset duration, due in part to the reduced impact of the cash flow hedge portfolio. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period.
Management may use techniques such as investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. Hedging strategies such as, for example, receive-fixed and pay-fixed swaps, interest rate caps, floors, or collars, may be used to protect against benchmark interest rates either rising or falling. The type of derivatives we primarily use to hedge market risk are interest rate swap agreements designated as cash flow hedging instruments. When the Federal Reserve began raising interest rates in March of 2022 from very low levels, management began evaluating a derivative strategy designed to limit our exposure to downward rate scenarios. In 2022, management executed receive-fixed interest rate swap agreements on floating-rate loans which have a total notional value of $1.9 billion as of December 31, 2025. These swaps are designated as cash flow hedges and management believes these derivatives provide significant protection against falling interest rates, as they have the effect of converting floating rate loan exposure to fixed rates. These receive-fixed swaps constitute the entirety of our current hedge portfolio. Management may, from time to time, due to actual or projected changes in market rates or our risk exposure, evaluate other hedging strategies, although we believe our current Net Interest Income and Economic Value of Equity simulation analyses support maintaining the current derivatives strategy. For additional information related to our interest rate derivative financial instruments, see Note 19, “Derivative Financial Instruments” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our EVE model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at both December 31, 2025 and 2024. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
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
EVE Interest Rate Sensitivity (2)

Change in Interest Rates (basis points) (1)	As of December 31, 2025		EVE as a Percentage of Total Assets (3)
	Estimated Increase (Decrease) in EVE from Level
	Percent	Policy Limit

400	(3.0)%	(30)%	22.17%
200	(0.6)%	(20)%	21.81%
100	(0.3)%	N/A	21.43%
Flat	—	—	21.02%
(100)	(0.9)%	N/A	20.38%
(200)	(3.4)%	(20)%	19.46%
(400)	(15.1)%	(30)%	16.45%

Change in Interest Rates (basis points) (1)	As of December 31, 2024		EVE as a Percentage of Total Assets (3)
	Estimated Increase (Decrease) in EVE from Level
	Percent (%)	Policy Limit

400	(10.8)%	(30)%	22.34%
200	(5.7)%	(20)%	22.50%
100	(3.0)%	N/A	22.56%
Flat	—	—	22.65%
(100)	3.2%	N/A	22.73%
(200)	5.6%	(20)%	22.63%
(400)	8.8%	(30)%	22.06%
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
We participate in a reciprocal deposit network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other banks in the same network depending on our funding needs. As of both December 31, 2025 and 2024, we had no one-way sell deposits. At December 31, 2025 and 2024, we had repurchased $2.3 billion and $2.1 billion, respectively, of previously sold reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At December 31, 2025, we had $198.1 million in outstanding advances and the ability to borrow up to an additional $3.0 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At December 31, 2025, we had the ability to borrow up to $3.9 billion from the Federal Reserve Bank of Boston Discount Window. At December 31, 2025, cash and cash equivalents were $316.9 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $7.0 billion, providing total liquidity sources of $7.3 billion. These liquidity sources provided 90% coverage of all customer uninsured and uncollateralized deposits, which totaled $8.1 billion, or 32% of total deposits, as of December 31, 2025. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” within this Item 7.
Sources of Liquidity

	As of December 31,
	2025		2024
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
Brokered deposits (1)	$84,703	$—	$—	$—
Reciprocal deposits	2,267,539	—	2,063,135	—
Federal Home Loan Bank (2)	198,058	3,049,296	17,589	2,375,565
Federal Reserve Bank of Boston—Discount Window (3)	—	3,902,128	—	2,825,634
Total	$2,550,300	$6,951,424	$2,080,724	$5,201,199
(1)Additional borrowing capacity has not been assessed in this category.
(2)As of December 31, 2025 and 2024, loans with a carrying value of $5.0 billion and $2.3 billion, respectively, and securities with a carrying value of $157.6 million and $1.0 billion, respectively, were pledged to the FHLBB resulting in this additional unused borrowing capacity. The outstanding balance of FHLB borrowings as of December 31, 2025 shown above excludes the remaining premium related to borrowings assumed in connection with our merger with HarborOne of $1.6 million.
(3)As of December 31, 2025 and 2024, loans with a carrying value of $5.0 billion and $3.1 billion, respectively, and securities with a carrying value of $414.2 million and $794.8 million, respectively, were pledged to the Discount Window, resulting in this additional borrowing capacity.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At December 31, 2025 and 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. For additional information regarding our regulatory capital requirements, refer to Note 15, “Minimum Regulatory Capital Requirements” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
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
The following table summarizes our short-term (e.g. maturity of one year or less) and long-term (e.g. maturity of greater than one year) contractual obligations, other commitments and contingencies at December 31, 2025.

	One Year or Less	After One Year	Total
	(In thousands)
Commitments to extend credit (1)	$1,599,684	$5,703,067	$7,302,751
Standby letters of credit	80,914	2,691	83,605
Operating lease obligations	17,696	84,829	102,525
FHLB advances	46,531	153,086	199,617
Forward commitments to sell loans	35,861	—	35,861
Total	$1,780,686	$5,943,673	$7,724,359
(1)Unused commitments that are deemed to be unconditionally cancellable are included in the less than one year category in the above table. Commitments to extend credit was comprised of $4.2 billion of commitments under commercial loans and lines of credit (including $658.0 million of unadvanced portions of construction loans), $2.6 billion of commitments under home equity loans and lines of credit, $226.0 million in overdraft coverage commitments, $44.5 million of unfunded commitments related to residential real estate loans and $154.4 million in other consumer loans and lines of credit as of December 31, 2025.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is included in Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management of Market Risk.”

ITEM 8. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastern Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastern Bankshares, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Allowance for loan losses

Description of the Matter
The Company’s loan portfolio totaled $23.6 billion as of December 31, 2025. As of December 31, 2025, management established an allowance for loan losses of $332 million. As described in Note 2 and Note 6 to the consolidated financial statements, the Company uses its allowance methodology to systematically estimate the amount of expected lifetime losses in the loan portfolio. Expected lifetime losses are estimated on a collective basis for loans sharing similar risk characteristics and are determined using a quantitative model based on management’s determination of a loan’s probability of default, loss given default and exposure at default, which are derived from the Company’s historical losses, industry loss experience and other factors, adjusted for economic forecasts. The quantitative model is combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. Additionally, the Company estimates an allowance for loan losses on an individual basis for loans that do not share similar risk characteristics, based on discounted cash flows or fair value of collateral.

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

We tested management’s quantitative model including, among other procedures, evaluating the model validation procedures performed over conceptual soundness of model methodology, tested management’s quantitative model including an evaluation of the model validation procedures performed over conceptual soundness of model methodology, assessed model governance policies and procedures, and assessed the conceptual soundness of the Company’s qualitative factor framework utilized in determining the overall allowance for loan losses.

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

Fair Value of Acquired Loans and Core Deposit Intangible Recognized as Part of the HarborOne Merger

Description of the Matter	As described in Note 3 to the consolidated financial statements, the Company acquired HarborOne on November 1, 2025. The transaction has been accounted for as a business combination and accordingly, the assets acquired and liabilities assumed from HarborOne were recorded at fair value as of the merger date. The fair value of loans acquired from HarborOne was approximately $4.49 billion as of November 1, 2025. As disclosed by the Company, the fair value of acquired loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Additionally, the Company recognized a core deposit intangible asset of approximately $82.8 million as of November 1, 2025. The fair value of the core deposit intangible asset was determined based on projected cash flows, discounted at a rate commensurate with market participants.

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
Boston, Massachusetts
March 2, 2026

EASTERN BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except per share data)	2025	2024
ASSETS
Cash and due from banks	$126,103	$92,590
Short-term investments	190,766	914,290
Cash and cash equivalents	316,869	1,006,880
Securities:
Available for sale (amortized cost $4,143,163 and $4,778,644, respectively)	3,825,569	4,021,598
Held to maturity (fair value $575,974 and $371,724, respectively)	599,557	420,715
Total securities	4,425,126	4,442,313
Loans held for sale	22,761	372
Total loans	23,574,496	18,079,084
Allowance for loan losses	(331,841)	(228,952)
Unearned discounts and deferred fees, net	(489,431)	(300,730)
Net loans	22,753,224	17,549,402
Federal Home Loan Bank stock, at cost	13,838	5,865
Premises and equipment	119,984	66,641
Bank-owned life insurance	307,836	204,704
Goodwill and other intangibles, net	1,300,930	1,050,158
Deferred income taxes, net	309,963	332,128
Prepaid expenses	259,929	231,944
Other assets	756,396	667,473
Total assets	$30,586,856	$25,557,880
LIABILITIES AND EQUITY
Deposits:
Demand	$6,341,205	$5,992,082
Interest checking accounts	4,727,219	4,606,250
Savings accounts	2,010,028	1,648,323
Money market investment	7,885,707	5,736,362
Certificates of deposit	4,506,592	3,336,323
Total deposits	25,470,751	21,319,340
Borrowed funds:
Interest rate swap collateral funds	15,321	48,590
Federal Home Loan Bank advances	199,617	17,589
Total borrowed funds	214,938	66,179
Other liabilities	560,614	560,394
Total liabilities	26,246,303	21,945,913
Commitments and contingencies (see Note 18)	—	—
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized; 235,646,558 and 213,909,472 shares issued and outstanding at December 31, 2025 and 2024, respectively	2,356	2,141
Additional paid in capital	2,621,029	2,237,494
Unallocated common shares held by the Employee Stock Ownership Plan	(122,796)	(127,842)
Retained earnings	2,067,327	2,084,503
Accumulated other comprehensive income, net of tax	(227,363)	(584,329)
Total shareholders’ equity	4,340,553	3,611,967
Total liabilities and shareholders’ equity	$30,586,856	$25,557,880
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$1,009,336	$808,041	$652,095
Taxable interest and dividends on securities	131,272	90,582	101,233
Non-taxable interest and dividends on securities	8,058	5,766	5,736
Interest on federal funds sold and other short-term investments	15,568	42,377	37,395
Total interest and dividend income	1,164,234	946,766	796,459
Interest expense:
Interest on deposits	332,404	337,403	226,081
Interest on borrowings	3,245	1,766	19,969
Total interest expense	335,649	339,169	246,050
Net interest income	828,585	607,597	550,409
Provision for allowance for loan losses	26,200	67,380	20,052
Net interest income after provision for allowance for loan losses	802,385	540,217	530,357
Noninterest (loss) income:
Investment advisory fees	69,921	46,126	24,264
Service charges on deposit accounts	35,035	32,004	28,631
Card income	18,260	16,612	15,777
Interest rate swap income	3,755	2,819	1,536
Income from investments held in rabbi trusts	9,963	9,675	9,305
Mortgage banking income (loss)	2,877	(887)	(269)
Losses on sales of securities available for sale, net	(269,638)	(16,798)	(333,170)
Miscellaneous income and fees	23,038	27,695	16,176
Other non-operating income (loss)	853	6,671	(3)
Total noninterest (loss) income	(105,936)	123,917	(237,753)
Noninterest expense:
Salaries and employee benefits	336,040	287,626	253,032
Occupancy and equipment	45,553	41,932	35,990
Technology and data processing	78,619	70,464	53,951
Professional services	14,641	12,753	13,305
Marketing expenses	9,626	7,754	7,592
FDIC insurance	14,642	13,866	21,874
Amortization of intangible assets	34,179	14,569	1,804
Other operating expenses	24,486	22,740	25,559
Non-operating expenses	39,157	36,664	5,495
Total noninterest expense	596,943	508,368	418,602
Income (loss) before income tax expense (benefit)	99,506	155,766	(125,998)
Income tax expense (benefit)	11,287	36,205	(63,309)
Net income (loss) from continuing operations	$88,219	$119,561	$(62,689)
Income from discontinued operations, net of taxes	—	—	294,866
Net income	$88,219	$119,561	$232,177
Basic earnings per share
Basic earnings (loss) per share from continuing operations	$0.43	$0.66	$(0.39)
Basic earnings per share from discontinued operations	—	—	1.82
Basic earnings per share	$0.43	$0.66	$1.43
Diluted earnings per share:
Diluted earnings (loss) per share from continuing operations	$0.43	$0.66	$(0.39)
Diluted earnings per share from discontinued operations	—	—	1.82
Diluted earnings per share	$0.43	$0.66	$1.43
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$88,219	$119,561	$232,177
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	324,514	368	295,913
Net change in fair value of cash flow hedges	23,480	5,101	18,588
Net change in other comprehensive income for defined benefit postretirement plans	8,972	18,554	339
Total other comprehensive income	356,966	24,023	314,840
Total comprehensive income	$445,185	$143,584	$547,017
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2022	176,172,073	$1,762	$1,649,141	$1,881,775	$(923,192)	$(137,696)	$2,471,790
Cumulative effect accounting adjustment (1)	—	—	—	822	—		822
Dividends to common shareholders (2)	—	—	—	(67,020)	—	—	(67,020)
Issuance of restricted stock awards	47,820	1	(1)	—	—	—	—
Issuance of common stock under share-based compensation arrangements (3)	207,100	4	(1,400)	—	—		(1,396)
Share-based compensation	—	—	16,513	—	—	—	16,513
Net income	—	—	—	232,177	—	—	232,177
Other comprehensive income, net of tax	—	—	—	—	314,840	—	314,840
ESOP shares committed to be released	—	—	2,188	—	—	4,941	7,129
Balance at December 31, 2023	176,426,993	1,767	1,666,441	2,047,754	(608,352)	(132,755)	2,974,855
Dividends to common shareholders (2)	—	—	—	(82,812)	—	—	(82,812)
Repurchased common stock	(1,744,824)	(17)	(27,666)	—	—	—	(27,683)
Issuance of restricted stock awards	56,352	1	(1)	—	—	—	—
Restricted stock awards cancelled (4)	(18,513)	(3)	(235)	—	—	—	(238)
Issuance of common stock under share-based compensation arrangements (3)	301,209	4	(2,014)				(2,010)
Share-based compensation	—	—	19,269	—	—	—	19,269
Net income	—	—	—	119,561	—	—	119,561
Other comprehensive income, net of tax	—	—	—	—	24,023	—	24,023
ESOP shares committed to be released	—	—	2,443	—	—	4,913	7,356
Merger consideration:
Common stock issued for acquisition	38,769,562	388	576,116	—	—	—	576,504
Stock issuance costs	—	—	(941)	—	—	—	(941)
Cambridge Bancorp (“Cambridge”) restricted share awards converted to restricted share awards of the Company (5)	118,693	1	1,052	—	—	—	1,053
Pre-merger service credit for restricted share units (6)	—	—	3,030	—	—	—	3,030
Balance at December 31, 2024	213,909,472	2,141	2,237,494	2,084,503	(584,329)	(127,842)	3,611,967
Dividends to common shareholders (2)	—	—	—	(105,395)	—	—	(105,395)
Repurchased common stock	(6,171,784)	(61)	(107,805)	—	—	—	(107,866)
Issuance of restricted stock awards	54,236	1	(1)	—	—	—	—
Restricted stock awards cancelled (4)	(125,590)	(4)	(2,108)	—	—	—	(2,112)
Issuance of common stock under share-based compensation arrangements (3)	643,685	6	(6,984)	—	—	—	(6,978)
Share-based compensation	—	—	16,906	—	—	—	16,906
Stock options exercised	400,279	4	5,109	—	—	—	5,113
Stock issuance costs	—	—	(122)	—	—	—	(122)
Net income	—	—	—	88,219	—	—	88,219
Other comprehensive income, net of tax	—	—	—	—	356,966	—	356,966
ESOP shares committed to be released	—	—	3,344	—	—	5,046	8,390
Merger consideration:
Common stock issued for acquisition	26,936,260	269	471,923	—	—	—	472,192
HarborOne Bancorp, Inc. (“HarborOne”) stock options converted to stock options of the Company	—	—	3,273	—	—	—	3,273
Balance at December 31, 2025	235,646,558	$2,356	$2,621,029	$2,067,327	$(227,363)	$(122,796)	$4,340,553
(1)Represents gross transition adjustment amount of $1.1 million, net of taxes of $0.3 million, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update 2022-02. Refer to Note 6, “Loans and Allowance for Credit Losses” for additional discussion.
(2)The Company declared cumulative cash dividends of $0.51, $0.45, and $0.41 per share of common stock during the years ended December 31, 2025, 2024, and 2023, respectively.

(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 17, “Share-Based Compensation” for additional discussion.
(4)Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding and upon forfeiture.
(5)The Company issued 118,693 restricted stock award shares with a fair value of $1.1 million as part of the purchase consideration for the merger with Cambridge. Refer to Note 3, “Mergers and Acquisitions” for additional discussion.
(6)Represents credit for service for former employees of Cambridge retained following the merger related to restricted share unit awards converted to Company restricted share units at the merger date of July 12, 2024. Refer to Note 3, “Mergers and Acquisitions” for additional discussion.
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Operating activities
Net income (loss) from continuing operations	$88,219	$119,561	$(62,689)
Net income from discontinued operations	—	—	294,866
Net income	88,219	119,561	232,177
Adjustments to reconcile net income to net cash provided by operating activities
Provision for allowance for loan losses	26,200	67,380	20,052
Depreciation and amortization	46,942	27,030	12,295
(Accretion) amortization of deferred loan fees and premiums, net	(48,374)	(13,557)	6,445
Deferred income tax (benefit) expense	(13,550)	36,059	(18,267)
(Accretion) amortization of investment security premiums and discounts, net	(7,268)	4,539	6,281
Right-of-use asset amortization	16,584	11,277	11,348
Share-based compensation	16,906	19,269	16,047
Increase in cash surrender value of bank-owned life insurance	(5,642)	(4,326)	(3,912)
Loss on sales of securities available for sale, net	269,638	16,798	333,170
Loss on right-of-use assets, net of gains from modifications	3,592	4,685	395
Employee Stock Ownership Plan expense	8,390	7,356	7,129
Net gain on sale of other equity investments	(1,584)	(9,291)	—
Other	(253)	3,791	3,224
Loans held for sale:
Proceeds from the sales of loans held for sale	159,543	92,904	73,829
Loans originated for sale, net of repayments	(141,306)	(93,072)	(48,807)
Change in:
Prepaid pension (benefit) expense	(5,259)	(10)	4,260
Other assets	69,684	(61,851)	(14,394)
Other liabilities	(50,042)	55,294	39,035
Net cash provided by operating activities - continuing operations	432,420	283,836	385,441
Net cash used in operating activities - discontinued operations	—	—	(123,749)
Net cash provided by operating activities	432,420	283,836	261,692
Investing activities
Proceeds from sales of securities available for sale	1,635,613	1,071,021	1,899,724
Proceeds from maturities and principal paydowns of securities available for sale	465,394	373,017	423,885
Purchases of securities available for sale	(1,429,952)	(199,527)	—
Proceeds from maturities and principal paydowns of securities held to maturity	25,781	29,439	27,397
Purchases of securities held to maturity	(202,373)	—	—
Proceeds from sale of Federal Home Loan Bank stock	42,885	30,906	286,309
Purchases of Federal Home Loan Bank stock	(26,117)	(3,612)	(250,850)
Contributions to low income housing tax credit investments	(59,349)	(68,555)	(36,939)
Contributions to other equity investments	(1,698)	(1,005)	(720)
Distributions from other equity investments	5,437	387	362
Proceeds from sale of other equity investment	1,944	9,958	—
Net increase in outstanding loans	(802,374)	(209,088)	(429,268)
Net cash (paid) acquired in business combination	(1,412)	24,879	—
Purchased banking premises and equipment	(19,434)	(13,539)	(8,140)
Proceeds from sale of bank premises and equipment	—	15,116	—
Proceeds from life insurance policies	1,634	—	—
Net cash (used in) provided by investing activities - continuing operations	(364,021)	1,059,397	1,911,760
Net cash provided by investing activities - discontinued operations	—	—	488,505
Net cash (used in) provided by investing activities	(364,021)	1,059,397	2,400,265
Financing activities
Net increase (decrease) in demand, savings, interest checking, and money market investment deposit accounts	10,353	(384,720)	(2,463,133)
Net (decrease) increase in time deposits	(192,104)	208,515	1,084,655
Net decrease in borrowed funds (1)	(369,344)	(742,059)	(692,276)
Payments for repurchases of common stock	(106,589)	(27,683)	—

Proceeds from the exercise of stock options	5,113	—	—
Stock issuance costs	(122)	(941)	—
Dividends declared and paid to common shareholders	(105,717)	(82,541)	(66,671)
Net cash used in financing activities - continuing operations	(758,410)	(1,029,429)	(2,137,425)
Net cash used in financing activities - discontinued operations	—	—	(961)
Net cash used in financing activities	(758,410)	(1,029,429)	(2,138,386)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(690,011)	313,804	523,571
Cash, cash equivalents, and restricted cash at beginning of period	1,006,880	693,076	169,505
Cash, cash equivalents, and restricted cash at end of period	$316,869	$1,006,880	$693,076
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$333,260	$316,128	$231,765
Income taxes (refunded) paid	(2,514)	18,786	65,921
Non-cash activities
Capital commitments relating to low income housing tax credit projects	$23,796	$8,963	$102,001
Net increase (decrease) in operating lease right of use assets and operating lease liabilities relating to lease remeasurements/modifications	2,362	5,492	(3,881)
(1)Includes the repayment of FHLB advances assumed in connection with the Company’s mergers with HarborOne and Cambridge for the years ended December 31, 2025 and 2024, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

EASTERN BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Corporate Structure and Nature of Operations; Basis of Presentation
Corporate Structure and Nature of Operations
Eastern Bankshares, Inc., a Massachusetts corporation (the “Company”), is a bank holding company. Through its wholly-owned subsidiary, Eastern Bank (the “Bank”), the Company provides a variety of banking services and trust and investment services, through its full-service bank branches, located primarily in eastern Massachusetts, southern and coastal New Hampshire, and Rhode Island.
Eastern Insurance Group was a wholly-owned subsidiary of the Bank. On September 19, 2023, the Company and the Bank entered into an asset purchase agreement in which Arthur J. Gallagher & Co. (“Gallagher”) agreed to purchase substantially all of Eastern Insurance Group’s assets for cash consideration and to assume certain liabilities. On October 31, 2023, the Company completed its sale of its insurance agency business to Gallagher. Refer to Note 24, “Discontinued Operations” for further discussion regarding discontinued operations.
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
•reclassification of certain mortgage banking income accounts previously included in “(losses) gains on mortgage loans held for sale, net” and in “other noninterest income” to a new financial statement line item titled “mortgage banking income (loss).”
•combination of certain non-operating income accounts previously included in other noninterest income into a new financial statement line item titled “other non-operating income;”
•combination of certain non-operating expense accounts previously included in other noninterest expense into a new financial statement line item titled “non-operating expenses;”
•reclassification of merger and acquisition expenses previously included in salaries and employee benefits, occupancy and equipment, technology and data processing, professional services, marketing, and other operating expenses into a new financial statement line item titled “non-operating expenses;” and
•reclassification of proceeds from sales of loans held for investment and loan purchases to “net increase in outstanding loans.”

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and amounts due from banks, federal funds sold, and other short-term investments including restricted cash pledged, all of which have an original maturity of 90 days or less. Cash and cash equivalents includes $5.0 million and $30.0 million of restricted cash pledged as collateral at December 31, 2025 and 2024, respectively, which for purposes of the Company’s Consolidated Statements of Cash Flows, is included in cash, cash equivalents and restricted cash.
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
The Company measures expected credit losses on AFS securities on a collective basis by major security type. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the security is determined to be uncollectible, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met.
Gains and losses on sales of securities are recognized at the time of sale on the specific-identification basis.
Refer to Note 4, “Securities” for additional information regarding the measurement of impairment losses on AFS securities.
Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on HTM securities on a collective basis by major security type which, as of December 31, 2025, included government-sponsored residential, commercial mortgage-backed securities, state and municipal bonds and obligations, and corporate debt bonds. Government-sponsored residential and commercial mortgage-backed securities in the Company’s HTM portfolio are guaranteed by either the U.S. federal government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined that these securities have a zero loss expectation and therefore does not record an allowance for credit losses on these securities. State and municipal bonds and obligations and corporate debt bonds are evaluated periodically to determine if an allowance for credit losses is warranted;

however, such securities do not have a history of credit losses. Refer to Note 4, “Securities” for additional information regarding the measurement of credit losses on HTM securities.
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
Modifications of Loans to Borrowers Experiencing Financial Difficulty
The Company applies the loan refinancing and restructuring guidance codified in paragraphs 310-20-35-9 through 35-11 of the Accounting Standards Codification to determine whether a modification results in a new loan or a continuation of an existing loan. Modifications to borrowers experiencing financial difficulty include principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays and combinations thereof. Expected losses or recoveries related to loans where modifications have been granted to borrowers experiencing financial difficulty have been included in the

Company’s determination of the allowance for loan losses. The Company applies the same credit methodology it uses for similar loans that were not modified.
Acquired Loans
The Company periodically acquires loans through purchases and business combinations. Acquired loans are evaluated upon acquisition to determine if they are PCD loans which are acquired individual loans (or acquired groups of loans with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. An acquired loan that is not a PCD loan is evaluated to determine if it is a purchased seasoned loan (“PSL”). All loans acquired in a business combination that are not PCD loans, are assessed to determine if they are PSL’s. PCD loans and PSL’s are recorded at their purchase price plus the allowance for loan losses expected at the time of acquisition, or “gross up” of the amortized cost basis, if any. Changes in the current estimate of the allowance for loan losses subsequent to acquisition from the estimated allowance previously recorded are recognized in the income statement as provision for credit losses or reversal of provision for credit losses in subsequent periods as they arise. Evidence that purchased loans, measured at amortized cost, have more-than-insignificant deterioration in credit quality since origination and, therefore meet the PCD definition, may include past-due status, non-accrual status, risk rating and other standard indicators (i.e., modification due to financial difficulty, charge-offs, bankruptcy). Previous to the Company’s adoption of ASU 2025-08, described further below, a purchased loan that did not qualify as a PCD asset was accounted for similar to the Company’s method of accounting for originated assets, whereby an allowance for loan losses was recognized with a corresponding increase to the income statement provision for loan losses.
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
Refer to Note 6, “Loans and Allowance for Credit Losses” for additional information regarding the Company’s measurement of credit losses on loans receivable and off-balance sheet commitments to lend.
Loans Held for Sale
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
Certain mortgage loans that are originated for sale are accounted for under the fair value option, which is elected at origination, whereby any changes in fair value relating to loans intended for sale are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments and forward sales commitments. Gains and losses on residential loan sales are recorded in mortgage banking income. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and are not deferred.
Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with subsequent changes in fair value recorded in income through mortgage banking income. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.
Under the fair value measurement method, the Company measures mortgage servicing rights (“MSRs”) at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur and are included with changes in mortgage servicing rights fair value on the Consolidated Statements of Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayments speeds and default rates and losses.
Servicing fee income, which is reported on the Consolidated Statements of Income within mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.
Other Real Estate Owned
OREO consists of properties and other assets acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. OREO is recorded in other assets in the Consolidated Balance Sheets, on an individual asset basis at the fair value less estimated costs to sell on the date control is obtained. Any write-downs to the cost of the related asset upon transfer to OREO to reflect the asset at fair value less estimated costs to sell is recorded through the allowance for loan losses. The Company relies primarily on third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of December 31, 2025 and 2024, the Company held no OREO.
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
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of December 31, 2025:
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this update help clarify and refine hedge accounting requirements, including clarifications to documentation and designation in regards to hedge relationships. The update introduces improvements to hedge accounting to better align financial reporting with the economic results of an entity's risk management activities. Early adoption is permitted. For public business entites, the amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the Board focused on identifying the interim disclosures that are currently required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after a previous SEC disclosure requirement, is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. The amendments in this update also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. For public business entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.
Relevant standards that were adopted during the year ended December 31, 2025:
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
In November 2025, the FASB issued ASU 2025-08, Financial Instrument- Credit Losses (Topic 326): Purchased Loans. The amendments in this update expand the population of acquired financial assets subject to the gross-up approach in Topic 326, Financial Instrument- Credit Losses. In accordance with the amendments in this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” (defined below) are purchased seasoned loans and accounted for using the gross-up approach at acquisition. Specifically, after an entity determines that a loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendments to determine whether the loan is seasoned and, therefore, should be accounted for using the gross-up approach.

All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The Company elected to early-adopt this ASU and applied the amendments to loans acquired in our merger with HarborOne. Refer to Note 3, “Mergers and Acquisitions” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for further information including the initial allowance for loan losses recognized on purchased seasoned loans acquired in the merger.
3. Mergers and Acquisitions
HarborOne Bancorp, Inc. Merger
On November 1, 2025, the Company completed its merger with HarborOne. In accordance with the merger agreement, each share of HarborOne common stock, at the holder’s election, was exchanged for either (i) 0.765 shares of Company common stock and cash in lieu of any fractional share or (ii) $12.00 in cash, which was subject to allocation procedures to ensure that the total number of shares of HarborOne common stock that received the stock consideration represented between 75% and 85% of the total number of shares of HarborOne common stock outstanding immediately prior to the completion of the merger. The transaction qualified as a tax-free reorganization for federal income tax purposes and provided HarborOne shareholders with a tax-free exchange of their shares of HarborOne common stock for Company common stock as the consideration they received in the merger. Immediately following, HarborOne Bank, a wholly owned subsidiary of HarborOne, merged with and into Eastern Bank, with Eastern Bank continuing as the surviving entity. The Company issued 26.9 million shares of its common stock in the merger and paid aggregate cash consideration of $74.6 million. Based upon the closing price of Company common stock on October 31, 2025 of $17.53 per share and cash consideration paid, the transaction is valued at $550.1 million. In addition to increasing its loan and deposit base, the merger enabled the Company to expand its customer base in Rhode Island and its presence in the Greater Boston area.
The merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under this method of accounting, the respective assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $202.2 million and was recorded as goodwill. The results of HarborOne’s operations were included in the Company’s consolidated financial statements subsequent to the merger date.
The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available, including the filing of the 2025 tax return for HarborOne. As the Company finalizes its analysis of these assets and liabilities, there may be adjustments to the recorded carrying values.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of merger from HarborOne:

Net Assets Acquired at Fair Value
(In thousands)
Assets
Cash and cash equivalents	$73,234
Investment securities	300,194
Loans held for sale	30,905
Loans	4,490,540
Allowance for loan losses	(103,730)
FHLB stock	24,741
Premises and equipment	48,951
Bank owned life insurance	98,777
Goodwill	202,191
Intangible assets	82,760
Deferred income taxes, net	82,213
Prepaid expense	5,058
Other assets	131,075
Total assets acquired	5,466,909
Liabilities
Deposits (1)	4,333,162
FHLB advances	518,103
Other liabilities	65,532
Total liabilities assumed	4,916,797
Purchase price	$550,112
(1)Includes certificates of deposit, at fair value, of $1.4 billion.
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the HarborOne merger were as follows:
Investment Securities
The estimated fair values of the available for sale debt securities and held-to-maturity debt securities, primarily comprised of U.S. Government Sponsored Enterprises mortgage-backed securities, U.S. Government Sponsored Enterprises obligations and Small Business Administration (“SBA”) asset-backed securities carried on HarborOne’s balance sheet, was confirmed using actual sales quotations from sales of the securities, as the Company sold substantially all of the acquired securities, with the exception of two corporate bonds, immediately following the closing of the merger. The fair value of the corporate bonds not sold immediately following the closing of the merger, was determined using matrix pricing with observable market inputs. Based upon management’s determination, a fair value adjustment of less than $0.1 million, reflecting a net premium, was recorded on acquired securities and reflects the net unrealized loss position of such securities at the date of merger. Securities acquired that were classified on HarborOne’s balance sheet as held-to-maturity were reclassified as available for sale upon the completion of the merger and prior to sale by the Company, reflecting management’s intent with respect to such securities.
Immediately following the completion of the merger, substantially all of the investment securities acquired through its merger with HarborOne were sold. No gain or loss was recognized upon sale as such securities had been recorded by the Company based upon the quoted sale prices in determination of the purchase accounting fair value adjustment.
Loans
Loans acquired in the HarborOne merger were recorded at fair value, and there was no carryover of the allowance for loan losses. The fair value of the loans acquired from HarborOne was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Management retained a third-party valuation specialist to assist with the determination of fair values of loans acquired, the results of which were reviewed by management. The resulting total fair value mark was estimated to be a discount of $249.4 million, which includes the fair value mark on assumed unfunded loan commitments of $2.9 million.
Acquired loans were reviewed to determine if any had experienced a more-than-insignificant deterioration in credit quality since origination. Loans meeting established criteria to indicate more-than-insignificant deterioration were identified as PCD loans. All other acquired loans were determined to be PSL’s. An allowance for loan losses was calculated for the acquired loans using management’s best estimate of projected losses over the remaining life of the loan in accordance with CECL methodology. In connection with the HarborOne merger, the Company recorded an allowance for loan losses on PCD loans and PSL’s of $61.2 million and $42.6 million, respectively, which was added to the amortized cost of loans.
The following is a reconciliation of the difference between the purchase price and par value of PCD loans acquired in the merger:

As of November 1, 2025
(In thousands)
Gross amortized cost basis at November 1, 2025	$567,614
Allowance for loan losses on PCD loans	(61,171)
Interest and liquidity discount	(52,986)
Purchase price of PCD loans (at fair value)	$453,457
Premises and Equipment
The Company acquired 30 branches in the merger as of the date of closing, 14 of which were owned premises. In addition, the Company acquired 16 corporate properties in the merger with HarborOne. The fair value of properties acquired was derived by valuations prepared by an independent third party utilizing a combination of the income approach and the sales comparison approach to value the property as improved.
Leases
As part of the merger the Company added 30 lease obligations. The Company recorded a $10.5 million right-of-use asset and corresponding lease liability for these lease obligations. Lease assets and liabilities were measured using a methodology to estimate the future rental payments over the remaining lease term with discounting using the Company’s incremental borrowing rate. The lease term was determined for individual leases based on the Company’s assessment of the probability of exercising renewal options. The net effect of any off-market terms in a lease was also discounted and applied to the balance of the lease asset.
Core Deposit Intangible
The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through FHLBB borrowing rates and national brokered CD offering rates. The projected cash flows were developed using projected deposit attrition rates. Management retained a third-party valuation specialist to assist with the determination of projected cash flows, the results of which were reviewed by management. The core deposit intangible totaled $82.8 million and is being amortized on a cash-flow weighted basis over its estimated useful life of 7 years.
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
Bank Owned Life Insurance (“BOLI”)
HarborOne’s BOLI cash surrender value was $98.8 million with no fair value adjustment.
Certificates of Deposit
The fair value adjustment for certificates of deposit represents a premium from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The certificate of deposit premium, which was estimated to be $2.7 million, is being amortized into income on a level yield amortization method over the contractual life of the deposits.
FHLB Advances
The fair value adjustment for FHLB advances represents a premium from the stated interest rates on the advances that are above current market interest rates. The FHLB advances premium, which was estimated to be $2.5 million, is being amortized into income using the effective interest method over the life of the advances.
Merger-Related Expenses
The Company recorded merger and acquisition expenses of $35.7 million during the year ended December 31, 2025 related to the HarborOne merger. There were no merger and acquisitions related to the HarborOne merger during the year ended December 31, 2024. The following table presents HarborOne-related merger and acquisition costs by expense category, which are included in non-operating expenses on the Consolidated Statements of Income, for the year ended December 31, 2025:

For the Year Ended December 31, 2025
(In thousands)
Salaries and employee benefits	$14,214
Occupancy and equipment	3,012
Technology and data processing	1,626
Professional services	10,210
Marketing	513
Non-operating expense	6,113
$35,688
The following table presents certain unaudited pro forma information for the years ended December 31, 2025 and 2024. This unaudited estimated pro forma financial information was calculated as if the merger had occurred as of January 1, 2024. This unaudited pro forma information combines the historical results of HarborOne with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the merger occurred as of the beginning of the year prior to the merger. The unaudited pro forma information does not consider any changes to the provision for loan losses resulting from recording loan assets at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma Financial Information for the Years Ended December 31,
	2025	2024
	(In thousands)
Net interest income	$972,044	$789,460
Net income	140,816	148,673
Financial results of HarborOne from the date of merger through December 31, 2025 are not presented as management considers the determination of such amounts to be impracticable.

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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of merger from Cambridge:

Net Assets Acquired at Fair Value
(In thousands)
Assets
Cash and cash equivalents	$24,885
Investment securities	883,021
Loans	3,650,600
Allowance for loan losses	(55,830)
FHLB stock	27,255
Premises and equipment	23,417
Bank owned life insurance	35,676
Goodwill	357,322
Intangible assets	141,200
Deferred income taxes, net	107,989
Other assets	134,608
Total assets acquired	5,330,143
Liabilities
Deposits (1)	3,877,350
FHLB advances (2)	782,000
Other liabilities	90,200
Total liabilities assumed	4,749,550
Purchase price	$580,593
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
Acquired loans were reviewed to determine if any had experienced a more-than-insignificant deterioration in credit quality since origination. Loans meeting established criteria to indicate more-than-insignificant deterioration were identified as PCD loans, and an allowance for loan losses was calculated using management’s best estimate of projected losses over the remaining life of the loan in accordance with CECL methodology. In connection with the Cambridge merger, the Company recorded an allowance for loan losses on PCD loans of approximately $55.8 million, which was added to the amortized cost of loans.
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
Merger-Related Expenses
The Company recorded merger and acquisition expenses of $36.7 million and $5.5 million during the years ended December 31, 2024 and 2023, respectively, related to the Cambridge merger. These merger and acquisition expenses are included in non-operating expenses within the Consolidated Statements of Income and include the following:

	For the Years Ended December 31,
	2024	2023
	(In thousands)
Salaries and employee benefits	$14,719	$5
Occupancy and equipment	4,583	2
Technology and data processing	4,919	1,357
Professional services	7,320	4,080
Marketing	70	—
Other non-operating expenses	5,053	51
	$36,664	$5,495

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
Financial results of Cambridge from the date of merger through year ended December 31, 2024 are not presented as management considers the determination of such amounts to be impracticable.
4. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of AFS securities as of the dates indicated were as follows:

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,753,311	$19,846	$(239,848)	$—	$2,533,309
Government-sponsored commercial mortgage-backed securities	1,148,394	9,388	(97,451)	—	1,060,331
U.S. Treasury securities	50,030	320	—	—	50,350
State and municipal bonds and obligations	191,428	55	(9,904)	—	181,579
	$4,143,163	$29,609	$(347,203)	$—	$3,825,569

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,099,328	$—	$(537,433)	$—	$2,561,895
Government-sponsored commercial mortgage-backed securities	1,362,519	—	(201,408)	—	1,161,111
U.S. Agency bonds	19,608	—	(1,936)	—	17,672
U.S. Treasury securities	99,784	—	(2,165)	—	97,619
State and municipal bonds and obligations	197,405	—	(14,104)	—	183,301
	$4,778,644	$—	$(757,046)	$—	$4,021,598
The Company did not record a provision for credit losses on any AFS securities during either the year ended December 31, 2025 or 2024. Accrued interest receivable on AFS securities totaled $11.9 million and $8.9 million as of December 31, 2025 and 2024, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on AFS securities during either the year ended December 31,

2025 or 2024. No securities held by the Company were delinquent on contractual payments as of December 31, 2025 or 2024, nor were any such securities placed on non-accrual status during the periods then ended.
As of December 31, 2025 and 2024, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—	$—
Gross realized losses from sales of AFS securities	(269,638)	(16,798)	(333,170)
Net losses from sales of AFS securities	$(269,638)	$(16,798)	$(333,170)
Information pertaining to AFS securities with gross unrealized losses as of December 31, 2025 and 2024, for which the Company did not recognize a provision for credit losses under CECL, aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of December 31, 2025
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	292	$317	$74,415	$239,531	$1,511,918	$239,848	$1,586,333
Government-sponsored commercial mortgage-backed securities	148	—	—	97,451	608,386	97,451	608,386
State and municipal bonds and obligations	199	8	3,816	9,896	156,973	9,904	160,789
	639	$325	$78,231	$346,878	$2,277,277	$347,203	$2,355,508

	As of December 31, 2024
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	324	$9	$113,326	$537,424	$2,448,569	$537,433	$2,561,895
Government-sponsored commercial mortgage-backed securities	187	27	86,201	201,381	1,074,910	201,408	1,161,111
U.S. Agency bonds	1	—	—	1,936	17,672	1,936	17,672
U.S. Treasury securities	6	—	—	2,165	97,619	2,165	97,619
State and municipal bonds and obligations	238	819	19,361	13,285	163,940	14,104	183,301
	756	$855	$218,888	$756,191	$3,802,710	$757,046	$4,021,598
As of December 31, 2025, the Company did not intend to sell these investments and has determined based upon available evidence that it is more-likely-than-not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either December 31, 2025 or 2024.

The causes of the impairments listed in the tables above by category are as follows as of December 31, 2025 and 2024:
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
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of HTM securities as of the dates indicated were as follows:

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$210,142	$—	$(15,595)	$—	$194,547
Government-sponsored commercial mortgage-backed securities	185,185	—	(11,601)	—	173,584
State and municipal bonds and obligations	167,346	2,914	(399)	—	169,861
Corporate debt bonds	36,884	1,098	—	—	37,982
	$599,557	$4,012	$(27,595)	$—	$575,974

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$231,709	$—	$(29,438)	$—	$202,271
Government-sponsored commercial mortgage-backed securities	189,006	—	(19,553)	—	169,453
	$420,715	$—	$(48,991)	$—	$371,724
The Company did not record a provision for estimated credit losses on any HTM securities during either the year ended December 31, 2025 or 2024. As of December 31, 2025 and 2024, the accrued interest receivable on HTM securities totaled $3.6 million, and $0.9 million, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the year ended December 31, 2025 or 2024. No HTM securities held by the Company were delinquent on contractual payments as of either December 31, 2025 or 2024, nor were any such securities placed on non-accrual status during the periods then ended.
Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of December 31, 2025 and 2024 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of December 31, 2025
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$661	$657	$10,753	$10,602	$22,179	$21,006	$2,719,718	$2,501,044	$2,753,311	$2,533,309
Government-sponsored commercial mortgage-backed securities	10,528	10,368	601,026	604,330	48,278	43,673	488,562	401,960	1,148,394	1,060,331
U.S. Treasury securities	50,030	50,350	—	—	—	—	—	—	50,030	50,350
State and municipal bonds and obligations	7,040	7,011	35,647	35,181	52,939	52,451	95,802	86,936	191,428	181,579
Total available for sale securities	68,259	68,386	647,426	650,113	123,396	117,130	3,304,082	2,989,940	4,143,163	3,825,569
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	210,142	194,547	210,142	194,547
Government-sponsored commercial mortgage-backed securities	—	—	130,301	124,033	54,884	49,551	—	—	185,185	173,584
State and municipal bond obligations	—	—	—	—	—	—	167,346	169,861	167,346	169,861
Corporate debt bonds	—	—	1,012	1,014	35,872	36,968	—	—	36,884	37,982
Total held to maturity securities	—	—	131,313	125,047	90,756	86,519	377,488	364,408	599,557	575,974
Total	$68,259	$68,386	$778,739	$775,160	$214,152	$203,649	$3,681,570	$3,354,348	$4,742,720	$4,401,543

	As of December 31, 2024
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$561	$557	$21,535	$20,940	$13,212	$12,268	$3,064,020	$2,528,130	$3,099,328	$2,561,895
Government-sponsored commercial mortgage-backed securities	—	—	436,515	404,181	270,546	235,853	655,458	521,077	1,362,519	1,161,111
U.S. Agency bonds	—	—	19,608	17,672	—	—	—	—	19,608	17,672
U.S. Treasury securities	49,947	49,717	49,837	47,902	—	—	—	—	99,784	97,619
State and municipal bonds and obligations	5,368	5,319	33,497	32,284	51,326	48,743	107,214	96,955	197,405	183,301
Total available for sale securities	55,876	55,593	560,992	522,979	335,084	296,864	3,826,692	3,146,162	4,778,644	4,021,598
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	231,709	202,271	231,709	202,271
Government-sponsored commercial mortgage-backed securities	—	—	133,168	121,471	55,838	47,982	—	—	189,006	169,453
Total held to maturity securities	—	—	133,168	121,471	55,838	47,982	231,709	202,271	420,715	371,724
Total	$55,876	$55,593	$694,160	$644,450	$390,922	$344,846	$4,058,401	$3,348,433	$5,199,359	$4,393,322
Mortgage-backed securities include investments in securities that are insured or guaranteed by Freddie Mac, Ginnie Mae or Fannie Mae. Mortgage-backed securities are purchased to achieve positive interest rate spread with minimal administrative expense, and to lower the Company’s credit risk. Mortgage-backed securities and callable securities are shown at their contractual maturity dates. However, both are expected to have shorter average lives due to expected prepayments and callable features, respectively. Included in the above maturity tables as of December 31, 2025 and 2024 were $385.5 million and $196.4 million, respectively, of callable securities at fair value.
Securities Pledged as Collateral
As of December 31, 2025 and 2024, securities with a carrying value of $692.9 million and $687.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of December 31, 2025 and 2024, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Cambridge Trust Wealth Management”) and municipal deposit accounts. As of December 31, 2025 and 2024, securities with a carrying value of $0.2 billion and $1.0 billion, respectively, were pledged as collateral to the FHLBB.
As of December 31, 2025 and 2024, securities with a carrying value of $414.2 million and $794.8 million, respectively, were pledged as collateral to the Federal Reserve Discount Window (the “Discount Window”).
5. Mortgage Banking
The Company sells residential mortgages to government-sponsored entities and other parties. The Company retains no beneficial interests in these loans but may retain the servicing rights of the loans sold. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The risks in MSRs relate primarily to changes in prepayments that generally result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others were $3.3 billion and $228.4 million as of December 31, 2025 and December 31, 2024, respectively. The increase in the unpaid principal balances of mortgage loans serviced for others was due to the acquisition of HarborOne on November 1, 2025.
The Company accounts for MSRs acquired in the acquisition of HarborOne at fair value, which amounted to $39.7 million at December 31, 2025, and accounts for its existing MSRs at amortized cost, which amounted to $1.4 million and $2.1 million at December 31, 2025 and 2024, respectively. The Company obtains and reviews valuations from an independent third party to determine the fair value of MSRs. Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, and default rates.
At December 31, 2025, the following weighted average assumptions were used in the calculation of fair value of MSRs:

December 31, 2025

Prepayment speed	7.84%
Discount rate	9.86%
Default rate	1.88%
The following summarizes changes to MSRs for the periods indicated:

	For the Years Ended December 31,
	2025	2024
	(In thousands)

Beginning balance	$2,076	$—
Additions (1)	39,820	2,422
Changes in fair value due to:
Reductions from loan paydowns off during the period	(682)	—
Changes in valuation inputs or assumptions	187	—
Amortization	(692)	(346)
Ending balance	40,709	2,076
(1)Includes MSRs acquired in our merger with HarborOne which amounted to $39.7 million as of November 1, 2025.
The components of mortgage banking income were as follows for the periods indicated:

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)

Servicing fees	$1,934	$420	$209
Gain on sale of mortgage loans	2,131	(961)	(478)
Change in MSR fair value and amortization expense	(1,188)	—	—
Other	—	(346)	—
Total mortgage banking income	$2,877	$(887)	$(269)

6. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	As of December 31,
	2025	2024
	(In thousands)
Commercial and industrial	$4,324,615	$3,296,068
Commercial real estate	9,529,071	7,119,523
Commercial construction	567,597	494,842
Business banking	1,603,489	1,448,176
Residential real estate	5,516,114	4,063,659
Consumer home equity	1,758,099	1,385,394
Other consumer	275,511	271,422
Gross loans before unearned discounts and deferred fees, net	23,574,496	18,079,084
Allowance for loan losses (1)	(331,841)	(228,952)
Unearned discounts and deferred fees, net	(489,431)	(300,730)
Loans after the allowance for loan losses and net unearned discounts and deferred fees	$22,753,224	$17,549,402
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $81.9 million and $66.7 million as of December 31, 2025 and 2024, respectively, and is included within other assets on the Consolidated Balance Sheets.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the FHLBB were $5.0 billion and $2.3 billion at December 31, 2025 and 2024, respectively. The balance of funds borrowed from the FHLBB were $199.6 million and $17.6 million at December 31, 2025 and 2024, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) was $5.0 billion and $3.1 billion at December 31, 2025 and 2024, respectively. There were no funds borrowed from the FRB outstanding at either December 31, 2025 or 2024.
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

The following tables summarize the change in the allowance for loan losses by loan category for the periods indicated:

	For the Year Ended December 31, 2025
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$41,090	$116,175	$8,462	$19,899	$32,291	$7,472	$3,563	$228,952
Initial reserve on PCD loans at merger	7,397	42,196	10,014	43	1,472	35	13	61,170
Initial reserve on PSL’s at merger	5,096	19,238	814	3,079	12,300	1,775	258	42,560
Charge-offs	(10,041)	(18,818)	—	(2,970)	(105)	(124)	(2,233)	(34,291)
Recoveries	136	3,215	1,242	1,648	146	39	824	7,250
Provision (release)	22,090	2,370	526	1,222	(1,927)	(26)	1,945	26,200
Ending balance	$65,768	$164,376	$21,058	$22,921	$44,177	$9,171	$4,370	$331,841

	For the Year Ended December 31, 2024
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,959	$65,475	$6,666	$14,913	$25,954	$5,595	$3,431	$148,993
Initial reserve on PCD loans at merger	6,589	45,656	26	581	2,919	40	19	55,830
Charge-offs	(40)	(42,556)	—	(2,498)	(28)	(59)	(2,576)	(47,757)
Recoveries	99	2,207	—	1,189	205	136	670	4,506
Provision	7,483	45,393	1,770	5,714	3,241	1,760	2,019	67,380
Ending balance	$41,090	$116,175	$8,462	$19,899	$32,291	$7,472	$3,563	$228,952

	For the Year Ended December 31, 2023
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,859	$54,730	$7,085	$16,189	$28,129	$6,454	$2,765	$142,211
Cumulative effect of change in accounting principle (1)	47	—	—	(140)	(849)	(201)	—	(1,143)
Charge-offs	(13)	(8,008)	—	(4,645)	—	(7)	(2,419)	(15,092)
Recoveries	296	198	—	1,867	97	41	466	2,965
Provision (release)	(230)	18,555	(419)	1,642	(1,423)	(692)	2,619	20,052
Ending balance	$26,959	$65,475	$6,666	$14,913	$25,954	$5,595	$3,431	$148,993
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
The decrease for the year ended December 31, 2025 from 2024 was primarily attributable to the initial provision for allowance for loan losses for acquired non-PCD loans of $40.9 million recorded by the Company in the year ended December 31, 2024 in connection with the Cambridge merger. The Company early-adopted ASU 2025-08 as of December 31, 2025 and applied provisions of the ASU in accounting for loans acquired in connection with the HarborOne merger. Therefore, no initial provision for allowance for loan losses was recorded during the year ended December 31, 2025 on acquired non-PCD loans (also referred to as “purchased seasoned loans”) as the initial allowance was recorded with a corresponding increase to the loan amortized cost balances. Refer to Note 2, “Summary of Significant Accounting Policies” for additional information regarding the Company's adoption of ASU 2025-08.
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of December 31, 2025 and December 31, 2024, the Company’s reserve for unfunded lending commitments was $16.4 million and $13.1 million, respectively, which is recorded within other liabilities in the Company’s Consolidated Balance Sheets.
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

The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of December 31, 2025, and gross charge-offs for the year ended December 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$802,325	$254,247	$252,140	$356,748	$324,957	$1,343,323	$792,359	$165	$4,126,264
Special Mention	948	2,399	6,716	133	1,314	2,795	12,990	—	27,295
Substandard	—	10,974	22,660	21,053	2,366	20,071	53,495	—	130,619
Doubtful	—	—	9,628	—	—	1,049	847	—	11,524
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	803,273	267,620	291,144	377,934	328,637	1,367,238	859,691	165	4,295,702
Current period gross charge-offs	21	—	5,004	1,487	—	3,529	—	—	10,041

Commercial real estate
Pass	794,973	555,357	636,603	1,728,805	934,685	4,095,072	102,016	2,747	8,850,258
Special Mention	—	865	14,847	9,297	15,127	183,933	994	—	225,063
Substandard	—	—	44,397	48,727	13,408	127,105	—	—	233,637
Doubtful	—	—	17,346	—	—	88,057	—	—	105,403
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	794,973	556,222	713,193	1,786,829	963,220	4,494,167	103,010	2,747	9,414,361
Current period gross charge-offs	—	—	10,011	—	—	8,807	—	—	18,818

Commercial construction
Pass	131,169	162,907	103,355	33,515	—	96,282	8,117	—	535,345
Special Mention	—	423	—	—	—	4,671	1,033	—	6,127
Substandard	—	—	—	—	—	5,646	—	—	5,646
Doubtful	—	—	—	—	—	16,367	—	—	16,367
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	131,169	163,330	103,355	33,515	—	122,966	9,150	—	563,485
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	155,862	150,079	118,407	152,857	183,299	678,747	114,235	5,762	1,559,248
Special Mention	—	5,505	1,444	820	4,453	3,298	165	264	15,949
Substandard	1,525	2,908	3,353	2,748	1,612	4,652	197	493	17,488
Doubtful	—	—	398	352	24	21	196	18	1,009
Loss	—	—	—	—	—	—	—	—	—
Total business banking	157,387	158,492	123,602	156,777	189,388	686,718	114,793	6,537	1,593,694
Current period gross charge-offs	87	76	365	900	13	827	—	702	2,970

Residential real estate
Current and accruing	318,744	172,248	285,881	903,422	970,914	2,526,376	—	—	5,177,585
30-89 days past due and accruing	683	1,545	1,525	5,277	4,587	21,759	—	—	35,376
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	184	—	456	4,984	1,948	11,647	—	—	19,219
Total residential real estate	319,611	173,793	287,862	913,683	977,449	2,559,782	—	—	5,232,180
Current period gross charge-offs	—	—	—	—	—	105	—	—	105

Consumer home equity
Current and accruing	5,351	10,836	24,830	62,321	6,374	273,840	1,332,194	20,341	1,736,087
30-89 days past due and accruing	—	58	44	117	—	2,287	8,269	655	11,430
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—

Non-accrual	—	—	95	—	—	1,126	4,555	317	6,093
Total consumer home equity	5,351	10,894	24,969	62,438	6,374	277,253	1,345,018	21,313	1,753,610
Current period gross charge-offs	—	—	—	—	—	35	89	—	124

Other consumer
Current and accruing	42,364	43,128	47,634	19,063	11,003	25,128	42,750	117	231,187
30-89 days past due and accruing	2	83	48	48	26	95	62	30	394
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	48	4	13	29	—	13	84	261	452
Total other consumer	42,414	43,215	47,695	19,140	11,029	25,236	42,896	408	232,033
Current period gross charge-offs	1,230	202	205	200	128	122	146	—	2,233

Total	$2,254,178	$1,373,566	$1,591,820	$3,350,316	$2,476,097	$9,533,360	$2,474,558	$31,170	$23,085,065
(1)The amounts presented represent the amortized cost as of December 31, 2025 of revolving loans that were converted to term loans during the year ended December 31, 2025.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$5,368	$164	$1,591	$7,123	$4,288,579	$4,295,702
Commercial real estate	5,992	994	14,174	21,160	9,393,201	9,414,361
Commercial construction	—	—	1,033	1,033	562,452	563,485
Business banking	16,673	3,530	8,994	29,197	1,564,497	1,593,694
Residential real estate	26,493	10,361	16,543	53,397	5,178,783	5,232,180
Consumer home equity	9,929	2,141	5,321	17,391	1,736,219	1,753,610
Other consumer	284	114	417	815	231,218	232,033
Total	$64,739	$17,304	$48,073	$130,116	$22,954,949	$23,085,065

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$28	$—	$90	$118	$3,266,457	$3,266,575
Commercial real estate	17,081	6,432	9,180	32,693	7,011,385	7,044,078
Commercial construction	—	—	—	—	491,649	491,649
Business banking	13,680	1,605	1,826	17,111	1,418,092	1,435,203
Residential real estate	21,037	6,947	12,786	40,770	3,887,612	3,928,382
Consumer home equity	7,254	2,195	8,449	17,898	1,367,390	1,385,288
Other consumer	1,130	171	109	1,410	225,769	227,179
Total	$60,210	$17,350	$32,440	$110,000	$17,668,354	$17,778,354
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of December 31, 2025			As of December 31, 2024
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Non-Accrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$8,810	$3,284	$12,094	$5,395	$8	$5,403
Commercial real estate	70,010	35,402	105,412	90,003	12,555	102,558
Commercial construction	17,400	—	17,400	—	—	—
Business banking	11,319	350	11,669	4,551	1	4,552
Residential real estate	19,219	—	19,219	12,955	—	12,955
Consumer home equity	6,093	—	6,093	10,213	—	10,213
Other consumer	452	—	452	139	—	139
Total non-accrual loans	$133,303	$39,036	$172,339	$123,256	$12,564	$135,820
(1)The loans on non-accrual status and without an ACL as of both December 31, 2025 and 2024, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the year ended December 31, 2025 and 2024 was not significant. As of both December 31, 2025 and 2024, there were no loans greater than 90 days past due and still accruing.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the years ended December 31, 2025 and 2024 was not significant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of December 31, 2025 and 2024, the Company had collateral-dependent residential mortgage and home equity loans totaling $4.4 million and $1.1 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of December 31, 2025 and 2024, the Company had collateral-dependent commercial loans totaling $133.5 million and $107.7 million, respectively.

Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both December 31, 2025 and 2024, the Company had no residential real estate held in other real estate owned (“OREO”). As of December 31, 2025, there were twelve residential real estate loans, which had an aggregate balance of $3.0 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2024, there were four residential real estate loans, which had an aggregate balance of $0.4 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2025, there were four consumer home equity loans, which had an aggregate balance of $0.3 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2024, there were six consumer home equity loans, which had an aggregate balance of $0.5 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of dates indicated of loans modified during the years then ended to borrowers experiencing financial difficulty by the type of concession granted:

	As of December 31, 2025		As of December 31, 2024		As of December 31, 2023
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Commercial real estate	$5,951	0.06%	$—	—%	$—	—%
Business banking	423	0.03%	390	0.03%	43	0.00%
Residential real estate	120	0.00%	—	—%	301	0.01%
Consumer home equity	266	0.02%	869	0.06%	1,883	0.16%
Total interest rate reduction	$6,760	0.03%	$1,259	0.01%	$2,227	0.02%
Other-than-Insignificant Delay in Repayment:
Commercial real estate	$—	—%	$11,453	0.16%	$—	—%
Business banking	1,898	0.12%	244	0.02%	20	0.00%
Residential real estate	1,284	0.02%	1,320	0.03%	3,284	0.13%
Consumer home equity	449	0.03%	1,387	0.10%	1,004	0.08%
Total other-than-insignificant delay in repayment	$3,631	0.02%	$14,404	0.08%	$4,308	0.03%
Term Extension:
Commercial and industrial	$1,000	0.02%	$—	—%	$—	—%
Commercial real estate	44,790	0.48%	7,595	0.11%	—	—%
Business banking	1,209	0.08%	18	0.00%	274	0.03%
Residential real estate	—	—%	189	0.00%	—	—%
Consumer home equity	—	—%	2	0.00%	—	—%
Total term extension	$46,999	0.20%	$7,804	0.04%	$274	0.00%
Combination—Interest Rate Reduction & Other-than-Insignificant Delay in Repayment:
Commercial real estate	$—	—%	$—	—%	$10,615	0.19%
Business banking	—	—%	—	—%	86	0.01%
Consumer home equity	—	—%	387	0.03%	603	0.05%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$—	—%	$387	0.00%	$11,304	0.08%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$49	0.00%	$116	0.01%	$561	0.05%
Consumer home equity	—	—%	—	—%	213	0.02%
Total combination—interest rate reduction & term extension	$49	0.00%	$116	0.00%	$774	0.01%

Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Commercial real estate	$9,066	0.10%	$6,692	0.10%	$—	—%
Business banking	630	0.04%	—	—%	24	0.00%
Residential real estate	—	—%	—	—%	140	0.01%
Total combination—term extension & other-than-insignificant delay in repayment	$9,696	0.04%	$6,692	0.04%	$164	0.00%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$—	—%	$35	0.00%	$180	0.02%
Residential real estate	—	—%	—	—%	81	0.00%
Consumer home equity	—	—%	5	0.00%	51	0.00%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$—	—%	$40	0.00%	$312	0.00%
Total by portfolio segment
Commercial and industrial	$1,000	0.02%	$—	—%	$—	—%
Commercial real estate	59,807	0.64%	25,740	0.37%	10,615	0.19%
Business banking	4,209	0.26%	803	0.06%	1,188	0.11%
Residential real estate	1,404	0.03%	1,509	0.04%	3,806	0.15%
Consumer home equity	715	0.04%	2,650	0.19%	3,754	0.31%
Total	$67,135	0.29%	$30,702	0.17%	$19,363	0.14%
The following tables describe the financial effect of the modifications made during the periods indicated to borrowers experiencing financial difficulty. Loans that were modified in more than one manner are included in each modification type corresponding to the types of modifications performed:

Year Ended December 31, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate	Reduced contractual interest rate from 6.7% to 4.6%.
Business banking	Reduced weighted average contractual interest rate from 10.6% to 7.4%.
Residential real estate	Reduced contractual interest rate from 7.3% to 4.5%.
Consumer home equity	Reduced weighted average contractual interest rate from 7.0% to 4.5%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred 12 payments. The loan was re-amortized over an extended payment period resulting in reduced monthly payment for the borrower.
Business banking	Deferred a weighted average of 7 payments. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan lives.
Residential real estate	Deferred a weighted average of 7 principal and interest payments which were added to the end of the loan lives.
Consumer home equity	Deferred a weighted average of 4 principal and interest payments which were added to the end of the loan lives.
Term Extension
Commercial and industrial	Added 4 months to the life of the loan, which reduced the monthly payment amount for the borrower.
Commercial real estate	Added a weighted average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Business banking	Added a weighted average 6 months to the life of loans, which reduced monthly payment amounts for the borrowers.

Year Ended December 31, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Business banking	Reduced weighted average contractual interest rate from 9.5% to 5.2%.
Consumer home equity	Reduced weighted average contractual interest rate from 8.1% to 4.7%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred a weighted average of 6 principal payments. The loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers.
Business banking
Deferred a weighted average of 6 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Residential real estate	Deferred a weighted average of 6 principal and interest payments which were added to the end of the loan lives.
Consumer home equity	Deferred a weighted average of 11 principal and interest payments which were added to the end of the loan lives.
Term Extension
Commercial real estate	Added a weighted average 2.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Business banking	Added a weighted average 2.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added 2.0 years to the life of loan, which reduced the monthly payment amount for the borrower.
Consumer home equity	Added a weighted average 7.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Year Ended December 31, 2023
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate	Reduced weighted-average contractual interest rate from 7.4% to 3.4%.
Business banking	Reduced weighted-average contractual interest rate from 9.8% to 7.6%.
Residential real estate	Reduced weighted-average contractual interest rate from 5.4% to 3.6%.
Consumer home equity	Reduced weighted-average contractual interest rate from 7.5% to 4.5%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Interest-only period of 9 months for one borrower. Principal deferred to the end of the loan life.
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
As of December 31, 2025, loans to borrowers experiencing financial difficulty modified during the year ended December 31, 2025 and which had a payment default during the year ended December 31, 2025 totaled $0.3 million. As of December 31, 2024, loans to borrowers experiencing financial difficulty modified during the year ended December 31, 2024 and which had a payment default during the year ended December 31, 2024 totaled $0.5 million. As of December 31, 2023, no loans to borrowers experiencing financial difficulty modified during the year ended December 31, 2023 had a payment default during the year ended December 31, 2023.

Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables show the age analysis of past due loans to borrowers experiencing financial difficulty as of the dates indicated that were modified during the 12-month periods then ended:

	As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$1,000	$1,000
Commercial real estate	—	—	—	—	59,807	59,807
Business banking	99	348	539	986	3,223	4,209
Residential real estate	360	—	332	692	712	1,404
Consumer home equity	155	294	—	449	266	715
Total	$614	$642	$871	$2,127	$65,008	$67,135

	As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial real estate	$—	$—	$—	$—	$25,740	$25,740
Business banking	—	—	—	—	803	803
Residential real estate	116	—	—	116	1,393	1,509
Consumer home equity	5	223	390	618	2,032	2,650
Total	$121	$223	$390	$734	$29,968	$30,702

	As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial real estate	$—	$—	$—	$—	$10,615	$10,615
Business banking	—	—	—	—	1,188	1,188
Residential real estate	366	227	—	593	3,213	3,806
Consumer home equity	51	—	400	451	3,303	3,754
Total	$417	$227	$400	$1,044	$18,319	$19,363
As of December 31, 2025, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the year ended December 31, 2025 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension. As of December 31, 2024, there was one additional commitment to lend amounting to $0.3 million to borrowers experiencing financial difficulty and which were modified during year ended December 31, 2024 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.

Loan Participations
The Company occasionally purchases commercial loan participations, or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Year Ended December 31,
	2025			2024
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,504,012	0.64%	$5,004	$1,031,237	0.00%	$—
Commercial real estate	1,611,130	1.84%	5,282	944,371	3.87%	10,290
Commercial construction	190,156	8.61%	—	159,237	0.00%	—
Business banking	1,072	0.00%	15	1,612	0.00%	—
Total loan participations	$3,306,370	1.68%	$10,301	$2,136,457	1.71%	$10,290
7. Premises and Equipment
The information presented within this Note excludes discontinued operations with respect to information pertaining to the year ended December 31, 2023. Refer to Note 24, “Discontinued Operations” for further discussion regarding discontinued operations.
The following table summarizes the Company’s premises and equipment as of the dates indicated:

	As of December 31,		Estimated
	2025	2024	Useful Life
	(In thousands)		(In years)
Premises and equipment used in operations:
Land	$29,214	$13,133	N/A
Buildings	92,192	52,205	5-30
Equipment	51,541	42,769	3-5
Leasehold improvements	53,553	44,262	5-25
Total cost	226,500	152,369
Accumulated depreciation	(108,278)	(87,816)
Premises and equipment used in operations, net	118,222	64,553
Premises and equipment held for sale	1,762	2,088
Net premises and equipment	$119,984	$66,641
The Company recorded depreciation expense related to premises and equipment of $12.8 million, $12.5 million, and $10.5 million during the years ended December 31, 2025, 2024, and 2023, respectively.
During the year ended December 31, 2025, one property was transferred to held for sale which had a book value of $0.2 million at the time of transfer.
During the year ended December 31, 2024, four properties were transferred to held for sale with an aggregated book value of $17.1 million, one of which is located in Lynn, Massachusetts, housed Company offices and was comprised of an office building and land, and two of which were acquired in the merger with Cambridge. In connection with the transfer of properties to held for sale, the Company recorded an aggregate write-down of $3.0 million, which includes estimated costs to sell. In addition, during the year ended December 31, 2024, the Company sold three properties at an aggregate sale price of $15.1 million, two of which were acquired in the merger with Cambridge and one of which was the previously mentioned property located in Lynn, Massachusetts. In connection with such sales, the Company recorded a net gain on sale of $0.4 million.
During the year ended December 31, 2023, no properties were transferred to held for sale and no properties were sold.

8. Leases
The Company leases certain office space and equipment under various non-cancelable operating leases. These leases have original terms ranging from 1 year to 24 years. Operating lease liabilities and ROU assets are recognized at the lease commencement date based upon the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets. The information presented within this Note excludes discontinued operations with regard to information pertaining to the year ended December 31, 2023. Refer to Note 24, “Discontinued Operations” for further discussion regarding discontinued operations.
As of the dates indicated, the Company had the following related to operating leases:

	As of December 31, 2025	As of December 31, 2024
	(In thousands)
Right-of-use assets	$74,094	$68,393
Lease liabilities	97,896	81,901
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Operating lease cost	$19,831	$13,295	$12,439
Finance lease cost	474	468	338
Variable lease cost	3,156	3,017	2,766
Total lease cost	$23,461	$16,780	$15,543
During the years ended December 31, 2025, 2024, and 2023 the Company made $16.2 million, $16.3 million, and $13.3 million in cash payments for operating and finance leases, respectively.
Supplemental balance sheet information related to operating leases as of the dates indicated is as follows:

	As of December 31, 2025	As of December 31, 2024
Weighted-average remaining lease term (in years)	7.85	7.54
Weighted-average discount rate	4.35%	4.08%
The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding as of December 31, 2025 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in other liabilities in the Company’s Consolidated Balance Sheets:

As of December 31, 2025
Year	(In thousands)
2026	$16,876
2027	16,700
2028	16,102
2029	14,034
2030	12,503
Thereafter	41,327
Total minimum lease payments	117,542
Less: amount representing interest	19,646
Present value of future minimum lease payments	$97,896

Lease Modifications and Terminations:
During the year ended December 31, 2025, management determined not to exercise future lease term extension options related to three leases, which had previously been included in its determination of future lease payments, to exercise future lease term extension options related to six leases, which had not previously been included in its determination of future lease payments, and to terminate two leases. Accordingly, the Company remeasured the present value of the future lease payments related to such leases which resulted in a net increase of the lease liabilities and a corresponding net increase of the lease ROU assets of $2.4 million. The Company recorded an impairment charge of $3.5 million related to one lease acquired in connection with the Company’s merger with Cambridge.
During the year ended December 31, 2024, management determined not to exercise a future lease term extension option related to one lease, which had previously been included in its determination of future lease payments, to exercise future lease term extension options related to eleven leases, which had not previously been included in its determination of future lease payments, and to terminate eight leases. Accordingly, the Company remeasured the present value of the future lease payments related to such leases which resulted in a net increase of the lease liabilities and a corresponding net increase of the lease ROU assets of $5.5 million. In connection with the lease terminations, the Company recorded an impairment charge of $4.7 million.
9. Goodwill and Other Intangible Assets
The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization as of the dates indicated below. With regard to the year ended December 31, 2023, the information presented within this Note excludes discontinued operations. Refer to Note 24, “Discontinued Operations” for further discussion regarding discontinued operations.

	As of December 31,
	2025	2024
	(In thousands)
Balances not subject to amortization
Goodwill	$1,117,148	$914,957
Balances subject to amortization
Core deposit intangibles	164,280	111,296
Customer list intangible	18,711	22,841
Trade name intangible	791	1,064
Total balances subject to amortization	183,782	135,201
Total goodwill and other intangible assets (1)	$1,300,930	$1,050,158
(1)The increase in goodwill and other intangible assets from December 31, 2024 to December 31, 2025 was due to goodwill and a core deposit intangible recorded during the fourth quarter of 2025 in connection with the HarborOne merger. Refer to Note 3, Mergers and Acquisitions for further information regarding the Company’s merger with HarborOne.
The changes in the carrying value of goodwill for the periods indicated were as follows:

	For the Years Ended December 31,
	2025	2024
	(In thousands)
Balance at beginning of year	$914,957	$557,635
Goodwill recorded during the year	202,191	357,322
Balance at end of year	$1,117,148	$914,957

The following table sets forth the carrying amount of the Company’s other intangible assets, net of accumulated amortization, as of the dates indicated below:

	As of December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core deposit intangibles	$209,393	$(45,113)	$164,280	$126,633	$(15,337)	$111,296
Customer list intangible	25,000	(6,289)	18,711	25,000	(2,159)	22,841
Trade name intangible	1,200	(409)	791	1,200	(136)	1,064
Total	$235,593	$(51,811)	$183,782	$152,833	$(17,632)	$135,201
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
The Company performed its annual assessment for the banking business as of November 30, 2025. The assessment included a comparison of the banking reporting unit’s carrying value of equity to estimated fair value of equity using the market capitalization method of the market approach. The Company evaluated conditions as of the assessment date and how a market participant would evaluate a control premium for the banking reporting unit. The implied control premium was estimated using the discounted cash flow method of the income approach by evaluating the present value of market participant cost savings and synergies. Based upon the assessment, it was determined there was no impairment of the Company’s goodwill as of November 30, 2025.
The amortization expense of the Company’s other intangible assets was $34.2 million, $14.6 million, and $1.8 million during the years ended December 31, 2025, 2024, and 2023, respectively. The increase in amortization expense for the year ended December 31, 2025 from 2024 was attributable to amortization expense recorded in the fourth quarter of 2025 related to other intangible assets acquired in connection with the Company’s merger with HarborOne and a full year of amortization expense recorded in the year ended December 31, 2025 related to other intangible assets acquired in connection with the Company’s merger with Cambridge compared to a partial year in the year ended December 31, 2024 (following the completion of the merger in the third quarter of 2024).
The weighted average original amortization period and weighted average remaining useful life of the Company’s other intangible assets is 7.5 years and 6.4 years, respectively. Management performs an assessment of the remaining useful lives of the Company’s intangible assets on a quarterly basis to determine if such lives remain appropriate.
The estimated amortization expense for the remaining useful life of the Company’s other intangible assets is as follows:

Year	(In thousands)
2026	$46,614
2027	36,855
2028	31,186
2029	24,953
2030	21,251
Thereafter	22,923
Total amortization expense	$183,782

10. Deposits
The following table provides a summary of the Company’s deposits as of the dates indicated:

	As of December 31,
	2025	2024
	(In thousands)
Demand	$6,341,205	$5,992,082
Interest checking accounts	4,727,219	4,606,250
Savings accounts	2,010,028	1,648,323
Money market investment	7,885,707	5,736,362
Certificates of deposit	4,506,592	3,336,323
Total deposits	$25,470,751	$21,319,340
At December 31, 2025 and 2024, the Company had a balance of $6.5 million and $3.2 million, respectively, in overdrafts. Overdrafts are included in loans in the Consolidated Balance Sheets.
The following table summarizes certificates of deposit by maturity at December 31, 2025:

	Balance	Percentage of Total
Year	(Dollars in thousands)
2026	$4,445,189	98.6%
2027	48,861	1.1%
2028	5,765	0.1%
2029	4,225	0.1%
2030	2,530	0.1%
Thereafter	22	0.0%
Total certificates of deposit	$4,506,592	100.0%
The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of certificates of deposit equal to or greater than $250,000, as of December 31, 2025 and 2024, was $1.4 billion, and $1.1 billion, respectively.
11. Borrowed Funds
Borrowed funds were comprised of the following:

	As of December 31,
	2025	2024
	(In thousands)
Interest rate swap collateral funds	$15,321	$48,590
FHLB advances	199,617	17,589
Total borrowed funds	$214,938	$66,179
Interest expense on borrowed funds was as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Federal Home Loan Bank advances	$2,141	$553	$19,247
Interest rate swap collateral funds	1,104	1,213	722
Total interest expense on borrowed funds	$3,245	$1,766	$19,969

A summary of FHLBB advances by maturities were as follows:

	As of December 31,
	2025		2024
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Within one year	$46,531	4.39%	$2,515	0.67%
Over one year to three years	128,602	4.03%	2,148	1.82%
Over three years to five years	14,242	2.78%	2,833	0.56%
Over five years	10,242	1.47%	10,093	1.34%
Total Federal Home Loan Bank advances	$199,617	3.89%	$17,589	1.18%
At December 31, 2025 and 2024, advances from the FHLBB were secured by stock in the FHLBB, residential real estate loans, and investment securities. At December 31, 2025, the collateral value of residential real estate loans, commercial real estate loans, and securities securing these advances was $3.1 billion, $0.3 billion, and $0.1 billion, respectively. At December 31, 2024, the collateral value of residential real estate loans and securities securing these advances was $1.5 billion and $1.0 billion , respectively. At December 31, 2025 and 2024, the Bank had available and unused borrowing capacity with the FHLBB of approximately $3.0 billion and $2.4 billion, respectively.
As a member of the FHLBB, the Company is required to hold FHLBB stock. At December 31, 2025 and 2024, the Company had investments in the FHLBB of $13.8 million and $5.9 million, respectively. At its discretion, the FHLBB may declare dividends on the stock. Included in other noninterest income in the Consolidated Statements of Income are dividends received of $0.5 million, $0.9 million, and $2.0 million during the years ended December 31, 2025, 2024, and 2023, respectively.
At December 31, 2025 and 2024, the Company had available and unused borrowing capacity of approximately $3.9 billion and $2.8 billion, respectively, at the Federal Reserve Discount Window. At December 31, 2025 and 2024, loans with collateral value of $3.5 billion and $2.1 billion, respectively, and securities with a collateral value of $400.4 million and $769.4 million, respectively, were pledged to the Discount Window.
12. Earnings Per Share (“EPS”)
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

The following are the components and results of the Company’s earnings per common share calculations for the periods presented:

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except per share data)
Net income applicable to common shares:
Net income (loss) from continuing operations	$88,219	$119,561	$(62,689)
Net income from discontinued operations	—	—	294,866
Total net income	$88,219	$119,561	$232,177

Average number of common shares outstanding	215,703,702	194,154,984	175,814,954
Less: Average unallocated ESOP shares	(12,529,051)	(13,028,664)	(13,521,934)
Average number of common shares outstanding used to calculate basic earnings per common share	203,174,651	181,126,320	162,293,020
Common stock equivalents	1,160,999	1,054,753	110,077
Average number of common shares outstanding used to calculate diluted earnings per common share	204,335,650	182,181,073	162,403,097

Basic earnings per share
Basic earnings (loss) per share from continuing operations	$0.43	$0.66	$(0.39)
Basic earnings per share from discontinued operations	—	—	1.82
Basic earnings per share	$0.43	$0.66	$1.43

Diluted earnings per share
Diluted earnings (loss) per share from continuing operations	$0.43	$0.66	$(0.39)
Diluted earnings per share from discontinued operations	—	—	1.82
Diluted earnings per share	$0.43	$0.66	$1.43
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
As of December 31, 2025 and 2024, the Company had $225.2 million and $222.7 million, respectively, in tax credit investments that were included in other assets in the Consolidated Balance Sheets.
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

The following table presents the Company’s investments in LIHTC projects using the proportional amortization method as of the dates indicated:

	As of December 31,
	2025	2024
	(In thousands)
Current recorded investment included in other assets	$223,698	$220,845
Commitments to fund qualified affordable housing projects included in recorded investment noted above	54,263	89,801
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Tax credits and other tax benefits recognized	$29,798	$20,750	$11,624
Amortization expense included in income tax expense	23,746	16,452	9,577
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets on the Consolidated Balance Sheets and totaled $1.5 million and $1.9 million at December 31, 2025 and 2024, respectively.

14. Income Taxes
The information presented within this Note excludes discontinued operations with respect to the year ended December 31, 2023. Refer to Note 24, “Discontinued Operations” for further discussion regarding discontinued operations.
The provision for income taxes is comprised of the following components:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current tax expense (benefit):
Federal	$25,022	$2,088	$(39,710)
State	(185)	(1,942)	(5,332)
Total current tax expense (benefit)	24,837	146	(45,042)
Deferred tax expense (benefit):
Federal	(17,709)	19,204	1,219
State	4,159	16,855	(19,486)
Total deferred tax (benefit) expense	(13,550)	36,059	(18,267)
Total income tax expense (benefit)	$11,287	$36,205	$(63,309)
A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate is detailed below:

	For the Year Ended December 31,
	2025		2024		2023
	(Dollars in thousands)
Income tax expense (benefit) at statutory rate	$20,896	21.00%	$32,711	21.00%	$(26,458)	21.00%
Increase (decrease) resulting from:
State income tax, net of federal tax benefit (1)	4,703	4.73%	13,783	8.85%	(17,313)	13.74%
Changes in unrecognized tax benefits	(1,564)	(1.57)%	(2,002)	(1.29)%	(2,293)	1.82%
Changes in valuation allowance	2,088	2.10%	2,781	1.79%	—	—%
Tax credits	(4,373)	(4.39)%	(3,459)	(2.22)%	(1,617)	1.28%
Nontaxable or nondeductible items:
Tax-exempt income	(16,260)	(16.34)%	(14,911)	(9.57)%	(14,161)	11.24%
Other	5,742	5.77%	5,459	3.50%	3,031	(2.41)%
Other, net	55	0.06%	1,843	1.18%	(4,498)	3.57%
Actual income tax expense (benefit)	$11,287	11.34%	$36,205	23.24%	$(63,309)	50.25%
(1)The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category includes Massachusetts.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Unrealized loss on available for sale securities	$79,433	$194,324
Allowance for loan losses	96,165	69,531
Cash flow hedges	1,359	10,347
Leases	27,317	22,946
Charitable contribution limitation carryover	5,213	5,214
Investment losses	4,740	5,843
Accrued expenses	13,799	9,952
Fixed assets	—	659
Loan basis difference fair value adjustments	126,832	75,301
Loss carryovers	45,315	23,844
Tax credits	34,372	276
Other	1,968	1,195
Total deferred tax assets before valuation allowance	436,513	419,432
Valuation allowance	(5,213)	(2,781)
Total deferred tax assets net of valuation allowance	431,300	416,651
Deferred tax liabilities:
Amortization of intangibles	58,008	44,736
Lease obligation	20,739	19,199
Partnerships	4,366	3,417
Trading securities	6,997	5,203
Employee benefits	16,029	11,102
Fixed assets	1,700	—
Mortgage servicing rights	11,240	575
Other	2,258	291
Total deferred tax liabilities	121,337	84,523
Net deferred income tax assets	$309,963	$332,128
The Company assesses the realizability of deferred tax assets and whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers projections of future taxable income during the periods in which deferred tax assets and liabilities are scheduled to reverse. Additionally, in determining the availability of operating loss carrybacks and other tax attributes, both projected future taxable income and tax planning strategies are considered in making this assessment. As a result of a projected taxable loss for the year ended December 31, 2025, the Company believes that a portion of the associated charitable contribution carryforward will expire unutilized and therefore has recorded a valuation allowance for $5.2 million. As of December 31, 2025, management believes it is more likely than not that the Company will realize the remainder of its net deferred tax assets.
Management performed an evaluation of the Company’s uncertain tax positions as of December 31, 2025 and determined that no liability was needed for unrecognized tax benefits. Management performed a similar evaluation as of December 31, 2024 and determined that liabilities for unrecognized tax benefits of $1.8 million was needed related to certain state tax positions. The decrease was primarily due to a reversal of $1.8 million recognized during the year ended December 31, 2025.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the periods indicated:

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Beginning	$1,564	$3,503	$5,782
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions related to settlements with taxing authorities	—	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(1,564)	(1,939)	(2,279)
Ending	$—	$1,564	$3,503
The Company recognizes penalties and accrued interest related to unrecognized tax benefits in tax expense. No penalties or interest were accrued as of December 31, 2025. Accrued penalties and interest amounted to $0.5 million at December 31, 2024. During the year ended December 31, 2025, $1.8 million of unrecognized state tax benefits and $0.2 million of interest and penalties reversed upon expiration of the statute of limitations for the tax year to which the reserve was related.
The Company had net operating loss carryforwards for federal or state income tax purposes represented by a deferred tax asset of $40.8 million and $23.8 million at December 31, 2025 and 2024, respectively.
At December 31, 2025, the Bank’s federal pre-1988 reserve, for which no federal income tax provision has been made, was approximately $20.8 million. Under current federal law, these reserves are subject to recapture into taxable income, should the Company make non-dividend distributions, make distributions in excess of earnings and profits retained, as defined, or cease to maintain a banking type charter. A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.
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
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The Company is no longer subject to federal and state income tax examinations by tax authorities for years before 2022.
The Company invests in low-income affordable housing and renewable energy projects which provide the Company with tax benefits, including tax credits, generally over a period of approximately 5-15 years. When permissible, the Company accounts for its investments in Low Income Housing Tax Credit (“LIHTC”) projects using the proportional amortization method, under which it amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes that amortization as a component of income tax expense. The net investment performance in the housing projects is included in other assets in the Consolidated Balance Sheets. The Company will continue to use the proportional amortization method on any new qualifying LIHTC investments. During the years ended December 31, 2025 and 2024, the Company generated federal tax credits primarily from LIHTC investments of $23.3 million and $16.5 million, respectively. The Company treats the investment tax credits received as a reduction of federal income taxes for the year in which the credit arises using the flow-through method (i.e., the credit flows directly through the statement of income in the year of purchase). For additional information on these investments, refer to Note 13, “Low Income Housing Tax Credits and Other Tax Credit Investments.”

The amounts of cash income taxes (refunded) paid by the Company during the year ended December 31, 2025 were as follows:

For the Year Ended December 31, 2025
(In thousands)
Federal	$(2,415)
State:
Massachusetts	125
New Hampshire	(1,080)
Rhode Island	600
Other	256
Total	$(2,514)
The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $18.8 million and $65.9 million, respectively.
15. Minimum Regulatory Capital Requirements
The Company is subject to various regulatory capital requirements administered by federal banking agencies, including U.S. Basel III. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
As of December 31, 2025 and 2024, the Company was categorized as “well-capitalized” based on the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain (1) a minimum total regulatory capital ratio of 10%; (2) a minimum common equity Tier 1 capital ratio of 6.5%; (3) a minimum Tier 1 capital ratio of 8% and (4) a minimum Tier 1 leverage ratio of 5%. Management believes that the Company met all capital adequacy requirements to which it is subject as of December 31, 2025 and 2024. There have been no conditions or events that management believes would cause a change in the Company’s categorization.

The Company’s actual capital amounts and ratios are presented in the following table as of the dates indicated:

	Actual		For Capital Adequacy			To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025
Total regulatory capital (to risk-weighted assets)	$3,551,277	14.32%	$1,983,731	≥	8.0%	$2,479,663	≥	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	3,271,487	13.19%	1,115,849	≥	4.5%	1,611,781	≥	6.5%
Tier 1 capital (to risk-weighted assets)	3,271,487	13.19%	1,487,798	≥	6.0%	1,983,731	≥	8.0%
Tier 1 capital (to average assets) leverage	3,271,487	11.65%	1,123,283	≥	4.0%	1,404,104	≥	5.0%
As of December 31, 2024
Total regulatory capital (to risk-weighted assets)	$3,363,799	16.78%	$1,603,864	≥	8.0%	$2,004,930	≥	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	3,152,907	15.73%	902,174	≥	4.5%	1,303,140	≥	6.5%
Tier 1 capital (to risk-weighted assets)	3,152,907	15.73%	1,202,898	≥	6.0%	1,603,864	≥	8.0%
Tier 1 capital (to average assets) leverage	3,152,907	12.43%	1,014,319	≥	4.0%	1,267,899	≥	5.0%
The Company is subject to various capital requirements in connection with seller/servicer agreements that have been entered into with secondary market investors. Failure to maintain minimum capital requirements could result in an inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on the Company’s financial statements. Management believes that the Company met all capital requirements in connection with seller/servicer agreements as of December 31, 2025 and 2024.

16. Employee Benefits
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

Obligations and Funded Status
The funded status and amounts recognized in the Company’s Consolidated Financial Statements for the Defined Benefit Plan, the BEP, the DB SERP, the ODRCP, and the PHCP are set forth in the following table:

	As of and for the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of the year	$434,337	$399,364	$362,530
Service cost (1)	22,932	22,470	24,474
Interest cost	22,140	19,601	17,559
Amendments	—	—	1,351
Actuarial loss (gain)	13,095	(15,280)	13,943
Acquisitions	—	42,952	—
Benefits paid	(39,951)	(34,770)	(20,493)
Benefit obligation at end of the year	$452,553	$434,337	$399,364

Change in plan assets:
Fair value of plan assets at beginning of year	$545,222	$468,364	$419,366
Actual return on plan assets	69,691	48,629	63,811
Acquisitions	—	56,201	—
Employer contribution	8,024	6,798	5,680
Benefits paid	(39,951)	(34,770)	(20,493)
Fair value of plan assets at end of year	582,986	545,222	468,364
Overfunded status	$130,433	$110,885	$69,000

Reconciliation of funding status:
Past service credit	$60,184	$70,137	$80,090
Unrecognized net loss	(11,734)	(34,088)	(69,697)
Prepaid benefit cost	81,983	74,836	58,607
Overfunded status	$130,433	$110,885	$69,000

Accumulated benefit obligation	$452,553	$434,337	$399,364

Amounts recognized in accumulated other comprehensive income (“AOCI”), net of tax:
Unrecognized past service credit	$43,566	$50,304	$57,501
Unrecognized net loss	(8,494)	(24,288)	(50,039)
Net amount	$35,072	$26,016	$7,462
(1)Includes service costs related to employees of the insurance agency business as it relates to the year ended December 31, 2023. Refer to the later discussion within the “Components of Net Periodic Benefit Cost” section within this Note for further discussion.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2024, 2023 and 2022. Accordingly, during the years ended December 31, 2025, 2024, and 2023, there were no contributions to the Defined Benefit Plan and the Company expects to make no contribution during the plan year beginning November 1, 2025.
The net actuarial loss of $13.1 million during the year ended December 31, 2025 was primarily attributable to a decrease in the discount rate assumptions used for determining the benefit obligation which was partially offset by higher returns on plan assets than initially expected. The net actuarial gain of $15.3 million during the year ended December 31, 2024 was primarily attributable to an increase in the discount rate assumptions used for determining the benefit obligation and higher returns on plan assets than initially expected. The net actuarial loss of $13.9 million during the year ended December 31, 2023 was primarily attributable to a decrease in the discount rate assumptions used for determining the benefit obligation which was partially offset by higher returns on plan assets than initially expected.

Actuarial Assumptions
The assumptions used in determining the benefit obligations at December 31, 2025 and 2024 were as follows:

	DB Plan		BEP		DB SERP		ODRCP
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
Discount rate	5.37%	5.55%	4.97%	5.36%	5.23%	5.51%	5.00%	5.44%
Rate of increase in compensation levels	5.00%	4.50%	5.00%	4.50%	—%	—%	—%	—%
Interest rate credit for determining projected cash balance	4.80%	4.60%	4.80%	4.60%	—%	—%	—%	—%
The assumptions used in determining the net periodic benefit cost for the years ended December 31, 2025, 2024, and 2023 were as follows:

	DB Plan
	For the Year Ended December 31,
	2025	2024	2023
Discount rate - benefit cost	5.55%	4.99%	5.18%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected rate of return on plan assets	7.25%	7.50%	7.50%
Interest rate credit for determining projected cash balance	4.60%	4.47%	3.55%

	BEP
	For the Year Ended December 31,
	2025	2024	2023
Discount rate - benefit cost	5.36%	4.89%	5.07%
Rate of compensation increase	4.50%	4.50%	4.50%
Interest rate credit for determining projected cash balance	4.60%	4.47%	3.55%

	DB SERP
	For the Year Ended December 31,
	2025	2024	2023
Discount rate - benefit cost	5.51%	4.96%	5.18%

	ODRCP
	For the Year Ended December 31,
	2025	2024	2023
Discount rate - benefit cost	5.44%	4.91%	5.13%
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
Plan Assets
The Company owns a percentage of the SBERA defined benefit common collective trust. Based upon this ownership percentage, plan assets managed by SBERA on behalf of the Company amounted to $583.0 million and $545.2 million at December 31, 2025 and 2024, respectively. Investments held by the common collective trust include Level 1, 2 and 3 assets such as: collective funds, equity securities, mutual funds, hedge funds and short-term investments. The Fair Value Measurements and Disclosures Topic of the FASB ASC stipulates that an asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As such, the Company classifies its interest in the common collective trust as a Level 3 asset.

The table below presents a reconciliation of the Company’s interest in the SBERA common collective trust during the years indicated:

	For the Year Ended December 31,
	2025	2024
	(In thousands)
Balance at beginning of year	$545,222	$468,364
Net realized and unrealized gains	69,691	48,629
Contributions	—	—
Benefits paid	(31,927)	(27,972)
Acquisition	—	56,201
Balance at end of year	$582,986	$545,222
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Components of net periodic benefit cost:
Service cost (1)	$22,932	$22,470	$24,474
Interest cost	22,140	19,601	17,559
Expected return on plan assets	(37,980)	(35,368)	(30,127)
Past service credit	(9,953)	(9,953)	(11,560)
Recognized net actuarial loss	3,920	7,098	9,563
Curtailment (2)	—	—	(15,908)
Settlement	—	(29)	—
Net periodic benefit cost	$1,059	$3,819	$(5,999)
(1)Includes service costs related to employees of the Company’s insurance agency business for the year ended December 31, 2023. Such service costs were included in net income from discontinued operations as such costs are no longer incurred by the Company following the sale of the insurance agency business in October 2023. All other costs included in the determination of the benefit obligation for the Defined Benefit Plan and the BEP were included in net income from continuing operations as the Bank assumed the related liability upon dissolution of its Eastern Insurance Group subsidiary. Service costs included in net income from discontinued operations and included in the above table were $5.1 million for the year ended December 31, 2023.
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
Benefits expected to be paid
The following table summarizes estimated benefits to be paid from the Defined Benefit Plan and BEP for the plan years beginning on November 1, and the DB SERP, the ODRCP, and the PHCP for the plan years beginning January 1:

Year	(In thousands)
2026	$58,073
2027	38,326
2028	41,709
2029	41,523
2030	42,064
In aggregate for 2031-2035	215,338
Employee Tax Deferred Incentive Plan
The Company has an employee tax deferred incentive plan, otherwise known as a 401(k) plan, under which the Company makes voluntary contributions within certain limitations. All employees who meet specified age and length of service requirements are eligible to participate in the 401(k) plan. The amount contributed by the Company is included in salaries and employee benefits expense. The amounts contributed to the plan for the years ended December 31, 2025, 2024, and 2023, were $5.6 million, $4.9 million and $5.2 million, respectively.
Defined Contribution Supplemental Executive Retirement Plan
The Company’s DC SERP, a defined contribution supplemental executive retirement plan, allows certain senior officers to earn benefits calculated as a percentage of their compensation. The participant benefits are adjusted based upon a deemed investment performance of measurement funds selected by the participant. These measurement funds are for tracking purposes and are used only to track the performance of a mutual fund, market index, savings instrument, or other designated investment or portfolio of investments. The Company recorded expense related to the DC SERP of $0.1 million during the year ended December 31, 2025. The Company recognized no expense related to the DC SERP during the year ended December 31, 2024. The Company recorded expense related to the DC SERP of $0.1 million during the year ended December 31, 2023. The total amount due to participants under this plan was included in other liabilities on the Company’s Consolidated Balance Sheets and amounted to $21.3 million and $23.7 million at December 31, 2025 and 2024, respectively.
Deferred Compensation Plans
The Company sponsors four plans which allow for elective compensation deferrals by directors, former trustees, and certain senior-level employees. Each plan allows its participants to designate deemed investments for deferred amounts from certain options which include diversified choices, such as exchange traded funds and mutual funds. Portfolios with various risk profiles are available to participants with the approval of the Compensation Committee of the Board of Directors. The Company purchases and sells investments which track the deemed investment choices, so that it has available funds to meet its payment liabilities. Deferred amounts, adjusted for deemed investment performance, are paid at the time of a participant designated date or event, such as separation from service, death, or disability. The total amounts due to participants under the plans were included in other liabilities on the Company’s Consolidated Balance Sheets and amounted to $32.9 million and $33.3 million at December 31, 2025 and 2024, respectively.
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
Assets held in rabbi trust accounts by plan type, at fair value, were as follows:

	As of December 31,
	2025	2024
	(In thousands)
DB SERP	$14,126	$14,100
BEP	32,218	26,418
ODRCP	2,721	2,625
DC SERP	21,850	24,227
Deferred compensation plans	35,619	31,611
Total rabbi trust assets	$106,534	$98,981
The following tables present the book value, net unrealized gain or loss, and market value of assets held in rabbi trust accounts by asset type:

	As of December 31, 2025			As of December 31, 2024
	Book Value	Unrealized Gain/(Loss)	Fair Value	Book Value	Unrealized Gain	Fair Value
Asset Type	(In thousands)
Cash and cash equivalents	$10,495	$—	$10,495	$9,109	$—	$9,109
Equities (1)	58,801	25,440	84,241	63,107	19,229	82,336
Fixed income	11,897	(99)	11,798	7,980	(444)	7,536
Total assets	$81,193	$25,341	$106,534	$80,196	$18,785	$98,981
(1)Equities include mutual funds and other exchange-traded funds.
The Company had equity securities held in rabbi trust accounts of $84.2 million and $82.3 million as of December 31, 2025 and 2024, respectively. Included in the equity securities presented in the tables above are exchange-traded mutual funds which had a net asset value of $57.1 million and $54.1 million as of December 31, 2025 and 2024, respectively.

17. Share-Based Compensation
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
The Company accounts for its ESOP in accordance with FASB ASC 718-40, “Compensation – Stock Compensation.” Under this guidance, unreleased shares are deducted from shareholders’ equity as unearned ESOP shares in the accompanying Consolidated Balance Sheets. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference is credited or debited to equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s Consolidated Balance Sheets. Dividends on unallocated shares are used to pay the ESOP debt.
The following table presents the amount of compensation expense associated with the ESOP and the amount of the loan payments made by the ESOP, including the portions related to principal and interest, for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Compensation expense	$8,390	$7,356	$7,129
Annual loan payment:
Interest	10,628	11,543	9,374
Principal	1,800	1,523	2,914
Total loan payment	$12,428	$13,066	$12,288
The number of shares committed to be released per year is estimated to be 495,313 through 2049 and 392,123 in the year 2050.
The following table presents share information held by the ESOP:

	As of December 31,
	2025	2024
	(Dollars in thousands)
Allocated shares	2,347,249	1,889,114
Shares committed to be released	103,190	103,078
Unallocated shares (suspense shares)	12,279,642	12,784,387
Total shares	14,730,081	14,776,579
Fair value of unallocated shares	$226,314	$220,531
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
The following table summarizes the share-based compensation awards for the years ended December 31, 2025, 2024 and 2023:

Time	Type of award	Shares granted	Vesting Period (Approximate from date of grant) (1)
2025
May	RSA	54,326	1 year
March	RSU	630,493	3 years
March	PSU	339,503	2.8 years
2024
September	RSU	146,178	3 years
September	PSU	67,350	2.3 years
May	RSA	56,352	1 year
March	RSU	416,276	3 years
March	PSU	234,091	2.8 years
2023
May	RSA	47,820	1 year
March	RSU	318,577	3 years
March	PSU	108,984	3 years
(1)Vesting of PSU awards is contingent upon the Compensation and Human Capital Management Committee of the Board of Director’s certification, after the conclusion of the period indicated from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period.
As of December 31, 2025 and 2024, there were 3,134,086 shares and 3,844,157 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both December 31, 2025 and 2024, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Years Ended December 31,
	2025		2024
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	316,945	$18.02	420,400	$19.15
Granted	54,236	15.58	56,352	13.84
Vested	(173,230)	17.61	(275,474)	16.27
Forfeited	(2,983)	14.87	(3,026)	14.87
Converted in connection with merger	—	—	118,693	14.87
Non-vested restricted stock at end of year	194,968	$17.75	316,945	$18.02

The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Years Ended December 31,
	2025		2024
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	1,356,522	$16.55	952,001	$19.46
Granted	630,493	17.73	562,454	13.83
Vested	(636,413)	17.09	(372,179)	18.62
Forfeited	(24,620)	15.42	(22,520)	13.20
Converted in connection with merger	—	—	236,766	14.87
Non-vested restricted stock at end of year	1,325,982	$16.87	1,356,522	$16.55
The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Years Ended December 31,
	2025		2024
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock at beginning of year	969,739	$16.63	633,034	$19.40
Granted	339,503	18.79	301,441	10.82
Vested	(408,629)	20.96	(76,353)	14.87
Forfeited	(282,698)	20.57	—	—
Converted in connection with merger	—	—	111,617	14.87
Non-vested restricted stock at end of year	617,915	$13.15	969,739	$16.63
Included in vested RSU and PSU shares, as shown in the tables above, are shares withheld for employee payroll taxes. The aggregate number of RSU and PSU shares withheld for payroll taxes during the years ended December 31, 2025, 2024, and 2023, was 401,357, 147,323, and 95,808, respectively.
The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	For the Years Ended December 31,
	2025	2024	2023
	(In millions)
Share-based compensation expense	$16.9	$19.3	$16.5
Related tax benefit (1)	4.7	5.3	4.7
(1)Estimated based upon the Company’s statutory rate for the respective period.
As of December 31, 2025 and 2024, there was $20.8 million and $21.4 million, respectively, of total unrecognized compensation expense related to unvested RSAs, RSUs, and PSUs granted and issued under the 2021 Plan, as applicable. As of December 31, 2025, this cost is expected to be recognized over a weighted average remaining period of approximately 1.6 years. As of December 31, 2024, this cost was expected to be recognized over a weighted average remaining period of approximately 1.4 years.
Stock Options
In connection with the Company’s merger with HarborOne, 728,896 stock options, which were awarded by HarborOne to certain employees and which were fully vested at the time of the merger close, were converted to stock options of the Company. The fair value of each option was estimated on the merger closing date of November 1, 2025 using the Black-Scholes option-pricing model with the portion of fair value related to pre-combination service being included as an adjustment to consideration paid in the merger. The valuation model included the following assumptions: (i) volatility was based upon the Company’s historical volatility; (ii) expected life represented the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period; (iii) expected dividend yield was based on the Company’s history and expectation of dividend payouts; (iv) the risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the weighted average expected life of the option, which was approximately three months.
During the fourth quarter of 2025 and following the merger completion, 400,279 options were exercised. As of December 31, 2025, there were 328,617 outstanding options which had an aggregate fair value of $1.5 million. As of December 31, 2025, the weighted average remaining contractual term was 6 months.
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
The following table summarizes the above financial instruments as of the dates indicated:

	As of December 31,
	2025	2024
	(In Thousands)
Commitments to extend credit	$7,302,751	$6,660,149
Standby letters of credit	83,605	83,122
Forward commitments to sell loans	35,861	6,374
Other Contingencies
Legal Proceedings
The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company’s Consolidated Financial Statements.
19. Derivative Financial Instruments
The Company uses derivative financial instruments to manage its interest rate risk resulting from the differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers (“customer-related positions”) and risk participation agreements entered into as financial guarantees of performance on customer-related interest rate swap derivatives. The Company also enters into residential mortgage loan commitments to fund mortgage loans at specified rates and times in the future and enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future, both of which are considered derivative instruments. Following its merger with HarborOne, through which it acquired MSRs that it holds at fair value, the Company enters into interest futures to mitigate the impact of changes in interest rates and interest rate volatility on the fair value of its MSRs. Changes in fair value are reflected in current period earnings in mortgage banking income. The interest rate futures are settled to market on a daily basis. Derivative instruments are carried at fair value in the Company’s Consolidated Financial Statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not the instrument qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.

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

As of December 31, 2025
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$1,937,500	1.58	3.77%	3.03%	$6
Total	$1,937,500				$6
(1)The fair value included a net accrued interest payable balance of $0.6 million as of December 31, 2025. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the CME from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 1.7 years.
The Company expects approximately $5.0 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of December 31, 2025. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of December 31, 2025.
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

The following table presents the pre-tax impact of terminated cash flow hedges on AOCI for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Unrealized gains on terminated hedges included in AOCI — January 1	$—	$—	$46
Unrealized gains on terminated hedges arising during the period	—	—	—
Reclassification adjustments for amortization of unrealized (gains) into net interest income	—	—	(46)
Unrealized gains on terminated hedges included in AOCI — December 31	$—	$—	$—
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	As of December 31, 2025
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	628	$4,666,737
Risk participation agreements	169	632,464
Foreign exchange contracts:
Matched commercial customer book	124	85,353
Foreign currency loan	3	3,152

	As of December 31, 2024
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	494	$3,308,037
Risk participation agreements	125	503,803
Foreign exchange contracts:
Matched commercial customer book	226	98,429
Foreign currency loan	8	5,835
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2025	Fair Value at December 31, 2024	Balance Sheet Location	Fair Value at December 31, 2025	Fair Value at December 31, 2024
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$30	$225	Other liabilities	$24	$5
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$54,561	$57,526	Other liabilities	$74,358	$97,594
Risk participation agreements	Other assets	10	4	Other liabilities	7	4
Foreign currency exchange contracts — matched customer book	Other assets	434	1,990	Other liabilities	330	1,980
Foreign currency exchange contracts — foreign currency loan	Other assets	13	62	Other liabilities	—	—
		$55,018	$59,582		$74,695	$99,578
Total		$55,048	$59,807		$74,719	$99,583
The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Derivatives designated as hedges:
Gain (loss) in OCI on derivatives	$3,765	$(45,096)	$(24,855)
Loss reclassified from OCI into interest income (effective portion)	$(28,671)	$(52,151)	$(48,795)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	$—	$—	$—
Other income	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
(Loss) gain recognized in interest rate swap income	$(344)	$638	$(274)
Gain (loss) recognized in interest rate swap income for risk participation agreements	3	(45)	97
Gain recognized in mortgage banking income for interest rate futures	9	—	—
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	94	(78)	95
Foreign currency loan	(49)	249	(96)
Total (loss) gain for derivatives not designated as hedges	$(287)	$764	$(178)

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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At December 31, 2025 and 2024, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.2 million and $0.1 million, respectively. In addition, at December 31, 2025 and 2024, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $40.3 million and $88.0 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
As of both December 31, 2025 and 2024 there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. As of both December 31, 2025 and 2024, the Company was not required to post cash collateral for interest rate swaps with correspondent-bank counterparties. If the Company had breached any of these provisions at December 31, 2025 or 2024, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.
Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of December 31, 2025 and 2024, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $37.8 million and $15.7 million, respectively, and forward sale commitments of $35.9 million and $6.4 million, respectively. During the years ended December 31, 2025, 2024 and 2023, net gains/losses recorded by the Company related to the change in fair value of commitments to originate and sell mortgage loans were not significant. In addition, the aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2025 was $0.5 million and $0.1 million, respectively. The aggregate fair value of the Company’s mortgage banking derivative asset and liability as of December 31, 2024 was not significant. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Residential mortgages sold are generally sold with servicing rights released. Mortgage banking derivatives do not qualify as hedges for accounting purposes. As of December 31, 2025, the Company had interest rate futures with a notional value of $45.2 million. Such interest rate futures had no fair value recorded on the Company’s Consolidated Balance Sheets as they settle to market daily. The Company did not have any interest rate futures as of December 31, 2024.
20. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of December 31, 2025 and 2024, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its financial position, as of the dates indicated:

	As of December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Interest rate swaps designated as cash flow hedges	$30	$—	$30	$—	$—	$30
Customer-related positions:
Interest rate swaps	54,561	—	54,561	19,067	(15,321)	20,173
Risk participation agreements	10	—	10	—	—	10
Foreign currency exchange contracts – matched customer book	434	—	434	—	(2)	432
Foreign currency exchange contracts – foreign currency loan	13	—	13	—	—	13
	$55,048	$—	$55,048	$19,067	$(15,323)	$20,658
Derivative Liabilities
Interest rate swaps designated as cash flow hedges	$24	$—	$24	$—	$24	$—
Customer-related positions:
Interest rate swaps	74,358	—	74,358	19,067	—	55,291
Risk participation agreements	7	—	7	—	—	7
Foreign currency exchange contracts – matched customer book	330	—	330	—	—	330
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$74,719	$—	$74,719	$19,067	$24	$55,628

	As of December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Collateral Pledged (Received)
	(In thousands)
Derivative Assets
Interest rate swaps designated as cash flow hedges	$225	$—	$225	$—	$—	$225
Customer-related positions:
Interest rate swaps	57,526	—	57,526	3,368	(48,590)	5,568
Risk participation agreements	4	—	4	—	—	4
Foreign currency exchange contracts – matched customer book	1,990	—	1,990	—	—	1,990
Foreign currency exchange contracts – foreign currency loan	62		62			62
	$59,807	$—	$59,807	$3,368	$(48,590)	$7,849
Derivative Liabilities
Interest rate swaps designated as cash flow hedges	$5	$—	$5	$—	$5	$—
Customer-related positions:
Interest rate swaps	97,594	—	97,594	3,368	130	94,096
Risk participation agreements	4	—	4	—	—	4
Foreign currency exchange contracts – matched customer book	1,980	—	1,980	—	—	1,980
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$99,583	$—	$99,583	$3,368	$135	$96,080
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
Securities
Securities consisted of U.S. Treasury securities, U.S. government-sponsored residential and commercial mortgage-backed securities, state and municipal bonds, and corporate bonds as of December 31, 2025. Securities consisted of U.S. Treasury securities, U.S. Agency bonds, U.S. government-sponsored residential and commercial mortgage-backed securities, and state and municipal bonds as of December 31, 2024. AFS securities are recorded at fair value.
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
The fair value of other U.S. government agency obligations were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $57.1 million and $54.1 million at December 31, 2025 and 2024, respectively. There were no redemption restrictions on these mutual funds at the end of any period presented.
Bank-Owned Life Insurance
The fair value of bank-owned life insurance was based upon quotations received from bank-owned life insurance dealers. These assets were classified as Level 2 given the use of observable inputs.
MSRs
MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Company estimates the fair value of mortgage servicing rights based on a third-party valuation model that calculates the present value of estimated future net servicing income with certain unobservable inputs such as prepayment speeds and default and loss rates. MSRs were classified as Level 3 given the use of significant unobservable inputs.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at December 31, 2025 and 2024, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.

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
Mortgage Derivatives
The fair value of mortgage derivatives was determined based upon current market prices for similar assets in the secondary market and, therefore, are classified as Level 2 within the fair value hierarchy.

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,533,309	$—	$2,533,309	$—
Government-sponsored commercial mortgage-backed securities	1,060,331	—	1,060,331	—
U.S. Treasury securities	50,350	50,350	—	—
State and municipal bonds and obligations	181,579	—	181,579	—
Rabbi trust investments	106,534	94,736	11,798	—
Deferred compensation plan investments	2,384	2,384	—	—
Loans held for sale	22,761	—	22,761	—
Mortgage servicing rights (1)	40,709	—	—	40,709
Interest rate swap contracts
Cash flow hedges - interest rate positions	30	—	30	—
Customer-related positions	54,561	—	54,561	—
Risk participation agreements	10	—	10	—
Foreign currency forward contracts
Matched customer book	434	—	434	—
Foreign currency loan	13	—	13	—
Mortgage derivatives	458	—	458	—
Total	$4,053,463	$147,470	$3,865,284	$40,709
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$24	$—	$24	$—
Customer-related positions	74,358	—	74,358	—
Risk participation agreements	7	—	7	—
Foreign currency forward contracts
Matched customer book	330	—	330	—
Foreign currency loan	—	—	—	—
Mortgage derivatives	100	—	100	—
Total	$74,819	$—	$74,819	$—
(1)Refer to Note 5, “Mortgage Banking” for further discussion regarding valuation inputs.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale
Government-sponsored residential mortgage-backed securities	$2,561,895	$—	$2,561,895	$—
Government-sponsored commercial mortgage-backed securities	1,161,111		1,161,111	—
U.S. Agency bonds	17,672	—	17,672	—
U.S. Treasury securities	97,619	97,619	—	—
State and municipal bonds and obligations	183,301	—	183,301	—
Rabbi trust investments	98,981	91,445	7,536	—
Deferred compensation plan investments	2,439	2,439	—	—
Loans held for sale	372		372	—
Interest rate swap contracts
Cash flow hedges - interest rate positions	225	—	225	—
Customer-related positions	57,526	—	57,526	—
Risk participation agreements	4	—	4	—
Foreign currency forward contracts
Matched customer book	1,990	—	1,990	—
Foreign currency loan	62	—	62	—
Mortgage derivatives	33	—	33	—
Total	$4,183,230	$191,503	$3,991,727	$—
Liabilities
Interest rate swap contracts
Cash flow hedges - interest rate positions	$5	$—	$5	$—
Customer-related positions	97,594	—	97,594	—
Risk participation agreements	4	—	4	—
Foreign currency forward contracts
Matched customer book	1,980	—	1,980	—
Mortgage derivatives	41	—	41	—
Total	$99,624	$—	$99,624	$—
There were no transfers to or from Level 1, 2 and 3 during the years ended December 31, 2025 and 2024.
The Company held no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2024.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of December 31, 2025 and 2024.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$96,022	$—	$—	$96,022

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$79,156	$—	$—	$79,156
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

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2025	Fair Value as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$210,142	$194,547	$—	$194,547	$—
Government-sponsored commercial mortgage-backed securities	185,185	173,584	—	173,584	—
State and municipal bonds and obligations	167,346	169,861	—	169,861	—
Corporate debt bonds	36,884	37,982	—	37,982	—
Loans, net of allowance for loan losses	22,753,224	22,365,428	—	—	22,365,428
FHLB stock	13,838	13,838	—	13,838	—
Bank-owned life insurance	307,836	307,836	—	307,836	—
Liabilities
Deposits	$25,470,751	$25,469,630	$—	$25,469,630	$—
FHLB advances	199,617	196,450	—	196,450	—
Interest rate swap collateral funds	15,321	15,321	—	15,321	—

			Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2024	Fair Value as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$231,709	$202,271	$—	$202,271	$—
Government-sponsored commercial mortgage-backed securities	189,006	169,453	—	169,453	—
Loans, net of allowance for loan losses	17,549,402	17,126,716	—	—	17,126,716
FHLB stock	5,865	5,865	—	5,865	—
Bank-owned life insurance	204,704	204,704	—	204,704	—
Liabilities
Deposits	$21,319,340	$21,315,556	$—	$21,315,556	$—
FHLB advances	17,589	15,310	—	15,310	—
Interest rate swap collateral funds	48,590	48,590	—	48,590	—
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
The information presented within this Note excludes discontinued operations with respect to the year ended December 31, 2023. Refer to Note 24, “Discontinued Operations” for further discussion regarding discontinued operations.
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

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Investment advisory fees	$69,921	$46,126	$24,264
Service charges on deposit accounts	35,035	32,004	28,631
Card income	18,260	16,612	15,777
Other non-interest income	10,875	17,877	8,194
Total noninterest income in-scope of ASC 606	134,091	112,619	76,866
Total noninterest (loss) income out-of-scope of ASC 606	(240,027)	11,298	(314,619)
Total noninterest (loss) income	$(105,936)	$123,917	$(237,753)
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
The asset management and/or custody fees are primarily based upon a percentage of the monthly valuation of the principal assets in the customer’s account. Customers are also charged a base fee which is prorated over a twelve-month period. Fees for additional or special services are generally fixed in nature and are charged as services are rendered. All revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Investment advisory fees earned but not yet received amounted to $6.3 million and $5.7 million as of December 31, 2025 and December 31, 2024, respectively.

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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.6 million at both December 31, 2025 and 2024, and were included in other assets on the Consolidated Balance Sheets.
Card Income
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. In addition, the Company receives income for credit card referrals from third party credit card providers, which it offers to its customers. Card income fees earned but not yet received amounted to $1.1 million and $1.2 million, as of December 31, 2025 and 2024, respectively, and were included in other assets on the Consolidated Balance Sheets.
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
23. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	For the Year Ended December 31, 2025
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$169,814	$(41,511)	$128,303
Less: reclassification adjustment for losses included in net income	(269,638)	73,427	(196,211)
Net change in fair value of securities available for sale	439,452	(114,938)	324,514
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	3,765	(1,014)	2,751
Less: net cash flow hedge losses reclassified into interest income	(28,671)	7,942	(20,729)
Net change in fair value of cash flow hedges	32,436	(8,956)	23,480
Defined benefit pension plans:
Change in actuarial net loss	18,427	(5,088)	13,339
Less: amortization of actuarial net loss	(3,920)	1,082	(2,838)
Less: accretion of prior service credit	9,953	(2,748)	7,205
Net change in other comprehensive income for defined benefit postretirement plans	12,394	(3,422)	8,972
Total other comprehensive income	$484,282	$(127,316)	$356,966

	For the Year Ended December 31, 2024
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(19,461)	$7,684	$(11,777)
Less: reclassification adjustment for losses included in net income	(16,798)	4,653	(12,145)
Net change in fair value of securities available for sale	(2,663)	3,031	368
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	(45,096)	12,492	(32,604)
Less: net cash flow hedge losses reclassified into interest income	(52,151)	14,446	(37,705)
Net change in fair value of cash flow hedges	7,055	(1,954)	5,101
Defined benefit pension plans:
Change in actuarial net loss	28,546	(7,907)	20,639
Less: amortization of actuarial net loss	(7,098)	1,966	(5,132)
Less: Defined Benefit Plan settlement gain	29	(8)	21
Less: accretion of prior service credit	9,953	(2,757)	7,196
Net change in other comprehensive income for defined benefit postretirement plans	25,662	(7,108)	18,554
Total other comprehensive income	$30,054	$(6,031)	$24,023

	For the Year Ended December 31, 2023
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$47,104	$(9,731)	$37,373
Less: reclassification adjustment for losses included in net income	(333,170)	74,630	(258,540)
Net change in fair value of securities available for sale	380,274	(84,361)	295,913
Unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges	(24,855)	8,165	(16,690)
Less: net cash flow hedge gains reclassified into interest income	(48,795)	13,517	(35,278)
Net change in fair value of cash flow hedges	23,940	(5,352)	18,588
Defined benefit pension plans:
Change in actuarial net loss	19,742	(5,547)	14,195
BEP and Defined Benefit Plan amendments - accelerated vesting	(1,351)	381	(970)
Less: amortization of actuarial net loss	(9,563)	2,693	(6,870)
Less: BEP and Defined Benefit Plan curtailment gain	15,908	(4,490)	11,418
Less: accretion of prior service credit	11,560	(3,222)	8,338
Net change in other comprehensive income for defined benefit postretirement plans	486	(147)	339
Total other comprehensive income	$404,700	$(89,860)	$314,840
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized (Losses) and Gains on Available for Sale Securities	Unrealized (Losses) and Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning balance: January 1, 2023	$(880,156)	$(50,159)	$7,123	$(923,192)
Other comprehensive income (loss) before reclassifications	37,373	(16,690)	13,225	33,908
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(258,540)	(35,278)	12,886	(280,932)
Net current-period other comprehensive income	295,913	18,588	339	314,840
Ending balance: December 31, 2023	$(584,243)	$(31,571)	$7,462	$(608,352)
Other comprehensive (loss) income before reclassifications	(11,777)	(32,604)	20,639	(23,742)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(12,145)	(37,705)	2,085	(47,765)
Net current-period other comprehensive income	368	5,101	18,554	24,023
Ending balance: December 31, 2024	$(583,875)	$(26,470)	$26,016	$(584,329)
Other comprehensive income (loss) before reclassifications	128,303	2,751	13,339	144,393
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(196,211)	(20,729)	4,367	(212,573)
Net current-period other comprehensive income	324,514	23,480	8,972	356,966
Ending balance: December 31, 2025	$(259,361)	$(2,990)	$34,988	$(227,363)

The following table illustrates the significant amounts reclassified out of each component of accumulated other comprehensive (loss)/income, net of tax:

	Year Ended December 31,
Details about Accumulated Other Comprehensive (Loss)/Income Components	2025	2024	2023	Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)
Unrealized losses on available-for-sale securities	$(269,638)	$(16,798)	$(333,170)	Losses on sales of securities available for sale, net
	(269,638)	(16,798)	(333,170)	Total before tax
	73,427	4,653	74,630	Tax benefit
	$(196,211)	$(12,145)	$(258,540)	Net of tax
Unrealized (losses) gains on cash flow hedges	$(28,671)	$(52,151)	$(48,795)	Interest income
	(28,671)	(52,151)	(48,795)	Total before tax
	7,942	14,446	13,517	Tax benefit
	$(20,729)	$(37,705)	$(35,278)	Net of tax
Amortization of defined benefit pension items	$(3,920)	$(7,069)	$(9,563)	Net periodic pension cost - see Note 16
BEP and Defined Benefit Plan curtailment gain	—	—	15,908	Net income from discontinued operations
Accretion of prior service credit	9,953	9,953	11,560	Net periodic pension cost - see Note 16
	6,033	2,884	17,905	Total before tax
	(1,666)	(799)	(5,019)	Tax expense
	$4,367	$2,085	$12,886	Net of tax
Total reclassifications for the period	$(212,573)	$(47,765)	$(280,932)
24. Discontinued Operations
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

The following presents operating results of the discontinued insurance agency business for the periods indicated:

For the Year Ended December 31, 2023
(In thousands)
Noninterest income:
Insurance commissions	$93,997
Miscellaneous income and fees	67
Total noninterest income	94,064
Noninterest expense:
Salaries and employee benefits	76,109
Occupancy and equipment	4,420
Technology and data processing	3,577
Professional services	1,176
Marketing expenses	179
Amortization of intangible assets	2,002
Other	5,304
Total noninterest expense	92,767
Income from discontinued operations before income tax expense	1,297
Gain on sale of discontinued operations before income tax expense	408,629
Total gain on discontinued operations before income tax expense	409,926
Income tax expense	115,060
Income from discontinued operations, net of taxes (1)	$294,866
(1)Represents net income from discontinued operations that is presented in the Consolidated Statements of Income.
Certain income and expense amounts were excluded from discontinued operations as they relate to assets and liabilities which were not assumed by Gallagher. The following is a summary of such items and the corresponding income tax effect for the periods indicated:

For the Year Ended December 31, 2023
(In thousands)
Noninterest income:
Income from investments held in rabbi trusts	$697
Miscellaneous income and fees (1)	60
Total noninterest income	757
Noninterest expense:
Salaries and employee benefits (2)	721
Occupancy and equipment (3)	433
Other (4)	1,608
Total noninterest expense	2,762
Loss before income tax benefit	(2,005)
Income tax benefit	(564)
Net loss	(1,441)
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

25. Parent Company Financial Statements
Condensed financial information relative to Eastern Bankshares Inc.’s (“the parent company”) balance sheets at December 31, 2025 and 2024 and the related statements of income and cash flows for the years ended December 31, 2025, 2024 and 2023 are presented below. The statement of shareholders’ equity is not presented below as the parent company’s shareholders’ equity is that of the consolidated Company.

BALANCE SHEETS
	As of December 31,
	2025	2024
	(In thousands)
Assets
Cash and cash equivalents(1)	$196,678	$186,589
Goodwill and other intangibles, net	744	744
Deferred income taxes, net	2,479	2,455
Investment in subsidiaries	4,143,227	3,418,356
Other assets	6,958	5,246
Total assets	$4,350,086	$3,613,390
Liabilities and shareholders’ equity
Other liabilities	$9,532	$1,423
Total liabilities	9,532	1,423
Shareholders’ equity	4,340,554	3,611,967
Total liabilities and shareholders’ equity	$4,350,086	$3,613,390
(1)Includes $195.0 million and $185.0 million that is eliminated in consolidation as of December 31, 2025 and 2024, respectively.

STATEMENTS OF INCOME
	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Income
Interest income	$125	$142	$130
Other	1,693	9,291	—
Total income	1,818	9,433	130
Expenses
Professional services	2,454	5,877	4,937
Other	19,310	4,170	3,706
Total expenses	21,764	10,047	8,643
Loss before income taxes and equity in undistributed income of subsidiaries	(19,946)	(614)	(8,513)
Income tax (benefit) expense	(4,379)	973	(1,773)
Loss before equity in undistributed income of subsidiaries	(15,567)	(1,587)	(6,740)
Equity in undistributed income of subsidiaries	103,786	121,148	238,917
Net income	$88,219	$119,561	$232,177

STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows provided by operating activities
Net income	$88,219	$119,561	$232,177
Adjustments to reconcile net income to cash provided by operating activities
Equity in undistributed income of subsidiaries	(103,786)	(121,148)	(238,917)
Share-based compensation	16,906	19,269	16,513
ESOP expense	8,390	7,356	7,129
Gain on sale of other equity investment	(1,584)	(9,291)	—
Change in:
Deferred income tax (benefit) expense	(417)	4,308	6,419
Other, net	(3,084)	736	(4,115)
Net cash provided by operating activities	4,644	20,791	19,206
Cash flows provided by investing activities
Return of investments in subsidiary	274,000	128,000	40,000
Contributions to other equity investments	(203)	(405)	(720)
Proceeds from sale of other equity investment	1,944	9,958	—
Net cash acquired in business combination	(62,981)	21,154	—
Net cash provided by investing activities	212,760	158,707	39,280
Cash flows used in financing activities
Dividends declared and paid to common shareholders	(105,717)	(82,541)	(66,671)
Proceeds from the exercise of stock options	5,113	—	—
Payments for shares repurchased under share repurchase plans	(106,589)	(27,683)	—
Stock issuance costs	(122)	(941)	—
Net cash used in financing activities	(207,315)	(111,165)	(66,671)
Net increase (decrease) in cash and cash equivalents	10,089	68,333	(8,185)
Cash and cash equivalents at beginning of year	186,589	118,256	126,441
Cash and cash equivalents at end of year	$196,678	$186,589	$118,256
26. Related Parties
The Company has, and expects to have in the future, related party transactions in the ordinary course of business. The transactions include, but are not limited to, lending activities and deposit services with directors and executive officers of the Company and their affiliates. Based on the Company’s assessment, such transactions are consistent with prudent banking practices and are within applicable banking regulations. During the years ended December 31, 2025, 2024 and 2023, no such transactions involved amounts in excess of 5% of the Company’s total shareholders’ equity.
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
The accounting policies of the banking business segment are the same as those described in the summary of significant accounting policies in Note 2, “Summary of Significant Accounting Policies.” The CODM assesses performance of the banking business segment and decides how to allocate resources based upon net income that is reported on the Consolidated Statements of Income as net income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the banking business segment or into other parts of the Company, such as for acquisitions, to pay dividends, or to repurchase outstanding shares. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company does not have intra-entity sales.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.
The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded HarborOne, which the Company acquired in a business combination on November 1, 2025. Total assets, excluding goodwill and intangibles, and total revenues of $5.8 billion and $43.5 million, represented approximately 18.9% and 6.3% percent of the total assets and total revenues of the Company's Consolidated Financial Statements as of and for the year ended December 31, 2025, respectively. Our independent accounting firm, Ernst & Young LLP, also attested to, and reported on, the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. Ernst & Young LLP attestation report appears in Part II, Item 8, "Financial Statements and Supplemental Data."
Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely and/or hybrid. The Company is continually monitoring and assessing the impact of working remotely and/or hybrid on the Company’s internal controls to minimize the impact to their design and operating effectiveness.
Management’s Report on Internal Control over Financial Reporting
Management of Eastern Bankshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.
In conducting the evaluation of the effectiveness of its system of internal control of financial reporting as of December 31, 2025, the Company excluded the operations of HarborOne as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The acquisition of HarborOne was completed on November 1, 2025. As of and for the year ended December 31, 2025, HarborOne’s assets represented approximately $5.8 billion of assets, or 18.9% of the Company’s total assets at December 31, 2025, and $43.5 million of net revenue, or 6.3% of the Company’s total net revenue for the year ended December 31, 2025. Refer to Note 3, “Mergers and acquisitions” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.
Ernst & Young LLP, Boston, Massachusetts, (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025, is included below:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eastern Bankshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eastern Bankshares, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eastern Bankshares, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HarborOne which is included in the 2025 consolidated financial statements of the Company and constituted $5.8 billion (18.9%) of total assets as of December 31, 2025 and $43.5 million (6.3%) of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of HarborOne.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
March 2, 2026

ITEM 9B. OTHER INFORMATION
Director Luis A. Borgen adopted a trading arrangement intended to satisfy the affirmative defense conditions of the SEC’s Rule 10b5-1(c) on November 27, 2024. Mr. Borgen’s plan provided for the sale of up to 13,696 shares of Company common stock beginning on May 13, 2025 and expired by its terms on December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its 2025 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the SEC within 120 days following the fiscal year end December 31, 2025 under the headings of “Proposal 1 – Election of Directors,” “Corporate Governance – Code of Business Conduct and Ethics,” “Shareholders Proposals,” “Audit Committee Report,” “Information about our Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports,” and “Corporate Governance – Audit Committee.”
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
Delinquent Section 16(a) Report. Based on our review of Forms 3 and 4 and written representations from our directors and executive officers, we believe that all filing requirements under Section 16(a) of the Exchange Act were complied with during the year ended December 31, 2025, except as follows: one Form 4 for Luis Borgen, Director, reporting one transaction was filed late due to administrative oversight. The report was subsequently filed on May 20, 2025.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information concerning equity compensation plans, the information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” The following table sets out information as of December 31, 2025, about securities authorized for issuance under the Company’s Equity Incentive Plan, which has been approved by shareholders.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,943,897	(2)	—	21,809,901	(1)
Equity compensation plans not approved by security holders	328,617	(3)	$13.36	—	(3)
Total	2,272,514		$13.36	21,809,901	(1)
(1)26,146,141 shares were reserved for issuance under the Eastern Bankshares, Inc. 2021 Equity Incentive Plan. As of December 31, 2025, 18,675,815 shares may be issued upon the exercise of stock options and 3,134,086 shares remained available for issuance as restricted stock units or performance stock units. Forfeited shares are returned to the pool of shares available for issuance in accordance with the terms of the 2021 Equity Incentive Plan. For more information, see the “Share-Based Compensation Plan” section in Note 17, “Share-Based Compensation” within the Notes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
(2)Consists of shares of common shares that have been reserved and may be issuable to Company employees upon the settlement of 1,325,982 restricted stock units and 617,915 performance share units at target payout levels.

(3)Consists of stock options previously issued by HarborOne that were converted to options of the Company in the merger.
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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1) The Consolidated Financial Statements (see Item 8 of this Annual Report on Form 10-K):
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2025 and 2024.
Consolidated statements of income for each of the years in the three-year period ended December 31, 2025.
Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2025.
Consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2025.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2025.
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
EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
			Form	File No.	Filing Date	Exhibit No.

2.1	Plan of Conversion		S-1	333-239251	06/18/2020	2

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Eastern Bank, Citadel MS 2023, Inc., Cambridge Bancorp and Cambridge Trust Company, dated as of July 2, 2024		8-K	001-39610	07/15/2024	2.2

2.3	Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Eastern Bank, HarborOne Bancorp, Inc. and HarborOne Bank, dated as of April 24, 2025		8-K	001-39610	04/24/2025	2.1

3.1	Restated Articles of Organization of Eastern Bankshares, Inc., effective May 16, 2022		10-Q	001-39610	08/05/2022	3.1

3.2	Bylaws of Eastern Bankshares, Inc.		10-Q	333-239251	09/24/2020	3.2

4.1	Form of Common Stock Certificate of Eastern Bankshares, Inc.		S-1/A	333-239251	08/05/2020	4

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act		10-K	001-39610	03/29/2021	4.2

10.1†	Eastern Bank Employee Stock Ownership Plan		S-1	333-239251	06/18/2020	10.1

10.2†	Executive Severance Benefits Agreement with Robert F. Rivers		S-1	333-239251	06/18/2020	10.2

10.3†	Executive Retention and Severance Benefits Agreement with Quincy L. Miller		S-1	333-239251	06/18/2020	10.3

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
Exhibit No.	Description	Included with this Form 10-K	Form	File No.	Filing Date	Exhibit No.
10.4†	Change in Control Agreement with Robert F. Rivers, dated June 15, 2020		S-1	333-239251	06/18/2020	10.4

10.5†	Change in Control Agreement with Quincy L. Miller, dated June 15, 2020		S-1	333-239251	06/18/2020	10.5

10.6†	Form of Change in Control Agreement with other executive officers		S-1	333-239251	06/18/2020	10.6

10.7†	Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.7

10.8†	Amendment to Supplemental Executive Retirement Plan dated July 26, 2021		10-Q	001-39610	11/10/2021	10.1

10.9†	Restated Benefit Equalization Plan		10-K	001-39610	2/26/2024	10.9

10.10†	Outside Directors’ Retainer Continuance Plan, as amended		10-Q	333-239251	09/24/2020	10.9

10.11†	409A Long Term Incentive Plan, as amended		S-1	333-239251	06/18/2020	10.10

10.12†	409A Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.11

10.13†	Eastern Insurance Group LLC Supplemental Executive Retirement Plan		S-1	333-239251	06/18/2020	10.12

10.14†	Deferred Compensation Plan, as amended		S-1	333-239251	06/18/2020	10.13

10.15†	Eastern Bankshares, Inc. Management Incentive Plan for Eastern Bank Participants		10-Q	001-39610	08/13/2021	10.1

10.16†	Eastern Bankshares, Inc. Management Incentive Plan for Eastern Insurance Group LLC Participants		10-Q	001-39610	08/13/2021	10.2

10.17†	Eastern Bankshares, Inc. 2021 Equity Incentive Plan		S-8	333-239251	11/29/2021	10.1

10.18†	Form of Restricted Stock Award Agreement		S-8	333-239251	11/29/2021	10.2

10.19†	Form of One-Time RSU Award Agreement		8-K	001-39610	01/19/2022	10.1

10.20†	Form of Annual RSU Award Agreement		8-K	001-39610	01/19/2022	10.2

10.21†	Form of One-Time PSU Award Agreement		8-K	001-39610	01/19/2022	10.3

10.22†	Form of Annual PSU Award Agreement		8-K	001-39610	01/19/2022	10.4

10.23†	Executive Severance Benefits Agreement dated as of September 19, 2023, between Denis K. Sheahan and Eastern Bank		8-K	001-39610	09/19/2023	99.2

10.24†	Change in Control Agreement dated as of September 19, 2023, among Eastern Bankshares, Inc., Eastern Bank and Denis K. Sheahan		8-K	001-39610	09/19/2023	99.3

10.25†	Amendment to Eastern Bank Stock Ownership Plan, dated June 5, 2023		10-Q	001-39610	11/03/2023	10.6

10.26†	Offer Letter, dated July 1, 2024, between Eastern Bank and Denis K. Sheahan		10-Q	001-39610	08/07/2024	10.2

10.27†	Change in Control Agreement, effective August 1, 2024, among Eastern Bankshares, Inc., Eastern Bank, and R. David Rosato		8-K	001-39610	07/15/2024	99.2

10.28†	Summary of Material Terms of Denis K. Sheahan’s Rollover Equity Awards in Cambridge Bancorp Merger		10-Q	001-39610	08/07/2024	10.5

10.29†	Cambridge Bancorp 2017 Equity and Cash Incentive Plan		S-8	333-275479	07/11/2024	10.2

19.1	Eastern Bankshares, Inc. Insider Trading Policy		10-K	001-39610	2/27/2025	19.1

21*	Subsidiaries of Eastern Bankshares, Inc.	X

Exhibit No.	Description	Included with this Form 10-K	Incorporated by Reference
Exhibit No.	Description	Included with this Form 10-K	Form	File No.	Filing Date	Exhibit No.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Eastern Bankshares, Inc. Clawback Policy		10-K	001-39610	2/26/2024	97.1

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements.
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

Date: March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert F. Rivers	Executive Chair and Chair of the Board	Date: March 2, 2026
Robert F. Rivers	(Principal Executive Officer)

/s/ R. David Rosato	Chief Financial Officer	Date: March 2, 2026
R. David Rosato	(Principal Financial Officer)

/s/ Denis K. Sheahan	Chief Executive Officer and Director	Date: March 2, 2026
Denis K. Sheahan

/s/ David A. Ahlquist	Principal Accounting Officer	Date: March 2, 2026
David A. Ahlquist

/s/ Richard C. Bane	Director	Date: March 2, 2026
Richard C. Bane

/s/ Luis A. Borgen	Director	Date: March 2, 2026
Luis A. Borgen

/s/ Joseph T. Chung	Director	Date: March 2, 2026
Joseph T. Chung

/s/ Bari A. Harlam	Director	Date: March 2, 2026
Bari A. Harlam

/s/ Marisa J. Harney	Director	Date: March 2, 2026
Marisa J. Harney

/s/ Diane S. Hessan	Director	Date: March 2, 2026
Diane S. Hessan

/s/ Richard E. Holbrook	Director	Date: March 2, 2026
Richard E. Holbrook

/s/ Deborah C. Jackson	Director	Date: March 2, 2026
Deborah C. Jackson

/s/ Peter K. Markell	Director	Date: March 2, 2026
Peter K. Markell

/s/ Linda M. Williams	Director	Date: March 2, 2026
Linda M. Williams

/s/ Leon A. Palandjian	Director	Date: March 2, 2026
Leon A. Palandjian

/s/ Cathleen A. Schmidt	Director	Date: March 2, 2026
Cathleen A. Schmidt

/s/ Andargachew S. Zelleke	Director	Date: March 2, 2026
Andargachew S. Zelleke

/s/ Joseph F. Casey	Director	Date: March 2, 2026
Joseph F. Casey

/s/ Michael J. Sullivan	Director	Date: March 2, 2026
Michael J. Sullivan