Form 10-Q
period 2026-03-31
Eastern Bankshares, Inc.
filed 2026-05-08
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
231,143,099 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of April 30, 2026.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$111,430	$126,103
Short-term investments	220,133	190,766
Cash and cash equivalents	331,563	316,869
Securities:
Available for sale (amortized cost $4,201,439 and $4,143,163, respectively)	3,860,264	3,825,569
Held to maturity (fair value $681,935 and $575,974, respectively)	712,555	599,557
Total securities	4,572,819	4,425,126
Loans held for sale	25,814	22,761
Total loans	23,387,994	23,574,496
Allowance for loan losses	(327,892)	(331,841)
Unearned discounts and deferred fees, net	(463,950)	(489,431)
Net loans	22,596,152	22,753,224
Federal Home Loan Bank stock, at cost	38,801	13,838
Premises and equipment	117,585	119,984
Bank-owned life insurance	309,364	307,836
Goodwill and other intangibles, net	1,289,286	1,300,930
Deferred income taxes, net	306,059	309,963
Prepaid expenses	258,416	259,929
Other assets	786,710	756,396
Total assets	$30,632,569	$30,586,856
LIABILITIES AND EQUITY
Deposits:
Demand	$6,596,577	$6,341,205
Interest checking accounts	4,508,811	4,727,219
Savings accounts	2,140,074	2,010,028
Money market investment	7,715,516	7,885,707
Certificates of deposit	4,144,271	4,506,592
Total deposits	25,105,249	25,470,751
Borrowed funds:
Interest rate swap collateral funds	27,991	15,321
Federal Home Loan Bank advances	689,217	199,617
Total borrowed funds	717,208	214,938
Other liabilities	524,132	560,614
Total liabilities	26,346,589	26,246,303
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 232,292,219 and 235,646,558 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,323	2,356
Additional paid in capital	2,549,369	2,621,029
Unallocated common shares held by the Employee Stock Ownership Plan	(121,527)	(122,796)
Retained earnings	2,103,663	2,067,327
Accumulated other comprehensive loss, net of tax	(247,848)	(227,363)
Total shareholders’ equity	4,285,980	4,340,553
Total liabilities and shareholders’ equity	$30,632,569	$30,586,856
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$301,752	$228,467
Taxable interest and dividends on securities	33,203	31,160
Non-taxable interest and dividends on securities	3,581	1,442
Interest on federal funds sold and other short-term investments	1,010	4,636
Total interest and dividend income	339,546	265,705
Interest expense:
Interest on deposits	90,435	75,998
Interest on borrowings	4,455	808
Total interest expense	94,890	76,806
Net interest income	244,656	188,899
Provision for allowance for loan losses	5,756	6,600
Net interest income after provision for allowance for loan losses	238,900	182,299
Noninterest income (loss):
Investment advisory fees	18,314	16,437
Service charges on deposit accounts	9,927	8,315
Card income	5,797	3,920
Interest rate swap income	983	488
Losses from investments for employee retirement benefits	(1,860)	(1,257)
Mortgage banking income (loss)	2,865	(92)
Losses on sales of securities available for sale, net	—	(269,638)
Miscellaneous income and fees	9,035	6,339
Other non-operating loss	(1,504)	(630)
Total noninterest income (loss)	43,557	(236,118)
Noninterest expense:
Salaries and employee benefits	102,151	79,859
Occupancy and equipment	14,111	10,617
Technology and data processing	23,843	18,015
Professional services	3,414	2,924
Marketing expenses	2,696	1,732
FDIC insurance	3,368	3,288
Amortization of intangible assets	11,644	7,808
Other operating expenses	6,636	5,877
Non-operating expenses	30,767	—
Total noninterest expense	198,630	130,120
Income (loss) before income tax expense	83,827	(183,939)
Income tax expense	18,565	33,727
Net income (loss)	$65,262	$(217,666)
Basic earnings (loss) per share	$0.29	$(1.09)
Diluted earnings (loss) per share	$0.29	$(1.08)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income (loss)	$65,262	$(217,666)
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(17,870)	251,318
Net change in fair value of cash flow hedges	(1,032)	10,367
Net change in other comprehensive income for defined benefit postretirement plans	(1,583)	(1,135)
Total other comprehensive (loss) income	(20,485)	260,550
Total comprehensive income	$44,777	$42,884
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2026 and 2025

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2024	213,909,472	$2,141	$2,237,494	$2,084,503	$(584,329)	$(127,842)	$3,611,967
Dividends to common shareholders (1)	—	—	—	(24,230)	—	—	(24,230)
Repurchased common stock	(2,875,530)	(28)	(48,629)				(48,657)
Restricted share awards cancelled (2)	(10,435)	(2)	(137)	—	—	—	(139)
Issuance of common shares under share-based compensation arrangements (3)	536,670	5	(5,841)	—	—	—	(5,836)
Share-based compensation	—	—	4,752	—	—	—	4,752
Net loss	—	—	—	(217,666)	—	—	(217,666)
Other comprehensive income, net of tax	—	—	—	—	260,550	—	260,550
ESOP shares committed to be released	—	—	913	—	—	1,280	2,193
Balance at March 31, 2025	211,560,177	$2,116	$2,188,552	$1,842,607	$(323,779)	$(126,562)	$3,582,934

Balance at December 31, 2025	235,646,558	$2,356	$2,621,029	$2,067,327	$(227,363)	$(122,796)	$4,340,553
Dividends to common shareholders (1)	—	—	—	(28,926)	—	—	(28,926)
Repurchased common stock	(3,883,466)	(39)	(75,466)	—	—	—	(75,505)
Restricted share awards cancelled (2)	(5,507)	—	(119)	—	—	—	(119)
Issuance of common shares under share-based compensation arrangements (3)	353,758	4	(3,993)	—	—	—	(3,989)
Share-based compensation	—	—	4,158	—	—	—	4,158
Stock options exercised	180,876	2	2,419	—	—	—	2,421
Net income	—	—	—	65,262	—	—	65,262
Other comprehensive loss, net of tax	—	—	—	—	(20,485)	—	(20,485)
ESOP shares committed to be released	—	—	1,341	—	—	1,269	2,610
Balance at March 31, 2026	232,292,219	$2,323	$2,549,369	$2,103,663	$(247,848)	$(121,527)	$4,285,980
(1)The Company declared quarterly cash dividends of $0.13 and $0.12 per share of common stock during the three months ended March 31, 2026 and 2025, respectively.
(2)Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding and upon forfeiture.
(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 9, “Employee Benefits” for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
Operating activities	(In thousands)
Net income (loss)	$65,262	$(217,666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for allowance for loan losses	5,756	6,600
Depreciation and amortization	15,593	10,489
Accretion of deferred loan fees and premiums, net	(14,867)	(9,552)
Deferred income tax expense (benefit)	7,367	(64,905)
Accretion of investment security premiums and discounts, net	(1,913)	(1,182)
Right-of-use asset amortization	3,390	3,193
Share-based compensation	4,158	4,752
Increase in cash surrender value of bank-owned life insurance	(1,880)	(1,383)
Loss on sale of securities available for sale, net	—	269,638
Loss on right-of-use assets, net of gains from modifications	2,949	—
Employee Stock Ownership Plan expense	2,610	2,193
Other	(2,880)	286
Loans held for sale:
Proceeds from sales of loans held for sale	101,126	13,000
Loans originated for sale, net of repayments	(101,595)	(13,235)
Change in:
Prepaid pension benefit	(1,920)	(1,336)
Other assets	(30,654)	64,276
Other liabilities	(61,975)	(17,847)
Net cash (used in) provided by operating activities	(9,473)	47,321
Investing activities
Proceeds from sales of securities available for sale	—	1,339,345
Proceeds from maturities and principal paydowns of securities available for sale	111,438	83,693
Purchases of securities available for sale	(167,861)	(1,330,852)
Proceeds from maturities and principal paydowns of securities held to maturity	7,204	5,621
Purchases of securities held to maturity	(94,247)	(18,000)
Proceeds from sale of Federal Home Loan Bank stock	38,378	9,352
Purchases of Federal Home Loan Bank stock	(63,341)	(12,711)
Contributions to low income housing tax credit investments	(9,372)	(9,227)
Contributions to other equity investments	(437)	(743)
Distributions from other equity investments	101	125
Net decrease (increase) in outstanding loans	167,848	(146,144)
Purchases of banking premises and equipment	(3,054)	(1,801)
Proceeds from life insurance policies	487	—
Net cash used in investing activities	(12,856)	(81,342)
Financing activities
Net decrease in demand, savings, interest checking, and money market investment deposit accounts	(3,181)	(376,826)
Net decrease in time deposits	(362,321)	(145,412)
Net increase (decrease) in borrowed funds	502,270	(11,270)
Payments for repurchase of common stock	(73,354)	(46,456)
Proceeds from the exercise of stock options	2,421	—
Dividends declared and paid to common shareholders	(28,812)	(24,092)
Net cash provided by (used in) financing activities	37,023	(604,056)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,694	(638,077)
Cash, cash equivalents, and restricted cash at beginning of period	316,869	1,006,880
Cash, cash equivalents, and restricted cash at end of period	$331,563	$368,803

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$111,627	$68,784
Income taxes paid	1,070	1,000
Non-cash activities
Net increase in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements/modifications	2,464	1,661
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
•combination of certain non-operating income accounts previously included in “other noninterest income” into a new financial statement line item titled “other non-operating loss.”
The accompanying Consolidated Balance Sheet as of March 31, 2026, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three months ended March 31, 2026 and 2025 and Statements of Cash Flows for the three months ended March 31, 2026 and 2025 are unaudited. The Consolidated Balance Sheet as of December 31, 2025 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim period, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of March 31, 2026 and those that were adopted during the three months ended March 31, 2026. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2025 Form 10-K.

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
Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of March 31, 2026:
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
No standards were adopted during the three months ended March 31, 2026.
3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available for sale (“AFS”) securities as of the dates indicated were as follows:

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,830,011	$12,734	$(248,238)	$—	$2,594,507
Government-sponsored commercial mortgage-backed securities	1,132,808	5,927	(98,881)	—	1,039,854
U.S. Treasury securities	50,020	155	—	—	50,175
State and municipal bonds and obligations	188,600	—	(12,872)	—	175,728
	$4,201,439	$18,816	$(359,991)	$—	$3,860,264

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,753,311	$19,846	$(239,848)	$—	$2,533,309
Government-sponsored commercial mortgage-backed securities	1,148,394	9,388	(97,451)	—	1,060,331
U.S. Treasury securities	50,030	320	—	—	50,350
State and municipal bonds and obligations	191,428	55	(9,904)	—	181,579
	$4,143,163	$29,609	$(347,203)	$—	$3,825,569

The Company did not record a provision for credit losses on any AFS securities for either the three months ended March 31, 2026 or 2025. Accrued interest receivable on AFS securities totaled $12.4 million and $11.9 million as of March 31, 2026 and December 31, 2025, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on AFS securities during either the three months ended March 31, 2026 or 2025. No AFS securities held by the Company were delinquent on contractual payments as of March 31, 2026 or December 31, 2025, nor were any AFS securities placed on non-accrual status during the three and twelve-month periods then ended.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—
Gross realized losses from sales of AFS securities	—	(269,638)
Net losses from sales of AFS securities	$—	$(269,638)
Information pertaining to AFS securities with gross unrealized losses as of March 31, 2026 and December 31, 2025, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology (“CECL”), aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of March 31, 2026
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	294	$2,923	$260,841	$245,315	$1,457,958	$248,238	$1,718,799
Government-sponsored commercial mortgage-backed securities	146	—	—	98,881	590,634	98,881	590,634
State and municipal bonds and obligations	224	1,539	60,122	11,333	114,786	12,872	174,908
	664	$4,462	$320,963	$355,529	$2,163,378	$359,991	$2,484,341

	As of December 31, 2025
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	292	$317	$74,415	$239,531	$1,511,918	$239,848	$1,586,333
Government-sponsored commercial mortgage-backed securities	148	—	—	97,451	608,386	97,451	608,386
State and municipal bonds and obligations	199	8	3,816	9,896	156,973	9,904	160,789
	639	$325	$78,231	$346,878	$2,277,277	$347,203	$2,355,508
The Company does not intend to sell these investments and has determined based upon available evidence that it is not more-likely-than-not that the Company will be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either March 31, 2026 or December 31, 2025.

The causes of the impairments listed in the tables above by category are as follows as of March 31, 2026 and December 31, 2025:
•Government-sponsored mortgage-backed securities – The securities with unrealized losses in these portfolios have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.
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
Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held to maturity (“HTM”) securities as of the dates indicated were as follows:

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$205,168	$—	$(16,780)	$—	$188,388
Government-sponsored commercial mortgage-backed securities	183,047	—	(12,003)	—	171,044
State and municipal bonds and obligations	282,454	1,471	(4,594)	—	279,331
Corporate bonds	41,886	1,340	(54)	—	43,172
	$712,555	$2,811	$(33,431)	$—	$681,935

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$210,142	$—	$(15,595)	$—	$194,547
Government-sponsored commercial mortgage-backed securities	185,185	—	(11,601)	—	173,584
State and municipal bonds and obligations	167,346	2,914	(399)	—	169,861
Corporate bonds	36,884	1,098	—	—	37,982
	$599,557	$4,012	$(27,595)	$—	$575,974
The Company did not record a provision for estimated credit losses on any HTM securities for either the three months ended March 31, 2026 or 2025. The accrued interest receivable on HTM securities totaled $4.9 million and $3.6 million as of March 31, 2026 and December 31, 2025, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three months ended March 31, 2026 or 2025. No HTM securities held by the Company were delinquent on contractual payments as of either March 31, 2026 or December 31, 2025, nor were any HTM securities placed on non-accrual status during the three and twelve-month periods then ended.
Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of March 31, 2026 and December 31, 2025 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of March 31, 2026
	Due in one year or less		Due after one year to five years		Due after five years to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$1,148	$1,141	$8,329	$8,201	$20,932	$19,730	$2,799,602	$2,565,435	$2,830,011	$2,594,507
Government-sponsored commercial mortgage-backed securities	38,420	37,896	580,309	579,623	37,961	34,000	476,118	388,335	1,132,808	1,039,854
U.S. Treasury securities	50,020	50,175	—	—	—	—	—	—	50,020	50,175
State and municipal bonds and obligations	6,750	6,719	35,166	34,510	52,627	50,905	94,057	83,594	188,600	175,728
Total available for sale securities	96,338	95,931	623,804	622,334	111,520	104,635	3,369,777	3,037,364	4,201,439	3,860,264
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	205,168	188,388	205,168	188,388
Government-sponsored commercial mortgage-backed securities	—	—	129,544	123,123	53,503	47,921	—	—	183,047	171,044
State and municipal bond obligations	—	—	—	—	—	—	282,454	279,331	282,454	279,331
Corporate bonds	1,010	1,018	—	—	40,876	42,154	—	—	41,886	43,172
Total held to maturity securities	1,010	1,018	129,544	123,123	94,379	90,075	487,622	467,719	712,555	681,935
Total	$97,348	$96,949	$753,348	$745,457	$205,899	$194,710	$3,857,399	$3,505,083	$4,913,994	$4,542,199

	As of December 31, 2025
	Due in one year or less		Due after one year to five years		Due after five years to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$661	$657	$10,753	$10,602	$22,179	$21,006	$2,719,718	$2,501,044	$2,753,311	$2,533,309
Government-sponsored commercial mortgage-backed securities	10,528	10,368	601,026	604,330	48,278	43,673	488,562	401,960	1,148,394	1,060,331
U.S. Treasury securities	50,030	50,350	—	—	—	—	—	—	50,030	50,350
State and municipal bonds and obligations	7,040	7,011	35,647	35,181	52,939	52,451	95,802	86,936	191,428	181,579
Total available for sale securities	68,259	68,386	647,426	650,113	123,396	117,130	3,304,082	2,989,940	4,143,163	3,825,569
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	210,142	194,547	210,142	194,547
Government-sponsored commercial mortgage-backed securities	—	—	130,301	124,033	54,884	49,551	—	—	185,185	173,584
State and municipal bond obligations	—	—	—	—	—	—	167,346	169,861	167,346	169,861
Corporate bonds	—	—	1,012	1,014	35,872	36,968	—	—	36,884	37,982
Total held to maturity securities	—	—	131,313	125,047	90,756	86,519	377,488	364,408	599,557	575,974
Total	$68,259	$68,386	$778,739	$775,160	$214,152	$203,649	$3,681,570	$3,354,348	$4,742,720	$4,401,543

Securities Pledged as Collateral
As of March 31, 2026 and December 31, 2025, securities with a carrying value of $686.4 million and $692.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of March 31, 2026 and December 31, 2025, deposits with associated pledged collateral included cash accounts from the Company’s wealth management division (“Cambridge Trust Wealth Management”) and municipal deposit accounts. As of March 31, 2026 and December 31, 2025, securities with a carrying value of $1.5 billion and $0.2 billion, respectively, were pledged as collateral to the FHLBB.
As of March 31, 2026 and December 31, 2025, the Company pledged securities with a carrying value of $397.1 million and $414.2 million, respectively, to the Federal Reserve Discount Window (the “Discount Window”).
4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	March 31, 2026	December 31, 2025
	(In thousands)
Commercial and industrial	$4,373,727	$4,324,615
Commercial real estate	9,475,352	9,529,071
Commercial construction	503,192	567,597
Business banking	1,545,197	1,603,489
Residential real estate	5,466,975	5,516,114
Consumer home equity	1,765,450	1,758,099
Other consumer	258,101	275,511
Gross loans before unearned discounts and deferred fees, net	23,387,994	23,574,496
Allowance for loan losses (1)	(327,892)	(331,841)
Unearned discounts and deferred fees, net	(463,950)	(489,431)
Loans after the allowance for loan losses and net unearned discounts and deferred fees	$22,596,152	$22,753,224
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $81.2 million and $81.9 million as of March 31, 2026 and December 31, 2025, respectively, and is included within other assets on the Consolidated Balance Sheets.
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
Loans Pledged as Collateral
As of both March 31, 2026 and December 31, 2025, the carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) was $5.0 billion. The balance of funds borrowed from the FHLBB were $689.2 million and $199.6 million at March 31, 2026 and December 31, 2025, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $5.2 billion and $5.0 billion at March 31, 2026 and December 31, 2025, respectively. There were no funds borrowed from the FRB outstanding at either March 31, 2026 or December 31, 2025.

Serviced Loans
At March 31, 2026 and December 31, 2025, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $3.2 billion and $3.3 billion, respectively.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended March 31, 2026
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$65,768	$164,376	$21,058	$22,921	$44,177	$9,171	$4,370	$331,841
Charge-offs	(6,500)	(3,588)	—	(2,214)	—	(4)	(612)	(12,918)
Recoveries	794	—	—	2,130	32	63	194	3,213
(Release) provision	(554)	18,038	(9,935)	(678)	(1,568)	397	56	5,756
Ending balance	$59,508	$178,826	$11,123	$22,159	$42,641	$9,627	$4,008	$327,892

	For the Three Months Ended March 31, 2025
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$41,090	$116,175	$8,462	$19,899	$32,291	$7,472	$3,563	$228,952
Charge-offs	—	(11,587)	—	(342)	—	—	(558)	(12,487)
Recoveries	11	694	—	322	39	—	179	1,245
Provision (release)	5,389	1,352	52	436	(1,234)	(581)	1,186	6,600
Ending balance	$46,490	$106,634	$8,514	$20,315	$31,096	$6,891	$4,370	$224,310
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of March 31, 2026 and December 31, 2025, the Company’s reserve for unfunded lending commitments was $16.2 million and $16.4 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of March 31, 2026, and gross charge-offs for the nine-month period then ended:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$191,100	$744,921	$295,320	$268,393	$415,726	$1,450,258	$781,734	$—	$4,147,452
Special Mention	—	602	2,237	6,425	1,331	3,492	26,925	—	41,012
Substandard	—	4,032	18	39,594	21,019	19,196	70,335	—	154,194
Doubtful	—	—	—	3,128	818	8	—	—	3,954
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	191,100	749,555	297,575	317,540	438,894	1,472,954	878,994	—	4,346,612
Current period gross charge-offs	—	—	—	6,500	—	—	—	—	6,500

Commercial real estate
Pass	186,085	919,258	610,246	720,709	2,245,884	4,056,208	87,152	804	8,826,346
Special Mention	—	—	822	30,574	38,493	158,299	—	988	229,176
Substandard	—	14,128	—	54,775	77,282	79,633	—	—	225,818
Doubtful	—	—	—	3,170	66,062	22,904	—	—	92,136
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	186,085	933,386	611,068	809,228	2,427,721	4,317,044	87,152	1,792	9,373,476
Current period gross charge-offs	—	—	—	—	2,088	1,500	—	—	3,588

Commercial construction
Pass	6,947	163,468	212,789	85,518	14,072	—	4,144	—	486,938
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	6,934	—	8,165	—	—	—	15,099
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	6,947	163,468	219,723	85,518	22,237	—	4,144	—	502,037
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	29,222	177,798	167,396	131,694	162,443	711,161	115,578	2,287	1,497,579
Special Mention	—	—	4,635	675	497	9,066	1,164	—	16,037
Substandard	—	933	5,466	5,197	3,038	7,014	17	—	21,665
Doubtful	—	—	103	18	—	1,436	—	—	1,557
Loss	—	—	—	—	—	—	—	—	—
Total business banking	29,222	178,731	177,600	137,584	165,978	728,677	116,759	2,287	1,536,838

Current period gross charge-offs	—	148	246	225	94	1,460	—	41	2,214

Residential real estate
Current and accruing	62,320	424,951	229,518	373,382	1,218,883	2,809,981	—	—	5,119,035
30-89 days past due and accruing	—	363	1,379	7,389	13,266	24,673	—	—	47,070
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	183	244	819	4,919	15,774	—	—	21,939
Total residential real estate	62,320	425,497	231,141	381,590	1,237,068	2,850,428	—	—	5,188,044
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer home equity
Current and accruing	—	7,204	11,265	23,845	60,293	99,974	1,532,713	9,949	1,745,243
30-89 days past due and accruing	—	—	105	156	168	987	9,018	60	10,494
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	1,739	4,024	73	5,836
Total consumer home equity	—	7,204	11,370	24,001	60,461	102,700	1,545,755	10,082	1,761,573
Current period gross charge-offs	—	—	—	—	—	4	—	—	4

Other consumer
Current and accruing	9,673	35,816	43,146	46,150	18,582	23,059	38,240	2	214,668
30-89 days past due and accruing	—	82	106	103	82	28	280	—	681
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	20	35	7	10	—	43	—	115
Total other consumer	9,673	35,918	43,287	46,260	18,674	23,087	38,563	2	215,464
Current period gross charge-offs	268	45	77	20	40	76	86	—	612

Total	$485,347	$2,493,759	$1,591,764	$1,801,721	$4,371,033	$9,494,890	$2,671,367	$14,163	$22,924,044
(1)The amounts presented represent the amortized cost as of March 31, 2026 of revolving loans that were converted to term loans during the three months ended March 31, 2026.
Subsequent to December 31, 2025 and issuance of the 2025 10-K, the Company refined loan origination date information for certain acquired loans following system conversion. This refinement resulted in reclassification among origination year vintages, but did not affect total loans, credit quality classifications, the allowance for credit losses, or results of operations. The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of December 31, 2025, and reflects such reclassifications:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$835,431	$310,569	$296,116	$422,850	$378,622	$1,090,152	$792,359	$165	$4,126,264
Special Mention	948	2,399	6,716	133	1,314	2,795	12,990	—	27,295
Substandard	4,093	10,974	31,539	22,819	2,806	4,893	53,495	—	130,619
Doubtful	—	—	9,628	—	—	1,049	847	—	11,524
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	840,472	323,942	343,999	445,802	382,742	1,098,889	859,691	165	4,295,702

Commercial real estate
Pass	903,311	616,073	750,447	2,297,477	1,285,420	2,892,767	102,016	2,747	8,850,258
Special Mention	—	865	30,585	28,104	90,528	73,987	994	—	225,063
Substandard	14,027	—	54,833	85,591	13,408	65,778	—	—	233,637
Doubtful	—	—	20,852	55,698	2,381	26,472	—	—	105,403
Loss	—	—	—	—	—	—	—	—	—

Total commercial real estate	917,338	616,938	856,717	2,466,870	1,391,737	3,059,004	103,010	2,747	9,414,361

Commercial construction
Pass	134,110	209,193	103,355	65,595	14,263	712	8,117	—	535,345
Special Mention	—	423	—	4,671	—	—	1,033	—	6,127
Substandard	—	—	—	5,646	—	—	—	—	5,646
Doubtful	—	—	—	14,888	—	1,479	—	—	16,367
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	134,110	209,616	103,355	90,800	14,263	2,191	9,150	—	563,485

Business banking
Pass	182,967	175,785	139,676	180,091	210,893	549,839	114,235	5,762	1,559,248
Special Mention	—	5,505	1,444	820	4,453	3,298	165	264	15,949
Substandard	1,525	3,412	3,482	2,845	1,765	3,769	197	493	17,488
Doubtful	—	—	412	352	28	3	196	18	1,009
Loss	—	—	—	—	—	—	—	—	—
Total business banking	184,492	184,702	145,014	184,108	217,139	556,909	114,793	6,537	1,593,694

Residential real estate
Current and accruing	433,413	239,268	394,753	1,242,550	1,323,273	1,544,328	—	—	5,177,585
30-89 days past due and accruing	1,045	2,625	2,130	6,121	5,801	17,654	—	—	35,376
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	184	—	721	5,686	1,948	10,680	—	—	19,219
Total residential real estate	434,642	241,893	397,604	1,254,357	1,331,022	1,572,662	—	—	5,232,180

Consumer home equity
Current and accruing	32,940	43,175	53,426	104,417	31,698	117,896	1,332,194	20,341	1,736,087
30-89 days past due and accruing	248	58	233	251	—	1,716	8,269	655	11,430
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	95	—	—	1,126	4,555	317	6,093
Total consumer home equity	33,188	43,233	53,754	104,668	31,698	120,738	1,345,018	21,313	1,753,610

Other consumer
Current and accruing	44,301	46,109	49,860	20,675	11,399	15,976	42,750	117	231,187
30-89 days past due and accruing	10	98	75	52	31	36	62	30	394
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	48	4	13	30	—	12	84	261	452
Total other consumer	44,359	46,211	49,948	20,757	11,430	16,024	42,896	408	232,033

Total	$2,588,601	$1,666,535	$1,950,391	$4,567,362	$3,380,031	$6,426,417	$2,474,558	$31,170	$23,085,065
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$2,357	$60	$4,116	$6,533	$4,340,079	$4,346,612
Commercial real estate	11,613	821	9,390	21,824	9,351,652	9,373,476
Commercial construction	—	—	—	—	502,037	502,037
Business banking	11,154	3,698	10,946	25,798	1,511,040	1,536,838
Residential real estate	38,995	8,506	20,230	67,731	5,120,313	5,188,044
Consumer home equity	6,520	4,438	5,071	16,029	1,745,544	1,761,573
Other consumer	517	164	90	771	214,693	215,464
Total	$71,156	$17,687	$49,843	$138,686	$22,785,358	$22,924,044

	As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$5,368	$164	$1,591	$7,123	$4,288,579	$4,295,702
Commercial real estate	5,992	994	14,174	21,160	9,393,201	9,414,361
Commercial construction	—	—	1,033	1,033	562,452	563,485
Business banking	16,673	3,530	8,994	29,197	1,564,497	1,593,694
Residential real estate	26,493	10,361	16,543	53,397	5,178,783	5,232,180
Consumer home equity	9,929	2,141	5,321	17,391	1,736,219	1,753,610
Other consumer	284	114	417	815	231,218	232,033
Total	$64,739	$17,304	$48,073	$130,116	$22,954,949	$23,085,065
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of March 31, 2026			As of December 31, 2025
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Nonaccrual Loans
	(In thousands)
Commercial and industrial	$184	$3,953	$4,137	$8,810	$3,284	$12,094
Commercial real estate	67,944	24,192	92,136	70,010	35,402	105,412
Commercial construction	—	—	—	17,400	—	17,400
Business banking	12,567	938	13,505	11,319	350	11,669
Residential real estate	21,939	—	21,939	19,219	—	19,219
Consumer home equity	5,836	—	5,836	6,093	—	6,093
Other consumer	115	—	115	452	—	452
Total non-accrual loans	$108,585	$29,083	$137,668	$133,303	$39,036	$172,339
(1)The loans on non-accrual status and without an ACL, as of both March 31, 2026 and December 31, 2025, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three months ended March 31, 2026 and 2025 was not significant. As of both March 31, 2026 and December 31, 2025, there were no loans greater than 90 days past due and still accruing.

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three months ended March 31, 2026 and 2025 was not significant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of March 31, 2026 and December 31, 2025, the Company had collateral-dependent residential mortgage and home equity loans totaling $5.0 million and $4.4 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of March 31, 2026 and December 31, 2025, the Company had collateral-dependent commercial loans totaling $97.4 million and $133.5 million, respectively.
Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both March 31, 2026 and December 31, 2025, the Company had no residential real estate held in other real estate owned (“OREO”). As of March 31, 2026, there were twelve residential real estate loans, which had an aggregate balance of $3.3 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2025, there were twelve residential real estate loans, which had an aggregate balance of $3.0 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
As of March 31, 2026 there were four consumer home equity loans, which had an aggregate balance of $0.3 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2025, there were four consumer home equity loans, which had an aggregate balance of $0.3 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of March 31, 2026 of loans modified during the three month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	During the Three Months Ended March 31,
	2026		2025
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$82	0.01%	$39	0.00%
Consumer home equity	—	—%	80	0.01%
Total interest rate reduction	$82	0.00%	$119	0.00%
Other-than-Insignificant Delay in Repayment:
Business banking	$4,055	0.26%	$125	0.01%
Consumer home equity	150	0.01%	—	—%
Total other-than-insignificant delay in repayment	$4,205	0.02%	$125	0.00%
Term Extension:
Commercial real estate	$26,830	0.29%	$3,795	0.11%
Business banking	533	0.03%	—	—%
Residential real estate	137	0.00%	—	—%
Total term extension	$27,500	0.12%	$3,795	0.02%
Combination—Interest Rate Reduction & Other-than-Insignificant-Delay in Repayment:
Business banking	$2,199	0.14%	$—	—%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$2,199	0.01%	$—	—%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Business banking	$—	—%	$316	0.02%
Total combination—term extension & other-than-insignificant delay in repayment	$—	—%	$316	0.00%
Total by portfolio segment
Commercial real estate	$26,830	0.29%	$3,795	0.11%
Business banking	6,869	0.45%	480	0.03%
Residential real estate	137	0.00%	—	—%
Consumer home equity	150	0.01%	80	0.01%
Total	$33,986	0.15%	$4,355	0.02%

The following tables describe the financial effect of the modifications made during the periods indicated to borrowers experiencing financial difficulty. Loans that were modified in more than one manner are included in each modification type corresponding to the types of modifications performed.

Three Months Ended March 31, 2026
Loan Type	Financial Effect
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 10.5% to 7.5%.
Other-than-Insignificant Delay in Repayment
Business banking
Deferred a weighted-average of 8 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Consumer home equity	Deferred 9 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial real estate	Added a weighted-average of 3 months to the lives of the loans, which reduced monthly payment amounts for the borrowers.
Business banking	Added 4 months to the life of the loan, which reduced monthly payment amounts for the borrower.
Residential real estate	Added 6 months to the life of the loan, which reduced monthly payment amounts for the borrower.

Three Months Ended March 31, 2025
Loan Type	Financial Effect (1)
Interest Rate Reduction
Business banking	Reduced contractual interest rate of one loan from 7.8% to 6.0%.
Consumer home equity	Reduced contractual interest rate of one loan from 7.0% to 5.0%.
Other-than-Insignificant Delay in Repayment
Business banking
Deferred a weighted average of 7 payments. For principal and interest deferrals, the loans were re-amortized over an extended payment period resulting in reduced monthly payment amounts for the borrowers. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.

Term Extension
Commercial and industrial	Added 1.1 years to the life of one loan, which reduced the monthly payment amount for the borrower.
Business banking	Added a weighted-average of 8 months to the lives of the loans, which reduced monthly payment amounts for the borrowers.
(1)Loans that were modified in more than one manner are included in each modification type corresponding to the type of modifications performed.
As of both March 31, 2026 and March 31, 2025, there were no loans to borrowers experiencing financial difficulty that were modified during the prior twelve months and which had a payment default during the three months ended March 31, 2026 and 2025, respectively.
Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty that were modified during the prior twelve months as of March 31, 2026:

	As of March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$980	$980
Commercial real estate	—	—	—	—	67,720	67,720
Business banking	—	—	546	546	8,341	8,887
Residential real estate	—	357	—	357	845	1,202
Consumer home equity	—	144	148	292	489	781
Total	$—	$501	$694	$1,195	$78,375	$79,570

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
As of March 31, 2026, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the three months ended March 31, 2026 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension. As of December 31, 2025, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during year ended December 31, 2025 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Loan Participations
The Company occasionally purchases commercial loan participations or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Three Months Ended March 31, 2026			As of and for the Year Ended December 31, 2025
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,454,063	0.22%	$6,500	$1,504,012	0.64%	$5,004
Commercial real estate	1,174,332	1.45%	1,500	1,611,130	1.84%	5,282
Commercial construction	82,214	0.00%	—	190,156	8.61%	—
Business banking	280	0.00%	—	1,072	0.00%	15
Total loan participations	$2,710,889	0.74%	$8,000	$3,306,370	1.68%	$10,301
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
As of the dates indicated, the Company had the following related to operating leases:

	As of March 31, 2026	As of December 31, 2025
	(In thousands)
Right-of-use assets	$70,646	$74,094
Lease liabilities	96,624	97,896
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.

The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating lease cost	$4,313	$3,968
Finance lease cost	117	123
Variable lease cost	1,235	818
Total lease cost	$5,665	$4,909
During the three months ended March 31, 2026 and 2025, the Company made $4.9 million and $4.0 million, respectively, in cash payments for operating and finance lease payments.
Supplemental balance sheet information related to operating leases are as follows:

	As of March 31, 2026	As of December 31, 2025
Weighted-average remaining lease term (in years)	7.88	7.85
Weighted-average discount rate	4.36%	4.35%
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
The following are the components and results of the Company’s earnings per common share calculations for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except per share data)
Net income (loss) applicable to common shares	$65,262	$(217,666)

Average number of common shares outstanding	234,358,704	212,739,981
Less: Average unallocated ESOP shares	(12,215,713)	(12,719,274)
Average number of common shares outstanding used to calculate basic earnings (loss) per common share	222,142,991	200,020,707
Common stock equivalents	1,241,596	1,395,138
Average number of common shares outstanding used to calculate diluted earnings per common share	223,384,587	201,415,845

Earnings (loss) per common share:
Basic	$0.29	$(1.09)
Diluted	$0.29	$(1.08)
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

As of March 31, 2026 and December 31, 2025, the Company had $218.2 million and $225.2 million, respectively, in tax credit investments that were included in other assets in the Company’s Consolidated Balance Sheets.
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
The following table presents the Company’s investments in LIHTC projects accounted for using the proportional amortization method for the periods indicated:

	As of March 31, 2026	As of December 31, 2025
	(In thousands)
Current recorded investment included in other assets	$216,768	$223,698
Commitments to fund qualified affordable housing projects included in recorded investment noted above	44,696	54,263
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Tax credits and benefits recognized	$8,214	$7,702
Amortization expense included in income tax expense	6,735	6,004
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets in the Company’s Consolidated Balance Sheets and totaled $1.4 million and $1.5 million as of March 31, 2026 and December 31, 2025, respectively.
8. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Combined federal and state income tax provision	$18,565	$33,727
Effective income tax rate	22.1%	(18.3)%
The Company recorded net income tax expense of $18.6 million and $33.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
The decrease in income tax expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to the treatment of the tax benefit associated with the loss on sale of securities incurred in the first quarter of 2025. The Company recorded net income tax expense during the three months ended March 31, 2025 despite a net pre-tax loss recognized during the period. The loss on sale of securities recognized during the three months ended March 31, 2025 was not considered to be a discrete item for income tax purposes and, therefore, the associated tax benefit of $71.8 million was realizable ratably over the full year. No securities were sold during the three months ended March 31, 2026.
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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Components of net periodic benefit cost:
Service cost	$6,217	$5,733
Interest cost	5,288	5,365
Expected return on plan assets	(9,828)	(9,495)
Prior service credit	(2,488)	(2,495)
Recognized net actuarial loss	301	925
Net periodic benefit (credit) cost	$(510)	$33
Service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the Consolidated Statements of Income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2025 and 2024. Accordingly, during the three months ended March 31, 2026 and 2025, there were no contributions made to the Defined Benefit Plan.
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
The following table summarizes the share-based compensation awards for the three months ended March 31, 2026 and 2025:

Time	Type of award	Shares granted	Vesting Period (Approximate from date of grant) (1)
2026
March	RSU	445,254	3.0 years
March	PSU	208,358	2.8 years
2025
March	RSU	630,493	3.0 years
March	PSU	339,503	2.8 years
(1)Vesting of PSU awards is contingent upon the Compensation and Human Capital Management Committee of the Board of Directors' certification, after the conclusion of the period indicated from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period.
As of March 31, 2026 and December 31, 2025, there were 2,501,462 shares and 3,134,086 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both March 31, 2026 and December 31, 2025, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Three Months Ended March 31,
	2026		2025
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	194,968	$17.75	316,945	$18.02
Granted	—	—	—	—
Vested	(16,374)	14.87	(22,103)	14.87
Forfeited	(1,787)	14.87	(2,983)	14.87
Non-vested restricted stock as of the end of the respective period	176,807	$18.05	291,859	$18.29
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Three Months Ended March 31,
	2026		2025
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	1,325,982	$16.87	1,356,522	$16.55
Granted	445,254	19.72	630,493	17.73
Vested	(454,403)	16.82	(458,079)	17.15
Forfeited	(14,246)	17.93	(12,786)	14.36
Non-vested restricted stock units as of the end of the respective period	1,302,587	$17.85	1,516,150	$16.88

The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Three Months Ended March 31,
	2026		2025
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	617,915	$13.15	969,739	$16.63
Granted	208,358	19.06	339,503	18.79
Vested	(103,633)	10.74	(408,629)	20.96
Forfeited	(12,392)	12.31	(277,149)	20.63
Non-vested performance stock units as of the end of the respective period	710,248	$15.25	623,464	$13.19
Included in vested RSU, and PSU shares, as shown in the tables above, are shares withheld for employee payroll taxes. The aggregate number of RSU, and PSU shares withheld for payroll taxes during the three months ended March 31, 2026 and 2025 was 204,278 and 330,038, respectively.
The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Share-based compensation expense	$4.2	$4.8
Related tax benefit (1)	1.2	1.3
(1)Estimated based upon the Company’s statutory rate for each respective period.
As of March 31, 2026 and December 31, 2025, there was $29.1 million and $20.8 million, respectively, of total unrecognized compensation expense related to unvested RSAs, RSUs and PSUs granted and issued under the 2021 Plan, as applicable. As of March 31, 2026, this cost is expected to be recognized over a weighted average remaining period of approximately 1.9 years. As of December 31, 2025, this cost was expected to be recognized over a weighted average remaining period of approximately 1.6 years.
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

The following table summarizes the above financial instruments as of the dates indicated:

	As of March 31, 2026	As of December 31, 2025
	(In thousands)
Commitments to extend credit	$7,260,332	$7,302,751
Standby letters of credit	92,997	83,605
Forward commitments to sell loans	29,863	35,861
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

As of March 31, 2026
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$1,637,500	1.33	3.65%	3.04%	$91
Total	$1,637,500				$91
(1)The fair value included a net accrued interest payable balance of $0.5 million as of March 31, 2026. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the Chicago Mercantile Exchange, or CME, from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 1.5 years.
The Company expects approximately $6.1 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of March 31, 2026. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of March 31, 2026.
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
Foreign exchange contracts consist of those offered to commercial customers and those entered into to hedge the Company’s foreign currency risk associated with a foreign-currency loan. Neither qualifies as a hedge for accounting purposes. These commercial customer derivatives are offset with matching derivatives with correspondent-bank counterparties in order to minimize foreign exchange rate risk to the Company. Exposure with respect to these derivatives is largely limited to non-

performance by either the customer or the other counterparty. Neither the Company nor the correspondent-bank counterparty are required to post collateral but each has established foreign-currency transaction limits to manage the exposure risk. The Company requires its customers to post collateral to minimize risk exposure.
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	March 31, 2026
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	632	$4,784,385
Risk participation agreements	165	632,639
Foreign exchange contracts:
Matched commercial customer book	148	120,586
Foreign currency loan	3	2,981

	December 31, 2025
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	628	$4,666,737
Risk participation agreements	169	632,464
Foreign exchange contracts:
Matched commercial customer book	124	85,353
Foreign currency loan	3	3,152
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of the dates indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2026	Fair Value at December 31, 2025	Balance Sheet Location	Fair Value at March 31, 2026	Fair Value at December 31, 2025
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$91	$30	Other liabilities	$—	$24
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$49,949	$54,561	Other liabilities	$71,365	$74,358
Risk participation agreements	Other assets	9	10	Other liabilities	8	7
Foreign currency exchange contracts - matched customer book	Other assets	978	434	Other liabilities	877	330
Foreign currency exchange contracts - foreign currency loan	Other assets	9	13	Other liabilities	1	—
		$50,945	$55,018		$72,251	$74,695
Total		$51,036	$55,048		$72,251	$74,719

The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Derivatives designated as hedges:
Loss (gain) in OCI on derivatives	$(4,202)	$6,405
Loss reclassified from OCI into interest income (effective portion)	$(2,777)	$(7,933)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	$—	$—
Other income	—	—
Total	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Loss recognized in interest rate swap income	$(123)	$(72)
Loss recognized in interest rate swap income for risk participation agreements	(1)	—
Loss recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	(3)	(56)
Foreign currency loan	(5)	(86)
Net loss for derivatives not designated as hedges	$(132)	$(214)
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At March 31, 2026 and December 31, 2025, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.1 million and $0.2 million, respectively. In addition, at March 31, 2026 and December 31, 2025, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $40.1 million and $40.3 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
As of both March 31, 2026 and December 31, 2025, there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. As of both March 31, 2026 or December 31, 2025, the Company was not required to post cash collateral for interest rate swaps with correspondent-bank counterparties. If the Company had breached any of these provisions at March 31, 2026 or December 31, 2025, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.

Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of March 31, 2026 and December 31, 2025, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $32.6 million and $37.8 million, respectively, and forward sale commitments of $29.9 million and $35.9 million, respectively. During the three months ended March 31, 2026 and 2025, net gains/losses recorded by the Company related to the change in fair value of commitments to originate and sell mortgage loans were not significant. In addition, as March 31, 2026, the aggregate fair value of the Company’s mortgage banking derivative asset and liability was $0.8 million and $0.1 million, respectively. As December 31, 2025, the aggregate fair value of the Company’s mortgage banking derivative asset and liability was $0.5 million and $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Residential mortgages sold are generally sold servicing retained. Mortgage banking derivatives do not qualify as hedges for accounting purposes. As of March 31, 2026 and December 31, 2025, the Company had interest rate futures with a notional value of $42.7 million and $45.2 million. Such interest rate futures had no fair value recorded on the Company’s Consolidated Balance Sheets as they settle to market daily.
12. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of March 31, 2026 and December 31, 2025, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of March 31, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$91	$—	$91	$—	$—	$91
Customer-related positions:
Interest rate swaps	49,949	—	49,949	13,220	(25,060)	11,669
Risk participation agreements	9	—	9	—	—	9
Foreign currency exchange contracts – matched customer book	978	—	978	—	—	978
Foreign currency exchange contracts - foreign currency loan	9	—	9	—	—	9
	$51,036	$—	$51,036	$13,220	$(25,060)	$12,756
Derivative Liabilities
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer-related positions:
Interest rate swaps	71,365	—	71,365	13,220	28	58,117
Risk participation agreements	8	—	8	—	—	8
Foreign currency exchange contracts – matched customer book	877	—	877	—	—	877
Foreign currency exchange contracts – foreign currency loan	1	—	1	—	—	1
	$72,251	$—	$72,251	$13,220	$28	$59,003

	As of December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$30	$—	$30	$—	$—	$30
Customer-related positions:
Interest rate swaps	54,561	—	54,561	19,067	(15,321)	20,173
Risk participation agreements	10	—	10	—	—	10
Foreign currency exchange contracts – matched customer book	434	—	434	—	(2)	432
Foreign currency exchange contracts – foreign currency loan	13	—	13	—	—	13
	$55,048	$—	$55,048	$19,067	$(15,323)	$20,658
Derivative Liabilities
Interest rate swaps	$24	$—	$24	$—	$24	$—
Customer-related positions:
Interest rate swaps	74,358	—	74,358	19,067	—	55,291
Risk participation agreements	7	—	7	—	—	7
Foreign currency exchange contracts – matched customer book	330	—	330	—	—	330
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$74,719	$—	$74,719	$19,067	$24	$55,628
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
Securities
Securities consisted of U.S. Treasury securities, U.S. government-sponsored residential and commercial mortgage-backed securities, state and municipal bonds, and corporate bonds as of March 31, 2026 and December 31, 2025. AFS securities are recorded at fair value.
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
Loans are classified as Level 3 since the valuation methodology utilizes significant unobservable inputs. Loans that are deemed to be collateral-dependent, as described in Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included within the Company’s 2025 Form 10-K, were recorded at the fair value of the underlying collateral.
FHLB Stock
The fair value of FHLB stock approximates the carrying amount based on the redemption provisions of the FHLB. These assets were classified as Level 2.
Investments for Employee Retirement Benefits
Investments for employee retirement benefits consisted primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and were recorded at fair value and included in other assets. The purpose of these investments is to fund certain executive non-qualified retirement benefits and deferred compensation.
The fair value of other U.S. government agency obligations were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $49.9 million and $57.1 million at March 31, 2026 and December 31, 2025, respectively. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at March 31, 2026 and December 31, 2025, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,594,507	$—	$2,594,507	$—
Government-sponsored commercial mortgage-backed securities	1,039,854	—	1,039,854	—
U.S. Treasury securities	50,175	50,175	—	—
State and municipal bonds and obligations	175,728	—	175,728	—
Investments for employee retirement benefits	102,324	86,848	15,476	—
Deferred compensation investments	2,203	2,203	—	—
Loans held for sale	25,814	—	25,814	—
Mortgage servicing rights	39,842	—	—	39,842
Interest rate swap contracts:
Cash flow hedges - interest rate positions	91	—	91	—
Customer-related positions	49,949	—	49,949	—
Risk participation agreements	9	—	9	—
Foreign currency forward contracts:
Matched customer book	978	—	978	—
Foreign currency loan	9	—	9	—
Mortgage derivatives	754	—	754	—
Total	$4,082,237	$139,226	$3,903,169	$39,842
Liabilities
Interest rate swap contracts:
Customer-related positions	$71,365	$—	$71,365	$—
Risk participation agreements	8	—	8	—
Foreign currency forward contracts:
Matched customer book	877	—	877	—
Foreign currency loan	1	—	1	—
Mortgage derivatives	91	—	91	—
Total	$72,342	$—	$72,342	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,533,309	$—	$2,533,309	$—
Government-sponsored commercial mortgage-backed securities	1,060,331	—	1,060,331	—
U.S. Treasury securities	50,350	50,350	—	—
State and municipal bonds and obligations	181,579	—	181,579	—
Investments for employee retirement benefits	106,534	94,736	11,798	—
Deferred compensation plan investments	2,384	2,384	—	—
Loans held for sale	22,761	—	22,761	—
Mortgage servicing rights	40,709	—	—	40,709
Interest rate swap contracts:
Cash flow hedges - interest rate positions	30	—	30	—
Customer-related positions	54,561	—	54,561	—
Risk participation agreements	10	—	10	—
Foreign currency forward contracts:
Matched customer book	434	—	434	—
Foreign currency loan	13	—	13	—
Mortgage derivatives	458	—	458	—
Total	$4,053,463	$147,470	$3,865,284	$40,709
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$24	$—	$24	$—
Customer-related positions	74,358	—	74,358	—
Risk participation agreements	7	—	7	—
Foreign currency forward contracts:
Matched customer book	330	—	330	—
Mortgage derivatives	100	—	100	—
Total	$74,819	$—	$74,819	$—
There were no transfers to or from Level 1, 2 and 3 during the three months ended March 31, 2026 or the twelve months ended December 31, 2025.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with GAAP. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of March 31, 2026 and December 31, 2025.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$76,031	$—	$—	$76,031

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$96,022	$—	$—	$96,022
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of March 31, 2026	Fair Value as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$205,168	$188,388	$—	$188,388	$—
Government-sponsored commercial mortgage-backed securities	183,047	171,044	—	171,044	—
State and municipal bonds and obligations	282,454	279,331	—	279,331	—
Corporate bonds	41,886	43,172	—	43,172	—
Loans, net of allowance for loan losses	22,596,152	22,284,210	—	—	22,284,210
FHLB stock	38,801	38,801	—	38,801	—
Bank-owned life insurance	309,364	309,364	—	309,364	—
Liabilities
Deposits	$25,105,249	$25,134,586	$—	$25,134,586	$—
FHLB advances	689,217	685,890	—	685,890	—
Interest rate swap collateral funds	27,991	27,991	—	27,991	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2025	Fair Value as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$210,142	$194,547	$—	$194,547	$—
Government-sponsored commercial mortgage-backed securities	185,185	173,584	—	173,584	—
State and municipal bonds and obligations	167,346	169,861	—	169,861	—
Corporate bonds	36,884	37,982	—	37,982	—
Loans, net of allowance for loan losses	22,753,224	22,365,428	—	—	22,365,428
FHLB stock	13,838	13,838	—	13,838	—
Bank-owned life insurance	307,836	307,836	—	307,836	—
Liabilities
Deposits	$25,470,751	$25,469,630	$—	$25,469,630	$—
FHLB advances	199,617	196,450	—	196,450	—
Interest rate swap collateral funds	15,321	15,321	—	15,321	—
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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Investment advisory fees	$18,314	$16,437
Service charges on deposit accounts	9,927	8,315
Card income	5,797	3,920
Other noninterest income	3,116	2,457
Total noninterest income in-scope of ASC 606	37,154	31,129
Total noninterest income (loss) out-of-scope of ASC 606	6,403	(267,247)
Total noninterest income (loss)	$43,557	$(236,118)
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
The asset management and/or custody fees are primarily based upon a percentage of the monthly valuation of the principal assets in the customer’s account. Customers are also charged a base fee which is prorated over a twelve-month period. Fees for additional or special services are generally fixed in nature and are charged as services are rendered. All revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Investment advisory fees earned but not yet received amounted to $5.9 million and $6.3 million as of March 31, 2026 and December 31, 2025, respectively.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.5 million and $1.6 million as of March 31, 2026 and December 31, 2025, respectively, and were included in other assets in the Company’s Consolidated Balance Sheets.
Card Income
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. In addition, the Company receives income for credit card referrals from third party credit card providers, which it offers to its customers. Card income fees earned but not yet received amounted to $0.9 million and $1.1 million as of March 31, 2026 and December 31, 2025, respectively, and were included in other assets in the Company’s Consolidated Balance Sheets.
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
15. Other Comprehensive (Loss) Income
The following tables present a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated including the amount of income tax benefit (expense) allocated to each component of other comprehensive (loss) income:

	For the Three Months Ended March 31,
	2026			2025
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized (losses) gains on securities available for sale:
Change in fair value of securities available for sale	$(23,581)	$5,711	$(17,870)	$73,429	$(104,438)	$(31,009)
Less: reclassification adjustment for losses included in net income	—	—	—	(269,638)	(12,689)	(282,327)
Net change in fair value of securities available for sale	(23,581)	5,711	(17,870)	343,067	(91,749)	251,318
Unrealized (losses) gains on cash flow hedges:
Change in fair value of cash flow hedges	(4,202)	1,160	(3,042)	6,405	(1,774)	4,631
Less: net cash flow hedge losses reclassified into interest income	(2,777)	767	(2,010)	(7,933)	2,197	(5,736)
Net change in fair value of cash flow hedges	(1,425)	393	(1,032)	14,338	(3,971)	10,367
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(301)	83	(218)	(925)	256	(669)
Less: accretion of prior service credit	2,488	(687)	1,801	2,495	(691)	1,804
Net change in other comprehensive income for defined benefit postretirement plans	(2,187)	604	(1,583)	(1,570)	435	(1,135)
Total other comprehensive (loss) income	$(27,193)	$6,708	$(20,485)	$355,835	$(95,285)	$260,550
The following table illustrates the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax:

	Unrealized Losses on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2026	$(259,361)	$(2,990)	$34,988	$(227,363)
Other comprehensive loss before reclassifications	(17,870)	(3,042)	—	(20,912)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	—	(2,010)	1,583	(427)
Net current-period other comprehensive loss	(17,870)	(1,032)	(1,583)	(20,485)
Ending Balance: March 31, 2026	$(277,231)	$(4,022)	$33,405	$(247,848)
Beginning Balance: January 1, 2025	$(583,875)	$(26,470)	$26,016	$(584,329)
Other comprehensive (loss) income before reclassifications	(31,009)	4,631	—	(26,378)
Less: Amounts reclassified from accumulated other comprehensive (loss) income	(282,327)	(5,736)	1,135	(286,928)
Net current-period other comprehensive income (loss)	251,318	10,367	(1,135)	260,550
Ending Balance: March 31, 2025	$(332,557)	$(16,103)	$24,881	$(323,779)

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
The accounting policies of the banking business segment are the same as those described in the summary of significant accounting policies in Note 2, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s 2025 10-K. The CODM assesses performance of the banking business segment and decides how to allocate resources based upon net income that is reported on the Consolidated Statements of Income as net income (loss). The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The CODM uses net income (loss) to evaluate income generated from segment assets in deciding whether to reinvest profits into the banking business segment or into other parts of the Company, such as for acquisitions, to pay dividends, or to repurchase outstanding shares. Net income is used to monitor budget versus actual results. The CODM also uses net income (loss) in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company does not have intra-entity sales.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2026, and our results of operations for the three months ended March 31, 2026 and 2025. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2025 Form 10-K.
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
•risks related to the implementation of acquisitions, dispositions, and restructurings, including our 2025 merger with HarborOne Bancorp and HarborOne Bank, which is further described in Part I, Item 1 of our 2025 Annual Report on Form 10-K under “Recent Acquisitions – Bank Acquisitions”, including that revenue and expense synergies or other expected benefits may not materialize or in the time frame originally anticipated or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
•potential risks related to the integration of our completed or pending acquisitions may not materialize or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
•the risk that we may not be successful in the implementation of our business strategy;
•changes in assumptions used in making such forward-looking statements; and
•other risks and uncertainties detailed in Part I, Item 1A of our 2025 Form 10-K and as may be further updated in our filings with the SEC from time to time.
Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in our 2025 Form 10-K, as updated by the notes to our Unaudited Interim Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.
There have been no other material changes in critical accounting policies during the three months ended March 31, 2026.

Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $30.6 billion at both March 31, 2026 and December 31, 2025. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the New Hampshire Banking Department, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct under our “Cambridge Trust Wealth Management, a division of Eastern Bank” brand name (“Cambridge Trust Wealth Management division”).
Net income for the three months ended March 31, 2026 computed in accordance with GAAP was $65.3 million, as compared to a net loss of $217.7 million for the three months ended March 31, 2025. The increase in net income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to losses on sales of available for sale securities during the three months ended March 31, 2025, which did not recur during the three months ended March 31, 2026. Refer to the later sections titled “Results of Operations” within this Item 2 for additional discussion.
Net income for the three months ended March 31, 2026, and net loss for the three months ended March 31, 2025 included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three months ended March 31, 2026 was $88.6 million, compared to $67.5 million for the three months ended March 31, 2025, representing an increase of $21.1 million, or 31.3%. This increase was primarily due to higher net interest income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, partially offset by higher noninterest expense on an operating basis for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. See “Non-GAAP Financial Measures” and “Results of Operations” within this Item 2 for a reconciliation of operating net income to net income/(loss) on a GAAP basis and further discussion of noninterest income/(loss) and noninterest expense.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of both March 31, 2026 and December 31, 2025, we had total commercial and industrial loans of $4.3 billion, representing 19.0% and 18.6%, respectively, of our total loans as of each period end. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and industrial revenue bonds (“IRBs”) which are municipal bonds issued to finance major capital projects. The majority of our IRB portfolio is in educational and other non-profit sectors.

•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other type properties. As of both March 31, 2026 and December 31, 2025, we had total commercial real estate loans of $9.4 billion, representing 40.9% and 40.8%, respectively, of our total loans as of each period end. As of both March 31, 2026 and December 31, 2025, owner occupied loans totaled $1.2 billion, representing 12.8% and 12.9%, respectively, of our commercial real estate loans as of each period end. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of March 31, 2026 and December 31, 2025, we had total commercial construction loans of $502.0 million and $563.5 million, respectively, representing 2.2% and 2.4%, respectively, of our total loans. Our commercial construction loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of March 31, 2026 and December 31, 2025, we had total business banking loans of $1.5 billion and $1.6 billion, respectively, representing 6.7% and 6.9%, respectively, of our total loans for each period end. In this category, commercial and industrial loans and commercial real estate loans totaled $316.9 million and $1.2 billion, respectively, as of March 31, 2026, and $307.6 million and $1.3 billion, respectively, as of December 31, 2025.
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
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both March 31, 2026 and December 31, 2025, we had total residential real estate loans of $5.2 billion, representing 22.6% and 22.7%, respectively, of our total loans as of each period end. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential real estate loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. Following our merger with HarborOne, which included the acquisition of HarborOne’s mortgage company, a portion of our loans sold on the secondary markets are sold with servicing retained. During the three months ended March 31, 2026, residential real estate mortgage loan originations for secondary market sale and sales on secondary market were $101.6 million and $98.8 million, respectively. Comparatively, during the three months ended March 31, 2025, residential real estate mortgage loan originations for secondary market sale and sales on secondary market were $13.2 million and $12.8 million, respectively.

Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of both March 31, 2026 and December 31, 2025, we had total consumer home equity loans of $1.8 billion, representing 7.7% and 7.6%, respectively, of our total loans as of each period end. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of March 31, 2026 and December 31, 2025, we had total other consumer loans of $215.5 million and $232.0 million, respectively, representing 0.9% and 1.0%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
Other Products and Services
In addition to our lending activities, which are the core part of our banking business, we offer other banking products and services primarily related to (i) other commercial banking products, (ii) other consumer deposit products and (iii) wealth management services.
Other Commercial Banking Products
•We offer a variety of deposit, treasury management, electronic banking, interest rate protection and foreign exchange products to our customers. In addition, we offer cash management services to our corporate and municipal clients. Deposit products include checking products, both interest-bearing and noninterest-bearing, as well as money market deposits, savings deposits and certificates of deposit. Our treasury management products include a variety of cash management and payment products. Our interest rate protection and foreign exchange products include interest rate swaps and currency related transactions.
Other Consumer Deposit Products
•We offer a wide variety of deposit products and services to our consumer customers. We service these customers through our 128 branches located in eastern Massachusetts, New Hampshire, and Rhode Island, through our call center and through our online and mobile banking applications.
Wealth Management Services
•Through our Cambridge Trust Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of March 31, 2026 and December 31, 2025, we held $10.3 billion and $10.1 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three months ended March 31, 2026, we had noninterest income of $18.3 million from providing these services compared to $16.4 million for the three months ended March 31, 2025.

Outlook and Trends
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its meeting on September 18, 2024, the FOMC decided to lower the target range for the federal funds rate by 50 basis points from the range set at its July 26, 2023 meeting to a range of 4.75% to 5.00%. The FOMC further decided to lower the target range for the federal funds rate at each of its meetings held on November 7, 2024, December 18, 2024, September 17, 2025, October 29, 2025, December 10, 2025, and January 28, 2026 with the most recent change reducing the target range for the federal funds rate to a range of 3.50% to 3.75%. At its most recent meeting on April 29, 2026, the FOMC decided to maintain the target range for the federal funds rate at the range set at its January 28, 2026 meeting and indicated, in considering additional adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC further indicated it is strongly committed to supporting maximum employment and reducing the annual inflation rate to its 2 percent objective.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately 35% of the outstanding principal balance of our loans, gross of outstanding interest rate swaps as described further below, as of March 31, 2026 was indexed to a market rate that is expected to re-price with similar magnitude and direction as the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $1.6 billion on March 31, 2026, representing approximately 7.0% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 11, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, tangible net income to average tangible shareholders’ equity, tangible operating net income to average tangible shareholders’ equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) gains and losses on sales of securities available for sale, net, (ii) gains and losses on the sale of other equity investments, (iii) gains and losses on the sale of other assets, (iv) impairment charges on tax credit investments and associated tax credit benefits, (v) OREO gains and losses, (vi) merger and acquisition expenses, (vii) non-recurring expenses associated with a staffing reorganization, and (viii) certain discrete tax items. There were no expenses indirectly associated with gains and losses on the sale of other equity investments, OREO gains or losses, or impairment charges on tax credit investments and associated tax credit benefits during the periods presented in this Quarterly Report on Form 10-Q.
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
The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except per share data)
Net income (loss) (GAAP)	$65,262	$(217,666)
Non-GAAP adjustments:
Add:
Noninterest income components:
Losses on sales of securities available for sale, net	—	269,638
Losses on sales of other assets	1,504	630
Noninterest expense components:
Expenses associated with staffing reorganization	2,706	—
Merger and acquisition expenses	28,061	—
Total impact of non-GAAP adjustments	32,271	270,268
Less net tax benefit (expense) associated with non-GAAP adjustment (1)	8,907	(14,882)
Non-GAAP adjustments, net of tax	$23,364	$285,150
Operating net income (non-GAAP)	$88,626	$67,484

Weighted average common shares outstanding during the period:
Basic	222,142,991	200,020,707
Diluted	223,384,587	201,415,845

Earnings (losses) per share, basic	$0.29	$(1.09)
Earnings (losses) per share, diluted	$0.29	$(1.08)

Operating earnings per share, basic (non-GAAP)	$0.40	$0.34
Operating earnings per share, diluted (non-GAAP)	$0.40	$0.34
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

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income (loss), noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net interest income (GAAP)	$244,656	$188,899
Add:
Tax-equivalent adjustment (non-GAAP)	6,169	4,607
Fully-taxable equivalent net interest income on an operating basis (non-GAAP)	250,825	193,506
Noninterest income (loss) (GAAP)	43,557	(236,118)
Less:
Losses on sales of securities available for sale, net	—	(269,638)
Losses on sales of other assets	(1,504)	(630)
Noninterest income on an operating basis (non-GAAP)	45,061	34,150
Noninterest expense (GAAP)	$198,630	$130,120
Less:
Expenses associated with staffing reorganization	2,706	—
Merger and acquisition expenses	28,061	—
Noninterest expense on an operating basis (non-GAAP)	167,863	130,120
Amortization of intangible assets	11,644	7,808
Noninterest expense for calculation of operating efficiency ratio (non-GAAP)	$156,219	$122,312
Total revenue (loss) (GAAP)	$288,213	$(47,219)
Total operating revenue (non-GAAP)	$295,886	$227,656
Ratios:
Efficiency ratio (GAAP)	68.92%	(275.57)%
Operating efficiency ratio (non-GAAP)	52.80%	53.73%
The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of March 31,	As of December 31,
	2026	2025
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$4,285,980	$4,340,553
Less: Goodwill and other intangibles	1,289,286	1,300,930
Tangible shareholders’ equity (non-GAAP)	2,996,694	3,039,623
Tangible assets:
Total assets (GAAP)	30,632,569	30,586,856
Less: Goodwill and other intangibles	1,289,286	1,300,930
Tangible assets (non-GAAP)	$29,343,283	$29,285,926
Shareholders’ equity to assets ratio (GAAP)	14.0%	14.2%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	10.2%	10.4%
Book value per share:
Common shares issued and outstanding	232,292,219	235,646,558
Book value per share (GAAP)	$18.45	$18.42
Tangible book value per share (non-GAAP)	$12.90	$12.90

The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income (loss) and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Tangible net income (loss):
Net income (loss) (GAAP)	$65,262	$(217,666)
Add: Amortization of intangible assets	11,644	7,808
Less: Tax effect of amortization of intangible assets (3)	3,214	2,163
Tangible net income (loss) (non-GAAP)	$73,692	$(212,021)

Operating net income (non-GAAP) (1)	$88,626	$67,484
Add: Amortization of intangible assets	11,644	7,808
Less: Tax effect of amortization of intangible assets (3)	3,214	2,163
Tangible operating net income (non-GAAP)	$97,056	$73,129

Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$4,361,528	$3,583,292
Less: Average goodwill and other intangibles	1,296,833	1,047,469
Average tangible shareholders’ equity (non-GAAP)	$3,064,695	$2,535,823
Ratios:
Return (loss) on average total shareholders’ equity (GAAP) (2)	6.07%	(24.64)%
Return (loss) on average tangible shareholders’ equity (non-GAAP) (2)	9.75%	(33.91)%
Operating return on average tangible shareholders’ equity (non-GAAP) (2)	12.84%	11.70%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income (loss).
(2)Presented on an annualized basis.
(3)The tax effect of amortization of intangible assets was calculated for the three months ended March 31, 2026 and 2025 using our combined statutory tax rate of 27.6% and 27.7%, respectively.
Financial Position
Summary of Financial Position

	As of March 31, 2026	As of December 31, 2025	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$331,563	$316,869	$14,694	4.6%
Securities available for sale	3,860,264	3,825,569	34,695	0.9%
Securities held to maturity	712,555	599,557	112,998	18.8%
Loans, net of allowance for loan losses	22,596,152	22,753,224	(157,072)	(0.7)%
Federal Home Loan Bank stock	38,801	13,838	24,963	180.4%
Goodwill and other intangible assets	1,289,286	1,300,930	(11,644)	(0.9)%
Deposits	25,105,249	25,470,751	(365,502)	(1.4)%
Borrowed funds	717,208	214,938	502,270	233.7%

Cash and cash equivalents
Total cash and cash equivalents increased by $14.7 million, or 4.6%, to $331.6 million at March 31, 2026 from $316.9 million at December 31, 2025. This increase was primarily due to an increase in FHLB advances of $502.3 million and AFS and HTM maturities and principal paydowns of $118.6 million, partially offset by a decrease in total deposits of $365.5 million and a decrease in gross loans of $186.5 million. For further discussion of the change in deposits and loans, refer to the later “Loans” and “Deposits” sections in this Item 2.
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
U.S. government securities: As of both March 31, 2026 and December 31, 2025, our U.S. government securities consisted of U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions.
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
The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of March 31, 2026	As of December 31, 2025
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,594,507	$2,533,309
Government-sponsored commercial mortgage-backed securities	1,039,854	1,060,331
U.S. Treasury securities	50,175	50,350
State and municipal bonds and obligations	175,728	181,579
Total available for sale securities, at fair value	3,860,264	3,825,569
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	205,168	210,142
Government-sponsored commercial mortgage-backed securities	183,047	185,185
State and municipal bonds and obligations	282,454	167,346
Corporate bonds	41,886	36,884
Total held to maturity securities, at amortized cost	712,555	599,557
Total	$4,572,819	$4,425,126

Our securities portfolio increased $147.7 million, or 3.3%, to $4.6 billion at March 31, 2026 from $4.4 billion at December 31, 2025. This increase was primarily due to purchases of AFS and HTM securities of $288.0 million partially offset by AFS and HTM maturities and principal paydowns of $118.6 million.
We did not have trading investments at March 31, 2026 or December 31, 2025.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $454.9 million at March 31, 2026 compared to $348.8 million at December 31, 2025.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both March 31, 2026 and December 31, 2025, we had no securities categorized as Level 3 within the fair value hierarchy.

The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended March 31, 2026 and December 31, 2025. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of March 31, 2026 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.45%	2.44%	2.22%	2.95%	2.94%
Government-sponsored commercial mortgage-backed securities	2.09	3.98	1.97	2.02	3.02
U.S. Treasury securities	4.19	—	—	—	4.19
State and municipal bonds and obligations	2.62	3.03	3.76	4.16	3.78
Total available for sale securities	3.22%	3.90%	2.86%	2.85%	3.02%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.35	—	2.21
State and municipal bonds and obligations	—	—	—	5.57	5.57
Corporate bonds	7.35	—	6.95	—	6.96
Total held to maturity securities	7.35%	2.16%	4.34%	4.43%	4.01%
Total	3.27%	3.60%	3.54%	3.05%	3.16%

	Securities Maturing as of December 31, 2025 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.54%	2.43%	2.21%	2.92%	2.91%
Government-sponsored commercial mortgage-backed securities	2.10	3.94	1.98	2.02	3.02
U.S. Treasury securities	4.19	—	—	—	4.19
State and municipal bonds and obligations	2.52	2.93	3.74	4.15	3.75
Total available for sale securities	3.68%	3.86%	2.78%	2.83%	3.00%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.35	—	2.21
State and municipal bonds and obligations	—	—	—	5.54	5.54
Corporate bonds	—	7.35	7.10	—	7.11
Total held to maturity securities	—%	2.20%	4.23%	4.05%	3.67%
Total	3.68%	3.58%	3.39%	2.95%	3.08%
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

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

			Change
	As of March 31, 2026	As of December 31, 2025	Amount ($)	Percentage (%)
	(Dollars in thousands)
Commercial and industrial	$4,373,727	$4,324,615	$49,112	1.1%
Commercial real estate	9,475,352	9,529,071	(53,719)	(0.6)%
Commercial construction	503,192	567,597	(64,405)	(11.3)%
Business banking	1,545,197	1,603,489	(58,292)	(3.6)%
Residential real estate	5,466,975	5,516,114	(49,139)	(0.9)%
Consumer home equity	1,765,450	1,758,099	7,351	0.4%
Other consumer	258,101	275,511	(17,410)	(6.3)%
Total gross loans	$23,387,994	$23,574,496	$(186,502)	(0.8)%
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans decreased $186.5 million, or 0.8%, to $23.4 billion at March 31, 2026 from $23.6 billion at December 31, 2025. The decrease was primarily due to paydowns of non-performing loans and net loan payoffs in the commercial real estate, commercial construction and business banking portfolios, partially offset by net originations of commercial and industrial loans.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and it is concentrated in the New England geographical area, with 79.3% of our commercial loans in Massachusetts, New Hampshire, or Rhode Island as of March 31, 2026.
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
Special mention, substandard and doubtful loans totaled 5.1% and 5.0% of total commercial loans outstanding at March 31, 2026 and December 31, 2025, respectively.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio increased to 0.60% at March 31, 2026, compared to 0.56% at December 31, 2025.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	March 31, 2026	December 31, 2025
Portfolio
Commercial and industrial	0.15%	0.17%
Commercial real estate	0.23%	0.22%
Commercial construction	—%	0.18%
Business banking	1.68%	1.83%
Residential real estate	1.31%	1.02%
Consumer home equity	0.91%	0.99%
Other consumer	0.36%	0.35%
Total	0.60%	0.56%
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
NPLs decreased $34.7 million, or 20.1%, to $137.7 million at March 31, 2026 from $172.3 million at December 31, 2025. NPLs as a percentage of total loans decreased to 0.60% at March 31, 2026 from 0.75% at December 31, 2025. The decrease was primarily due to commercial loan payoffs during the three months ended March 31, 2026. Also driving this decline is continued efforts to work with borrowers to either exit certain relationships through sale of the loan or to otherwise alleviate non-performance through regular payoffs.
The total amount of interest recorded on NPLs during both the three months ended March 31, 2026 and 2025 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $2.1 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. The aggregate amortized cost balance as of March 31, 2026 of loans modified during the three months ended March 31, 2026 which were determined to be modifications to borrowers experiencing financial difficulty was $34.0 million. The aggregate amortized cost balance as of March 31, 2025 of loans modified during the three months ended March 31, 2025 which were determined to be modifications to borrowers experiencing financial difficulty was $4.4 million.
As of March 31, 2026 and 2025, there were no loans that had been modified to a borrower experiencing financial difficulty during the twelve-month period then ended and which had subsequently defaulted during the three months ended March 31, 2026 and 2025, respectively.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the merger date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the merger date. As of March 31, 2026 and December 31, 2025, the carrying amount of PCD loans was $619.8 million and $659.7 million, respectively.

Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit the potential to be unable to comply in the future with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $88.9 million, or 21.5%, to $502.6 million at March 31, 2026 from $413.7 million at December 31, 2025. These loans as a percentage of total loans increased to 2.2% at March 31, 2026 from 1.8% at December 31, 2025.
Commercial Real Estate Office Exposure. As of March 31, 2026 and December 31, 2025 our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, mixed-use, and laboratory/life sciences office properties where rental income is primarily from office space) totaled $1.0 billion and $1.3 billion, respectively. As of March 31, 2026, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 86.4% of the total recorded investment balance of office-related CRE loans are located, and approximately 14.3% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as reduced occupancy as a result of the increase in hybrid and fully remote work arrangements post-COVID and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of March 31, 2026, eight of these loans, which had an aggregate recorded investment balance of $10.8 million, were on non-accrual status. As of December 31, 2025, four of these loans were on non-accrual status and had an aggregate recorded investment balance of $36.7 million.
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	March 31, 2026	December 31, 2025
	(In thousands)
Commercial real estate
Pass	$852,131	$1,065,028
Special mention	41,956	38,503
Substandard	111,109	105,824
Doubtful	10,825	36,772
Total commercial real estate	$1,016,021	$1,246,127
Commercial construction
Pass	$6,022	$25,021
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total commercial construction	$6,022	$25,021
Total	$1,022,043	$1,271,148

The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	March 31, 2026	December 31, 2025
	(In thousands)
Commercial real estate
Office	$447,135	$562,157
Medical office	92,023	135,003
Mixed-use	378,341	425,529
Laboratory/life science	98,522	123,438
Total commercial real estate	$1,016,021	$1,246,127
Commercial construction
Office	$489	$489
Medical office	5,533	5,324
Mixed-use	—	19,208
Laboratory/life science	—	—
Total commercial construction	$6,022	$25,021
Total	$1,022,043	$1,271,148
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
The allowance for loan losses decreased by $3.9 million, or 1.2%, to $327.9 million, or 1.43% of total loans, at March 31, 2026 from $331.8 million, or 1.44% of total loans at December 31, 2025. The decrease in the allowance for loan losses for the three months ended March 31, 2026, was primarily due to charge-offs of loans that were previously reserved for on a specific reserve basis.
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets. Our reserve for unfunded lending commitments remained consistent at $16.2 million at March 31, 2026 compared to $16.4 million at December 31, 2025.

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net loan charge-offs (recoveries):
Commercial and industrial	$5,706	$(11)
Commercial real estate	3,588	10,893
Commercial construction	—	—
Business banking	84	20
Residential real estate	(32)	(39)
Consumer home equity	(59)	—
Other consumer	418	379
Total net loan charge-offs	$9,705	$11,242
Average loans:
Commercial and industrial	$4,322,016	$3,340,051
Commercial real estate	9,483,357	7,224,155
Commercial construction	507,405	452,187
Business banking	1,533,396	1,288,556
Residential real estate	5,204,071	3,912,382
Consumer home equity	1,756,250	1,394,282
Other consumer	224,391	222,095
Average total loans (1)	$23,030,886	$17,833,708
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.13%	(0.00)%
Commercial real estate	0.04	0.15
Commercial construction	—	—
Business banking	0.01	0.00
Residential real estate	(0.00)	(0.00)
Consumer home equity	(0.00)	0.00
Other consumer	0.19	0.17
Total net charge-offs to average loans outstanding during the period:	0.04%	0.06%
Total loans	$22,924,044	$17,915,695
Total non-accrual loans	$137,668	$91,626
Allowance for loan losses	$327,892	$224,310
Allowance for loan losses as a percent of total loans	1.43%	1.25%
Non-accrual loans as a percent of total loans	0.60%	0.51%
Allowance for loan losses as a percent of non-accrual loans	238.18%	244.81%
(1)Average loan balances exclude loans held for sale
Non-accrual loans increased $46.0 million, or 50.2%, to $137.7 million at March 31, 2026 from $91.6 million at March 31, 2025, primarily due to loans acquired from HarborOne in the fourth quarter of 2025, and which were already on non-accrual or were transferred to non-accrual following the completion of the merger. For additional information regarding the credit quality of our loans, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of March 31, 2026			As of December 31, 2025
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$59,508	18.15%	18.96%	$65,768	19.82%	18.34%
Commercial real estate	178,826	54.54%	40.89%	164,376	49.53%	40.42%
Commercial construction	11,123	3.39%	2.19%	21,058	6.35%	2.41%
Business banking	22,159	6.76%	6.70%	22,921	6.91%	6.80%
Residential real estate	42,641	13.00%	22.63%	44,177	13.31%	23.40%
Consumer home equity	9,627	2.94%	7.68%	9,171	2.76%	7.46%
Other consumer	4,008	1.22%	0.94%	4,370	1.32%	1.17%
Total	$327,892	100.00%	100.00%	$331,841	100.00%	100.00%
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
We held an investment in the FHLBB of $38.8 million and $13.8 million at March 31, 2026 and December 31, 2025, respectively. The amount of stock we are required to purchase is proportional to our FHLB advances and level of total assets. Accordingly, our FHLB borrowings increased primarily from an increase in our FHLB advances during the three months ended March 31, 2026.

Goodwill and other intangible assets
The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below:

	March 31, 2026	December 31, 2025
	(In thousands)
Balances not subject to amortization
Goodwill	$1,117,148	$1,117,148
Balances subject to amortization
Core deposit intangibles	153,571	164,280
Customer list intangible	17,838	18,711
Trade name intangible	729	791
Total balances subject to amortization	172,138	183,782
Total goodwill and other intangible assets	$1,289,286	$1,300,930
The balance of our goodwill and core deposit intangible asset was $1.3 billion at both March 31, 2026 and December 31, 2025. We did not record any impairment to our goodwill or other intangible assets during the three months ended March 31, 2026.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

			Change
	As of March 31, 2026	As of December 31, 2025	Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$6,596,577	$6,341,205	$255,372	4.0%
Interest checking	4,508,811	4,727,219	(218,408)	(4.6)%
Savings	2,140,074	2,010,028	130,046	6.5%
Money market investments	7,715,516	7,885,707	(170,191)	(2.2)%
Certificates of deposit	4,144,271	4,506,592	(362,321)	(8.0)%
Total deposits	$25,105,249	$25,470,751	$(365,502)	(1.4)%
Deposits decreased by $0.4 billion, or 1.4%, to $25.1 billion at March 31, 2026 from $25.5 billion at December 31, 2025. This decrease was primarily driven by regular deposit outflows during the three months ended March 31, 2026. Also contributing to this decrease was the scheduled run-off of brokered certificates of deposit during the three months ended March 31, 2026 that were acquired in our merger with HarborOne.
The Bank’s estimate of total uninsured deposits was $10.1 billion and $10.2 billion at March 31, 2026 and December 31, 2025, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $7.6 billion and $8.1 billion at March 31, 2026 and December 31, 2025, respectively.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Three Months Ended March 31, 2026		For the Year Ended December 31, 2025
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$6,330,200	—%	$5,803,876	—%
Interest checking	4,669,195	0.84%	4,482,914	0.94%
Savings	2,056,455	0.35%	1,683,451	0.30%
Money market investments	7,860,869	2.15%	6,309,936	2.35%
Certificates of deposit	4,277,889	3.53%	3,487,640	3.93%
Total deposits	$25,194,608	1.45%	$21,767,817	1.53%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposit as of the dates indicated, had maturities as follows:

	As of March 31, 2026	As of December 31, 2025
Maturing in	(In thousands)
Three months or less	$655,595	$734,723
Over three months through six months	516,859	467,873
Over six months through 12 months	131,188	202,541
Over 12 months	3,932	8,465
Total	$1,307,574	$1,413,602
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity. The following table sets forth the balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of March 31, 2026	As of December 31, 2025	Amount ($)	Percentage (%)
	(In thousands)
Interest rate swap collateral funds	$27,991	$15,321	$12,670	82.7%
FHLB advances	689,217	199,617	489,600	245.3%
Total	$717,208	$214,938	$502,270	233.7%
Our total borrowings increased by $502.3 million to $717.2 million at March 31, 2026 compared to $214.9 million at December 31, 2025. The increase was primarily due to increased balances of FHLB advances. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.

Results of Operations
Summary of Results of Operations

	Three Months Ended March 31,
			Change
	2026	2025	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$339,546	$265,705	$73,841	27.8%
Interest expense	94,890	76,806	18,084	23.5%
Net interest income	244,656	188,899	55,757	29.5%
Provision for allowance for loan losses	5,756	6,600	(844)	(12.8)%
Noninterest income (loss)	43,557	(236,118)	279,675	118.4%
Noninterest expense	198,630	130,120	68,510	52.7%
Income tax expense	18,565	33,727	(15,162)	(45.0)%
Net income (loss)	65,262	(217,666)	282,928	130.0%
Comparison of the three months ended March 31, 2026 and 2025
Interest and Dividend Income
Interest and dividend income increased by $73.8 million, or 27.8%, to $339.5 million during the three months ended March 31, 2026 from $265.7 million during the three months ended March 31, 2025. The increase was primarily due to an increase in both the average balance of our loan portfolio and yields of our loan and securities portfolios. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on loans increased $73.3 million, or 32.1%, to $301.8 million during the three months ended March 31, 2026 from $228.5 million during the three months ended March 31, 2025. The increase in interest income on our loans was due to an increase in the average balance and an increase in the yield on our loans. The average balance of our loan portfolio increased $5.2 billion, or 29.3%, to $23.1 billion during the three months ended March 31, 2026 from $17.8 billion during the three months ended March 31, 2025. This increase was primarily due to loans acquired in connection with our merger with HarborOne, which was completed in November 2025. The overall yield on our loans increased 11 basis points during the three months ended March 31, 2026 in comparison to the three months ended March 31, 2025, which was primarily due to the accretion of the discounts recorded related to loans acquired in our merger with HarborOne.
•Interest income on securities and other short-term investments increased by $0.6 million, or 1.5%, to $37.8 million during the three months ended March 31, 2026 from $37.2 million during the three months ended March 31, 2025. The increase was primarily due to an increase in our combined yield on our securities and other short-term investments, which increased 35 basis points during the three months ended March 31, 2026 in comparison to the three months ended March 31, 2025 due to the purchase of new securities with higher yields. Partially offsetting this increase was a decrease in the average balance of our securities and other short-term investments during the three months ended March 31, 2026, which primarily resulted from maturities and principal paydowns of AFS and HTM securities.
Interest Expense
During the three months ended March 31, 2026, interest expense increased by $18.1 million to $94.9 million from $76.8 million during the three months ended March 31, 2025. This increase was primarily due to both an increase in deposit interest expense and an increase in borrowings interest expense.
During the three months ended March 31, 2026, interest expense on our interest-bearing deposits increased by $14.4 million to $90.4 million from $76.0 million during the three months ended March 31, 2025. This increase was due to an increase in the average balance of our interest-bearing deposits. During the three months ended March 31, 2026, average interest-bearing deposits increased by $3.8 billion, or 25.0%, to $18.9 billion from $15.1 billion during the three months ended March 31, 2025, which was primarily due to our merger with HarborOne, which added approximately $3.5 billion in interest-bearing deposits.
Interest expense related to our borrowings increased by $3.7 million to $4.5 million during the three months ended March 31, 2026 from $0.8 million during the three months ended March 31, 2025. The increase in borrowings interest expense during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in our total borrowings due to FHLB advances assumed in connection with our merger with HarborOne.
Net Interest Income
Net interest income increased by $55.8 million, or 29.5%, to $244.7 million during the three months ended March 31, 2026 from $188.9 million for the three months ended March 31, 2025. Net interest income increased due to an increase in our net interest margin of 26 basis points, to 3.63% during the three months ended March 31, 2026 from 3.38% during the three months ended March 31, 2025.
The following chart shows our net interest margin over the past five quarters:

Net Interest Margin ("NIM")
3.70%
3.60%
3.50%
3.40%
3.30%
2025 Q1
2025 Q2
2025 Q3
2025 Q4
2026 Q1
NIM

Net interest margin is determined by dividing FTE net interest income by average total interest-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using marginal tax rates of 22.0% for the three months ended March 31, 2026 compared to 21.8% for the three months ended March 31, 2025.
Net interest margin increased 26 basis points during the three months ended March 31, 2026 to 3.63% from 3.38% during the three months ended March 31, 2025. The increase in net interest margin for the three months ended March 31, 2026 from the three months ended March 31, 2025 was primarily due to an increase in our average balance on interest-earning assets which exceeded the increase in our average balance of interest-bearing liabilities.
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

Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended March 31,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$15,846,175	$214,209	5.48%	$12,304,951	$163,837	5.40%
Residential	5,227,871	60,702	4.71%	3,913,793	42,669	4.42%
Consumer	1,980,641	31,994	6.55%	1,616,376	26,174	6.57%
Total loans	23,054,687	306,905	5.40%	17,835,120	232,680	5.29%
Non-taxable investment securities	393,163	4,597	4.74%	196,073	1,836	3.80%
Taxable investment securities	4,433,668	33,203	3.04%	4,770,949	31,160	2.65%
Other short-term investments	126,009	1,010	3.25%	438,430	4,636	4.29%
Total interest-earning assets	$28,007,527	$345,715	5.01%	$23,240,572	$270,312	4.72%
Non-interest-earning assets	2,605,533			1,829,737
Total assets	$30,613,060			$25,070,309
Interest-bearing liabilities:
Deposits:
Savings account	$2,056,455	$1,787	0.35%	$1,648,234	$1,191	0.29%
Interest checking account	4,669,195	9,653	0.84%	4,492,879	10,049	0.91%
Money market investment	7,860,869	41,719	2.15%	5,733,572	31,707	2.24%
Time account	4,277,889	37,276	3.53%	3,211,280	33,051	4.17%
Total interest-bearing deposits	18,864,408	90,435	1.94%	15,085,965	75,998	2.04%
Borrowings	487,512	4,455	3.71%	85,779	808	3.82%
Total interest-bearing liabilities	$19,351,920	$94,890	1.99%	$15,171,744	$76,806	2.05%
Demand accounts	6,330,200			5,742,132
Other noninterest-bearing liabilities	569,412			573,141
Total liabilities	26,251,532			21,487,017
Shareholders’ equity	4,361,528			3,583,292
Total liabilities and shareholders’ equity	$30,613,060			$25,070,309
Net interest income – FTE		$250,825			$193,506
Net interest rate spread (2)			3.02%			2.67%
Net interest-earning assets (3)	$8,655,607			$8,068,828
Net interest margin – FTE (4)			3.63%			3.38%
Average interest-earning assets to interest-bearing liabilities	144.73%			153.18%
Return (loss) on average assets (5)(6)	0.86%			(3.52)%
Return (loss) on average equity (5)(7)	6.07%			(24.64)%
Noninterest expense to average assets	2.63%			2.10%
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
2025 Q1
2025 Q2
2025 Q3
2025 Q4
2026 Q1
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded provisions for allowance for loan losses of $5.8 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Management’s estimate of our allowance for loan losses as of March 31, 2026 and the provision for allowance for loan losses for the three months ended March 31, 2026, was supported, in part, by Oxford Economics’ March 2026 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will grow slightly in 2026, however there is concern regarding higher energy prices due to the conflict in Iran, thus leading to less consumer spending. The forecast also assumed and increase to the U.S. unemployment rate in 2026, which could also affect consumer spending, thus leading to large amounts of layoffs. Further, the forecast assumed that the FOMC will decrease the federal funds rate twice in 2026, with those cuts projected to come in June and September in order to guide against a rise in estimated unemployment rates. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience GDP growth on an annual basis in 2026 of 0.7%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $20.4 million as of March 31, 2026. The upside scenario assumed GDP growth on an annual basis of 2.8%. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $8.0 million as of March 31, 2026.

Noninterest Income (Loss)
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income (Loss)

	Three Months Ended March 31,
			Change
	2026	2025	Amount	%
	(Dollars in thousands)
Investment advisory fees	$18,314	$16,437	$1,877	11.4%
Service charges on deposit accounts	9,927	8,315	1,612	19.4%
Card income	5,797	3,920	1,877	47.9%
Interest rate swap income	983	488	495	101.4%
Losses from investments for employee retirement benefits	(1,860)	(1,257)	(603)	48.0%
Mortgage banking income (loss)	2,865	(92)	2,957	(3,214.1)%
Losses on sales of securities available for sale, net	—	(269,638)	269,638	(100.0)%
Miscellaneous income and fees	9,035	6,339	2,696	42.5%
Other non-operating loss	(1,504)	(630)	(874)	138.7%
Total noninterest income (loss)	$43,557	$(236,118)	$279,675	(118.4)%
Noninterest income increased by $279.7 million, or 118.4%, to $43.6 million during the three months ended March 31, 2026 from a loss of $236.1 million during the three months ended March 31, 2025. This increase was primarily due to a $269.6 million decrease in losses on sales of securities available for sale and a $3.0 million increase in mortgage banking income.
•There were no sales of available for sale securities during the three months ended March 31, 2026. Losses on sales of securities available for sale were $269.6 million for the three months ended March 31, 2025, due to an investment portfolio repositioning, which included the decision by management to sell certain available for sale securities.
•Mortgage banking income increased primarily due to the merger with HarborOne, which included a mortgage company subsidiary that was liquidated into the Bank during the three months ended March 31, 2026. The activities of the subsidiary, in which the Bank is now engaged, included originating residential real estate mortgage loans principally for sale on the secondary market. As a result, the merger lead to a greater volume of secondary market sales during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended March 31,
			Change
	2026	2025	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$102,151	$79,859	$22,292	27.9%
Occupancy and equipment	14,111	10,617	3,494	32.9%
Technology and data processing	23,843	18,015	5,828	32.4%
Professional services	3,414	2,924	490	16.8%
Marketing expenses	2,696	1,732	964	55.7%
FDIC insurance	3,368	3,288	80	2.4%
Amortization of intangible assets	11,644	7,808	3,836	49.1%
Other operating expenses	6,636	5,877	759	12.9%
Non-operating expenses	30,767	—	30,767	100.0%
Total noninterest expense	$198,630	$130,120	$68,510	52.7%

Noninterest expense increased by $68.5 million, or 52.7%, to $198.6 million during the three months ended March 31, 2026 from $130.1 million during the three months ended March 31, 2025. This increase was primarily due to a $30.8 million increase in non-operating expenses, a $22.3 million increase in salaries and employee benefits expense, a $5.8 million increase in technology and data processing expense, a $3.8 million increase in amortization of intangible assets, and a $3.5 million increase in occupancy and equipment expense.
•Non-operating expenses increased primarily as a result of merger and acquisition expenses in association with our merger with HarborOne. There were no merger and acquisition expenses incurred during the three months ended March 31, 2025.
•Salaries and employee benefits increased primarily due to increases in salary and wages expenses and health insurance expenses, which were primarily due to an increase in the number of employees as a result of our merger with HarborOne in addition to regular employee wage increases.
•Technology and data processing expenses increased primarily due to an increase in software expenses, which were primarily driven by an increase in cybersecurity software expenses. The increase in these expenses was driven by an increase in the number of our employees and efforts to improve our cybersecurity technology to better protect against potential cybersecurity threats. Also contributing to this increase, was an increase in core data processing expenses, which was primarily driven by an increase in the number of accounts due to our merger with HarborOne.
•Amortization of intangible assets increased due to an increase in intangible assets in connection with our merger with HarborOne, resulting in an increase in amortization expense.
•Occupancy and equipment expense increased primarily due to the addition of properties resulting from our merger with HarborOne which lead to an increase in depreciation expense.
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Combined federal and state income tax provision	$18,565	$33,727
Effective income tax rate	22.1%	(18.3)%
Blended statutory tax rate	27.6%	27.7%
We recognized income tax expenses of $18.6 million and $33.7 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in income tax expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to the treatment of the tax benefit associated with the loss of sale of securities incurred in the first quarter of 2025. We recorded net income tax expense during the three months ended March 31, 2025 despite a net pre-tax loss recognized during that same period. The loss on sale of securities recognized during the three months ended March 31, 2025 was not considered to be a discrete item for tax purposes and, therefore, the associated tax benefit was realizable ratably over the full year. We did not sell any securities during the three months ended March 31, 2026.
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

The tables below set forth, as of March 31, 2026 and December 31, 2025, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of March 31, 2026
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	2.3%	(20.0)%
200	1.3%	(12.0)%
100	0.7%	(10.0)%
Flat	—%	—%
(100)	(0.8)%	(10.0)%
(200)	(1.1)%	(12.0)%
(400)	1.6%	(20.0)%

	As of December 31, 2025
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(1.7)%	(20.0)%
200	(0.6)%	(12.0)%
100	(0.2)%	(10.0)%
Flat	—%	—%
(100)	(0.1)%	(10.0)%
(200)	0.0%	(12.0)%
(400)	1.4%	(20.0)%
(1)Assumes an immediate uniform change in market interest rates at all maturities.
As of March 31, 2026, our model, as indicated above, shows modest changes in net interest income in rising and falling rate scenarios. In the rising rate scenarios modeled interest income is expected to outpace the growth in funding costs. In the falling rate scenarios, except for the shock down 400 basis point scenario, interest income is modeled to fall faster than funding costs. This represents a modest increase in asset sensitivity from December 31, 2025, driven by a modest decrease in asset duration, due in part to the reduced impact of the cash flow hedge portfolio. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period.
Management may use techniques such as investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. Hedging strategies such as, for example, receive-fixed and pay-fixed swaps, interest rate caps, floors, or collars, may be used to protect against benchmark interest rates either rising or falling. The type of derivatives we primarily use to hedge market risk are interest rate swap agreements designated as cash flow hedging instruments. When the Federal Reserve began raising interest rates in March of 2022 from very low levels, management began evaluating a derivative strategy designed to limit our exposure to downward rate scenarios. In 2022, management executed receive-fixed interest rate swap agreements on floating-rate loans which have a total notional value of $1.6 billion as of March 31, 2026. These swaps are designated as cash flow hedges and management believes these derivatives provide significant protection against falling interest rates, as they have the effect of converting floating rate loan exposure to fixed rates. These receive-fixed swaps constitute the entirety of our current hedge portfolio. Management may, from time to time, due to actual or projected changes in market rates or our risk exposure, evaluate other hedging strategies, although we believe our current Net Interest Income and Economic Value of Equity simulation analyses support maintaining the current derivatives strategy. For additional information related to our interest rate derivative financial instruments, see Note 11, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our EVE model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at both March 31, 2026 and December 31, 2025. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
Our earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a material impact on earnings by affecting the volume of activity or the amount of wealth management revenue and by affecting the amount of unrealized gains and losses from investments for employee retirement benefits, which are partially offset by corresponding and opposite changes in employee benefit expense driven by fluctuations in plan asset values.
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)	As of March 31, 2026
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(3.8)%	(40.0)%	22.69%
200	(1.4)%	(20.0)%	22.31%
100	(0.5)%	N/A	22.03%
Flat	—	—%	21.66%
(100)	(0.4)%	N/A	21.09%
(200)	(2.5)%	(20.0)%	20.22%
(400)	(14.3)%	(40.0)%	17.07%

Change in Interest Rates (basis points) (1)	As of December 31, 2025
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(3.0)%	(30.0)%	22.17%
200	(0.6)%	(20.0)%	21.81%
100	(0.3)%	N/A	21.43%
Flat	—	—%	21.02%
(100)	(0.9)%	N/A	20.38%
(200)	(3.4)%	(20.0)%	19.46%
(400)	(15.1)%	(30.0)%	16.45%
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
We participate in a reciprocal deposit network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other banks in the same network depending on our funding needs. At both March 31, 2026 and December 31, 2025, we had no one-way sell deposits. At March 31, 2026 and December 31, 2025, we had repurchased $2.2 billion and $2.3 billion, respectively, of reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At March 31, 2026, we had $0.7 billion in outstanding advances and the ability to borrow up to an additional $4.0 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At March 31, 2026, we had the ability to borrow up to $4.0 billion from the Federal Reserve Bank of Boston Discount Window. At March 31, 2026, cash and cash equivalents were $0.3 billion and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $8.1 billion, providing total liquidity sources of $8.4 billion. These liquidity sources provided 110% coverage of all customer uninsured and uncollateralized deposits, which totaled $7.6 billion, or 30% of total deposits, as of March 31, 2026. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” section within this Item 2.
Sources of Liquidity

	As of March 31, 2026		As of December 31, 2025
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
Brokered deposits (1)	$3,525	$—	$84,703	$—
Reciprocal deposits	2,224,093	—	2,267,539	—
Federal Home Loan Bank (2)	687,917	4,042,789	198,058	3,049,296
Federal Reserve Bank of Boston- Discount Window (3)	—	4,035,987	—	3,902,128
Total	$2,915,535	$8,078,776	$2,550,300	$6,951,424
(1)Additional borrowing capacity has not been assessed in this category.
(2)As of both March 31, 2026 and December 31, 2025, loans with a carrying value of $5.0 billion, and securities with carrying values of $1.5 billion and $0.2 billion, respectively, were pledged to the FHLBB resulting in this additional unused borrowing capacity. The outstanding balance of FHLB borrowings as of March 31, 2026 and December 31, 2025 shown above excludes the remaining premium related to borrowings assumed in connection with our merger with HarborOne of $1.3 million and $1.6 million, respectively.
(3)As of March 31, 2026 and December 31, 2025, loans with a carrying value of $5.2 billion and $5.0 billion, respectively, and securities with a carrying value of $397.1 million and $414.2 million, respectively, were pledged to the Discount Window, resulting in this additional borrowing capacity.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At March 31, 2026 and December 31, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10.0%; (2) a minimum of common equity Tier 1 capital ratio of 6.5%; (3) a minimum of Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of March 31, 2026 and December 31, 2025. There have been no conditions or events that management believes would cause a change in the Company’s categorization.

The Company’s actual capital ratios are presented in the following table:

	As of March 31, 2026	As of December 31, 2025
Capital Ratios:
Average equity to average assets (1)	14.25%	14.43%
Total regulatory capital (to risk-weighted assets)	14.15%	14.32%
Common equity Tier 1 capital (to risk-weighted assets)	13.15%	13.19%
Tier 1 capital (to risk-weighted assets)	13.15%	13.19%
Tier 1 capital (to average assets) leverage	10.98%	11.65%
(1)The ratio presented as of March 31, 2026 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At March 31, 2026, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2025 Form 10-K.
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
At March 31, 2026, we had $7.3 billion of commitments to originate loans, comprised of $4.1 billion of commitments under commercial loans and lines of credit (including $677.1 million of unadvanced portions of construction loans), $2.7 billion of commitments under home equity loans and lines of credit, $271.9 million in standard overdraft coverage commitments, $65.8 million of unfunded commitments related to residential real estate loans and $166.3 million in other consumer loans and lines of credit. In addition, at March 31, 2026, we had $93.0 million in standby letters of credit outstanding. We also had $29.9 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Executive Chair (the Company’s principal executive officer) along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Executive Chair along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see “Business—Legal and Regulatory Proceedings” in Part I, Item 1 of the 2025 Form 10-K.
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
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2025 Form 10-K as updated by Part II, Item 1A “Risk Factors” in our Q1 Form 10-Q as of and for the period ended March 31, 2026. As of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2025 Form 10-K, as updated by the Q1 Form 10-Q as of and for the period ended March 31, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2026:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs (1)
January 1, 2026 – January 31, 2026	926,218	$19.62	4,039,419	7,860,581
February 1, 2026 – February 28, 2026	395,502	20.42	4,434,921	7,465,079
March 1, 2026 – March 31, 2026	2,561,746	19.06	6,996,667	4,903,333
Total	3,883,466	$19.33
(1)On October 23, 2025, the Company announced its Board of Directors had authorized a new share repurchase program. The program, which authorized the purchase of up to 11,900,000 shares over a 12-month period, expires on October 31, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Director Luis A. Borgen adopted a trading arrangement intended to satisfy the affirmative defense conditions of the SEC’s Rule 10b5-1(c) on February 27, 2026. Mr. Borgen's plan provides for the sale of 3,419 shares of Company common stock beginning on June 28, 2026 and continues through January 29, 2027. His prior trading arrangement expired by its terms on December 31, 2025.

ITEM 6. EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Unaudited Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025, (v) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

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

EASTERN BANKSHARES, INC.

Date: May 8, 2026	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Executive Chair and Chair of the Board
(Principal Executive Officer)

Date: May 8, 2026	/s/ R. David Rosato
	By:	R. David Rosato
Chief Financial Officer
(Principal Financial Officer)