Form 10-Q
period 2026-06-30
Eastern Bankshares, Inc.
filed 2026-08-07
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
228,511,552 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of July 31, 2026.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$175,547	$126,103
Short-term investments	80,616	190,766
Cash and cash equivalents	256,163	316,869
Securities:
Available for sale (amortized cost $4,400,498 and $4,143,163, respectively)	4,047,828	3,825,569
Held to maturity (fair value $740,991 and $575,974, respectively)	764,194	599,557
Total securities	4,812,022	4,425,126
Loans held for sale	42,649	22,761
Total loans	23,713,099	23,574,496
Allowance for loan losses	(325,354)	(331,841)
Unearned discounts and deferred fees, net	(431,698)	(489,431)
Net loans	22,956,047	22,753,224
Federal Home Loan Bank stock, at cost	21,250	13,838
Premises and equipment	118,196	119,984
Bank-owned life insurance	311,387	307,836
Goodwill and other intangibles, net	1,277,643	1,300,930
Deferred income taxes, net	293,659	309,963
Prepaid expenses	255,237	259,929
Other assets	797,702	756,396
Total assets	$31,141,955	$30,586,856
LIABILITIES AND EQUITY
Deposits:
Demand	$6,540,568	$6,341,205
Interest checking accounts	4,706,543	4,727,219
Savings accounts	2,151,300	2,010,028
Money market investment	8,207,130	7,885,707
Certificates of deposit	4,313,771	4,506,592
Total deposits	25,919,312	25,470,751
Borrowed funds:
Interest rate swap collateral funds	34,181	15,321
Federal Home Loan Bank advances	364,412	199,617
Total borrowed funds	398,593	214,938
Other liabilities	540,836	560,614
Total liabilities	26,858,741	26,246,303
Commitments and contingencies (see Note 10)	—	—
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 228,858,364 and 235,646,558 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,289	2,356
Additional paid in capital	2,482,957	2,621,029
Unallocated common shares held by the Employee Stock Ownership Plan	(120,272)	(122,796)
Retained earnings	2,176,037	2,067,327
Accumulated other comprehensive loss, net of tax	(257,797)	(227,363)
Total shareholders’ equity	4,283,214	4,340,553
Total liabilities and shareholders’ equity	$31,141,955	$30,586,856
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$308,481	$241,100	$610,233	$469,567
Taxable interest and dividends on securities	35,035	34,113	68,238	65,273
Non-taxable interest and dividends on securities	4,619	1,767	8,200	3,209
Interest on federal funds sold and other short-term investments	1,774	2,359	2,784	6,995
Total interest and dividend income	349,909	279,339	689,455	545,044
Interest expense:
Interest on deposits	93,039	76,706	183,474	152,704
Interest on borrowings	4,938	603	9,393	1,411
Total interest expense	97,977	77,309	192,867	154,115
Net interest income	251,932	202,030	496,588	390,929
Provision for allowance for loan losses	6,755	7,600	12,511	14,200
Net interest income after provision for allowance for loan losses	245,177	194,430	484,077	376,729
Noninterest income (loss):
Investment advisory fees	19,693	17,282	38,007	33,719
Service charges on deposit accounts	10,044	8,244	19,971	16,559
Card income	6,038	4,230	11,835	8,150
Interest rate swap income	1,996	978	2,979	1,466
Income from investments for employee retirement benefits	6,958	5,727	5,098	4,470
Mortgage banking income (loss)	3,343	(95)	6,208	(187)
Losses on sales of securities available for sale, net	—	—	—	(269,638)
Miscellaneous income and fees	9,784	5,867	18,819	12,206
Other non-operating (loss) income	(268)	618	(1,772)	(12)
Total noninterest income (loss)	57,588	42,851	101,145	(193,267)
Noninterest expense:
Salaries and employee benefits	97,030	80,696	199,181	160,555
Occupancy and equipment	13,246	11,230	27,357	21,847
Technology and data processing	23,740	18,395	47,583	36,410
Professional services	5,681	3,037	9,095	5,961
Marketing expenses	3,098	2,432	5,794	4,164
FDIC insurance	3,747	3,780	7,115	7,068
Amortization of intangible assets	11,643	7,807	23,287	15,615
Other operating expenses	8,213	7,002	14,849	12,879
Non-operating expenses	1,550	2,582	32,317	2,582
Total noninterest expense	167,948	136,961	366,578	267,081
Income (loss) before income tax expense	134,817	100,320	218,644	(83,619)
Income tax expense	29,604	87	48,169	33,814
Net income (loss)	$105,213	$100,233	$170,475	$(117,433)
Basic earnings (loss) per share	$0.48	$0.50	$0.77	$(0.59)
Diluted earnings (loss) per share	$0.48	$0.50	$0.77	$(0.59)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income (loss)	$105,213	$100,233	$170,475	$(117,433)
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(8,596)	19,885	(26,466)	271,203
Net change in fair value of cash flow hedges	231	5,458	(801)	15,825
Net change in other comprehensive income for defined benefit postretirement plans	(1,584)	(1,091)	(3,167)	(2,226)
Total other comprehensive (loss) income	(9,949)	24,252	(30,434)	284,802
Total comprehensive income	$95,264	$124,485	$140,041	$167,369
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended June 30, 2026 and 2025

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at March 31, 2025	211,560,177	$2,116	$2,188,552	$1,842,607	$(323,779)	$(126,562)	$3,582,934
Dividends to common shareholders (1)	—	—	—	(25,964)	—	—	(25,964)
Issuance of restricted stock awards	54,236	1	(1)				—
Repurchased common stock	(183,053)	(2)	(3,270)	—	—	—	(3,272)
Restricted share awards cancelled (2)	(519)	—	(8)				(8)
Issuance of common shares under share-based compensation arrangements (3)	32,455	—	(402)	—	—	—	(402)
Share-based compensation	—	—	4,245	—	—	—	4,245
Net income	—	—	—	100,233	—	—	100,233
Other comprehensive income, net of tax	—	—	—	—	24,252	—	24,252
ESOP shares committed to be released	—	—	611	—	—	1,262	1,873
Balance at June 30, 2025	211,463,296	$2,115	$2,189,727	$1,916,876	$(299,527)	$(125,300)	$3,683,891

Balance at March 31, 2026	232,292,219	$2,323	$2,549,369	$2,103,663	$(247,848)	$(121,527)	$4,285,980
Dividends to common shareholders (1)	—	—	—	(32,839)	—	—	(32,839)
Issuance of restricted stock awards	58,245	1	(1)	—	—	—	—
Repurchased common stock	(3,629,154)	(36)	(73,664)	—	—	—	(73,700)
Restricted share awards cancelled (2)	(524)	—	(3)	—	—	—	(3)
Issuance of common shares under share-based compensation arrangements (3)	10,186	—	(91)	—	—	—	(91)
Share-based compensation	—	—	4,439	—	—	—	4,439
Stock options exercised	127,392	1	1,703	—	—	—	1,704
Net income	—	—	—	105,213	—	—	105,213
Other comprehensive income, net of tax	—	—	—	—	(9,949)	—	(9,949)
ESOP shares committed to be released	—	—	1,205	—	—	1,255	2,460
Balance at June 30, 2026	228,858,364	$2,289	$2,482,957	$2,176,037	$(257,797)	$(120,272)	$4,283,214
(1)The Company declared quarterly cash dividends of $0.15 and $0.13 per share of common stock during the three months ended June 30, 2026 and 2025, respectively.
(2)Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding and upon forfeiture.
(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 9, “Employee Benefits” for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2026 and 2025

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2024	213,909,472	$2,141	$2,237,494	$2,084,503	$(584,329)	$(127,842)	$3,611,967
Dividends to common shareholders (1)	—	—	—	(50,194)	—	—	(50,194)
Issuance of restricted stock awards	54,236	1	(1)	—	—	—	—
Repurchased common stock	(3,058,583)	(30)	(51,899)	—	—	—	(51,929)
Restricted stock awards cancelled (2)	(10,954)	(2)	(145)				(147)
Issuance of common stock under share-based compensation arrangements (3)	569,125	5	(6,243)	—	—	—	(6,238)
Share-based compensation	—	—	8,997	—	—	—	8,997
Net loss	—	—	—	(117,433)	—	—	(117,433)
Other comprehensive income, net of tax	—	—	—	—	284,802	—	284,802
ESOP shares committed to be released	—	—	1,524	—	—	2,542	4,066
Balance at June 30, 2025	211,463,296	$2,115	$2,189,727	$1,916,876	$(299,527)	$(125,300)	$3,683,891

Balance at December 31, 2025	235,646,558	$2,356	$2,621,029	$2,067,327	$(227,363)	$(122,796)	$4,340,553
Dividends to common shareholders (1)	—	—	—	(61,765)	—	—	(61,765)
Issuance of restricted stock awards	58,245	1	(1)	—	—	—	—
Repurchased common stock	(7,512,620)	(75)	(149,130)	—	—	—	(149,205)
Restricted stock awards cancelled (2)	(6,031)	—	(122)	—	—	—	(122)
Issuance of common stock under share-based compensation arrangements (3)	363,944	4	(4,084)	—	—	—	(4,080)
Share-based compensation	—	—	8,597	—	—	—	8,597
Stock options exercised	308,268	3	4,122	—	—	—	4,125
Net income	—	—	—	170,475	—	—	170,475
Other comprehensive income, net of tax	—	—	—	—	(30,434)	—	(30,434)
ESOP shares committed to be released	—	—	2,546	—	—	2,524	5,070
Balance at June 30, 2026	228,858,364	$2,289	$2,482,957	$2,176,037	$(257,797)	$(120,272)	$4,283,214
(1)The Company declared cumulative cash dividends of $0.28 and $0.25 per share of common stock during the six months ended June 30, 2026 and 2025, respectively.
(2)Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding and upon forfeiture.
(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 9, “Employee Benefits” for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2026	2025

Operating activities
Net income (loss)	$170,475	$(117,433)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for allowance for loan losses	12,511	14,200
Depreciation and amortization	31,166	21,408
Accretion of deferred loan fees and premiums, net	(30,396)	(22,976)
Deferred income tax expense (benefit)	23,181	(41,224)
Accretion of investment security premiums and discounts, net	(4,563)	(3,177)
Right-of-use asset amortization	6,642	6,410
Share-based compensation	8,597	8,997
Increase in cash surrender value of bank-owned life insurance	(3,903)	(2,613)
Loss on sale of securities available for sale, net	—	269,638
Loss on lease right-of-use assets, net	2,949	—
Employee Stock Ownership Plan expense	5,070	4,066
Gain on sale of commercial loans held for investment	(5,163)	(477)
Other	1,652	441
Loans held for sale:
Proceeds from sales of loans held for sale	208,583	22,749
Loans originated for sale, net of repayments	(204,590)	(14,884)
(Gain) loss on sale of loans held for sale	(4,652)	99
Change in:
Prepaid pension expense	(3,840)	(2,644)
Other assets	(13,465)	86,493
Other liabilities	(55,129)	(57,875)
Net cash provided by operating activities	145,125	171,198
Investing activities
Proceeds from sales of securities available for sale	—	1,339,345
Proceeds from maturities and principal paydowns of securities available for sale	227,367	219,518
Purchases of securities available for sale	(480,202)	(1,330,852)
Proceeds from maturities and principal paydowns of securities held to maturity	14,058	12,455
Purchases of securities held to maturity	(168,714)	(84,737)
Proceeds from sale of Federal Home Loan Bank stock	74,100	20,971
Purchases of Federal Home Loan Bank stock	(81,512)	(21,360)
Contributions to low income housing tax credit investments	(12,478)	(23,053)
Contributions to other equity investments	(576)	(743)
Distributions from other equity investments	1,163	709
Net increase in outstanding loans	(199,004)	(531,945)
Purchased banking premises and equipment	(7,878)	(6,369)
Proceeds from life insurance policies	487	327
Net cash used in investing activities	(633,189)	(405,734)
Financing activities
Net increase (decrease) in demand, savings, interest checking, and money market investment deposit accounts	641,382	(9,980)
Net decrease in time deposits	(192,821)	(88,580)
Net increase (decrease) in borrowed funds	183,655	(17,991)
Payments for repurchase of common stock	(147,054)	(51,929)
Proceeds from the exercise of stock options	4,125	—
Dividends declared and paid to common shareholders	(61,929)	(50,358)
Net cash provided by (used in) financing activities	427,358	(218,838)
Net decrease in cash, cash equivalents, and restricted cash	(60,706)	(453,374)
Cash, cash equivalents, and restricted cash at beginning of period	316,869	1,006,880
Cash, cash equivalents, and restricted cash at end of period	$256,163	$553,506

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$205,580	$155,976
Income taxes refunded, net	(11,453)	(675)
Non-cash activities
Capital commitments relating to low income housing tax credit projects	$24,304	$—
Net increase in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements/modifications	6,044	2,192
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
Certain mortgage banking income accounts previously reported in “(losses) gains on mortgage loans held for sale, net” and in “other noninterest income” were reclassified to a new financial statement line item titled “mortgage banking income (loss)” to conform to the current period’s presentation.
The accompanying Consolidated Balance Sheet as of June 30, 2026, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025 and Statements of Cash Flows for the six months ended June 30, 2026 and 2025 are unaudited. The Consolidated Balance Sheet as of December 31, 2025 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim period, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of June 30, 2026 and those that were adopted during the six months ended June 30, 2026. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2025 Form 10-K.
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

Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of June 30, 2026:
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this update help clarify and refine hedge accounting requirements, including clarifications to documentation and designation in regards to hedge relationships. The update introduces improvements to hedge accounting to better align financial reporting with the economic results of an entity's risk management activities. Early adoption is permitted. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
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
No standards were adopted during the six months ended June 30, 2026.

3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available for sale (“AFS”) securities as of the dates indicated were as follows:

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,043,549	$7,498	$(256,210)	$—	$2,794,837
Government-sponsored commercial mortgage-backed securities	1,120,536	3,061	(99,087)	—	1,024,510
U.S. Treasury securities	50,015	51	—	—	50,066
State and municipal bonds and obligations	186,398	32	(8,015)	—	178,415
	$4,400,498	$10,642	$(363,312)	$—	$4,047,828

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,753,311	$19,846	$(239,848)	$—	$2,533,309
Government-sponsored commercial mortgage-backed securities	1,148,394	9,388	(97,451)	—	1,060,331
U.S. Treasury securities	50,030	320	—	—	50,350
State and municipal bonds and obligations	191,428	55	(9,904)	—	181,579
	$4,143,163	$29,609	$(347,203)	$—	$3,825,569
The Company did not record a provision for credit losses on any AFS securities for either the three and six months ended June 30, 2026 or 2025. Accrued interest receivable on AFS securities totaled $12.5 million and $11.9 million as of June 30, 2026 and December 31, 2025, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on AFS securities during either the three and six months ended June 30, 2026 or 2025. No AFS securities held by the Company were delinquent on contractual payments as of June 30, 2026 or December 31, 2025, nor were any AFS securities placed on non-accrual status during the six and twelve-month periods then ended.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—	$—	$—
Gross realized losses from sales of AFS securities	—	—	—	(269,638)
Net losses from sales of AFS securities	$—	$—	$—	$(269,638)

Information pertaining to AFS securities with gross unrealized losses as of June 30, 2026 and December 31, 2025, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology (“CECL”), aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of June 30, 2026
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	303	$7,483	$575,820	$248,727	$1,402,448	$256,210	$1,978,268
Government-sponsored commercial mortgage-backed securities	148	267	102,613	98,820	577,654	99,087	680,267
State and municipal bonds and obligations	205	515	50,321	7,500	116,669	8,015	166,990
	656	$8,265	$728,754	$355,047	$2,096,771	$363,312	$2,825,525

	As of December 31, 2025
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	292	$317	$74,415	$239,531	$1,511,918	$239,848	$1,586,333
Government-sponsored commercial mortgage-backed securities	148	—	—	97,451	608,386	97,451	608,386
State and municipal bonds and obligations	199	8	3,816	9,896	156,973	9,904	160,789
	639	$325	$78,231	$346,878	$2,277,277	$347,203	$2,355,508
The Company does not intend to sell these investments and has determined based upon available evidence that it is not more-likely-than-not that the Company will be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either June 30, 2026 or December 31, 2025.
The causes of the impairments listed in the tables above by category are as follows as of June 30, 2026 and December 31, 2025:
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

Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held to maturity (“HTM”) securities as of the dates indicated were as follows:

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$199,766	$—	$(17,366)	$—	$182,400
Government-sponsored commercial mortgage-backed securities	181,682	—	(12,623)	—	169,059
State and municipal bonds and obligations	329,860	5,774	(404)	—	335,230
Corporate bonds	52,886	1,444	(28)	—	54,302
	$764,194	$7,218	$(30,421)	$—	$740,991

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$210,142	$—	$(15,595)	$—	$194,547
Government-sponsored commercial mortgage-backed securities	185,185	—	(11,601)	—	173,584
State and municipal bonds and obligations	167,346	2,914	(399)	—	169,861
Corporate bonds	36,884	1,098	—	—	37,982
	$599,557	$4,012	$(27,595)	$—	$575,974
The Company did not record a provision for estimated credit losses on any HTM securities for either the three and six months ended June 30, 2026 or 2025. The accrued interest receivable on HTM securities totaled $5.8 million and $3.6 million as of June 30, 2026 and December 31, 2025, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three and six months ended June 30, 2026 or 2025. No HTM securities held by the Company were delinquent on contractual payments as of either June 30, 2026 or December 31, 2025, nor were any HTM securities placed on non-accrual status during the six and twelve-month periods then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of June 30, 2026 and December 31, 2025 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of June 30, 2026
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$702	$698	$7,047	$6,933	$19,708	$18,467	$3,016,092	$2,768,739	$3,043,549	$2,794,837
Government-sponsored commercial mortgage-backed securities	97,081	96,503	521,777	517,685	36,120	32,156	465,558	378,166	1,120,536	1,024,510
U.S. Treasury securities	50,015	50,066	—	—	—	—	—	—	50,015	50,066
State and municipal bonds and obligations	7,279	7,242	34,771	34,267	54,139	53,270	90,209	83,636	186,398	178,415
Total available for sale securities	155,077	154,509	563,595	558,885	109,967	103,893	3,571,859	3,230,541	4,400,498	4,047,828
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	199,766	182,400	199,766	182,400
Government-sponsored commercial mortgage-backed securities	—	—	128,418	121,697	53,264	47,362	—	—	181,682	169,059
State and municipal bond obligations	—	—	—	—	1,190	1,262	328,670	333,968	329,860	335,230
Corporate bonds	1,006	1,008	—	—	46,880	48,308	5,000	4,986	52,886	54,302
Total held to maturity securities	1,006	1,008	128,418	121,697	101,334	96,932	533,436	521,354	764,194	740,991
Total	$156,083	$155,517	$692,013	$680,582	$211,301	$200,825	$4,105,295	$3,751,895	$5,164,692	$4,788,819

	As of December 31, 2025
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities
Government-sponsored residential mortgage-backed securities	$661	$657	$10,753	$10,602	$22,179	$21,006	$2,719,718	$2,501,044	$2,753,311	$2,533,309
Government-sponsored commercial mortgage-backed securities	10,528	10,368	601,026	604,330	48,278	43,673	488,562	401,960	1,148,394	1,060,331
U.S. Treasury securities	50,030	50,350	—	—	—	—	—	—	50,030	50,350
State and municipal bonds and obligations	7,040	7,011	35,647	35,181	52,939	52,451	95,802	86,936	191,428	181,579
Total available for sale securities	68,259	68,386	647,426	650,113	123,396	117,130	3,304,082	2,989,940	4,143,163	3,825,569
HTM securities
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	210,142	194,547	210,142	194,547
Government-sponsored commercial mortgage-backed securities	—	—	130,301	124,033	54,884	49,551	—	—	185,185	173,584
State and municipal bonds and obligations	—	—	—	—	—	—	167,346	169,861	167,346	169,861
Corporate bonds	—	—	1,012	1,014	35,872	36,968	—	—	36,884	37,982
Total held to maturity securities	—	—	131,313	125,047	90,756	86,519	377,488	364,408	599,557	575,974
Total	$68,259	$68,386	$778,739	$775,160	$214,152	$203,649	$3,681,570	$3,354,348	$4,742,720	$4,401,543

Securities Pledged as Collateral
As of June 30, 2026 and December 31, 2025, securities with a carrying value of $957.2 million and $692.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of June 30, 2026 and December 31, 2025, deposits with associated pledged collateral included municipal deposit accounts. As of June 30, 2026 and December 31, 2025, securities with a carrying value of $3.0 billion and $0.2 billion, respectively, were pledged as collateral to the FHLBB.
As of June 30, 2026 and December 31, 2025, the Company pledged securities with a carrying value of $387.2 million and $414.2 million, respectively, to the Federal Reserve Discount Window (the “Discount Window”).

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	June 30, 2026	December 31, 2025
	(In thousands)
Commercial and industrial	$4,690,914	$4,324,615
Commercial real estate	9,390,773	9,529,071
Commercial construction	544,546	567,597
Business banking	1,561,530	1,603,489
Residential real estate	5,442,043	5,516,114
Consumer home equity	1,824,835	1,758,099
Other consumer	258,458	275,511
Gross loans before unearned discounts and deferred fees, net	23,713,099	23,574,496
Allowance for loan losses (1)	(325,354)	(331,841)
Unearned discounts and deferred fees, net	(431,698)	(489,431)
Loans after the allowance for loan losses and net unearned discounts and deferred fees	$22,956,047	$22,753,224
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $81.1 million and $81.9 million as of June 30, 2026 and December 31, 2025, respectively, and is included within other assets on the Consolidated Balance Sheets.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) were $4.4 billion and $5.0 billion at June 30, 2026 and December 31, 2025, respectively. The balance of funds borrowed from the FHLBB were $364.4 million and $199.6 million at June 30, 2026 and December 31, 2025, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $5.3 billion and $5.0 billion at June 30, 2026 and December 31, 2025, respectively. There were no funds borrowed from the FRB outstanding at either June 30, 2026 or December 31, 2025.
Serviced Loans
At June 30, 2026 and December 31, 2025, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $3.2 billion and $3.3 billion, respectively.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended June 30, 2026
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$59,508	$178,826	$11,123	$22,159	$42,641	$9,627	$4,008	$327,892
Initial reserve on purchased seasoned loans	487	—	—	—	—	—	—	487
Charge-offs	(816)	(9,202)	—	(2,040)	(68)	(3)	(802)	(12,931)
Recoveries	794	946	—	1,213	40	1	157	3,151
Provision (release)	3,236	1,769	1,128	1,839	(2,028)	695	116	6,755
Ending balance	$63,209	$172,339	$12,251	$23,171	$40,585	$10,320	$3,479	$325,354

	For the Three Months Ended June 30, 2025
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$46,490	$106,634	$8,514	$20,315	$31,096	$6,891	$4,370	$224,310
Charge-offs	(82)	(1,790)	—	(999)	—	—	(529)	(3,400)
Recoveries	7	2,368	—	942	36	5	245	3,603
Provision (release)	7,695	(2,122)	812	427	349	184	255	7,600
Ending balance	$54,110	$105,090	$9,326	$20,685	$31,481	$7,080	$4,341	$232,113

	For the Six Months Ended June 30, 2026
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$65,768	$164,376	$21,058	$22,921	$44,177	$9,171	$4,370	$331,841
Initial reserve on purchased seasoned loans	487	—	—	—	—	—	—	487
Charge-offs	(7,316)	(12,790)	—	(4,254)	(68)	(7)	(1,414)	(25,849)
Recoveries	1,588	946	—	3,343	72	64	351	6,364
Provision (release)	2,682	19,807	(8,807)	1,161	(3,596)	1,092	172	12,511
Ending balance	$63,209	$172,339	$12,251	$23,171	$40,585	$10,320	$3,479	$325,354

	For the Six Months Ended June 30, 2025
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$41,090	$116,175	$8,462	$19,899	$32,291	$7,472	$3,563	$228,952
Charge-offs	(82)	(13,377)	—	(1,341)	—	—	(1,087)	(15,887)
Recoveries	18	3,062	—	1,264	75	5	424	4,848
Provision (release)	13,084	(770)	864	863	(885)	(397)	1,441	14,200
Ending balance	$54,110	$105,090	$9,326	$20,685	$31,481	$7,080	$4,341	$232,113
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of June 30, 2026 and December 31, 2025, the Company’s reserve for unfunded lending commitments was $17.3 million and $16.4 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of June 30, 2026, and gross charge-offs for the six-month period then ended:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$685,284	$684,236	$266,786	$256,675	$385,399	$1,337,869	$868,520	$—	$4,484,769
Special Mention	—	3,427	2,302	1,024	2,356	2,260	22,803	—	34,172
Substandard	—	3,074	24	38,956	19,439	17,379	71,074	—	149,946
Doubtful	—	—	—	3,128	—	8	—	—	3,136
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	685,284	690,737	269,112	299,783	407,194	1,357,516	962,397	—	4,672,023
Current period gross charge-offs	—	—	—	6,498	818	—	—	—	7,316

Commercial real estate
Pass	446,367	919,644	596,530	698,678	2,130,242	3,870,418	86,492	2,386	8,750,757
Special Mention	—	—	—	30,538	89,767	147,595	—	—	267,900
Substandard	—	14,197	—	54,695	76,083	71,373	—	—	216,348
Doubtful	—	—	—	3,477	35,250	27,019	—	—	65,746
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	446,367	933,841	596,530	787,388	2,331,342	4,116,405	86,492	2,386	9,300,751
Current period gross charge-offs	—	—	—	—	9,290	3,500	—	—	12,790

Commercial construction
Pass	29,661	197,663	202,310	87,990	13,788	—	4,013	—	535,425
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8,133	—	—	—	8,133
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	29,661	197,663	202,310	87,990	21,921	—	4,013	—	543,558
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	69,635	176,676	164,726	127,261	163,536	686,198	116,496	4,004	1,508,532
Special Mention	—	2,967	4,820	1,050	1,338	5,341	432	1,574	17,522
Substandard	—	1,552	3,448	4,998	3,150	12,731	844	250	26,973
Doubtful	—	—	—	—	—	930	—	—	930
Loss	—	—	—	—	—	—	—	—	—
Total business banking	69,635	181,195	172,994	133,309	168,024	705,200	117,772	5,828	1,553,957
Current period gross charge-offs	—	314	920	684	304	1,888	—	144	4,254

Residential real estate
Current and accruing	187,116	413,205	218,348	356,708	1,196,126	2,750,936	—	—	5,122,439
30-89 days past due and accruing	427	1,984	2,112	1,887	6,367	14,008	—	—	26,785
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	231	1,195	243	1,050	6,184	13,040	—	—	21,943
Total residential real estate	187,774	416,384	220,703	359,645	1,208,677	2,777,984	—	—	5,171,167
Current period gross charge-offs	—	—	—	—	68	—	—	—	68

Consumer home equity
Current and accruing	1,293	6,888	10,114	21,850	57,452	92,022	1,598,403	13,297	1,801,319
30-89 days past due and accruing	—	—	48	103	386	1,871	11,337	483	14,228
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	47	1,513	4,821	60	6,441
Total consumer home equity	1,293	6,888	10,162	21,953	57,885	95,406	1,614,561	13,840	1,821,988
Current period gross charge-offs	—	—	—	—	—	7	—	—	7

Other consumer
Current and accruing	21,716	33,400	40,186	42,438	16,553	20,136	42,559	119	217,107
30-89 days past due and accruing	54	127	135	188	36	44	98	—	682
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	20	20	10	31	25	—	62	—	168
Total other consumer	21,790	33,547	40,331	42,657	16,614	20,180	42,719	119	217,957
Current period gross charge-offs	810	101	172	56	78	78	119	—	1,414

Total	$1,441,804	$2,460,255	$1,512,142	$1,732,725	$4,211,657	$9,072,691	$2,827,954	$22,173	$23,281,401
(1)The amounts presented represent the amortized cost as of June 30, 2026 of revolving loans that were converted to term loans during the six months ended June 30, 2026.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$4,381	$—	$3,134	$7,515	$4,664,508	$4,672,023
Commercial real estate	3,572	13,984	3,477	21,033	9,279,718	9,300,751
Commercial construction	—	—	—	—	543,558	543,558
Business banking	8,830	4,268	9,101	22,199	1,531,758	1,553,957
Residential real estate	19,622	7,516	20,291	47,429	5,123,738	5,171,167
Consumer home equity	10,837	3,569	5,816	20,222	1,801,766	1,821,988
Other consumer	471	211	143	825	217,132	217,957
Total	$47,713	$29,548	$41,962	$119,223	$23,162,178	$23,281,401

	As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$5,368	$164	$1,591	$7,123	$4,288,579	$4,295,702
Commercial real estate	5,992	994	14,174	21,160	9,393,201	9,414,361
Commercial construction	—	—	1,033	1,033	562,452	563,485
Business banking	16,673	3,530	8,994	29,197	1,564,497	1,593,694
Residential real estate	26,493	10,361	16,543	53,397	5,178,783	5,232,180
Consumer home equity	9,929	2,141	5,321	17,391	1,736,219	1,753,610
Other consumer	284	114	417	815	231,218	232,033
Total	$64,739	$17,304	$48,073	$130,116	$22,954,949	$23,085,065
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of June 30, 2026			As of December 31, 2025
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Non-Accrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Non-Accrual Loans
	(In thousands)
Commercial and industrial	$271	$3,098	$3,369	$8,810	$3,284	$12,094
Commercial real estate	58,731	7,836	66,567	70,010	35,402	105,412
Commercial construction	—	—	—	17,400	—	17,400
Business banking	10,451	442	10,893	11,319	350	11,669
Residential real estate	21,943	—	21,943	19,219	—	19,219
Consumer home equity	6,441	—	6,441	6,093	—	6,093
Other consumer	168	—	168	452	—	452
Total non-accrual loans	$98,005	$11,376	$109,381	$133,303	$39,036	$172,339
(1)The loans on non-accrual status and without an ACL, as of both June 30, 2026 and December 31, 2025, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three and six months ended June 30, 2026 and 2025 was not significant. As of both June 30, 2026 and December 31, 2025, there were no loans greater than 90 days past due and still accruing.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three and six months ended June 30, 2026 and 2025 was not significant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of June 30, 2026 and December 31, 2025, the Company had collateral-dependent residential mortgage and home equity loans totaling $3.3 million and $4.4 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of June 30, 2026 and December 31, 2025, the Company had collateral-dependent commercial loans totaling $69.4 million and $133.5 million, respectively.

Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both June 30, 2026 and December 31, 2025, the Company had no residential real estate held in other real estate owned (“OREO”). As of June 30, 2026, there were five residential real estate loans, which had an aggregate balance of $1.6 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2025, there were twelve residential real estate loans, which had an aggregate balance of $3.0 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
As of June 30, 2026, there was one consumer home equity loan, which had a balance of $0.1 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2025, there were four consumer home equity loans, which had an aggregate balance of $0.3 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of June 30, 2026 of loans modified during the three and six month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$—	—%	$76	0.00%
Total interest rate reduction	$—	—%	$76	0.00%
Other-than-Insignificant Delay in Repayment:
Commercial and industrial	$5,522	0.12%	$5,522	0.12%
Business banking	897	0.06%	3,416	0.22%
Residential real estate	470	0.01%	470	0.01%
Consumer home equity	—	—%	150	0.01%
Total other-than-insignificant delay in repayment	$6,889	0.03%	$9,558	0.04%
Term Extension:
Commercial and industrial	$2,203	0.05%	$2,203	0.05%
Commercial real estate	7,077	0.08%	21,062	0.23%
Business banking	265	0.02%	951	0.06%
Residential real estate	—	—%	132	0.00%
Total term extension	$9,545	0.04%	$24,348	0.10%
Combination—Interest Rate Reduction & Other-than-Insignificant-Delay in Repayment:
Business banking	$23	0.00%	$2,222	0.14%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$23	0.00%	$2,222	0.01%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment:
Business banking	$70	0.00%	$70	0.00%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$70	0.00%	$70	0.00%
Total by portfolio segment
Commercial and industrial	$7,725	0.17%	$7,725	0.17%
Commercial real estate	7,077	0.08%	21,062	0.23%
Business banking	1,255	0.08%	6,735	0.43%
Residential real estate	470	0.01%	602	0.01%
Consumer home equity	—	—%	150	0.01%
Total	$16,527	0.07%	$36,274	0.16%

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

Three Months Ended June 30, 2026
Loan Type	Financial Effect
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 12.5% to 7.8%.
Other-than-Insignificant Delay in Repayment
Commercial and industrial	Interest-only period of 6 months for one borrower. Principal deferred to the end of the loan life.
Business banking	Deferred a weighted average of 5 payments. For interest-only deferrals, interest accrued at the time of the modification was added to the end of the loan life.
Residential real estate	Deferred 6 principal and interest payments, which were added to the end of the loan life.
Term Extension
Commercial and industrial	Added a weighted-average of 4 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Commercial real estate	Added 4 months to the life of the loan, which reduced monthly payment amount for the borrower.
Business banking	Added a weighted average of 5 months to the life of the loans, which reduced monthly payment amounts for the borrowers.

Six Months Ended June 30, 2026
Loan Type	Financial Effect
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 10.6% to 7.5%.
Other-than-Insignificant Delay in Repayment
Commercial and industrial	Interest-only period of 6 months. Principal deferred to the end of the loan life.
Business banking	Deferred a weighted average of 8 payments. The loans were re-amortized over an extended payment period, resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred 6 principal and interest payments, which were added to the end of the loan life.
Consumer home equity	Deferred 9 principal and interest payments, which were added to the end of the loan life.
Term Extension
Commercial and industrial	Added a weighted-average of 4 months to the life of the loans, which reduced the monthly payment amounts for the borrowers.
Commercial real estate	Added a weighted-average of 4 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Business banking	Added a weighted average of 4 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Residential real estate	Added 6 months to the life of loan, which reduced the monthly payment amount for the borrower.

Three Months Ended June 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Residential real estate	Reduced contractual interest rate from 7.3% to 4.5%
Consumer home equity	Reduced contractual interest rate from 7.0% to 4.0%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred 12 principal payments. The loan was re-amortized over an extended payment period resulting in reduced monthly payment amount for the borrower.
Business banking	Deferred a weighted average of 5 payments. The loans were re-amortized over extended payment periods resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred 10 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred 8 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial real estate	Added 1.0 year to the life of the loan, which reduced the monthly payment amount for the borrower.
Business banking	Added 6 months to the life of loan, which reduced the monthly payment amount for the borrower.

Six Months Ended June 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Business banking	Reduced contractual interest rate from 7.8% to 6.0%.
Residential real estate	Reduced contractual interest rate from 7.3% to 4.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 7.0% to 4.5%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred 12 principal payments. The loan was re-amortized over an extended payment period resulting in reduced monthly payment amount for the borrower.
Business banking	Deferred a weighted average of 5 payments. The loans were re-amortized over extended payment periods resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred 10 principal and interest payments which were added to the end of the loan life.
Consumer home equity	Deferred 8 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial industrial	Added 1.1 years to the life of the loan, which reduced the monthly payment amount for the borrower.
Commercial real estate	Added 1.0 year to the life of the loan, which reduced the monthly payment amount for the borrower.
Business banking	Added a weighted-average of 8 months to the life of loans, which reduced monthly payment amounts for the borrowers.
As of June 30, 2026, loans to borrowers experiencing financial difficulty modified during the twelve month period ended June 30, 2026 and which had a payment default during the three and six months ended June 30, 2026 totaled $0.2 million. As of June 30, 2025, there were no loans to borrowers experiencing financial difficulty modified during the prior twelve months and which had a payment default during the six months ended June 30, 2025.
Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty that were modified during the prior twelve months as of the dates indicated:

	As of June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$8,706	$8,706
Commercial real estate	—	13,984	—	13,984	40,330	54,314
Business banking	239	—	506	745	7,765	8,510
Residential real estate	—	—	—	—	1,186	1,186
Consumer home equity	—	—	148	148	421	569
Total	$239	$13,984	$654	$14,877	$58,408	$73,285

	As of June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$3,547	$3,547
Commercial real estate	—	—	—	—	9,066	9,066
Business banking	196	52	40	288	2,152	2,440
Residential real estate	—	95	450	545	1,131	1,676
Consumer home equity	149	—	—	149	1,057	1,206
Total	$345	$147	$490	$982	$16,953	$17,935
As of June 30, 2026, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the six months ended June 30, 2026 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension. As of December 31, 2025, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during year ended December 31, 2025 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Loan Participations
The Company occasionally purchases commercial loan participations or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Six Months Ended June 30, 2026			As of and for the Year Ended December 31, 2025
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$1,829,088	0.17%	$6,500	$1,504,012	0.64%	$5,004
Commercial real estate	1,109,079	1.91%	3,500	1,611,130	1.84%	5,282
Commercial construction	98,276	0.00%	—	190,156	8.61%	—
Business banking	—	—%	—	1,072	0.00%	15
Total loan participations	$3,036,443	0.80%	$10,000	$3,306,370	1.68%	$10,301
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
As of the dates indicated, the Company had the following related to operating leases:

	As of June 30, 2026	As of December 31, 2025
	(In thousands)
Right-of-use assets	$71,084	$74,094
Lease liabilities	96,917	97,896
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$4,160	$4,025	$8,473	$7,993
Finance lease cost	120	119	237	242
Variable lease cost	1,127	657	2,362	1,475
Total lease cost	$5,407	$4,801	$11,072	$9,710
During the three and six months ended June 30, 2026, the Company made $4.5 million and $9.4 million in cash payments for operating and finance lease payments, respectively. During the three and six months ended June 30, 2025, the Company made $3.8 million and $7.8 million in cash payments for operating and finance lease payments, respectively.
Supplemental balance sheet information related to operating leases are as follows:

	As of June 30, 2026	As of December 31, 2025
Weighted-average remaining lease term (in years)	7.78	7.85
Weighted-average discount rate	4.38%	4.35%

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
The following are the components and results of the Company’s earnings per common share calculations for the periods presented:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$105,213	$170,475

Average number of common shares outstanding	230,359,560	232,349,485
Less: Average unallocated ESOP shares	(12,089,937)	(12,152,480)
Average number of common shares outstanding used to calculate basic earnings per common share	218,269,623	220,197,005
Common stock equivalents	974,611	1,187,602
Average number of common shares outstanding used to calculate diluted earnings per common share	219,244,234	221,384,607

Earnings per common share:
Basic	$0.48	$0.77
Diluted	$0.48	$0.77

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	(Dollars in thousands, except per share data)
Net income (loss) applicable to common shares	$100,233	$(117,433)

Average number of common shares outstanding	211,124,150	211,931,274
Less: Average unallocated ESOP shares	(12,593,096)	(12,655,838)
Average number of common shares outstanding used to calculate basic earnings (loss) per common share	198,531,054	199,275,436
Common stock equivalents (1)	461,057	—
Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	198,992,111	199,275,436

Earnings (loss) per common share:
Basic	$0.50	$(0.59)
Diluted	$0.50	$(0.59)
(1)For the six months ended June 30, 2025, securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive amounted to 819,794.
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
As of June 30, 2026 and December 31, 2025, the Company had $236.3 million and $225.2 million, respectively, in tax credit investments that were included in other assets in the Company’s Consolidated Balance Sheets.
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
The following table presents the Company’s investments in LIHTC projects accounted for using the proportional amortization method for the periods indicated:

	As of June 30, 2026	As of December 31, 2025
	(In thousands)
Current recorded investment included in other assets	$234,872	$223,698
Commitments to fund qualified affordable housing projects included in recorded investment noted above	65,894	54,263
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Tax credits and benefits recognized	$8,299	$7,490	$16,513	$15,192
Amortization expense included in income tax expense	6,200	5,738	12,935	11,742
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets in the Company’s Consolidated Balance Sheets and totaled $1.4 million and $1.5 million as of June 30, 2026 and December 31, 2025, respectively.
8. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Combined federal and state income tax provision	$29,604	$87	$48,169	$33,814
Effective income tax rate	22.0%	0.1%	22.0%	(40.4)%
The Company recorded income tax expense of $29.6 million and $48.2 million for the three and six months ended June 30, 2026, respectively, compared to $0.1 million and $33.8 million for the three and six months ended June 30, 2025, respectively.
The increase in income tax expense for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was due to the treatment of the tax benefit associated with the loss on sale of securities incurred in the first quarter of 2025. Such loss was not considered to be a discrete item for tax purposes and, therefore, the associated tax benefit of $71.8 million was recognized ratably over the full year.
Similarly, the increase in income tax expense for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due to the treatment of the tax benefit associated with the loss on sale of securities incurred in the first quarter of 2025.

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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Components of net periodic benefit cost:
Service cost	$6,217	$5,733	$12,434	$11,466
Interest cost	5,289	5,535	10,577	10,900
Expected return on plan assets	(9,827)	(9,495)	(19,655)	(18,990)
Prior service credit	(2,489)	(2,488)	(4,977)	(4,983)
Recognized net actuarial loss	301	980	602	1,905
Net periodic benefit cost	$(509)	$265	$(1,019)	$298
Service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the Consolidated Statements of Income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2025 and 2024. Accordingly, during the three and six months ended June 30, 2026 and 2025, there were no contributions made to the Defined Benefit Plan.
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

The following table summarizes the share-based compensation awards for the six months ended June 30, 2026 and 2025:

Time	Type of award	Shares granted	Vesting Period (Approximate from date of grant) (1)
2026
May	RSA	58,245	1 year
March	RSU	445,254	3 years
March	PSU	208,358	2.8 years
2025
May	RSA	54,236	1 year
March	RSU	630,493	3 years
March	PSU	339,503	2.8 years
(1)Vesting of PSU awards is contingent upon the Compensation and Human Capital Management Committee of the Board of Directors' certification, after the conclusion of the period indicated from the date of the grant, that the Company has attained a threshold level of certain performance criteria over such period.
As of June 30, 2026 and December 31, 2025, there were 2,450,344 shares and 3,134,086 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both June 30, 2026 and December 31, 2025, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Six Months Ended June 30,
	2026		2025
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	194,968	$17.75	316,945	$18.02
Granted	58,245	19.31	54,236	15.58
Vested	(71,106)	15.41	(70,786)	14.18
Forfeited	(2,139)	14.87	(2,983)	14.87
Non-vested restricted stock as of the end of the respective period	179,968	$19.21	297,412	$18.52
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Six Months Ended June 30,
	2026		2025
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	1,325,982	$16.87	1,356,522	$16.55
Granted	445,254	19.72	630,493	17.73
Vested	(469,185)	16.77	(517,801)	17.21
Forfeited	(21,373)	18.91	(15,277)	14.91
Non-vested restricted stock units as of the end of the respective period	1,280,678	$17.86	1,453,937	$16.84

The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Six Months Ended June 30,
	2026		2025
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	617,915	$13.15	969,739	$16.63
Granted	208,358	19.06	339,503	18.79
Vested	(103,633)	10.74	(408,629)	20.96
Forfeited	(12,392)	12.31	(277,149)	20.63
Non-vested performance stock units as of the end of the respective period	710,248	$15.25	623,464	$13.19
Included in vested RSU, and PSU shares, as shown in the tables above, are shares withheld for employee payroll taxes. The aggregate number of RSU, and PSU shares withheld for payroll taxes during the six months ended June 30, 2026 and 2025 was 208,874 and 357,305, respectively.
The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Share-based compensation expense	$4.4	$4.2	$8.6	$9.0
Related tax benefit (1)	1.2	1.2	2.4	2.5
(1)Estimated based upon the Company’s statutory rate for each respective period.
As of June 30, 2026 and December 31, 2025, there was $25.6 million and $20.8 million, respectively, of total unrecognized compensation expense related to unvested RSAs, RSUs and PSUs granted and issued under the 2021 Plan, as applicable. As of June 30, 2026, this cost is expected to be recognized over a weighted average remaining period of approximately 1.7 years. As of December 31, 2025, this cost was expected to be recognized over a weighted average remaining period of approximately 1.6 years.
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

The following table summarizes the above financial instruments as of the dates indicated:

	As of June 30, 2026	As of December 31, 2025
	(In thousands)
Commitments to extend credit	$7,564,903	$7,302,751
Standby letters of credit	90,021	83,605
Forward commitments to sell loans	26,500	35,861
Other Contingencies
Legal Proceedings
The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings is not expected to have a material effect on the Company’s Consolidated Financial Statements.
11. Derivative Financial Instruments
The Company uses derivative financial instruments to manage its interest rate risk resulting from the differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers (“customer-related positions”) and risk participation agreements entered into as financial guarantees of performance on customer-related interest rate swap derivatives. The Company also enters into residential mortgage loan commitments to fund mortgage loans at specified rates and times in the future and enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future, both of which are considered derivative instruments. The Company enters into interest futures to mitigate the impact of changes in interest rates and interest rate volatility on the fair value of its mortgage servicing rights (“MSRs”). Changes in fair value are reflected in current period earnings in mortgage banking income. The interest rate futures are settled to market on a daily basis. Derivative instruments are carried at fair value in the Company’s Consolidated Financial Statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not the instrument qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.
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

As of June 30, 2026
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$1,337,500	1.08	3.63%	3.04%	$(54)
Total	$1,337,500				$(54)
(1)The fair value included a net accrued interest payable balance of $0.4 million as of June 30, 2026. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the Chicago Mercantile Exchange, or CME, from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 1.2 years.
The Company expects approximately $5.9 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of June 30, 2026. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of June 30, 2026.
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	June 30, 2026
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	631	$4,983,165
Risk participation agreements	166	647,135
Foreign exchange contracts:
Matched commercial customer book	190	110,233
Foreign currency loan	3	4,811

	December 31, 2025
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	628	$4,666,737
Risk participation agreements	169	632,464
Foreign exchange contracts:
Matched commercial customer book	124	85,353
Foreign currency loan	3	3,152
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of the dates indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2026	Fair Value at December 31, 2025	Balance Sheet Location	Fair Value at June 30, 2026	Fair Value at December 31, 2025
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$1	$30	Other liabilities	$55	$24
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$50,426	$54,561	Other liabilities	$74,125	$74,358
Risk participation agreements	Other assets	8	10	Other liabilities	6	7
Foreign currency exchange contracts - matched customer book	Other assets	1,358	434	Other liabilities	1,318	330
Foreign currency exchange contracts - foreign currency loan	Other assets	13	13	Other liabilities	8	—
		$51,805	$55,018		$75,457	$74,695
Total		$51,806	$55,048		$75,512	$74,719

The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Derivatives designated as hedges:
(Loss) gain in OCI on derivatives	$(1,894)	$(432)	$(6,096)	$5,973
Loss reclassified from OCI into interest income (effective portion)	$(2,212)	$(7,981)	$(4,989)	$(15,914)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	$—	$—	$—	$—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Loss recognized in interest rate swap income	$(123)	$(95)	$(246)	$(167)
Loss recognized in interest rate swap income for risk participation agreements	—	—	(1)	—
(Loss) gain recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	(61)	270	(64)	214
Foreign currency loan	(3)	(27)	(8)	(113)
Net (loss) gain for derivatives not designated as hedges	$(187)	$148	$(319)	$(66)
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At both June 30, 2026 and December 31, 2025, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination values of $0.2 million. In addition, at June 30, 2026 and December 31, 2025, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $40.1 million and $40.3 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At both June 30, 2026 and December 31, 2025, there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. The Company was not required to post cash collateral for interest rate swaps with correspondent-bank counterparties as of either June 30, 2026 or December 31, 2025. If the Company had breached any of these provisions at June 30, 2026 or December 31, 2025, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.

Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of June 30, 2026 and December 31, 2025, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $32.1 million and $37.8 million, respectively, and forward sale commitments of $26.5 million and $35.9 million, respectively. During the three and six months ended June 30, 2026 and 2025, net gains/losses recorded by the Company related to the change in fair value of commitments to originate and sell mortgage loans were not significant. In addition, as of June 30, 2026, the aggregate fair value of the Company’s mortgage banking derivative asset and liability was $0.4 million and $0.1 million, respectively. As of December 31, 2025, the aggregate fair value of the Company's mortgage banking derivative asset and liability was $0.5 million and $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Mortgage banking derivatives do not qualify as hedges for accounting purposes. As of June 30, 2026 and December 31, 2025, the Company had interest rate futures with a notional value of $40.5 million and $45.2 million. Such interest rate futures had no fair value recorded on the Company’s Consolidated Balance Sheets as they settle to market daily.
12. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of June 30, 2026 and December 31, 2025, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of June 30, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$1	$—	$1	$—	$—	$1
Customer-related positions:
Interest rate swaps	50,426	—	50,426	7,058	(34,181)	9,187
Risk participation agreements	8	—	8	—	—	8
Foreign currency exchange contracts – matched customer book	1,358	—	1,358	—	—	1,358
Foreign currency exchange contracts - foreign currency loan	13	—	13	—	—	13
	$51,806	$—	$51,806	$7,058	$(34,181)	$10,567
Derivative Liabilities
Interest rate swaps	$55	$—	$55	$—	$55	$—
Customer-related positions:
Interest rate swaps	74,125	—	74,125	7,058	—	67,067
Risk participation agreements	6	—	6	—	—	6
Foreign currency exchange contracts – matched customer book	1,318	—	1,318	—	—	1,318
Foreign currency exchange contracts – foreign currency loan	8	—	8	—	—	8
	$75,512	$—	$75,512	$7,058	$55	$68,399

	As of December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$30	$—	$30	$—	$—	$30
Customer-related positions:
Interest rate swaps	54,561	—	54,561	19,067	(15,321)	20,173
Risk participation agreements	10	—	10	—	—	10
Foreign currency exchange contracts – matched customer book	434	—	434	—	(2)	432
Foreign currency exchange contracts – foreign currency loan	13	—	13	—	—	13
	$55,048	$—	$55,048	$19,067	$(15,323)	$20,658
Derivative Liabilities
Interest rate swaps	$24	$—	$24	$—	$24	$—
Customer-related positions:
Interest rate swaps	74,358	—	74,358	19,067	—	55,291
Risk participation agreements	7	—	7	—	—	7
Foreign currency exchange contracts – matched customer book	330	—	330	—	—	330
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$74,719	$—	$74,719	$19,067	$24	$55,628
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
Securities
Securities consisted of U.S. Treasury securities, U.S. government-sponsored residential and commercial mortgage-backed securities, state and municipal bonds, and corporate bonds as of June 30, 2026 and December 31, 2025. AFS securities are recorded at fair value.
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
Investments for Employee Retirement Benefits and Deferred Compensation Investments
Investments for employee retirement benefits consisted primarily of cash and cash equivalents, U.S. government agency obligations, equity securities, mutual funds and other exchange-traded funds, and were recorded at fair value and included in other assets. The purpose of these investments is to fund certain executive non-qualified retirement benefits and deferred compensation.
The fair value of other U.S. government agency obligations were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $53.4 million and $57.1 million at June 30, 2026 and December 31, 2025, respectively. There were no redemption restrictions on these mutual funds at the end of any period presented.
Bank-Owned Life Insurance
The fair value of bank-owned life insurance was based upon quotations received from bank-owned life insurance dealers. These assets were classified as Level 2 given the use of observable inputs.
Mortgage Servicing Rights
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at June 30, 2026 and December 31, 2025, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,794,837	$—	$2,794,837	$—
Government-sponsored commercial mortgage-backed securities	1,024,510	—	1,024,510	—
U.S. Treasury securities	50,066	50,066	—	—
State and municipal bonds and obligations	178,415	—	178,415	—
Investments for employee retirement benefits	110,648	95,488	15,160	—
Deferred compensation investments	2,354	2,354	—	—
Loans held for sale	42,649	—	42,649	—
Mortgage servicing rights	39,642	—	—	39,642
Interest rate swap contracts:
Cash flow hedges - interest rate positions	1	—	1	—
Customer-related positions	50,426	—	50,426	—
Risk participation agreements	8	—	8	—
Foreign currency forward contracts:
Matched customer book	1,358	—	1,358	—
Foreign currency loan	13	—	13	—
Mortgage derivatives	401	—	401	—
Total	$4,295,328	$147,908	$4,107,778	$39,642
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	55	—	55	—
Customer-related positions	74,125	—	74,125	—
Risk participation agreements	6	—	6	—
Foreign currency forward contracts:
Matched customer book	1,318	—	1,318	—
Foreign currency loan	8	—	8	—
Mortgage derivatives	66	—	66	—
Total	$75,578	$—	$75,578	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,533,309	$—	$2,533,309	$—
Government-sponsored commercial mortgage-backed securities	1,060,331	—	1,060,331	—
U.S. Treasury securities	50,350	50,350	—	—
State and municipal bonds and obligations	181,579	—	181,579	—
Investments for employee retirement benefits	106,534	94,736	11,798	—
Deferred compensation plan investments	2,384	2,384	—	—
Loans held for sale	22,761	—	22,761	—
Mortgage servicing rights	40,709	—	—	40,709
Interest rate swap contracts:
Cash flow hedges - interest rate positions	30	—	30	—
Customer-related positions	54,561	—	54,561	—
Risk participation agreements	10	—	10	—
Foreign currency forward contracts:
Matched customer book	434	—	434	—
Foreign currency loan	13	—	13	—
Mortgage derivatives	458	—	458	—
Total	$4,053,463	$147,470	$3,865,284	$40,709
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$24	$—	$24	$—
Customer-related positions	74,358	—	74,358	—
Risk participation agreements	7	—	7	—
Foreign currency forward contracts:
Matched customer book	330	—	330	—
Mortgage derivatives	100	—	100	—
Total	$74,819	$—	$74,819	$—
There were no transfers to or from Level 1, 2 and 3 during the six months ended June 30, 2026 or the twelve months ended December 31, 2025.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with GAAP. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of June 30, 2026 and December 31, 2025.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$50,606	$—	$—	$50,606

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$96,022	$—	$—	$96,022
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of June 30, 2026	Fair Value as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$199,766	$182,400	$—	$182,400	$—
Government-sponsored commercial mortgage-backed securities	181,682	169,059	—	169,059	—
State and municipal bonds and obligations	329,860	335,230	—	335,230	—
Corporate bonds	52,886	54,302	—	54,302	—
Loans, net of allowance for loan losses	22,956,047	22,668,384	—	—	22,668,384
FHLB stock	21,250	21,250	—	21,250	—
Bank-owned life insurance	311,387	311,387	—	311,387	—
Liabilities
Deposits	$25,919,312	$25,916,198	$—	$25,916,198	$—
FHLB advances	364,412	361,145	—	361,145	—
Interest rate swap collateral funds	34,181	34,181	—	34,181	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2025	Fair Value as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$210,142	$194,547	$—	$194,547	$—
Government-sponsored commercial mortgage-backed securities	185,185	173,584	—	173,584	—
State and municipal bonds and obligations	167,346	169,861	—	169,861	—
Corporate bonds	36,884	37,982	—	37,982	—
Loans, net of allowance for loan losses	22,753,224	22,365,428	—	—	22,365,428
FHLB stock	13,838	13,838	—	13,838	—
Bank-owned life insurance	307,836	307,836	—	307,836	—
Liabilities
Deposits	$25,470,751	$25,469,630	$—	$25,469,630	$—
FHLB advances	199,617	196,450	—	196,450	—
Interest rate swap collateral funds	15,321	15,321	—	15,321	—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Investment advisory fees	$19,693	$17,282	$38,007	$33,719
Service charges on deposit accounts	10,044	8,244	19,971	16,559
Card income	6,038	4,230	11,835	8,150
Other noninterest income	2,876	2,771	5,992	5,228
Total noninterest income in-scope of ASC 606	38,651	32,527	75,805	63,656
Total noninterest income (loss) out-of-scope of ASC 606	18,937	10,324	25,340	(256,923)
Total noninterest income (loss)	$57,588	$42,851	$101,145	$(193,267)
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
The asset management and/or custody fees are primarily based upon a percentage of the monthly valuation of the principal assets in the customer’s account. Customers are also charged a base fee which is prorated over a twelve-month period. Fees for additional or special services are generally fixed in nature and are charged as services are rendered. All revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Investment advisory fees earned but not yet received amounted to $7.2 million and $6.3 million as of June 30, 2026 and December 31, 2025, respectively.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.6 million as of both June 30, 2026 and December 31, 2025, and were included in other assets in the Company’s Consolidated Balance Sheets.

Card Income
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. In addition, the Company receives income for credit card referrals from third party credit card providers, which it offers to its customers. Card income fees earned but not yet received amounted to $0.9 million and $1.1 million as of June 30, 2026 and December 31, 2025, respectively, and were included in other assets in the Company’s Consolidated Balance Sheets.
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
15. Other Comprehensive Income
The following tables present a reconciliation of the changes in the components of other comprehensive income for the dates indicated including the amount of income tax (expense) benefit allocated to each component of other comprehensive income:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(11,495)	$2,899	$(8,596)	$(35,076)	$8,610	$(26,466)
Less: reclassification adjustment for losses included in net income	—	—	—	—	—	—
Net change in fair value of securities available for sale	(11,495)	2,899	(8,596)	(35,076)	8,610	(26,466)
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	(1,894)	523	(1,371)	(6,096)	1,683	(4,413)
Less: net cash flow hedge losses reclassified into interest income	(2,212)	610	(1,602)	(4,989)	1,377	(3,612)
Net change in fair value of cash flow hedges	318	(87)	231	(1,107)	306	(801)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(301)	83	(218)	(602)	166	(436)
Less: accretion of prior service credit	2,489	(687)	1,802	4,977	(1,374)	3,603
Net change in other comprehensive income for defined benefit postretirement plans	(2,188)	604	(1,584)	(4,375)	1,208	(3,167)
Total other comprehensive loss	$(13,365)	$3,416	$(9,949)	$(40,558)	$10,124	$(30,434)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized gains on securities available for sale:
Change in fair value of securities available for sale	$26,211	$13,610	$39,821	$99,640	$(90,828)	$8,812
Less: reclassification adjustment for losses included in net income	—	19,936	19,936	(269,638)	7,247	(262,391)
Net change in fair value of securities available for sale	26,211	(6,326)	19,885	369,278	(98,075)	271,203
Unrealized gains on cash flow hedges:
Change in fair value of cash flow hedges	(432)	120	(312)	5,973	(1,654)	4,319
Less: net cash flow hedge losses reclassified into interest income	(7,981)	2,211	(5,770)	(15,914)	4,408	(11,506)
Net change in fair value of cash flow hedges	7,549	(2,091)	5,458	21,887	(6,062)	15,825
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(980)	272	(708)	(1,905)	528	(1,377)
Less: accretion of prior service credit	2,488	(689)	1,799	4,983	(1,380)	3,603
Net change in other comprehensive income for defined benefit postretirement plans	(1,508)	417	(1,091)	(3,078)	852	(2,226)
Total other comprehensive income	$32,252	$(8,000)	$24,252	$388,087	$(103,285)	$284,802
The following table illustrates the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2026	$(259,361)	$(2,990)	$34,988	$(227,363)
Other comprehensive income before reclassifications	(26,466)	(4,413)	—	(30,879)
Less: Amounts reclassified from accumulated other comprehensive loss	—	(3,612)	3,167	(445)
Net current-period other comprehensive loss	(26,466)	(801)	(3,167)	(30,434)
Ending Balance: June 30, 2026	$(285,827)	$(3,791)	$31,821	$(257,797)
Beginning Balance: January 1, 2025	$(583,875)	$(26,470)	$26,016	$(584,329)
Other comprehensive income before reclassifications	8,812	4,319	—	13,131
Less: Amounts reclassified from accumulated other comprehensive loss	(262,391)	(11,506)	2,226	(271,671)
Net current-period other comprehensive income (loss)	271,203	15,825	(2,226)	284,802
Ending Balance: June 30, 2025	$(312,672)	$(10,645)	$23,790	$(299,527)
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2026, and our results of operations for the three and six months ended June 30, 2026 and 2025. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2025 Form 10-K.
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
•operational risks including, but not limited to, cybersecurity incidents, fraud, new technological integration including AI, natural disasters and future pandemics or other public health emergencies;
•a regulatory reform agenda that is significantly different from that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, including risks related to the administration’s increased focus on widespread implementation of stablecoins and other digital assets;
•changes in regulation, regulatory policy, legislation, accounting standards and practices, and fiscal and monetary policy, particularly in light of the shift in presidential administrations and the potential for related shifts in agency policy and leadership;
•the risk that goodwill and intangibles recorded in our financial statements will become impaired;
•risks related to the implementation of acquisitions, dispositions, and restructurings, including our 2025 merger with HarborOne Bancorp and HarborOne Bank, which is further described in Part I, Item 1 of our 2025 Annual Report on Form 10-K under “Recent Acquisitions – Bank Acquisitions”, including that revenue and expense synergies or other expected benefits may not materialize or may not be realized in the time frame originally anticipated, or may be more costly to achieve than anticipated and that the combined businesses may not perform as expected;
•the risk that the integration of our completed or pending acquisitions may be more difficult, time-consuming or costly than anticipated and that the anticipated benefit may not be fully realized;
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
There have been no other material changes in critical accounting policies during the three and six months ended June 30, 2026.

Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $31.1 billion and $30.6 billion at June 30, 2026 and December 31, 2025, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the New Hampshire Banking Department, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct under our “Cambridge Trust Wealth Management, a division of Eastern Bank” brand name (“Cambridge Trust Wealth Management division”).
Net income for the three and six months ended June 30, 2026, respectively, computed in accordance with GAAP was $105.2 million and $170.5 million, respectively, as compared to net income and net loss of $100.2 million and $117.4 million, respectively, for the three and six months ended June 30, 2025, respectively. The increase in net income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to increased net interest income and noninterest income during the three months ended June 30, 2026. The increase from a net loss for the six months ended June 30, 2025 to net income for the six months ended June 30, 2026 was primarily due to losses on sales of securities recorded during the six months ended June 30, 2025, of which there were none during the six months ended June 30, 2026. Refer to the later sections titled “Results of Operations” within this Item 2 for additional discussion
Net income for the three and six months ended June 30, 2026, respectively, and net income and net loss for the three and six months ended June 30, 2025, respectively, included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and six months ended June 30, 2026 was $106.5 million and $195.2 million, respectively, compared to operating net income for the three and six months ended June 30, 2025 of $81.7 million and $149.2 million, respectively, representing increases of 30.4% and 30.8%, respectively. These increases were primarily due to higher net interest income for both the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, partially offset by higher noninterest expense on an operating basis for both the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. See “Non-GAAP Financial Measures” and “Results of Operations” within this Item 2 for a reconciliation of operating net income to net income/(loss) on a GAAP basis and further discussion of noninterest income/(loss) and noninterest expense.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of June 30, 2026 and December 31, 2025, we had total commercial and industrial loans of $4.7 billion and $4.3 billion, respectively, representing 20.1% and 18.6%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and industrial revenue bonds (“IRBs”) which are municipal bonds issued to finance major capital projects. The majority of our IRB portfolio is in educational and other non-profit sectors.
•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other type properties. As of June 30, 2026 and December 31, 2025, we had

total commercial real estate loans of $9.3 billion and $9.4 billion, respectively, representing 39.9% and 40.8%, respectively, of our total loans as of each period end. As of both June 30, 2026 and December 31, 2025, owner occupied loans totaled $1.2 billion, representing 12.9% of our commercial real estate loans. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of June 30, 2026 and December 31, 2025, we had total commercial construction loans of $543.6 million and $563.5 million, respectively, representing 2.3% and 2.4%, respectively, of our total loans. Our commercial construction loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of both June 30, 2026 and December 31, 2025, we had total business banking loans of $1.6 billion, representing 6.7% and 6.9%, respectively, of our total loans for each period end. In this category, commercial and industrial loans and commercial real estate loans totaled $326.0 million and $1.2 billion, respectively, as of June 30, 2026, and $307.6 million and $1.3 billion, respectively, as of December 31, 2025.
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
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both June 30, 2026 and December 31, 2025, we had total residential real estate loans of $5.2 billion, representing 22.2% and 22.7%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential real estate loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. Following our merger with HarborOne, which included the acquisition of HarborOne’s mortgage company, a portion of our loans sold on the secondary markets are sold with servicing retained. During the three and six months ended June 30, 2026, residential real estate mortgage loan originations for secondary market sale were $103.0 million and $204.6 million, respectively, compared to $1.7 million and $14.9 million during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2026, residential real estate mortgage loan sales on secondary market were $104.3 million and $203.1 million, respectively, compared to $11.0 million and $23.8 million during the three and six months ended June 30, 2025, respectively.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of both June 30, 2026 and December 31, 2025, we had total consumer home equity loans of $1.8 billion, representing 7.8% and 7.6%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.
•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of June 30, 2026 and December 31, 2025, we had total other consumer loans of $218.0 million and $232.0 million, respectively, representing 0.9% and 1.0%, respectively, of our total loans. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
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
Wealth Management Services
•Through our Cambridge Trust Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of June 30, 2026 and December 31, 2025, we held $11.3 billion and $10.1 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three and six months ended June 30, 2026, we had noninterest income of $19.7 million and $38.0 million, respectively, from providing these services compared to $17.3 million and $33.7 million for the three and six months ended June 30, 2025, respectively.
Outlook and Trends
Interest Rates
Beginning in March 2022, the Federal Open Market Committee (“FOMC”) voted to increase the federal funds rate multiple times from a range of 0.00% to 0.25% to a range of 5.25% to 5.50% on July 26, 2023, when the FOMC stated that it will continue to assess additional information and its implications for monetary policy. At its meeting on September 18, 2024, the FOMC decided to lower the target range for the federal funds rate by 50 basis points from the range set at its July 26, 2023 meeting to a range of 4.75% to 5.00%. The FOMC further decided to lower the target range for the federal funds rate at each of its meetings held on November 7, 2024, December 18, 2024, September 17, 2025, October 29, 2025, December 10, 2025, and January 28, 2026 with the most recent change reducing the target range for the federal funds rate to a range of 3.50% to 3.75%. At its most recent meeting on July 29, 2026, the FOMC decided to maintain the target range for the federal funds rate at the range set at its January 28, 2026 meeting and indicated, that they are continuing their policy of maintaining ample reserves in the banking system.. The FOMC indicated economic activity is expanding at a solid pace despite elevated uncertainty that is owed, in part, to the conflict in the Middle East. Productivity growth and capital investment were strong while job gains have kept pace with the workforce, and the unemployment rate has changed little. The FOMC reiterated its commitment to achieving inflation of 2 percent and indicated inflation still remains elevated, in part reflecting supply shocks that have driven price increases in certain sectors.
Inevitably, not all of our interest rate-sensitive assets and liabilities will re-price simultaneously and in equal volume in response to changes in the federal funds rate, and therefore the potential for interest rate exposure exists. Management believes that several factors will affect the actual impact of interest rate changes on our balance sheet and operating results, including, but not limited to, actual changes in interest rates or expectations of future changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. We attempt to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging our exposure. Approximately

36% of the outstanding principal balance of our loans, gross of outstanding interest rate swaps as described further below, as of June 30, 2026 was indexed to a market rate that is expected to re-price with similar magnitude and direction as the federal funds rate. A portion of these loans have been hedged using interest rate swaps to convert the floating rate interest receipts to a fixed rate. The notional amount of floating rate loans swapped totaled $1.3 billion on June 30, 2026, representing approximately 5.6% of the outstanding principal balance of our loans at that date. For more detail regarding such hedging financial instruments, refer to Note 11, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Refer to the section titled “Management of Market Risk” within this Item 2 for additional discussion including the estimated change to our net interest income under interest rate risk measurement methodologies that use a variety of hypothetical scenarios assuming immediate and parallel changes in interest rates that may not reflect the manner in which actual yields and costs respond to changes in market interest rates.
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
There are items in our financial statements that impact our results but which we believe are unrelated to our core business. Accordingly, we present operating net income, noninterest income on an operating basis, noninterest expense on an operating basis, total operating revenue, operating earnings per share, tangible net income to average tangible shareholders’ equity, tangible operating net income to average tangible shareholders’ equity, tangible book value per share, and the operating efficiency ratio, each of which excludes the impact of such items because we believe such exclusion can provide greater visibility into our core business and underlying trends. Such items that we do not consider to be core to our business include (i) gains and losses on sales of securities available for sale, net, (ii) gains and losses on the sale of other equity investments, (iii) gains and losses on the sale of other assets, (iv) impairment charges on tax credit investments and associated tax credit benefits, (v) OREO gains and losses, (vi) merger and acquisition expenses, (vii) nonrecurring expenses associated with a staffing reorganization, and (viii) certain discrete tax items. There were no expenses indirectly associated with OREO gains or losses, or impairment charges on tax credit investments and associated tax credit benefits during the periods presented in this Quarterly Report on Form 10-Q.
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

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Net income (loss) (GAAP)	$105,213	$100,233	$170,475	$(117,433)
Non-GAAP adjustments:
Add:
Noninterest income components:
Losses on sales of securities available for sale, net	—	—	—	269,638
Gain on sale of other equity investment	(16)	—	(16)	—
Losses (gains) on sales of other assets	284	(618)	1,788	12
Noninterest expense components:
Expenses associated with staffing reorganization	—	—	2,706	—
Merger and acquisition expenses	1,550	2,582	29,611	2,582
Total impact of non-GAAP adjustments	1,818	1,964	34,089	272,232
Less net tax benefit associated with non-GAAP adjustment (1)	501	20,472	9,408	5,590
Non-GAAP adjustments, net of tax	$1,317	$(18,508)	$24,681	$266,642
Operating net income (non-GAAP)	$106,530	$81,725	$195,156	$149,209

Weighted average common shares outstanding during the period:
Basic	218,269,623	198,531,054	220,197,005	199,275,436
Diluted	219,244,234	198,992,111	221,384,607	199,275,436
Diluted for operating earnings per share computation (2)	219,244,234	198,992,111	221,384,607	200,095,230

Earnings (losses) per share, basic	$0.48	$0.50	$0.77	$(0.59)
Earnings (losses) per share, diluted	$0.48	$0.50	$0.77	$(0.59)

Operating earnings per share, basic (non-GAAP)	$0.49	$0.41	$0.89	$0.75
Operating earnings per share, diluted (non-GAAP)	$0.49	$0.41	$0.88	$0.75
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

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income (loss), noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income (GAAP)	$251,932	$202,030	$496,588	$390,929
Add:
Tax-equivalent adjustment (non-GAAP)	6,222	4,805	12,391	9,412
Fully-taxable equivalent net interest income on an operating basis (non-GAAP)	258,154	206,835	508,979	400,341
Noninterest income (loss) (GAAP)	57,588	42,851	101,145	(193,267)
Less:
Losses on sales of securities available for sale, net	—	—	—	(269,638)
Gain on sale of other equity investment	16	—	16	—
(Losses) gains on sales of other assets	(284)	618	(1,788)	(12)
Noninterest income on an operating basis (non-GAAP)	57,856	42,233	102,917	76,383
Noninterest expense (GAAP)	$167,948	$136,961	$366,578	$267,081
Less:
Expenses associated with staffing reorganization	—	—	2,706	—
Merger and acquisition expenses	1,550	2,582	29,611	2,582
Noninterest expense on an operating basis (non-GAAP)	166,398	134,379	334,261	264,499
Amortization of intangible assets	11,643	7,807	23,287	15,615
Noninterest expense for calculation of operating efficiency ratio (non-GAAP)	$154,755	$126,572	$310,974	$248,884
Total revenue (GAAP)	$309,520	$244,881	$597,733	$197,662
Total operating revenue (non-GAAP)	$316,010	$249,068	$611,896	$476,724
Ratios:
Efficiency ratio (GAAP)	54.26%	55.93%	61.33%	135.12%
Operating efficiency ratio (non-GAAP)	48.97%	50.82%	50.82%	52.21%

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of June 30,	As of December 31,
	2026	2025
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$4,283,214	$4,340,553
Less: Goodwill and other intangibles	1,277,643	1,300,930
Tangible shareholders’ equity (non-GAAP)	3,005,571	3,039,623
Tangible assets:
Total assets (GAAP)	31,141,955	30,586,856
Less: Goodwill and other intangibles	1,277,643	1,300,930
Tangible assets (non-GAAP)	$29,864,312	$29,285,926
Shareholders’ equity to assets ratio (GAAP)	13.8%	14.2%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	10.1%	10.4%
Book value per share:
Common shares issued and outstanding	228,858,364	235,646,558
Book value per share (GAAP)	$18.72	$18.42
Tangible book value per share (non-GAAP)	$13.13	$12.90
The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income (loss) and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Tangible net income (loss):
Net income (loss) (GAAP)	$105,213	$100,233	$170,475	$(117,433)
Add: Amortization of intangible assets	11,643	7,807	23,287	15,615
Less: Tax effect of amortization of intangible assets (3)	3,213	2,163	6,427	4,325
Tangible net income (loss) (non-GAAP)	$113,643	$105,877	$187,335	$(106,143)

Operating net income (non-GAAP) (1)	$106,530	$81,725	$195,156	$149,209
Add: Amortization of intangible assets	11,643	7,807	23,287	15,615
Less: Tax effect of amortization of intangible assets (3)	3,213	2,163	6,427	4,325
Tangible operating net income (non-GAAP)	$114,960	$87,369	$212,016	$160,499

Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$4,293,362	$3,623,169	$4,327,257	$3,603,341
Less: Average goodwill and other intangibles	1,284,552	1,039,634	1,290,658	1,043,530
Average tangible shareholders’ equity (non-GAAP)	$3,008,810	$2,583,535	$3,036,599	$2,559,811
Ratios:
Return (loss) on average total shareholders’ equity (GAAP) (2)	9.83%	11.10%	7.94%	(6.57)%
Return (loss) on average tangible shareholders’ equity (non-GAAP) (2)	15.15%	16.44%	12.44%	(8.36)%
Operating return on average tangible shareholders’ equity (non-GAAP) (2)	15.33%	13.56%	14.08%	12.64%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income (loss).

(2)Presented on an annualized basis.
(3)The tax effect of amortization of intangible assets was calculated for the three and six months ended June 30, 2026 and 2025 using our combined statutory tax rate of 27.6% and 27.7%, respectively.
Financial Position
Summary of Financial Position

	As of June 30, 2026	As of December 31, 2025	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$256,163	$316,869	$(60,706)	(19.2)%
Securities available for sale	4,047,828	3,825,569	222,259	5.8%
Securities held to maturity	764,194	599,557	164,637	27.5%
Loans, net of allowance for loan losses	22,956,047	22,753,224	202,823	0.9%
Federal Home Loan Bank stock	21,250	13,838	7,412	53.6%
Goodwill and other intangible assets	1,277,643	1,300,930	(23,287)	(1.8)%
Deposits	25,919,312	25,470,751	448,561	1.8%
Borrowed funds	398,593	214,938	183,655	85.4%
Cash and cash equivalents
Total cash and cash equivalents decreased by $60.7 million, or 19.2%, to $256.2 million at June 30, 2026 from $316.9 million at December 31, 2025. This consistency in the balance of our cash and cash equivalents at June 30, 2026, compared to December 31, 2025, was due to the offsetting effect of security purchases, loan originations, a net increase in total deposits and borrowings, and AFS and HTM maturities and principal paydowns. Refer to the Statement of Cash Flows for additional information. For further discussion of the change in deposits and loans, refer to the later “Loans” and “Deposits” sections in this Item 2.
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
U.S. government securities: As of June 30, 2026 and December 31, 2025 our U.S. government securities consisted of U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions.
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
State and municipal securities: We invest in fixed rate investment grade bonds issued by select states and municipalities for portfolio diversification and beneficial tax treatment. The market value of these securities may be affected by call options, long dated maturities, general market liquidity and credit factors.

The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of June 30, 2026	As of December 31, 2025
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,794,837	$2,533,309
Government-sponsored commercial mortgage-backed securities	1,024,510	1,060,331
U.S. Treasury securities	50,066	50,350
State and municipal bonds and obligations	178,415	181,579
Total available for sale securities, at fair value	4,047,828	3,825,569
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	199,766	210,142
Government-sponsored commercial mortgage-backed securities	181,682	185,185
State and municipal bonds and obligations	329,860	167,346
Corporate bonds	52,886	36,884
Total held to maturity securities, at amortized cost	764,194	599,557
Total	$4,812,022	$4,425,126
Our securities portfolio increased $0.4 billion, or 8.7%, to $4.8 billion at June 30, 2026 from $4.4 billion at December 31, 2025. This increase was primarily due to purchases of AFS and HTM securities of $0.6 billion, partially offset by by AFS and HTM maturities and principal paydowns of $0.2 billion.
We did not have trading investments at June 30, 2026 or December 31, 2025.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $513.5 million at June 30, 2026 compared to $348.8 million at December 31, 2025.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both June 30, 2026 and December 31, 2025, we had no securities categorized as Level 3 within the fair value hierarchy.

The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended June 30, 2026 and December 31, 2025. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of June 30, 2026 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.36%	2.46%	2.22%	3.12%	3.11%
Government-sponsored commercial mortgage-backed securities	3.05	3.97	1.96	2.05	3.03
U.S. Treasury securities	4.19	—	—	—	4.19
State and municipal bonds and obligations	2.64	3.08	3.79	4.17	3.80
Total available for sale securities	3.40%	3.90%	2.91%	3.01%	3.13%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.85%	2.85%
Government-sponsored commercial mortgage-backed securities	—	2.15	2.35	—	2.21
State and municipal bonds and obligations	—	—	5.18	5.59	5.59
Corporate bonds	7.35	—	6.86	6.25	6.81
Total held to maturity securities	7.35%	2.15%	4.47%	4.57%	4.16%
Total	3.42%	3.57%	3.66%	3.21%	3.28%

	Securities Maturing as of December 31, 2025 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.54%	2.43%	2.21%	2.92%	2.91%
Government-sponsored commercial mortgage-backed securities	2.10	3.94	1.98	2.02	3.02
U.S. Treasury securities	4.19	—	—	—	4.19
State and municipal bonds and obligations	2.52	2.93	3.74	4.15	3.75
Total available for sale securities	3.68%	3.86%	2.78%	2.83%	3.00%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.35	—	2.21
State and municipal bonds and obligations	—%	—%	—%	5.54%	5.54%
Corporate bonds	—	7.35	7.10	—	7.11
Total held to maturity securities	—%	2.20%	4.23%	4.05%	3.67%
Total	3.68%	3.58%	3.39%	2.95%	3.08%
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

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

			Change
	As of June 30, 2026	As of December 31, 2025	Amount ($)	Percentage (%)
	(Dollars in thousands)
Commercial and industrial	$4,690,914	$4,324,615	$366,299	8.5%
Commercial real estate	9,390,773	9,529,071	(138,298)	(1.5)%
Commercial construction	544,546	567,597	(23,051)	(4.1)%
Business banking	1,561,530	1,603,489	(41,959)	(2.6)%
Residential real estate	5,442,043	5,516,114	(74,071)	(1.3)%
Consumer home equity	1,824,835	1,758,099	66,736	3.8%
Other consumer	258,458	275,511	(17,053)	(6.2)%
Total gross loans	$23,713,099	$23,574,496	$138,603	0.6%
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $0.1 billion, or 0.6%, to $23.7 billion at June 30, 2026 from $23.6 billion at December 31, 2025. The increase was primarily due to continued investment in resources targeted to grow our commercial and industrial loan portfolio and ongoing promotion of our consumer home equity products, partially offset by net paydowns in our other portfolios.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and it is concentrated in the New England geographical area, with 85.5% of our commercial loans in Massachusetts, New Hampshire, or Rhode Island as of June 30, 2026.
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
Special mention, substandard and doubtful loans totaled 4.9% and 5.0% of total commercial loans outstanding at June 30, 2026 and December 31, 2025, respectively.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio decreased to 0.51% at June 30, 2026, compared to 0.56% at December 31, 2025.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	June 30, 2026	December 31, 2025
Portfolio
Commercial and industrial	0.16%	0.17%
Commercial real estate	0.23%	0.22%
Commercial construction	—%	0.18%
Business banking	1.43%	1.83%
Residential real estate	0.92%	1.02%
Consumer home equity	1.11%	0.99%
Other consumer	0.38%	0.35%
Total	0.51%	0.56%
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
NPLs decreased $63.0 million, or 36.5%, to $109.4 million at June 30, 2026 from $172.3 million at December 31, 2025. NPLs as a percentage of total loans decreased to 0.47% at June 30, 2026 from 0.75% at December 31, 2025. The decrease was primarily due to commercial loan payoffs during the six months ended June 30, 2026. Also driving this decline is continued efforts to work with borrowers to either exit certain relationships through sales or otherwise alleviate non-performance through regular payoffs.
The total amount of interest recorded on NPLs during both the six months ended June 30, 2026 and 2025 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $3.6 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. The aggregate amortized cost balance as of June 30, 2026 of loans modified during the three and six months ended June 30, 2026 which were determined to be modifications to borrowers experiencing financial difficulty was $16.5 million and $36.3 million, respectively. The aggregate amortized cost balance as of June 30, 2025 of loans modified during the three and six months ended June 30, 2025 which were determined to be modifications to borrowers experiencing financial difficulty was $11.0 million and $14.2 million, respectively.
As of June 30, 2026 there was one loan with a balance of $0.2 million that had been modified to a borrower experiencing financial difficulty during the during the twelve-month period then ended and which had subsequently defaulted during the six months ended June 30, 2026. As of June 30, 2025 there were no loans that had been modified to borrowers experiencing financial difficulty during the during the twelve-month period then ended which had subsequently defaulted during the six months ended June 30, 2025.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the merger date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the merger date. As of June 30, 2026 and December 31, 2025, the carrying amount of PCD loans was $548.1 million and $659.7 million, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit the potential to be unable to comply in the future with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $117.6 million, or 28.4%, to $531.3 million at June 30, 2026 from $413.7 million at December 31, 2025. These loans as a percentage of total loans increased to 2.3% at June 30, 2026 from 1.8% at December 31, 2025.
Commercial Real Estate Office Exposure. As of June 30, 2026 and December 31, 2025 our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, mixed-use, and laboratory/life sciences office properties where rental income is primarily from office space) totaled $1.2 billion and $1.3 billion, respectively. As of June 30, 2026, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 87.1% of the total recorded investment balance of office-related CRE loans are located, and approximately 15.4% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as reduced occupancy as a result of the increase in hybrid and fully remote work arrangements post-COVID and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of June 30, 2026, eight of these loans, which had an aggregate recorded investment balance of $7.2 million, were on non-accrual status. As of December 31, 2025, four of these loans were on non-accrual status and had an aggregate recorded investment balance of $36.7 million.

The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	June 30, 2026	December 31, 2025
	(In thousands)
Commercial real estate
Pass	$986,378	$1,065,028
Special mention	24,625	38,503
Substandard	124,740	105,824
Doubtful	7,235	36,772
Total commercial real estate	$1,142,978	$1,246,127
Commercial construction
Pass	$12,501	$25,021
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total commercial construction	$12,501	$25,021
Total	$1,155,479	$1,271,148
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	June 30, 2026	December 31, 2025
	(In thousands)
Commercial real estate
Office	$552,545	$562,157
Medical office	100,142	135,003
Mixed-use	388,615	425,529
Laboratory/life science	101,676	123,438
Total commercial real estate	$1,142,978	$1,246,127
Commercial construction
Office	$—	$489
Medical office	12,501	5,324
Mixed-use	—	19,208
Laboratory/life science	—	—
Total commercial construction	$12,501	$25,021
Total	$1,155,479	$1,271,148
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
The allowance for loan losses decreased by $6.5 million, or 2.0%, to $325.4 million, or 1.40% of total loans, at June 30, 2026 from $331.8 million, or 1.44% of total loans at December 31, 2025. The decrease in the allowance for loan losses for the six months ended June 30, 2026 was primarily due to charge-offs of loans that were previously reserved for on a specific reserve basis.
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets. Our reserve for unfunded lending commitments remained consistent at $17.3 million at June 30, 2026 compared to $16.4 million at December 31, 2025.

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net loan (recoveries) charge-offs:
Commercial and industrial	$22	$75	$5,728	$64
Commercial real estate	8,256	(578)	11,844	10,315
Commercial construction	—	—	—	—
Business banking	827	57	911	77
Residential real estate	28	(36)	(4)	(75)
Consumer home equity	2	(5)	(57)	(5)
Other consumer	645	284	1,063	663
Total net loan charge-offs (recoveries)	$9,780	$(203)	$19,485	$11,039
Average loans:
Commercial and industrial	$4,454,865	$3,525,189	$4,388,766	$3,433,109
Commercial real estate	9,363,853	7,255,875	9,423,315	7,240,123
Commercial construction	519,980	468,953	513,724	460,614
Business banking	1,517,501	1,283,430	1,525,410	1,285,984
Residential real estate	5,163,289	3,887,402	5,183,567	3,899,823
Consumer home equity	1,792,051	1,437,043	1,774,249	1,415,780
Other consumer	219,389	217,281	221,877	219,675
Average total loans (1)	$23,030,928	$18,075,173	$23,030,908	$17,955,108
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.00%	0.00%	0.13%	0.00%
Commercial real estate	0.09	(0.01)	0.13	0.14
Commercial construction	—	—	—	—
Business banking	0.05	0.00	0.06	0.01
Residential real estate	0.00	(0.00)	(0.00)	(0.00)
Consumer home equity	0.00	(0.00)	(0.00)	(0.00)
Other consumer	0.29	0.13	0.48	0.30
Total net charge-offs (recoveries) to average loans outstanding during the period:	0.04%	0.00%	0.08%	0.06%
Total loans	$23,281,401	$18,315,123	$23,281,401	$18,315,123
Total non-accrual loans	$109,381	$54,712	$109,381	$54,712
Allowance for loan losses	$325,354	$232,113	$325,354	$232,113
Allowance for loan losses as a percent of total loans	1.40%	1.27%	1.40%	1.27%
Non-accrual loans as a percent of total loans	0.47%	0.30%	0.47%	0.30%
Allowance for loan losses as a percent of non-accrual loans	297.45%	424.25%	297.45%	424.25%
(1)Average loan balances exclude loans held for sale
Non-accrual loans increased $54.7 million, or 99.9%, to $109.4 million at June 30, 2026 from $54.7 million at June 30, 2025, primarily due to loans acquired from HarborOne in the fourth quarter of 2025, and which were already on non-accrual or were transferred to non-accrual following the completion of the merger. For additional information regarding the credit quality of our loans, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of June 30, 2026			As of December 31, 2025
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$63,209	19.43%	20.07%	$65,768	19.82%	18.34%
Commercial real estate	172,339	52.97%	39.95%	164,376	49.53%	40.42%
Commercial construction	12,251	3.77%	2.33%	21,058	6.35%	2.41%
Business banking	23,171	7.12%	6.67%	22,921	6.91%	6.80%
Residential real estate	40,585	12.47%	22.21%	44,177	13.31%	23.40%
Consumer home equity	10,320	3.17%	7.83%	9,171	2.76%	7.46%
Other consumer	3,479	1.07%	0.94%	4,370	1.32%	1.17%
Total	$325,354	100.00%	100.00%	$331,841	100.00%	100.00%
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
We held an investment in the FHLBB of $21.3 million and $13.8 million at June 30, 2026 and December 31, 2025, respectively. The amount of stock we are required to purchase is proportional to our FHLB advances and level of total assets. Accordingly, our FHLB stock increased due to an increase in our FHLB advances during the six months ended June 30, 2026.

Goodwill and other intangible assets
The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below:

	June 30, 2026	December 31, 2025
	(In thousands)
Balances not subject to amortization
Goodwill	$1,117,148	$1,117,148
Balances subject to amortization
Core deposit intangibles	142,863	164,280
Customer list intangible	16,966	18,711
Trade name intangible	666	791
Total balances subject to amortization	160,495	183,782
Total goodwill and other intangible assets	$1,277,643	$1,300,930
The balance of our goodwill and other intangible assets was $1.3 billion at both June 30, 2026 and December 31, 2025. We did not record any impairment to our goodwill or other intangible assets during the six months ended June 30, 2026.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

			Change
	As of June 30, 2026	As of December 31, 2025	Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$6,540,568	$6,341,205	$199,363	3.1%
Interest checking	4,706,543	4,727,219	(20,676)	(0.4)%
Savings	2,151,300	2,010,028	141,272	7.0%
Money market investments	8,207,130	7,885,707	321,423	4.1%
Certificate of deposits	4,313,771	4,506,592	(192,821)	(4.3)%
Total deposits	$25,919,312	$25,470,751	$448,561	1.8%
Deposits increased by $0.4 billion, or 1.8%, to $25.9 billion at June 30, 2026 from $25.5 billion at December 31, 2025. This increase was driven by regular deposit inflows primarily comprised of seasonal inflows of municipal deposits during the six months ended June 30, 2026 and increased utilization of brokered certificates of deposit.
The Bank’s estimate of total uninsured deposits was $10.9 billion and $10.2 billion at June 30, 2026 and December 31, 2025, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $8.0 billion and $8.1 billion at June 30, 2026 and December 31, 2025, respectively.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Six Months Ended June 30, 2026		For the Year Ended December 31, 2025
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$6,382,893	—%	$5,803,876	—%
Interest checking	4,673,276	0.85%	4,482,914	0.94%
Savings	2,090,384	0.37%	1,683,451	0.30%
Money market investments	7,950,445	2.20%	6,309,936	2.35%
Certificate of deposits	4,231,066	3.50%	3,487,640	3.93%
Total deposits	$25,328,064	1.46%	$21,767,817	1.53%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of June 30, 2026	As of December 31, 2025
Maturing in	(In thousands)
Three months or less	$885,184	$734,723
Over three months through six months	380,869	467,873
Over six months through 12 months	66,284	202,541
Over 12 months	15,089	8,465
Total	$1,347,426	$1,413,602
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity. The following table sets forth the balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of June 30, 2026	As of December 31, 2025	Amount ($)	Percentage (%)
	(Dollars in thousands)
Interest rate swap collateral funds	$34,181	$15,321	$18,860	123.1%
FHLB advances	364,412	199,617	164,795	82.6%
Total	$398,593	$214,938	$183,655	85.4%
Our total borrowings increased by $183.7 million to $398.6 million at June 30, 2026 compared to $214.9 million at December 31, 2025. The increase was primarily due to increased utilization of FHLB advances which were used to fund interest-earning asset growth during the six months ended June 30, 2026. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.

Results of Operations
Summary of Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2026	2025	Amount ($)	Percentage	2026	2025	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$349,909	$279,339	$70,570	25.3%	$689,455	$545,044	$144,411	26.5%
Interest expense	97,977	77,309	20,668	26.7%	192,867	154,115	38,752	25.1%
Net interest income	251,932	202,030	49,902	24.7%	496,588	390,929	105,659	27.0%
Provision for allowance for loan losses	6,755	7,600	(845)	(11.1)%	12,511	14,200	(1,689)	(11.9)%
Noninterest income (loss)	57,588	42,851	14,737	34.4%	101,145	(193,267)	294,412	152.3%
Noninterest expense	167,948	136,961	30,987	22.6%	366,578	267,081	99,497	37.3%
Income tax expense	29,604	87	29,517	33,927.6%	48,169	33,814	14,355	42.5%
Net income (loss)	105,213	100,233	4,980	5.0%	170,475	(117,433)	287,908	(245.2)%
Comparison of the three and six months ended June 30, 2026 and 2025
Interest and Dividend Income
Interest and dividend income increased by $70.6 million, or 25.3%, to $349.9 million during the three months ended June 30, 2026 from $279.3 million during the three months ended June 30, 2025. The increase was primarily due to an increase in the average balance of our loan portfolio and an increase in yields in our securities portfolio. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on loans increased $67.4 million, or 27.9%, to $308.5 million during the three months ended June 30, 2026 from $241.1 million during the three months ended June 30, 2025. The increase in interest income on our loans was due to an increase in the average balance on our loans, which increased $5.0 billion, or 27.6%, to $23.1 billion during the three months ended June 30, 2026 from $18.1 billion during the three months ended June 30, 2025. This increase was primarily due to loans acquired in connection with our merger with HarborOne, which was completed in November 2025.
•Interest income on securities and other short-term investments increased by $3.2 million, or 8.3%, to $41.4 million during the three months ended June 30, 2026 from $38.2 million during the three months ended June 30, 2025. The increase was primarily due to an increase in our combined yield on our securities and other short-term investments, which increased 18 basis points during the three months ended June 30, 2026 in comparison to the three months ended June 30, 2025 due to the purchase of new securities with higher yields.
Interest and dividend income increased by $144.4 million, or 26.5%, to $689.5 million during the six months ended June 30, 2026 from $545.0 million during the six months ended June 30, 2025. The increase was primarily due to an increase in both the average balance of our loan portfolio and yields on our loan and securities portfolios.
•Interest income on loans increased $140.7 million, or 30.0%, to $610.2 million during the six months ended June 30, 2026 from $469.6 million during the six months ended June 30, 2025. The increase in interest income on our loans was due to an increase in the average balance and an increase in the yield on our loans. The average balance of our loan portfolio increased $5.1 billion, or 28.4%, to $23.1 billion during the six months ended June 30, 2026 from $18.0 billion during the six months ended June 30, 2025. This increase was primarily due to loans acquired in connection with our merger with HarborOne, which was completed in November 2025. The overall yield on our loans increased 6 basis points during the six months ended June 30, 2026 in comparison to the six months ended June 30, 2025, which was primarily due to accretion of the discounts, on a net basis, recorded related to loans acquired in our merger with HarborOne.
•Interest income on securities and other short-term investments increased by $3.7 million, or 5.0%, to $79.2 million during the six months ended June 30, 2026 from $75.5 million during the six months ended June 30, 2025. The increase was primarily due to an increase in our combined yield on our securities and other short-term investments, which increased 27 basis points during the six months ended June 30, 2026 in comparison to the six months ended June 30, 2025 due to the purchase of new securities with higher yields. Partially offsetting this increase was a decrease in the average balance of our securities and other short-term investments during the six months ended June 30, 2026, which primarily resulted from maturities and principal paydowns of AFS and HTM securities.
Interest Expense
Interest expense increased by $20.7 million to $98.0 million during the three months ended June 30, 2026 from $77.3 million during the three months ended June 30, 2025. This increase was primarily due to both an increase in deposit interest expense and an increase in borrowings interest expense.
Interest expense on our interest-bearing deposits increased $16.3 million to $93.0 million during the three months ended June 30, 2026 from $76.7 million during the three months ended June 30, 2025. This increase was due to an increase in the average balance of our interest-bearing deposits. Average interest-bearing deposits increased by $3.9 billion, or 25.5%, to $19.0 billion during the three months ended June 30, 2026 from $15.2 billion during the three months ended June 30, 2025, which was primarily due to our merger with HarborOne, which added approximately $3.5 billion in interest-bearing deposits.
Interest expense related to our borrowings increased by $4.3 million to $4.9 million during the three months ended June 30, 2026 from $0.6 million during the three months ended June 30, 2025. The increase in borrowings interest expense during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to an increase in our total borrowings due to higher utilization of FHLB advances to fund loan growth.
Interest expense increased by $38.8 million to $192.9 million during the six months ended June 30, 2026 from $154.1 million during the six months ended June 30, 2025. This increase was primarily due to an increase in deposit interest expense and an increase in borrowings interest expense.
Interest expense on our interest-bearing deposits increased $30.8 million to $183.5 million during the six months ended June 30, 2026 from $152.7 million during the six months ended June 30, 2025. This increase was due to an increase in the average balance of our interest-bearing deposits. Average interest-bearing deposits increased by $3.8 billion, or 25.3%, to $18.9 billion during the six months ended June 30, 2026 from $15.1 billion during the six months ended June 30, 2025, which was primarily due to our merger with HarborOne, which added approximately $3.5 billion in interest-bearing deposits.
Interest expense related to our borrowings increased by $8.0 million to $9.4 million during the six months ended June 30, 2026 from $1.4 million during the six months ended June 30, 2025. The increase in borrowings interest expense during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to an increase in our total borrowings due to higher utilization of FHLB advances to fund interest-earnings assets growth.
Net Interest Income
Net interest income increased by $49.9 million, or 24.7%, to $251.9 million during the three months ended June 30, 2026 from $202.0 million for the three months ended June 30, 2025. Net interest income increased due to an increase in our net interest margin of 7 basis points, to 3.66% during the three months ended June 30, 2026 from 3.59% during the three months ended June 30, 2025.
Net interest income increased by $105.7 million, or 27.0%, to $496.6 million during the six months ended June 30, 2026 from $390.9 million during the six months ended June 30, 2025. Net interest income increased due to an increase in our net interest margin of 17 basis points, to 3.65% during the six months ended June 30, 2026 from 3.48% during the six months ended June 30, 2025.

The following chart shows our net interest margin over the past five quarters:

Net Interest Margin ("NIM")
3.70%
3.65%
3.60%
3.55%
3.50%
3.45%
2025 Q2
2025 Q3
2025 Q4
2026 Q1
2026 Q2
NIM

Net interest margin is determined by dividing FTE net interest income by average total interest-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using marginal tax rates of 21.1% and 21.5% for the three and six months ended June 30, 2026, respectively, compared to 21.8% for both the three and six months ended June 30, 2025.
Net interest margin increased 7 basis points during the three months ended June 30, 2026 to 3.66% from 3.59% during the three months ended June 30, 2025. The increase in net interest margin for the three months ended June 30, 2026 from the three months ended June 30, 2025 was primarily due to an increase in our average balance and yield on interest-earning assets which exceeded the increase in our average balance of interest-bearing liabilities.
Net interest margin increased 17 basis points to 3.65% during the six months ended June 30, 2026 from 3.48% during the six months ended June 30, 2025. The increase in net interest margin for the six months ended June 30, 2026 from the six months ended June 30, 2025 was primarily due to an increase in our average balance and yield on interest-earning assets which exceeded the increase in our average balance of interest-bearing liabilities.
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

Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$15,856,199	$216,722	5.48%	$12,533,447	$174,639	5.59%
Residential	5,189,232	63,779	4.93%	3,888,885	43,235	4.46%
Consumer	2,011,440	32,973	6.58%	1,654,324	27,542	6.68%
Total loans	23,056,871	313,474	5.45%	18,076,656	245,416	5.45%
Non-taxable investment securities	486,926	5,848	4.82%	234,708	2,256	3.86%
Taxable investment securities	4,556,244	35,035	3.08%	4,597,007	34,113	2.98%
Other short-term investments	200,359	1,774	3.55%	228,803	2,359	4.14%
Total interest-earning assets	$28,300,400	$356,131	5.05%	$23,137,174	$284,144	4.93%
Non-interest-earning assets	2,531,564			1,921,592
Total assets	$30,831,964			$25,058,766
Interest-bearing liabilities:
Deposits:
Savings account	$2,123,940	$2,066	0.39%	$1,632,098	$1,212	0.30%
Interest checking account	4,677,313	9,987	0.86%	4,410,100	10,169	0.92%
Money market investment	8,039,037	44,835	2.24%	5,893,593	33,651	2.29%
Time account	4,184,757	36,151	3.46%	3,228,372	31,674	3.94%
Total interest-bearing deposits	19,025,047	93,039	1.96%	15,164,163	76,706	2.03%
Borrowings	534,791	4,938	3.70%	65,821	603	3.67%
Total interest-bearing liabilities	$19,559,838	$97,977	2.01%	$15,229,984	$77,309	2.04%
Demand accounts	6,435,385			5,662,108
Other noninterest-bearing liabilities	543,379			543,505
Total liabilities	26,538,602			21,435,597
Shareholders’ equity	4,293,362			3,623,169
Total liabilities and shareholders’ equity	$30,831,964			$25,058,766
Net interest income – FTE		$258,154			$206,835
Net interest rate spread (2)			3.04%			2.89%
Net interest-earning assets (3)	$8,740,562			$7,907,190
Net interest margin – FTE (4)			3.66%			3.59%
Average interest-earning assets to interest-bearing liabilities	144.69%			151.92%
Return on average assets (5)(6)	1.37%			1.60%
Return on average equity (5)(7)	9.83%			11.10%
Noninterest expense to average assets	2.18%			2.19%
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
(5)Presented on an annualized basis.
(6)Represents net income divided by average total assets.
(7)Represents net income divided by average equity.

	As of and for the six months ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$15,851,215	$430,931	5.48%	$12,419,830	$338,476	5.50%
Residential	5,208,445	124,481	4.82%	3,901,270	85,904	4.44%
Consumer	1,996,126	64,967	6.56%	1,635,456	53,716	6.62%
Total loans	23,055,786	620,379	5.43%	17,956,556	478,096	5.37%
Non-taxable investment securities	440,305	10,445	4.78%	216,302	4,092	3.81%
Taxable investment securities	4,495,295	68,238	3.06%	4,682,692	65,273	2.81%
Other short-term investments	163,390	2,784	3.44%	333,038	6,995	4.24%
Total interest-earning assets	$28,154,776	$701,846	5.03%	$23,188,588	$554,456	4.82%
Non-interest-earning assets	2,568,390			1,874,913
Total assets	$30,723,166			$25,063,501
Interest-bearing liabilities:
Deposits:
Savings account	$2,090,384	$3,852	0.37%	$1,640,121	$2,403	0.30%
Interest checking account	4,673,276	19,640	0.85%	4,451,261	20,219	0.92%
Money market investment	7,950,445	86,554	2.20%	5,814,024	65,358	2.27%
Time account	4,231,066	73,428	3.50%	3,219,873	64,724	4.05%
Total interest-bearing deposits	18,945,171	183,474	1.95%	15,125,279	152,704	2.04%
Borrowings	511,282	9,393	3.70%	75,745	1,411	3.76%
Total interest-bearing liabilities	$19,456,453	$192,867	2.00%	$15,201,024	$154,115	2.04%
Demand accounts	6,382,893			5,701,899
Other noninterest-bearing liabilities	556,563			557,237
Total liabilities	26,395,909			21,460,160
Shareholders’ equity	4,327,257			3,603,341
Total liabilities and shareholders’ equity	$30,723,166			$25,063,501
Net interest income – FTE		$508,979			$400,341
Net interest rate spread (2)			3.03%			2.78%
Net interest-earning assets (3)	$8,698,323			$7,987,564
Net interest margin – FTE (4)			3.65%			3.48%
Average interest-earning assets to interest-bearing liabilities	144.71%			152.55%
Return (loss) on average assets (5)(6)	1.12%			(0.94)%
Return (loss) on average equity (5)(7)	7.94%			(6.57)%
Noninterest expense to average assets	2.41%			2.15%
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
2025 Q2
2025 Q3
2025 Q4
2026 Q1
2026 Q2
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded provisions for allowance for loan losses of $6.8 million and $7.6 million for the three months ended June 30, 2026 and 2025, respectively, and provisions of $12.5 million and $14.2 million for the six months ended June 30, 2026 and 2025, respectively. The slight decline in provisions for allowance for loan losses despite increased charge-offs is primarily due to loans charged-off which had specific reserves that were established in prior periods, which represented the majority of our charge-offs during the six months ended June 30, 2026.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Management’s estimate of our allowance for loan losses as of June 30, 2026 and the provision for allowance for loan losses for the three and six months ended June 30, 2026, was supported, in part, by Oxford Economics’ June 2026 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will grow slightly in 2026, however with recent uncertainty around the United States’ conflict in Iran, the growth forecast has been downgraded slightly. The forecast also assumed a decrease to unemployment rates, which is expected to offset the projected impact of increase in oil prices. Further, the forecast assumed that the FOMC will decrease federal funds rates in December 2026 as inflation is projected to fall. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience growth of GDP on an annual basis in 2026 of 1.3%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $20.2 million as of June 30, 2026. The upside scenario assumed GDP growth on an annual basis of 2.5%, with slight growth in 2026. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $10.9 million as of June 30, 2026.

Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(Dollars in thousands)
Investment advisory fees	$19,693	$17,282	$2,411	14.0%	$38,007	$33,719	$4,288	12.7%
Service charges on deposit accounts	10,044	8,244	1,800	21.8%	19,971	16,559	3,412	20.6%
Card income	6,038	4,230	1,808	42.7%	11,835	8,150	3,685	45.2%
Interest rate swap income	1,996	978	1,018	104.1%	2,979	1,466	1,513	103.2%
Income from investments for employee retirement benefits	6,958	5,727	1,231	21.5%	5,098	4,470	628	14.0%
Mortgage banking income (loss)	3,343	(95)	3,438	(3,618.9)%	6,208	(187)	6,395	(3,419.8)%
Losses on sales of securities available for sale, net	—	—	—	—%	—	(269,638)	269,638	(100.0)%
Miscellaneous income and fees	9,784	5,867	3,917	66.8%	18,819	12,206	6,613	54.2%
Other non-operating (loss) income	(268)	618	(886)	(143.4)%	(1,772)	(12)	(1,760)	14,666.7%
Total noninterest income (loss)	$57,588	$42,851	$14,737	34.4%	$101,145	$(193,267)	$294,412	(152.3)%
Noninterest income increased by $14.7 million, or 34.4%, to $57.6 million during the three months ended June 30, 2026 from $42.9 million during the three months ended June 30, 2025. This increase was primarily due to a $3.9 million increase in miscellaneous income and fees, a $3.4 million increase in mortgage banking income, and a $2.4 million increase in investment advisory fees.
•Miscellaneous income and fees increased primarily due to a $3.5 million gain on sale of commercial loans held for investment during the three months ended June 30, 2026. There were no sales of commercial loans during the three months ended June 30, 2025.
•Mortgage banking income increased primarily due to the merger with HarborOne, which included a mortgage company subsidiary that was liquidated into the Bank during the first quarter of 2026. The activities of the subsidiary, in which the Bank is now engaged, included originating residential real estate mortgage loans principally for sale on the secondary market. As a result, the merger lead to a greater volume of secondary market sales during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Noninterest income increased by $294.4 million to $101.1 million for the six months ended June 30, 2026 from a net loss of $193.3 million for the six months ended June 30, 2025. This increase was primarily due to a $269.6 million decrease in losses on sales of securities available for sale, a $6.6 million increase in miscellaneous income and fees, and a $6.4 million increase in mortgage banking income.
•There were no sales of available for sale securities during the six months ended June 30, 2026. Losses on sales of securities available for sale were $269.6 million for the six months ended June 30, 2025, due to an investment portfolio repositioning, which included the decision by management to sell certain available for sale securities.
•Miscellaneous income and fees increased primarily due to a $4.7 million increase in gains on sales of commercial loans during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
•Mortgage banking income increased primarily due to the merger with HarborOne as stated above.

Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$97,030	$80,696	$16,334	20.2%	$199,181	$160,555	$38,626	24.1%
Occupancy and equipment	13,246	11,230	2,016	18.0%	27,357	21,847	5,510	25.2%
Technology and data processing	23,740	18,395	5,345	29.1%	47,583	36,410	11,173	30.7%
Professional services	5,681	3,037	2,644	87.1%	9,095	5,961	3,134	52.6%
Marketing expenses	3,098	2,432	666	27.4%	5,794	4,164	1,630	39.1%
FDIC insurance	3,747	3,780	(33)	(0.9)%	7,115	7,068	47	0.7%
Amortization of intangible assets	11,643	7,807	3,836	49.1%	23,287	15,615	7,672	49.1%
Other operating expenses	8,213	7,002	1,211	17.3%	14,849	12,879	1,970	15.3%
Non-operating expenses	1,550	2,582	(1,032)	(40.0)%	32,317	2,582	29,735	1,151.6%
Total noninterest expense	$167,948	$136,961	$30,987	22.6%	$366,578	$267,081	$99,497	37.3%
Noninterest expense increased by $31.0 million, or 22.6%, to $167.9 million during the three months ended June 30, 2026 from $137.0 million during the three months ended June 30, 2025. The increase was primarily due to a $16.3 million increase in salaries and employee benefits expense, a $5.3 million increase in technology and data processing expense, and a $3.8 million increase in amortization of intangible assets
•Salaries and employee benefits increased primarily due to increases in salary and wages expenses and incentives, which were primarily due to an increase in the number of employees as a result of our merger with HarborOne in addition to regular employee wage increases.
•Technology and data processing expenses increased primarily due to an increase in software expenses, which were primarily driven by an increase in cybersecurity software expenses. The increase in these expenses was driven by an increase in the number of our employees and efforts to improve our cybersecurity technology to better protect against potential cybersecurity threats. Also contributing to this increase, was an increase in core data processing expenses, which was primarily driven by an increase in the number of accounts following our merger with HarborOne.
•Amortization of intangible assets increased due to an increase in intangible assets in connection with our merger with HarborOne, which resulted in an increase in amortization expense.
Noninterest expense increased by $99.5 million, or 37.3%, to $366.6 million during the six months ended June 30, 2026 from $267.1 million during the six months ended June 30, 2025. This increase was primarily due to a $38.6 million increase in salaries and employee benefits expense, an increase of $29.7 million in non-operating expenses, a $11.2 million increase in technology and data processing expenses, and a $7.7 million increase in amortization of intangible assets.
•Salaries and employee benefits expenses increased primarily due to increases in salary and wages expenses and health insurance expenses, which were primarily due to an increase in the number of employees as a result of our merger with HarborOne in addition to regular employee wage increases.
•Non-operating expenses increased primarily as a result of the timing and extent of merger and acquisition costs incurred in association with our merger with HarborOne during the six months ended June 30, 2026 in comparison to the costs related to our merger with HarborOne incurred during the six months ended June 30, 2025.
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
•Amortization of intangible assets increased due to an increase in intangible assets in connection with our merger with HarborOne, which resulted in an increase in amortization expense.

Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Combined federal and state income tax provision	$29,604	$87	$48,169	$33,814
Effective income tax rate	22.0%	0.1%	22.0%	(40.4)%
Blended statutory tax rate	27.6%	27.7%	27.6%	27.7%
Income tax expense for the three and six months ended was $29.6 million and $48.2 million, respectively, compared to $0.1 million and $33.8 million for the three and six months ended June 30, 2025.
The increase in income tax expense for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was due to the treatment of the tax benefit associated with the loss on sale of securities incurred during the first quarter of 2025. Such loss is not considered to be a discrete item for tax purposes and, therefore, the associated tax benefit of $71.8 million was recognized ratably over the full year.
Similarly, the increase in income tax expense for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to the treatment of pre-tax losses resulting from sales on securities available for sale in the first quarter of 2025.
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

The tables below set forth, as of June 30, 2026 and December 31, 2025, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of June 30, 2026
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	2.8%	(20.0)%
200	1.6%	(12.0)%
100	0.8%	(10.0)%
Flat	—%	—%
(100)	(1.0)%	(10.0)%
(200)	(1.8)%	(12.0)%
(400)	2.0%	(20.0)%

	As of December 31, 2025
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(1.7)%	(20.0)%
200	(0.6)%	(12.0)%
100	(0.2)%	(10.0)%
Flat	—%	—%
(100)	(0.1)%	(10.0)%
(200)	0.0%	(12.0)%
(400)	1.4%	(20.0)%
(1)Assumes an immediate uniform change in market interest rates at all maturities.
As of June 30, 2026, our model, as indicated above, shows modest changes in net interest income in rising and falling rate scenarios. In the rising rate scenarios, modeled interest income growth is expected to outpace the growth in funding costs. In the falling rate scenarios, except for the shock down 400 basis point scenario, interest income is modeled to fall faster than funding costs. This represents a modest increase in asset sensitivity from December 31, 2025, driven by a modest decrease in asset duration, due in part to the reduced impact of the cash flow hedge portfolio. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period.
Management may use techniques such as investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. Hedging strategies such as, for example, receive-fixed and pay-fixed swaps, interest rate caps, floors, or collars, may be used to protect against benchmark interest rates either rising or falling. The type of derivatives we primarily use to hedge market risk are interest rate swap agreements designated as cash flow hedging instruments. When the Federal Reserve began raising interest rates in March of 2022 from very low levels, management began evaluating a derivative strategy designed to limit our exposure to downward rate scenarios. In 2022, management executed receive-fixed interest rate swap agreements on floating-rate loans which have a total notional value of $1.3 billion as of June 30, 2026. These swaps are designated as cash flow hedges and management believes these derivatives provide significant protection against falling interest rates, as they have the effect of converting floating rate loan exposure to fixed rates. These receive-fixed swaps constitute the entirety of our current hedge portfolio. Management may, from time to time, due to actual or projected changes in market rates or our risk exposure, evaluate other hedging strategies, although we believe our current Net Interest Income and Economic Value of Equity simulation analyses support maintaining the current derivatives strategy. For additional information related to our interest rate derivative financial instruments, see Note 11, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our EVE model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at both June 30, 2026 and December 31, 2025. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
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
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)	As of June 30, 2026
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(3.7)%	(40.0)%	22.49%
200	(1.4)%	(20.0)%	22.13%
100	(0.4)%	N/A	21.86%
Flat	—	—%	21.48%
(100)	(0.7)%	N/A	20.87%
(200)	(3.5)%	(20.0)%	19.91%
(400)	(15.7)%	(40.0)%	16.73%

Change in Interest Rates (basis points) (1)	As of December 31, 2025
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(3.0)%	(30.0)%	22.17%
200	(0.6)%	(20.0)%	21.81%
100	(0.3)%	N/A	21.43%
Flat	—	—%	21.02%
(100)	(0.9)%	N/A	20.38%
(200)	(3.4)%	(20.0)%	19.46%
(400)	(15.1)%	(30.0)%	16.45%
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
We participate in a reciprocal deposit network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other banks in the same network depending on our funding needs. At both June 30, 2026 and December 31, 2025, we had no one-way sell deposits. At both June 30, 2026 and December 31, 2025, we had repurchased $2.3 billion, of reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At June 30, 2026, we had $363.3 million in outstanding advances and the ability to borrow up to an additional $5.2 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At June 30, 2026, we had the ability to borrow up to $4.1 billion from the Federal Reserve Bank of Boston Discount Window. At June 30, 2026, cash and cash equivalents were $256.2 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $9.3 billion, providing total liquidity sources of $9.6 billion. These liquidity sources provided 120% coverage of all customer uninsured and uncollateralized deposits, which totaled $8.0 billion, or 31% of total deposits, as of June 30, 2026. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” section within this Item 2.
Sources of Liquidity

	As of June 30, 2026		As of December 31, 2025
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
Brokered deposits (1)	$113,025	$—	$84,703	$—
Reciprocal deposits	2,297,168	—	2,267,539	—
Federal Home Loan Bank (2)	363,349	5,157,042	198,058	3,049,296
Federal Reserve Bank of Boston- Discount Window (3)	—	4,095,483	—	3,902,128
Total	$2,773,542	$9,252,525	$2,550,300	$6,951,424
(1)Additional borrowing capacity has not been assessed in this category.
(2)As of June 30, 2026 and December 31, 2025, loans with a carrying value of $4.4 billion and $5.0 billion, respectively, and securities with a carrying value of $3.0 billion and $0.2 billion, respectively, were pledged to the FHLBB resulting in this additional unused borrowing capacity. The outstanding balance of FHLB borrowings as of June 30, 2026 and December 31, 2025 shown above excludes the remaining premium related to borrowings assumed in connection with our merger with HarborOne of $1.1 million and $1.6 million, respectively.
(3)As of June 30, 2026 and December 31, 2025, loans with a carrying value of $5.3 billion and $5.0 billion, respectively, and securities with a carrying value of $387.2 million and $414.2 million, respectively, were pledged to the Discount Window, resulting in this additional borrowing capacity.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At June 30, 2026 and December 31, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10.0%; (2) a minimum of common equity Tier 1 capital ratio of 6.5%; (3) a minimum of Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of June 30, 2026 and December 31, 2025. There have been no conditions or events that management believes would cause a change in the Company’s categorization.

The Company’s actual capital ratios are presented in the following table:

	As of June 30, 2026	As of December 31, 2025
Capital Ratios:
Average equity to average assets (1)	13.93%	14.43%
Total regulatory capital (to risk-weighted assets)	14.00%	14.32%
Common equity Tier 1 capital (to risk-weighted assets)	13.00%	13.19%
Tier 1 capital (to risk-weighted assets)	13.00%	13.19%
Tier 1 capital (to average assets) leverage	10.94%	11.65%
(1)The ratio presented as of June 30, 2026 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At June 30, 2026, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2025 Form 10-K.
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
At June 30, 2026, we had $7.6 billion of commitments to originate loans, comprised of $4.3 billion of commitments under commercial loans and lines of credit (including $750.2 million of unadvanced portions of construction loans), $2.8 billion of commitments under home equity loans and lines of credit, $272.0 million in standard overdraft coverage commitments, $62.1 million of unfunded commitments related to residential real estate loans and $160.8 million in other consumer loans and lines of credit. In addition, at June 30, 2026, we had $90.0 million in standby letters of credit outstanding. We also had $26.5 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Executive Chair (the Company’s principal executive officer) along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Executive Chair along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in our 2025 Form 10-K. As of the date of this Quarterly Report on Form 10-Q, the risk factors of the Company have not changed materially from those disclosed in our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the Company’s repurchases of its common stock during the six months ended June 30, 2026:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs (1)
January 1, 2026 – January 31, 2026	926,218	$19.62	4,039,419	7,860,581
February 1, 2026 – February 28, 2026	395,502	20.42	4,434,921	7,465,079
March 1, 2026 – March 31, 2026	2,561,746	19.06	6,996,667	4,903,333
April 1, 2026 – April 30, 2026	1,284,974	20.19	8,281,641	3,618,359
May 1, 2026 – May 31, 2026	1,166,739	19.69	9,448,380	2,451,620
June 1, 2026 – June 30, 2026	1,177,441	20.22	10,625,821	1,274,179
Total	7,512,620	$19.67
(1)On October 23, 2025, the Company announced its Board of Directors had authorized a new share repurchase program. The program, which authorized the purchase of up to 11,900,000 shares over a 12-month period, expires on October 31, 2026.
(2)On July 23, 2026, the Company announced its Board of Directors had authorized a new share repurchase program. The program, which authorized the purchase of up to 11,350,000 shares over a 18-month period, expires on December 31, 2027.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Director Joseph Casey adopted a trading arrangement intended to satisfy the affirmative defense conditions of the SEC's Rule 10b5-1(c) on May 19, 2026. Mr. Casey's plan provides for the sale of 50,000 shares of Company common stock beginning on August 19, 2026 and continues through August 18, 2027.

ITEM 6. EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) the Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025, (v) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

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

EASTERN BANKSHARES, INC.

Date: August 7, 2026	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Executive Chair and Chair of the Board
(Principal Executive Officer)

Date: August 7, 2026	/s/ R. David Rosato
	By:	R. David Rosato
Chief Financial Officer
(Principal Financial Officer)