Form 10-Q
period 2026-09-30
Eastern Bankshares, Inc.
filed 2026-11-06
CIK 1810546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
224,555,173 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of October 31, 2026.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$149,937	$126,103
Short-term investments	397,123	190,766
Cash and cash equivalents	547,060	316,869
Securities:
Available for sale (amortized cost $4,438,105 and $4,143,163, respectively)	3,938,626	3,825,569
Held to maturity (fair value $761,956 and $575,974, respectively)	839,846	599,557
Total securities	4,778,472	4,425,126
Loans held for sale	10,477	22,761
Total loans	23,974,077	23,574,496
Allowance for loan losses	(327,181)	(331,841)
Unearned discounts and deferred fees, net	(408,882)	(489,431)
Net loans	23,238,014	22,753,224
Federal Home Loan Bank stock, at cost	39,840	13,838
Premises and equipment	118,051	119,984
Bank-owned life insurance	313,451	307,836
Goodwill and other intangibles, net	1,265,999	1,300,930
Deferred income taxes, net	316,861	309,963
Prepaid expenses	250,365	259,929
Other assets	821,497	756,396
Total assets	$31,700,087	$30,586,856
LIABILITIES AND EQUITY
Deposits:
Demand	$6,509,306	$6,341,205
Interest checking accounts	4,765,857	4,727,219
Savings accounts	2,102,771	2,010,028
Money market investment	8,501,739	7,885,707
Certificates of deposit	4,137,135	4,506,592
Total deposits	26,016,808	25,470,751
Borrowed funds:
Interest rate swap collateral funds	82,461	15,321
Federal Home Loan Bank advances	821,470	199,617
Total borrowed funds	903,931	214,938
Other liabilities	579,625	560,614
Total liabilities	27,500,364	26,246,303
Commitments and contingencies (see Note 10)	—	—
Shareholders’ equity
Common shares, $0.01 par value, 1,000,000,000 shares authorized, 226,336,697 and 235,646,558 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2,263	2,356
Additional paid in capital	2,430,991	2,621,029
Unallocated common shares held by the Employee Stock Ownership Plan	(119,016)	(122,796)
Retained earnings	2,254,702	2,067,327
Accumulated other comprehensive loss, net of tax	(369,217)	(227,363)
Total shareholders’ equity	4,199,723	4,340,553
Total liabilities and shareholders’ equity	$31,700,087	$30,586,856
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$318,732	$244,191	$928,965	$713,758
Taxable interest and dividends on securities	37,246	33,336	105,484	98,609
Non-taxable interest and dividends on securities	5,274	2,194	13,474	5,403
Interest on federal funds sold and other short-term investments	2,064	3,295	4,848	10,290
Total interest and dividend income	363,316	283,016	1,052,771	828,060
Interest expense:
Interest on deposits	102,809	82,365	286,283	235,069
Interest on borrowings	2,641	403	12,034	1,814
Total interest expense	105,450	82,768	298,317	236,883
Net interest income	257,866	200,248	754,454	591,177
Provision for allowance for loan losses	6,756	7,100	19,267	21,300
Net interest income after provision for allowance for loan losses	251,110	193,148	735,187	569,877
Noninterest income (loss):
Investment advisory fees	19,394	17,553	57,401	51,272
Service charges on deposit accounts	10,146	8,550	30,117	25,109
Card income	6,399	4,177	18,234	12,327
Interest rate swap income	1,700	885	4,679	2,351
Income from investments for employee retirement benefits	620	3,839	5,718	8,309
Mortgage banking income (loss)	3,790	74	9,998	(113)
Losses on sales of securities available for sale, net	(796)	—	(796)	(269,638)
Miscellaneous income and fees	6,647	4,650	25,466	16,856
Other non-operating income (loss)	796	1,524	(976)	1,512
Total noninterest income (loss)	48,696	41,252	149,841	(152,015)
Noninterest expense:
Salaries and employee benefits	94,835	83,968	294,016	244,523
Occupancy and equipment	11,379	11,729	38,736	33,576
Technology and data processing	23,695	19,779	71,278	56,189
Professional services	3,851	3,039	12,946	9,000
Marketing expenses	3,206	2,666	9,000	6,830
FDIC insurance	4,741	3,509	11,856	10,577
Amortization of intangible assets	11,644	7,808	34,931	23,423
Other operating expenses	6,335	4,717	21,184	17,596
Non-operating expenses	—	3,218	32,317	5,800
Total noninterest expense	159,686	140,433	526,264	407,514
Income before income tax expense	140,120	93,967	358,764	10,348
Income tax expense (benefit)	29,086	(12,177)	77,255	21,637
Net income (loss)	$111,034	$106,144	$281,509	$(11,289)
Basic earnings (loss) per share	$0.51	$0.53	$1.29	$(0.06)
Diluted earnings (loss) per share	$0.51	$0.53	$1.28	$(0.06)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income (loss)	$111,034	$106,144	$281,509	$(11,289)
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(110,479)	32,739	(136,945)	303,942
Net change in fair value of cash flow hedges	642	4,376	(159)	20,201
Net change in other comprehensive income for defined benefit postretirement plans	(1,583)	(1,090)	(4,750)	(3,316)
Total other comprehensive (loss) income	(111,420)	36,025	(141,854)	320,827
Total comprehensive (loss) income	$(386)	$142,169	$139,655	$309,538
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended September 30, 2026 and 2025

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at June 30, 2025	211,463,296	$2,115	$2,189,727	$1,916,876	$(299,527)	$(125,300)	$3,683,891
Dividends to common shareholders (1)	—	—	—	(26,013)	—	—	(26,013)
Restricted share awards cancelled (2)	(694)	(1)	(11)	—	—	—	(12)
Issuance of common shares under share-based compensation arrangements (3)	53,503	1	(576)	—	—	—	(575)
Share-based compensation	—	—	3,988	—	—	—	3,988
Net income	—	—	—	106,144	—	—	106,144
Other comprehensive income, net of tax	—	—	—	—	36,025	—	36,025
ESOP shares committed to be released	—	—	816	—	—	1,261	2,077
Balance at September 30, 2025	211,516,105	$2,115	$2,193,944	$1,997,007	$(263,502)	$(124,039)	$3,805,525

Balance at June 30, 2026	228,858,364	$2,289	$2,482,957	$2,176,037	$(257,797)	$(120,272)	$4,283,214
Dividends to common shareholders (1)	—	—	—	(32,369)	—	—	(32,369)
Repurchased common stock	(2,563,690)	(26)	(57,143)	—	—	—	(57,169)
Restricted share awards cancelled (2)	(206)	—	(5)	—	—	—	(5)
Issuance of common shares under share-based compensation arrangements (3)	42,229	—	(557)	—	—	—	(557)
Share-based compensation	—	—	4,245	—	—	—	4,245
Net income	—	—	—	111,034	—	—	111,034
Other comprehensive loss, net of tax	—	—	—	—	(111,420)	—	(111,420)
ESOP shares committed to be released	—	—	1,494	—	—	1,256	2,750
Balance at September 30, 2026	226,336,697	$2,263	$2,430,991	$2,254,702	$(369,217)	$(119,016)	$4,199,723
(1)The Company declared quarterly cash dividends of $0.15 and $0.13 per share of common stock during the three months ended September 30, 2026 and 2025, respectively.
(2)Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding and upon forfeiture.
(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 9, “Employee Benefits” for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2026 and 2025

	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Total
	(In thousands, except share data)
Balance at December 31, 2024	213,909,472	$2,141	$2,237,494	$2,084,503	$(584,329)	$(127,842)	$3,611,967
Dividends to common shareholders (1)	—	—	—	(76,207)	—	—	(76,207)
Issuance of restricted stock awards	54,236	1	(1)	—	—	—	—
Repurchased common stock	(3,058,583)	(30)	(51,899)	—	—	—	(51,929)
Restricted stock awards cancelled (2)	(11,648)	(3)	(156)				(159)
Issuance of common stock under share-based compensation arrangements (3)	622,628	6	(6,819)	—	—	—	(6,813)
Share-based compensation	—	—	12,985	—	—	—	12,985
Net loss	—	—	—	(11,289)	—	—	(11,289)
Other comprehensive income, net of tax	—	—	—	—	320,827	—	320,827
ESOP shares committed to be released	—	—	2,340	—	—	3,803	6,143
Balance at September 30, 2025	211,516,105	$2,115	$2,193,944	$1,997,007	$(263,502)	$(124,039)	$3,805,525

Balance at December 31, 2025	235,646,558	$2,356	$2,621,029	$2,067,327	$(227,363)	$(122,796)	$4,340,553
Dividends to common shareholders (1)	—	—	—	(94,134)	—	—	(94,134)
Issuance of restricted stock awards	58,245	1	(1)	—	—	—	—
Repurchased common stock	(10,076,310)	(101)	(206,273)	—	—	—	(206,374)
Restricted stock awards cancelled (2)	(6,237)	—	(127)	—	—	—	(127)
Issuance of common stock under share-based compensation arrangements (3)	406,173	4	(4,641)	—	—	—	(4,637)
Share-based compensation	—	—	12,842	—	—	—	12,842
Stock options exercised	308,268	3	4,122	—	—	—	4,125
Net income	—	—	—	281,509	—	—	281,509
Other comprehensive loss, net of tax	—	—	—	—	(141,854)	—	(141,854)
ESOP shares committed to be released	—	—	4,040	—	—	3,780	7,820
Balance at September 30, 2026	226,336,697	$2,263	$2,430,991	$2,254,702	$(369,217)	$(119,016)	$4,199,723
(1)The Company declared cumulative cash dividends of $0.43 and $0.38 per share of common stock during the nine months ended September 30, 2026 and 2025, respectively.
(2)Represents restricted stock awards (“RSAs”) cancelled upon vesting for employee payroll tax withholding and upon forfeiture.
(3)Represents shares issued, net of employee tax withheld, upon the vesting of restricted stock units. Refer to Note 9, “Employee Benefits” for additional discussion.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EASTERN BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2026	2025

Operating activities
Net income (loss)	$281,509	$(11,289)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for allowance for loan losses	19,267	21,300
Depreciation and amortization	46,312	32,237
Accretion of deferred loan fees and premiums, net	(44,565)	(29,864)
Deferred income tax expense (benefit)	36,668	(26,376)
Accretion of investment security premiums and discounts, net	(8,509)	(5,211)
Right-of-use asset amortization	9,811	9,628
Share-based compensation	12,842	12,985
Increase in cash surrender value of bank-owned life insurance	(6,114)	(3,867)
Loss on sale of securities available for sale, net	796	269,638
Loss on lease right-of-use assets, net	2,950	—
Employee Stock Ownership Plan expense	7,820	6,143
Gain on sale of commercial loans held for investment	(5,163)	(54)
Other	910	372
Loans held for sale:
Proceeds from sales of loans held for sale	312,834	31,620
Loans originated for sale, net of repayments	(293,241)	(24,509)
(Gain) loss on sale of loans held for sale	(7,309)	140
Change in:
Prepaid pension expense	(5,760)	(3,952)
Other assets	(14,243)	97,166
Other liabilities	(18,278)	(47,769)
Net cash provided by operating activities	328,537	328,338
Investing activities
Proceeds from sales of securities available for sale	4,752	1,339,345
Proceeds from maturities and principal paydowns of securities available for sale	340,245	350,110
Purchases of securities available for sale	(642,505)	(1,330,852)
Proceeds from maturities and principal paydowns of securities held to maturity	21,969	19,737
Purchases of securities held to maturity	(256,352)	(112,873)
Proceeds from sale of Federal Home Loan Bank stock	102,053	24,625
Purchases of Federal Home Loan Bank stock	(128,055)	(25,012)
Contributions to low income housing tax credit investments	(17,091)	(40,915)
Contributions to other equity investments	(576)	(1,459)
Distributions from other equity investments	1,297	5,054
Net increase in outstanding loans	(454,329)	(782,248)
Purchased banking premises and equipment	(12,834)	(15,152)
Proceeds from sale of premises and equipment	2,341	—
Proceeds from life insurance policies	584	1,347
Net cash used in investing activities	(1,038,501)	(568,293)
Financing activities
Net increase (decrease) in demand, savings, interest checking, and money market investment deposit accounts	915,514	(230,483)
Net (decrease) increase in time deposits	(369,457)	28,491
Net increase (decrease) in borrowed funds	688,993	(26,356)
Payments for repurchase of common stock	(204,735)	(51,929)
Proceeds from the exercise of stock options	4,125	—
Dividends declared and paid to common shareholders	(94,285)	(76,238)
Net cash provided by (used in) financing activities	940,155	(356,515)
Net increase (decrease) in cash, cash equivalents, and restricted cash	230,191	(596,470)
Cash, cash equivalents, and restricted cash at beginning of period	316,869	1,006,880
Cash, cash equivalents, and restricted cash at end of period	$547,060	$410,410

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest paid on deposits and borrowings	$319,605	$230,408
Income taxes refunded, net	(9,002)	(1,556)
Non-cash activities
Capital commitments relating to low income housing tax credit projects	$24,304	$—
Net increase in operating lease right-of-use assets and operating lease liabilities relating to lease remeasurements/modifications	12,474	2,360
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
Certain mortgage banking income accounts previously reported in “gains (losses) on mortgage loans held for sale, net” and in “miscellaneous income and fees” were reclassified to a new financial statement line item titled “mortgage banking income (loss)” to conform to the current period’s presentation.
The accompanying Consolidated Balance Sheet as of September 30, 2026, the Consolidated Statements of Income and Comprehensive Income and of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025 and Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 are unaudited. The Consolidated Balance Sheet as of December 31, 2025 was derived from the Audited Consolidated Financial Statements as of that date. The interim Consolidated Financial Statements and the accompanying notes should be read in conjunction with the annual Consolidated Financial Statements and the accompanying notes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), as filed with the SEC. In the opinion of management, the Company’s Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim period, or any future year or period.
2. Summary of Significant Accounting Policies
The following describes the Company’s use of estimates as well as relevant accounting pronouncements that were recently issued but not yet adopted as of September 30, 2026 and those that were adopted during the nine months ended September 30, 2026. For a full discussion of significant accounting policies, refer to the Notes to the Consolidated Financial Statements included within the Company’s 2025 Form 10-K.
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

Recent Accounting Pronouncements
Relevant standards that were recently issued but not yet adopted as of September 30, 2026:
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
1.Statement of cash flows (Topic 230): Requires an accounting policy disclosure in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows;
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
No standards were adopted during the nine months ended September 30, 2026.

3. Securities
Available for Sale Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses (“ACL”) and fair value of available for sale (“AFS”) securities as of the dates indicated were as follows:

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$3,111,737	$—	$(351,507)	$—	$2,760,230
Government-sponsored commercial mortgage-backed securities	1,092,128	—	(121,911)	—	970,217
U.S. Treasury securities	50,002	7	—	—	50,009
State and municipal bonds and obligations	184,238	—	(26,068)	—	158,170
	$4,438,105	$7	$(499,486)	$—	$3,938,626

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$2,753,311	$19,846	$(239,848)	$—	$2,533,309
Government-sponsored commercial mortgage-backed securities	1,148,394	9,388	(97,451)	—	1,060,331
U.S. Treasury securities	50,030	320	—	—	50,350
State and municipal bonds and obligations	191,428	55	(9,904)	—	181,579
	$4,143,163	$29,609	$(347,203)	$—	$3,825,569
The Company did not record a provision for credit losses on any AFS securities for either the three and nine months ended September 30, 2026 or 2025. Accrued interest receivable on AFS securities totaled $12.9 million and $11.9 million as of September 30, 2026 and December 31, 2025, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on AFS securities during either the three and nine months ended September 30, 2026 or 2025. No AFS securities held by the Company were delinquent on contractual payments as of September 30, 2026 or December 31, 2025, nor were any AFS securities placed on non-accrual status during the nine and twelve-month periods then ended.
The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Gross realized gains from sales of AFS securities	$—	$—	$—	$—
Gross realized losses from sales of AFS securities	(796)	—	(796)	(269,638)
Net losses from sales of AFS securities	$(796)	$—	$(796)	$(269,638)

Information pertaining to AFS securities with gross unrealized losses as of September 30, 2026 and December 31, 2025, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology (“CECL”), aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

	As of September 30, 2026
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	327	$56,460	$1,456,874	$295,047	$1,303,356	$351,507	$2,760,230
Government-sponsored commercial mortgage-backed securities	148	6,426	438,377	115,485	531,840	121,911	970,217
State and municipal bonds and obligations	220	5,611	56,545	20,457	101,354	26,068	157,899
	695	$68,497	$1,951,796	$430,989	$1,936,550	$499,486	$3,888,346

	As of December 31, 2025
		Less than 12 Months		12 Months or Longer		Total
	# of Holdings	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored residential mortgage-backed securities	292	$317	$74,415	$239,531	$1,511,918	$239,848	$1,586,333
Government-sponsored commercial mortgage-backed securities	148	—	—	97,451	608,386	97,451	608,386
State and municipal bonds and obligations	199	8	3,816	9,896	156,973	9,904	160,789
	639	$325	$78,231	$346,878	$2,277,277	$347,203	$2,355,508
The Company does not intend to sell these investments and has determined based upon available evidence that it is not more-likely-than-not that the Company will be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of either September 30, 2026 or December 31, 2025.
The causes of the impairments listed in the tables above by category are as follows as of September 30, 2026 and December 31, 2025:
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

Held to Maturity Securities
The amortized cost, gross unrealized gains and losses, allowance for credit losses and fair value of held to maturity (“HTM”) securities as of the dates indicated were as follows:

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$194,240	$—	$(23,863)	$—	$170,377
Government-sponsored commercial mortgage-backed securities	179,387	—	(14,989)	—	164,398
State and municipal bonds and obligations	397,331	—	(39,043)	—	358,288
Corporate bonds	68,888	597	(592)	—	68,893
	$839,846	$597	$(78,487)	$—	$761,956

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
	(In thousands)
Debt securities:
Government-sponsored residential mortgage-backed securities	$210,142	$—	$(15,595)	$—	$194,547
Government-sponsored commercial mortgage-backed securities	185,185	—	(11,601)	—	173,584
State and municipal bonds and obligations	167,346	2,914	(399)	—	169,861
Corporate bonds	36,884	1,098	—	—	37,982
	$599,557	$4,012	$(27,595)	$—	$575,974
The Company did not record a provision for estimated credit losses on any HTM securities for either the three and nine months ended September 30, 2026 or 2025. The accrued interest receivable on HTM securities totaled $6.9 million and $3.6 million as of September 30, 2026 and December 31, 2025, respectively, and is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on HTM securities during either the three and nine months ended September 30, 2026 or 2025. No HTM securities held by the Company were delinquent on contractual payments as of either September 30, 2026 or December 31, 2025, nor were any HTM securities placed on non-accrual status during the nine and twelve-month periods then ended.

Available for Sale and Held to Maturity Securities Contractual Maturity
The amortized cost and estimated fair value of AFS and HTM securities by contractual maturities as of September 30, 2026 and December 31, 2025 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
The scheduled contractual maturities of AFS and HTM securities as of the dates indicated were as follows:

	As of September 30, 2026
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities:
Government-sponsored residential mortgage-backed securities	$406	$404	$5,749	$5,642	$204,064	$176,712	$2,901,518	$2,577,472	$3,111,737	$2,760,230
Government-sponsored commercial mortgage-backed securities	97,422	96,767	512,024	497,778	31,620	27,739	451,062	347,933	1,092,128	970,217
U.S. Treasury securities	50,002	50,009	—	—	—	—	—	—	50,002	50,009
State and municipal bonds and obligations	7,895	7,779	33,137	31,301	53,897	48,148	89,309	70,942	184,238	158,170
Total available for sale securities	155,725	154,959	550,910	534,721	289,581	252,599	3,441,889	2,996,347	4,438,105	3,938,626
HTM securities:
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	194,240	170,377	194,240	170,377
Government-sponsored commercial mortgage-backed securities	—	—	126,365	118,638	53,022	45,760	—	—	179,387	164,398
State and municipal bond obligations	—	—	—	—	1,188	1,169	396,143	357,119	397,331	358,288
Corporate bonds	1,003	1,000	—	—	57,885	57,885	10,000	10,008	68,888	68,893
Total held to maturity securities	1,003	1,000	126,365	118,638	112,095	104,814	600,383	537,504	839,846	761,956
Total	$156,728	$155,959	$677,275	$653,359	$401,676	$357,413	$4,042,272	$3,533,851	$5,277,951	$4,700,582

	As of December 31, 2025
	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
AFS securities:
Government-sponsored residential mortgage-backed securities	$661	$657	$10,753	$10,602	$22,179	$21,006	$2,719,718	$2,501,044	$2,753,311	$2,533,309
Government-sponsored commercial mortgage-backed securities	10,528	10,368	601,026	604,330	48,278	43,673	488,562	401,960	1,148,394	1,060,331
U.S. Treasury securities	50,030	50,350	—	—	—	—	—	—	50,030	50,350
State and municipal bonds and obligations	7,040	7,011	35,647	35,181	52,939	52,451	95,802	86,936	191,428	181,579
Total available for sale securities	68,259	68,386	647,426	650,113	123,396	117,130	3,304,082	2,989,940	4,143,163	3,825,569
HTM securities:
Government-sponsored residential mortgage-backed securities	—	—	—	—	—	—	210,142	194,547	210,142	194,547
Government-sponsored commercial mortgage-backed securities	—	—	130,301	124,033	54,884	49,551	—	—	185,185	173,584
State and municipal bonds and obligations	—	—	—	—	—	—	167,346	169,861	167,346	169,861
Corporate bonds	—	—	1,012	1,014	35,872	36,968	—	—	36,884	37,982
Total held to maturity securities	—	—	131,313	125,047	90,756	86,519	377,488	364,408	599,557	575,974
Total	$68,259	$68,386	$778,739	$775,160	$214,152	$203,649	$3,681,570	$3,354,348	$4,742,720	$4,401,543

Securities Pledged as Collateral
As of September 30, 2026 and December 31, 2025, securities with a carrying value of $901.5 million and $692.9 million, respectively, were pledged to secure public deposits and for other purposes required by law. As of September 30, 2026 and December 31, 2025, deposits with associated pledged collateral included municipal deposit accounts. As of September 30, 2026 and December 31, 2025, securities with a carrying value of $2.8 billion and $0.2 billion, respectively, were pledged as collateral to the FHLBB.
As of September 30, 2026 and December 31, 2025, the Company pledged securities with a carrying value of $349.9 million and $414.2 million, respectively, to the Federal Reserve Discount Window (the “Discount Window”).

4. Loans and Allowance for Credit Losses
Loans
The following table provides a summary of the Company’s loan portfolio as of the dates indicated:

	September 30, 2026	December 31, 2025
	(In thousands)
Commercial and industrial	$4,783,893	$4,324,615
Commercial real estate	9,619,367	9,529,071
Commercial construction	451,356	567,597
Business banking	1,522,374	1,603,489
Residential real estate	5,465,452	5,516,114
Consumer home equity	1,869,043	1,758,099
Other consumer	262,592	275,511
Gross loans before unearned discounts and deferred fees, net	23,974,077	23,574,496
Allowance for loan losses (1)	(327,181)	(331,841)
Unearned discounts and deferred fees, net	(408,882)	(489,431)
Loans after the allowance for loan losses and net unearned discounts and deferred fees	$23,238,014	$22,753,224
(1)The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for loan losses amounted to $83.2 million and $81.9 million as of September 30, 2026 and December 31, 2025, respectively, and is included within other assets on the Consolidated Balance Sheets.
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
Loans Pledged as Collateral
The carrying value of loans pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Boston (“FHLBB”) was $4.4 billion and $5.0 billion at September 30, 2026 and December 31, 2025, respectively. The balance of funds borrowed from the FHLBB were $821.5 million and $199.6 million at September 30, 2026 and December 31, 2025, respectively.
The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) was $5.4 billion and $5.0 billion at September 30, 2026 and December 31, 2025, respectively. There were no funds borrowed from the FRB outstanding at either September 30, 2026 or December 31, 2025.
Serviced Loans
At September 30, 2026 and December 31, 2025, mortgage loans partially or wholly-owned by others and serviced by the Company amounted to approximately $3.1 billion and $3.3 billion, respectively.
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
The following tables summarize the changes in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended September 30, 2026
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$63,209	$172,339	$12,251	$23,171	$40,585	$10,320	$3,479	$325,354
Initial reserve on purchased seasoned loans	281	—	—	—	—	—	—	281
Charge-offs	(2,000)	(1,798)	—	(1,730)	(3)	(29)	(659)	(6,219)
Recoveries	615	—	—	154	54	2	184	1,009
Provision (release)	3,750	3,194	(1,321)	406	(98)	245	580	6,756
Ending balance	$65,855	$173,735	$10,930	$22,001	$40,538	$10,538	$3,584	$327,181

	For the Three Months Ended September 30, 2025
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$54,110	$105,090	$9,326	$20,685	$31,481	$7,080	$4,341	$232,113
Charge-offs	(1,486)	(3,979)	—	(447)	(105)	(89)	(515)	(6,621)
Recoveries	81	—	—	140	35	12	178	446
Provision (release)	2,283	4,049	(98)	(670)	1,017	310	209	7,100
Ending balance	$54,988	$105,160	$9,228	$19,708	$32,428	$7,313	$4,213	$233,038

	For the Nine Months Ended September 30, 2026
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$65,768	$164,376	$21,058	$22,921	$44,177	$9,171	$4,370	$331,841
Initial reserve on purchased seasoned loans	768	—	—	—	—	—	—	768
Charge-offs	(9,316)	(14,588)	—	(5,984)	(71)	(36)	(2,073)	(32,068)
Recoveries	2,203	946	—	3,497	126	66	535	7,373
Provision (release)	6,432	23,001	(10,128)	1,567	(3,694)	1,337	752	19,267
Ending balance	$65,855	$173,735	$10,930	$22,001	$40,538	$10,538	$3,584	$327,181

	For the Nine Months Ended September 30, 2025
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Business Banking	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$41,090	$116,175	$8,462	$19,899	$32,291	$7,472	$3,563	$228,952
Charge-offs	(1,568)	(17,356)	—	(1,788)	(105)	(89)	(1,602)	(22,508)
Recoveries	99	3,062	—	1,404	110	17	602	5,294
Provision (release)	15,367	3,279	766	193	132	(87)	1,650	21,300
Ending balance	$54,988	$105,160	$9,228	$19,708	$32,428	$7,313	$4,213	$233,038
Reserve for Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of September 30, 2026 and December 31, 2025, the Company’s reserve for unfunded lending commitments was $16.2 million and $16.4 million, respectively, which is recorded within other liabilities in the Company's Consolidated Balance Sheets.
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
The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of September 30, 2026, and gross charge-offs for the nine-month period then ended:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
	(In thousands)
Commercial and industrial
Pass	$935,586	$674,245	$236,364	$242,596	$384,385	$1,198,858	$840,085	$8,877	$4,520,996
Special Mention	—	3,364	1,024	760	1,194	55,377	20,217	—	81,936
Substandard	—	2,830	12	38,670	18,540	31,886	67,890	—	159,828
Doubtful	—	975	—	3,128	600	384	—	—	5,087
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	935,586	681,414	237,400	285,154	404,719	1,286,505	928,192	8,877	4,767,847
Current period gross charge-offs	—	1,236	—	6,500	1,580	—	—	—	9,316

Commercial real estate
Pass	713,058	939,472	584,899	779,980	2,114,567	3,779,169	90,412	2,384	9,003,941
Special Mention	—	—	9,344	43,078	91,327	133,560	—	—	277,309
Substandard	—	14,267	—	34,908	87,583	75,521	—	—	212,279
Doubtful	—	—	—	1,679	15,868	26,715	—	—	44,262
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	713,058	953,739	594,243	859,645	2,309,345	4,014,965	90,412	2,384	9,537,791
Current period gross charge-offs	—	—	—	1,798	9,290	3,500	—	—	14,588

Commercial construction
Pass	71,299	230,104	119,134	6,179	13,658	—	2,066	—	442,440
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8,102	—	—	—	8,102
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	71,299	230,104	119,134	6,179	21,760	—	2,066	—	450,542
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Business banking
Pass	104,726	167,248	162,063	121,269	156,788	651,548	106,373	6,316	1,476,331
Special Mention	—	5,857	4,060	2,630	1,124	6,314	640	8	20,633
Substandard	—	69	2,806	4,010	2,907	7,019	88	1,215	18,114
Doubtful	—	—	—	—	—	511	—	—	511
Loss	—	—	—	—	—	—	—	—	—
Total business banking	104,726	173,174	168,929	127,909	160,819	665,392	107,101	7,539	1,515,589
Current period gross charge-offs	49	314	1,143	1,179	481	2,505	—	313	5,984

Residential real estate
Current and accruing	340,262	404,404	205,315	343,965	1,174,182	2,677,719	—	—	5,145,847
30-89 days past due and accruing	904	1,590	3,572	4,001	7,647	20,197	—	—	37,911
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	835	501	433	4,109	12,494	—	—	18,372
Total residential real estate	341,166	406,829	209,388	348,399	1,185,938	2,710,410	—	—	5,202,130
Current period gross charge-offs	—	—	—	—	68	3	—	—	71

Consumer home equity
Current and accruing	5,433	6,557	8,611	19,604	54,517	87,677	1,641,286	19,922	1,843,607
30-89 days past due and accruing	—	—	145	137	324	1,172	13,892	1,190	16,860
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	60	—	1,637	4,960	60	6,717
Total consumer home equity	5,433	6,557	8,756	19,801	54,841	90,486	1,660,138	21,172	1,867,184
Current period gross charge-offs	—	—	—	—	—	36	—	—	36

Other consumer
Current and accruing	37,010	31,325	37,485	38,965	14,685	17,551	46,357	—	223,378
30-89 days past due and accruing	97	96	29	97	34	13	47	5	418
Loans 90 days or more past due and still accruing	—	—	—	—	—	—	—	—	—
Non-accrual	29	40	1	12	13	76	145	—	316
Total other consumer	37,136	31,461	37,515	39,074	14,732	17,640	46,549	5	224,112
Current period gross charge-offs	1,231	169	211	120	112	52	178	—	2,073

Total	$2,208,404	$2,483,278	$1,375,365	$1,686,161	$4,152,154	$8,785,398	$2,834,458	$39,977	$23,565,195
(1)The amounts presented represent the amortized cost as of September 30, 2026 of revolving loans that were converted to term loans during the nine months ended September 30, 2026.
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
The following tables show the age analysis of past due loans as of the dates indicated:

	As of September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$15,374	$989	$4,109	$20,472	$4,747,375	$4,767,847
Commercial real estate	4,711	5,695	1,679	12,085	9,525,706	9,537,791
Commercial construction	—	—	—	—	450,542	450,542
Business banking	10,706	2,120	7,691	20,517	1,495,072	1,515,589
Residential real estate	31,050	7,215	16,456	54,721	5,147,409	5,202,130
Consumer home equity	14,198	3,132	6,269	23,599	1,843,585	1,867,184
Other consumer	309	109	291	709	223,403	224,112
Total	$76,348	$19,260	$36,495	$132,103	$23,433,092	$23,565,195

	As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Commercial and industrial	$5,368	$164	$1,591	$7,123	$4,288,579	$4,295,702
Commercial real estate	5,992	994	14,174	21,160	9,393,201	9,414,361
Commercial construction	—	—	1,033	1,033	562,452	563,485
Business banking	16,673	3,530	8,994	29,197	1,564,497	1,593,694
Residential real estate	26,493	10,361	16,543	53,397	5,178,783	5,232,180
Consumer home equity	9,929	2,141	5,321	17,391	1,736,219	1,753,610
Other consumer	284	114	417	815	231,218	232,033
Total	$64,739	$17,304	$48,073	$130,116	$22,954,949	$23,085,065
The following table presents information regarding non-accrual loans as of the dates indicated:

	As of September 30, 2026			As of December 31, 2025
	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Non-Accrual Loans	Non-Accrual Loans With ACL	Non-Accrual Loans Without ACL (1)	Total Non-Accrual Loans
	(In thousands)
Commercial and industrial	$2,194	$3,474	$5,668	$8,810	$3,284	$12,094
Commercial real estate	35,724	8,538	44,262	70,010	35,402	105,412
Commercial construction	—	—	—	17,400	—	17,400
Business banking	9,272	232	9,504	11,319	350	11,669
Residential real estate	18,372	—	18,372	19,219	—	19,219
Consumer home equity	6,717	—	6,717	6,093	—	6,093
Other consumer	316	—	316	452	—	452
Total non-accrual loans	$72,595	$12,244	$84,839	$133,303	$39,036	$172,339
(1)The loans on non-accrual status and without an ACL, as of both September 30, 2026 and December 31, 2025, were primarily comprised of collateral dependent loans for which the fair value of the underlying loan collateral exceeded the loan carrying value.
The amount of interest income recognized on non-accrual loans during the three and nine months ended September 30, 2026 and 2025 was not significant. As of both September 30, 2026 and December 31, 2025, there were no loans greater than 90 days past due and still accruing.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. Accrued interest reversed against interest income for the three and nine months ended September 30, 2026 and 2025 was not significant.
For collateral values for residential mortgage and home equity loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, or estimated auction or liquidation values less estimated costs to sell. As of September 30, 2026 and December 31, 2025, the Company had collateral-dependent residential mortgage and home equity loans totaling $2.9 million and $4.4 million, respectively.
For collateral-dependent commercial loans, the amount of the allowance for loan losses is individually assessed based upon the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, the Company relies primarily upon third-party valuation information from certified appraisers and values are generally based upon recent appraisals of the underlying collateral, brokers’ opinions based upon recent sales of comparable properties, estimated equipment auction or liquidation values, income capitalization, or a combination of income capitalization and comparable sales. As of September 30, 2026 and December 31, 2025, the Company had collateral-dependent commercial loans totaling $49.8 million and $133.5 million, respectively.

Appraisals for all loan types are obtained at the time of loan origination as part of the loan approval process and are updated at the time of a loan modification and/or refinance and as considered necessary by management for impairment review purposes. In addition, appraisals are updated as required by regulatory pronouncements.
As of both September 30, 2026 and December 31, 2025, the Company had no residential real estate held in other real estate owned (“OREO”). As of September 30, 2026, there were six residential real estate loans, which had an aggregate balance of $1.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2025, there were twelve residential real estate loans, which had an aggregate balance of $3.0 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.
As of September 30, 2026, there were three consumer home equity loans, which had an aggregate balance of $0.2 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process. As of December 31, 2025, there were four consumer home equity loans, which had an aggregate balance of $0.3 million, collateralized by residential real estate property for which formal foreclosure proceedings were in-process.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost balance as of September 30, 2026 of loans modified during the three and nine month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Business banking	$818	0.05%	$890	0.06%
Total interest rate reduction	$818	0.00%	$890	0.00%
Other-than-Insignificant Delay in Repayment:
Commercial and industrial	$—	—%	$5,512	0.12%
Commercial real estate	11,825	0.12%	11,825	0.12%
Business banking	235	0.02%	2,863	0.19%
Residential real estate	—	—%	469	0.01%
Consumer home equity	—	—%	150	0.01%
Total other-than-insignificant delay in repayment	$12,060	0.05%	$20,819	0.09%
Term Extension:
Commercial and industrial	$17,134	0.36%	$19,317	0.41%
Commercial real estate	29,999	0.31%	37,009	0.39%
Business banking	800	0.05%	1,033	0.07%
Total term extension	$47,933	0.20%	$57,359	0.24%
Combination—Interest Rate Reduction & Other-than-Insignificant-Delay in Repayment:
Business banking	$428	0.03%	$2,627	0.17%
Total combination—interest rate reduction & other-than-insignificant delay in repayment	$428	0.00%	$2,627	0.01%
Combination—Interest Rate Reduction, Term Extension & Other-than-Insignificant Delay in Repayment:
Business banking	$434	0.03%	$525	0.03%
Total combination—interest rate reduction, term extension & other-than-insignificant delay in repayment	$434	0.00%	$525	0.00%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment
Business banking	$75	0.00%	$75	0.00%
Total combination— term extension & other-than-insignificant delay in repayment	$75	0.00%	$75	0.00%
Total by portfolio segment
Commercial and industrial	$17,134	0.36%	$24,829	0.52%
Commercial real estate	41,824	0.44%	48,834	0.51%
Business banking	2,790	0.18%	8,013	0.53%
Residential real estate	—	—%	469	0.01%
Consumer home equity	—	—%	150	0.01%
Total	$61,748	0.26%	$82,295	0.35%

The following table shows the amortized cost balance as of September 30, 2025 of loans modified during the three and nine month periods then ended to borrowers experiencing financial difficulty by the type of concession granted:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Amortized Cost Balance	% of Total Portfolio	Amortized Cost Balance	% of Total Portfolio
	(Dollars in thousands)
Interest Rate Reduction:
Commercial real estate	$6,026	0.08%	$6,026	0.08%
Business banking	$21	—%	$57	0.00%
Residential real estate	—	—%	121	0.00%
Consumer home equity	116	0.01%	267	0.02%
Total interest rate reduction	$6,163	0.03%	$6,471	0.03%
Other-than-Insignificant Delay in Repayment:
Business banking	$855	0.06%	$1,933	0.14%
Residential real estate	424	0.01%	786	0.02%
Consumer home equity	155	0.01%	304	0.02%
Total other-than-insignificant delay in repayment	$1,434	0.01%	$3,023	0.02%
Term Extension:
Commercial real estate	$45,944	0.62%	$45,944	0.62%
Business banking	682	0.05%	682	0.05%
Total term extension	$46,626	0.25%	$46,626	0.25%
Combination—Interest Rate Reduction & Term Extension:
Business banking	$52	0.00%	$52	0.00%
Total combination—interest rate reduction & term extension	$52	0.00%	$52	0.00%
Combination—Term Extension & Other-than-Insignificant Delay in Repayment:
Commercial real estate	$—	—%	$9,066	0.12%
Business Banking	—	—%	249	0.02%
Total combination—term extension & other-than-insignificant delay in repayment	$—	—%	$9,315	0.05%
Total by portfolio segment
Commercial real estate	$51,970	0.71%	$61,036	0.83%
Business banking	1,610	0.12%	2,973	0.21%
Residential real estate	424	0.01%	907	0.02%
Consumer home equity	271	0.02%	571	0.04%
Total	$54,275	0.29%	$65,487	0.35%

The following tables describe the financial effect of the modifications made during the periods indicated to borrowers experiencing financial difficulty. Loans that were modified in more than one manner are included in each modification type corresponding to the types of modifications performed.

Three Months Ended September 30, 2026
Loan Type	Financial Effect
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 7.5% to 7.0%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Interest-only period of 1.7 years for one borrower. Principal deferred to the end of the loan life.
Business banking	Deferred a weighted-average of 6 payments. The loans were re-amortized over an extended payment period, resulting in reduced monthly payment amounts for the borrowers.
Term Extension
Commercial and industrial	Added a weighted-average of 6 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Commercial real estate	Added a weighted-average of 7 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Business banking	Added a weighted-average of 11 months to the life of the loans, which reduced monthly payment amounts for the borrowers.

Nine Months Ended September 30, 2026
Loan Type	Financial Effect
Interest Rate Reduction
Business banking	Reduced weighted-average contractual interest rate from 9.3% to 7.3%.
Other-than-Insignificant Delay in Repayment
Commercial and industrial	Interest-only period of 6 months for the borrower. Principal deferred to the end of the loan life.
Commercial real estate	Interest-only period of 1.7 years for the borrower. Principal deferred to the end of the loan life.
Business banking	Deferred a weighted-average of 8 payments. The loans were re-amortized over an extended payment period, resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred 6 principal and interest payments, which were added to the end of the loan life.
Consumer home equity	Deferred 9 principal and interest payments, which were added to the end of the loan life.
Term Extension
Commercial and industrial	Added a weighted-average of 6 months to the life of the loans, which reduced the monthly payment amounts for the borrowers.
Commercial real estate	Added a weighted-average of 8 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Business banking	Added a weighted-average of 10 months to the life of the loans, which reduced monthly payment amounts for the borrowers.

Three Months Ended September 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate	Reduced contractual interest rate from 6.7% to 4.6%.
Business banking	Reduced weighted-average contractual interest rate from 12.7% to 8.0%.
Consumer home equity	Reduced contractual interest rate from 7.0% to 4.5%.
Other-than-Insignificant Delay in Repayment
Business banking	Deferred a weighted-average of 3 payments. The loans were re-amortized over extended payment periods resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred a weighted-average of 10 principal and interest payments which were added to the end of the loan lives.
Consumer home equity	Deferred 3 principal and interest payments which were added to the end of the loan life.
Term Extension
Commercial real estate	Added a weighted-average of 1.5 years to the life of the loan, which reduced monthly payment amounts for the borrowers.
Business banking	Added a weighted-average of 7 months to the life of loan, which reduced the monthly payment amounts for the borrowers.

Nine Months Ended September 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate	Reduced contractual interest rate from 6.7% to 4.6%.
Business banking	Reduced weighted-average contractual interest rate from 11.1% to 7.3%.
Residential real estate	Reduced contractual interest rate from 7.3% to 4.5%.
Consumer home equity	Reduced weighted-average contractual interest rate from 7.0% to 4.5%.
Other-than-Insignificant Delay in Repayment
Commercial real estate	Deferred 12 principal payments. The loan was re-amortized over an extended payment period resulting in reduced monthly payment amount for the borrower.
Business banking	Deferred a weighted-average of 5 payments. The loans were re-amortized over extended payment periods resulting in reduced monthly payment amounts for the borrowers.
Residential real estate	Deferred a weighted-average of 10 principal and interest payments which were added to the end of the loan lives.
Consumer home equity	Deferred a weighted-average of 5 principal and interest payments which were added to the end of the loan lives.
Term Extension
Commercial real estate	Added a weighted-average of 1.4 years to the life of the loan, which reduced the monthly payment amounts for the borrowers.
Business banking	Added a weighted-average of 7 months to the life of loans, which reduced monthly payment amounts for the borrowers.
As of September 30, 2026, loans to borrowers experiencing financial difficulty modified during the prior twelve months and which had a payment default during the nine months ended September 30, 2026 totaled $0.4 million. As of September 30, 2025, loans to borrowers experiencing financial difficulty modified during the prior twelve months and which had a payment default during the nine months ended September 30, 2025 totaled less than $0.1 million.
Management closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the age analysis of past due loans to borrowers experiencing financial difficulty that were modified during the prior twelve months as of the dates indicated:

	As of September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$25,750	$25,750
Commercial real estate	—	—	—	—	48,834	48,834
Business banking	2,447	313	176	2,936	6,457	9,393
Residential real estate	—	—	—	—	962	962
Consumer home equity	—	—	148	148	150	298
Total	$2,447	$313	$324	$3,084	$82,153	$85,237

	As of September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial and industrial	$—	$—	$—	$—	$782	$782
Commercial real estate	—	—	—	—	61,036	61,036
Business banking	—	106	42	148	3,321	3,469
Residential real estate	362	—	332	694	708	1,402
Consumer home equity	—	149	—	149	703	852
Total	$362	$255	$374	$991	$66,550	$67,541
As of September 30, 2026, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the nine months ended September 30, 2026 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension. As of December 31, 2025, there were no additional commitments to lend to borrowers experiencing financial difficulty and which were modified during year ended December 31, 2025 in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant delay in repayment, or a term extension.
Loan Participations
The Company occasionally purchases commercial loan participations or participates in syndications through the SNC Program. These participations meet the same underwriting, credit and portfolio management standards as the Company’s other loans and are applied against the same criteria to determine the allowance for loan losses as other loans.
The following table summarizes the Company’s loan participations:

	As of and for the Nine Months Ended September 30, 2026			As of and for the Year Ended December 31, 2025
	Balance	Non-performing Loan Rate (%)	Gross Charge-offs	Balance	Non-performing Loan Rate (%)	Gross Charge-offs
	(Dollars in thousands)
Commercial and industrial	$2,030,600	0.15%	$6,500	$1,504,012	0.64%	$5,004
Commercial real estate	1,101,594	1.91%	3,500	1,611,130	1.84%	5,282
Commercial construction	66,292	0.00%	—	190,156	8.61%	—
Business banking	—	—%	—	1,072	0.00%	15
Total loan participations	$3,198,486	0.75%	$10,000	$3,306,370	1.68%	$10,301
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
As of the dates indicated, the Company had the following related to operating leases:

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Right-of-use assets	$74,923	$74,094
Lease liabilities	100,572	97,896
Finance leases are not material. Finance lease liabilities are recorded within other liabilities and finance ROU assets are recorded within other assets in the Company’s Consolidated Balance Sheets.
The following table is a summary of the Company’s components of net lease cost for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$4,115	$4,093	$12,588	$12,086
Finance lease cost	121	117	358	359
Variable lease cost	963	738	3,325	2,213
Total lease cost	$5,199	$4,948	$16,271	$14,658
During the three and nine months ended September 30, 2026, the Company made $4.4 million and $13.8 million in cash payments for operating and finance lease payments, respectively. During the three and nine months ended September 30, 2025, the Company made $3.6 million and $11.4 million in cash payments for operating and finance lease payments, respectively.
Supplemental balance sheet information related to operating leases are as follows:

	As of September 30, 2026	As of December 31, 2025
Weighted-average remaining lease term (in years)	9.12	7.85
Weighted-average discount rate	4.66%	4.35%

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
The following are the components and results of the Company’s earnings per common share calculations for the periods presented:

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
	(Dollars in thousands, except per share data)
Net income applicable to common shares	$111,034	$281,509

Average number of common shares outstanding	227,889,954	230,849,247
Less: Average unallocated ESOP shares	(11,965,260)	(12,089,625)
Average number of common shares outstanding used to calculate basic earnings per common share	215,924,694	218,759,622
Common stock equivalents	1,240,123	1,256,693
Average number of common shares outstanding used to calculate diluted earnings per common share	217,164,817	220,016,315

Earnings per common share:
Basic	$0.51	$1.29
Diluted	$0.51	$1.28

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	(Dollars in thousands, except per share data)
Net income (loss) applicable to common shares	$106,144	$(11,289)

Average number of common shares outstanding	211,193,503	211,683,656
Less: Average unallocated ESOP shares	(12,467,390)	(12,592,335)
Average number of common shares outstanding used to calculate basic earnings (loss) per common share	198,726,113	199,091,321
Common stock equivalents (1)	752,827	—
Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	199,478,940	199,091,321

Earnings (loss) per common share:
Basic	$0.53	$(0.06)
Diluted	$0.53	$(0.06)
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
As of September 30, 2026 and December 31, 2025, the Company had $229.9 million and $225.2 million, respectively, in tax credit investments that were included in other assets in the Company’s Consolidated Balance Sheets.
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
The following table presents the Company’s investments in LIHTC projects accounted for using the proportional amortization method for the periods indicated:

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Current recorded investment included in other assets	$228,632	$223,698
Commitments to fund qualified affordable housing projects included in recorded investment noted above	61,281	54,263
The following table presents additional information related to the Company’s investments in LIHTC projects for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Tax credits and benefits recognized	$8,218	$7,687	$24,731	$22,879
Amortization expense included in income tax expense	6,240	5,994	19,175	17,736
The Company accounts for certain other investments in renewable energy projects using the equity method of accounting. These investments in renewable energy projects are included in other assets in the Company’s Consolidated Balance Sheets and totaled $1.3 million and $1.5 million as of September 30, 2026 and December 31, 2025, respectively.
8. Income Taxes
The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Combined federal and state income tax provision (benefit)	$29,086	$(12,177)	$77,255	$21,637
Effective income tax rate	20.8%	(13.0)%	21.5%	209.1%
The Company recorded income tax expense of $29.1 million and $77.3 million for the three and nine months ended September 30, 2026, respectively, compared to a benefit of $12.2 million and expense of $21.6 million for the three and nine months ended September 30, 2025, respectively.
The increase in income tax expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due to the treatment of the tax benefit associated with the loss on sale of securities incurred in the first quarter of 2025. Such loss was not considered to be a discrete item for tax purposes and, therefore, the associated tax benefit of $71.8 million was recognized ratably over the full year.
Similarly, the increase in income tax expense for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due to the treatment of the tax benefit associated with the loss on sale of securities incurred in the first quarter of 2025.

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
Components of Net Periodic Benefit Cost
The components of net pension expense for the plans for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Components of net periodic benefit cost:
Service cost	$6,218	$5,733	$18,652	$17,199
Interest cost	5,288	5,535	15,865	16,435
Expected return on plan assets	(9,828)	(9,495)	(29,483)	(28,485)
Prior service credit	(2,488)	(2,488)	(7,465)	(7,471)
Recognized net actuarial loss	301	980	903	2,885
Net periodic benefit cost	$(509)	$265	$(1,528)	$563
Service costs for the Defined Benefit Plan and the BEP are recognized within salaries and employee benefits in the Consolidated Statements of Income. The remaining components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.
In accordance with the Pension Protection Act, the Company was not required to make any contributions to the Defined Benefit Plan for the plan years beginning November 1, 2025 and 2024. Accordingly, during the three and nine months ended September 30, 2026 and 2025, there were no contributions made to the Defined Benefit Plan.
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

The following table summarizes the share-based compensation awards for the nine months ended September 30, 2026 and 2025:

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
As of September 30, 2026 and December 31, 2025, there were 2,489,744 shares and 3,134,086 shares that remained available for issuance as restricted stock or RSU awards (including those that may be issued as performance shares and PSUs), respectively, and 18,675,815 shares that remained available for issuance upon the exercise of stock options at both dates. As of both September 30, 2026 and December 31, 2025, no stock options had been awarded under the 2021 Plan.
The following table summarizes the Company’s restricted stock award activity for the periods indicated:

	For the Nine Months Ended September 30,
	2026		2025
Restricted Stock Awards	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock as of the beginning of the respective period	194,968	$17.75	316,945	$18.02
Granted	58,245	19.31	54,236	15.58
Vested	(71,751)	15.41	(73,092)	14.21
Forfeited	(2,139)	14.87	(2,983)	14.87
Non-vested restricted stock as of the end of the respective period	179,323	$19.23	295,106	$18.55
The following table summarizes the Company’s restricted stock unit activity for the periods indicated:

	For the Nine Months Ended September 30,
	2026		2025
Restricted Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested restricted stock units as of the beginning of the respective period	1,325,982	$16.87	1,356,522	$16.55
Granted	445,254	19.72	630,493	17.73
Vested	(536,257)	16.69	(606,918)	17.20
Forfeited	(44,986)	19.08	(24,620)	15.42
Non-vested restricted stock units as of the end of the respective period	1,189,993	$17.93	1,355,477	$16.83

The following table summarizes the Company’s performance stock unit activity for the periods indicated:

	For the Nine Months Ended September 30,
	2026		2025
Performance Stock Units	Number of Shares	Weighted-Average Grant Price Per Share	Number of Shares	Weighted-Average Grant Price Per Share
Non-vested performance stock units as of the beginning of the respective period	617,915	$13.15	969,739	$16.63
Granted	208,358	19.06	339,503	18.79
Vested	(103,633)	10.74	(408,629)	20.96
Forfeited	(28,179)	14.00	(282,698)	20.57
Non-vested performance stock units as of the end of the respective period	694,461	$15.25	617,915	$13.15
Included in vested RSU and PSU shares, as shown in the tables above, are shares withheld for employee payroll taxes. The aggregate number of RSU and PSU shares withheld for payroll taxes during the nine months ended September 30, 2026 and 2025 was 233,717 and 392,919, respectively.
The following table shows share-based compensation expense under the 2021 Plan and the related tax benefit for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Share-based compensation expense	$4.2	$4.0	$12.8	$13.0
Related tax benefit (1)	1.2	1.1	3.5	3.6
(1)Estimated based upon the Company’s statutory rate for each respective period.
As of September 30, 2026 and December 31, 2025, there was $20.9 million and $20.8 million, respectively, of total unrecognized compensation expense related to unvested RSAs, RSUs and PSUs granted and issued under the 2021 Plan, as applicable. As of September 30, 2026, this cost is expected to be recognized over a weighted-average remaining period of approximately 1.5 years. As of December 31, 2025, this cost was expected to be recognized over a weighted-average remaining period of approximately 1.6 years.
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

The following table summarizes the above financial instruments as of the dates indicated:

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Commitments to extend credit	$7,587,429	$7,302,751
Standby letters of credit	84,790	83,605
Forward commitments to sell loans	14,000	35,861
Other Contingencies
Legal Proceedings
The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings is not expected to have a material effect on the Company’s Consolidated Financial Statements.
11. Derivative Financial Instruments
The Company uses derivative financial instruments to manage its interest rate risk resulting from the differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers (“customer-related positions”) and risk participation agreements entered into as financial guarantees of performance on customer-related interest rate swap derivatives. The Company also enters into residential mortgage loan commitments to fund mortgage loans at specified rates and times in the future and enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future, both of which are considered derivative instruments. The Company enters into interest rate futures to mitigate the impact of changes in interest rates and interest rate volatility on the fair value of its mortgage servicing rights (“MSRs”). Changes in fair value are reflected in current period earnings in mortgage banking income. The interest rate futures are settled to market on a daily basis. Derivative instruments are carried at fair value in the Company’s Consolidated Financial Statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not the instrument qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.
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

As of September 30, 2026
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value (1)
	(In thousands)	(In Years)			(In thousands)
Interest rate swaps on loans	$1,037,500	0.83	3.75%	3.05%	$(52)
Total	$1,037,500				$(52)
(1)The fair value included a net accrued interest payable balance of $0.4 million as of September 30, 2026. In addition, the fair value includes netting adjustments which represent the amounts recorded to convert derivative assets and liabilities cleared through the Chicago Mercantile Exchange, or CME, from a gross basis to a net basis in accordance with applicable accounting guidance.

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
The maximum amount of time over which the Company is currently hedging its exposure to the variability in future cash flows of forecasted transactions related to the receipt of variable interest on existing financial instruments is 1.0 year.
The Company expects approximately $5.1 million will be reclassified into interest income, as a reduction of such income, from other comprehensive income related to the Company’s active cash flow hedges in the next 12 months as of September 30, 2026. The reclassification is due to anticipated net payments on the swaps based upon the forward curve as of September 30, 2026.
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
The following tables present the Company’s customer-related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	September 30, 2026
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	636	$5,345,338
Risk participation agreements	166	635,591
Foreign exchange contracts:
Matched commercial customer book	160	89,173
Foreign currency loan	10	5,776

	December 31, 2025
	Number of Positions	Total Notional
	(Dollars in thousands)
Interest rate swaps	628	$4,666,737
Risk participation agreements	169	632,464
Foreign exchange contracts:
Matched commercial customer book	124	85,353
Foreign currency loan	3	3,152
The level of interest rate swaps, risk participation agreements and foreign currency exchange contracts at the end of each period noted above was commensurate with the activity throughout those periods.
The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the Consolidated Balance Sheets as of the dates indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2026	Fair Value at December 31, 2025	Balance Sheet Location	Fair Value at September 30, 2026	Fair Value at December 31, 2025
	(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$1	$30	Other liabilities	$53	$24
Derivatives not designated as hedging instruments
Customer-related positions:
Interest rate swaps	Other assets	$88,780	$54,561	Other liabilities	$118,989	$74,358
Risk participation agreements	Other assets	2	10	Other liabilities	2	7
Foreign currency exchange contracts - matched customer book	Other assets	1,281	434	Other liabilities	1,235	330
Foreign currency exchange contracts - foreign currency loan	Other assets	72	13	Other liabilities	6	—
		$90,135	$55,018		$120,232	$74,695
Total		$90,136	$55,048		$120,285	$74,719

The table below presents the net effect of the Company’s derivative financial instruments on the Consolidated Income Statements as well as the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Derivatives designated as hedges:
(Loss) gain in OCI on derivatives	$(997)	$(1,692)	$(7,093)	$4,281
Loss reclassified from OCI into interest income (effective portion)	$(1,884)	$(7,746)	$(6,873)	$(23,660)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness test)
Interest income	$—	$—	$—	$—
Other income	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges:
Customer-related positions:
Loss recognized in interest rate swap income	$(97)	$(81)	$(343)	$(248)
(Loss) gain recognized in interest rate swap income for risk participation agreements	(2)	1	(3)	1
Gain (loss) recognized in other income for foreign currency exchange contracts:
Matched commercial customer book	6	44	(58)	258
Foreign currency loan	61	20	53	(93)
Net loss for derivatives not designated as hedges	$(32)	$(16)	$(351)	$(82)
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
Cleared derivative transactions are with the Chicago Mercantile Exchange, or CME, and exposure is settled to market daily, with additional credit exposure related to initial-margin collateral pledged to CME at trade execution. At September 30, 2026, the Company did not have exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination value. At December 31, 2025, the Company had exposure to CME for settled variation margin in excess of the customer-related and non-customer-related interest rate swap termination value of $0.2 million. In addition, at September 30, 2026 and December 31, 2025, the Company had posted initial-margin collateral in the form of U.S. Treasury notes amounting to $40.0 million and $40.3 million, respectively, to CME for these derivatives. The U.S. Treasury notes were considered restricted assets and were included in available for sale securities within the Company’s Consolidated Balance Sheets.
At both September 30, 2026 and December 31, 2025, there were no customer-related interest rate swap derivatives with credit-risk contingent features in a net liability position. The Company has minimum collateral posting thresholds with its customer-related interest rate swap derivative correspondent-bank counterparties to the extent that the Company has a liability position with the correspondent-bank counterparties. The Company was not required to post cash collateral for interest rate swaps with correspondent-bank counterparties as of either September 30, 2026 or December 31, 2025. If the Company had breached any of these provisions at September 30, 2026 or December 31, 2025, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.

Mortgage Banking Derivatives
The Company enters into residential mortgage loan commitments in connection with its consumer mortgage banking activities to fund mortgage loans at specified rates and times in the future. In addition, the Company enters into forward sale commitments to sell such residential mortgage loans at specified prices and times in the future. These commitments are short-term in nature and generally expire in 30 to 60 days. The residential mortgage loan commitments that relate to the origination of mortgage loans that will be held for sale and the related forward sale commitments are considered derivative instruments under ASC Topic 815, “Derivatives and Hedging” and are reported at fair value. Changes in fair value are reported in earnings and included in other non-interest income on the Consolidated Statements of Income. As of September 30, 2026 and December 31, 2025, the Company had an outstanding notional balance of residential mortgage loan origination commitments of $14.7 million and $37.8 million, respectively, and forward sale commitments of $14.0 million and $35.9 million, respectively. During the three and nine months ended September 30, 2026 and 2025, net gains/losses recorded by the Company related to the change in fair value of commitments to originate and sell mortgage loans were not significant. In addition, as of September 30, 2026, the aggregate fair value of the Company’s mortgage banking derivative asset and liability was $0.6 million and $0.1 million, respectively. As of December 31, 2025, the aggregate fair value of the Company's mortgage banking derivative asset and liability was $0.5 million and $0.1 million, respectively. Mortgage banking derivative assets and liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Mortgage banking derivatives do not qualify as hedges for accounting purposes. As of September 30, 2026 and December 31, 2025, the Company had interest rate futures with a notional value of $38.5 million and $45.2 million. Such interest rate futures had no fair value recorded on the Company’s Consolidated Balance Sheets as they settle to market daily.
12. Balance Sheet Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Balance Sheets and/or subject to master netting arrangements or similar agreements. The Company’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts. However, the Company does not offset fair value amounts recognized for derivative instruments. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. As of September 30, 2026 and December 31, 2025, it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The following tables present the Company’s asset and liability positions that were eligible for offset and the potential effect of netting arrangements on its Consolidated Balance Sheet, as of the dates indicated:

	As of September 30, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$1	$—	$1	$—	$—	$1
Customer-related positions:
Interest rate swaps	88,780	—	88,780	705	(82,461)	5,614
Risk participation agreements	2	—	2	—	—	2
Foreign currency exchange contracts – matched customer book	1,281	—	1,281	—	—	1,281
Foreign currency exchange contracts - foreign currency loan	72	—	72	—	—	72
	$90,136	$—	$90,136	$705	$(82,461)	$6,970
Derivative Liabilities
Interest rate swaps	$53	$—	$53	$—	$53	$—
Customer-related positions:
Interest rate swaps	118,989	—	118,989	705	96	118,188
Risk participation agreements	2	—	2	—	—	2
Foreign currency exchange contracts – matched customer book	1,235	—	1,235	—	—	1,235
Foreign currency exchange contracts – foreign currency loan	6	—	6	—	—	6
	$120,285	$—	$120,285	$705	$149	$119,431

	As of December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
Description				Financial Instruments	Collateral Pledged/ (Received)
	(In thousands)
Derivative Assets
Interest rate swaps	$30	$—	$30	$—	$—	$30
Customer-related positions:
Interest rate swaps	54,561	—	54,561	19,067	(15,321)	20,173
Risk participation agreements	10	—	10	—	—	10
Foreign currency exchange contracts – matched customer book	434	—	434	—	(2)	432
Foreign currency exchange contracts – foreign currency loan	13	—	13	—	—	13
	$55,048	$—	$55,048	$19,067	$(15,323)	$20,658
Derivative Liabilities
Interest rate swaps	$24	$—	$24	$—	$24	$—
Customer-related positions:
Interest rate swaps	74,358	—	74,358	19,067	—	55,291
Risk participation agreements	7	—	7	—	—	7
Foreign currency exchange contracts – matched customer book	330	—	330	—	—	330
Foreign currency exchange contracts – foreign currency loan	—	—	—	—	—	—
	$74,719	$—	$74,719	$19,067	$24	$55,628
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
Securities
Securities consisted of U.S. Treasury securities, U.S. government-sponsored residential and commercial mortgage-backed securities, state and municipal bonds, and corporate bonds as of September 30, 2026 and December 31, 2025. AFS securities are recorded at fair value.
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
The fair value of other U.S. government agency obligations were estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities were categorized as Level 2 given the use of observable inputs. The equity securities, mutual funds and other exchange-traded funds were valued based on quoted prices from the market. The equities, mutual funds and exchange-traded funds traded in an active market were categorized as Level 1 as they were valued based upon quoted prices from the market. Mutual funds at net asset value amounted to $59.8 million and $57.1 million at September 30, 2026 and December 31, 2025, respectively. There were no redemption restrictions on these mutual funds at the end of any period presented.
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
Interest Rate Swaps
The fair value of interest rate swaps was determined using discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period of maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. In addition, for customer-related interest rate swaps, the analysis reflects a credit valuation adjustment to reflect the Company’s own non-performance risk and respective counterparty’s non-performance risk in the fair value measurements. The majority of inputs used to value the Company’s interest rate swaps fall within Level 2 of the fair value hierarchy, but the credit valuation adjustments associated with the interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, at September 30, 2026 and December 31, 2025, the impact of the Level 3 inputs on the overall valuation of the interest rate swaps was deemed insignificant to the overall valuation. As a result, the interest rate swaps were categorized as Level 2 within the fair value hierarchy.
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

Fair Value of Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,760,230	$—	$2,760,230	$—
Government-sponsored commercial mortgage-backed securities	970,217	—	970,217	—
U.S. Treasury securities	50,009	50,009	—	—
State and municipal bonds and obligations	158,170	—	158,170	—
Investments for employee retirement benefits	103,102	80,324	22,778	—
Deferred compensation investments	2,170	2,170	—	—
Loans held for sale	10,477	—	10,477	—
Mortgage servicing rights	41,227	—	—	41,227
Interest rate swap contracts:
Cash flow hedges - interest rate positions	1	—	1	—
Customer-related positions	88,780	—	88,780	—
Risk participation agreements	2	—	2	—
Foreign currency forward contracts:
Matched customer book	1,281	—	1,281	—
Foreign currency loan	72	—	72	—
Mortgage derivatives	618	—	618	—
Total	$4,186,356	$132,503	$4,012,626	$41,227
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	53	—	53	—
Customer-related positions	118,989	—	118,989	—
Risk participation agreements	2	—	2	—
Foreign currency forward contracts:
Matched customer book	1,235	—	1,235	—
Foreign currency loan	6	—	6	—
Mortgage derivatives	88	—	88	—
Total	$120,373	$—	$120,373	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available for sale:
Government-sponsored residential mortgage-backed securities	$2,533,309	$—	$2,533,309	$—
Government-sponsored commercial mortgage-backed securities	1,060,331	—	1,060,331	—
U.S. Treasury securities	50,350	50,350	—	—
State and municipal bonds and obligations	181,579	—	181,579	—
Investments for employee retirement benefits	106,534	94,736	11,798	—
Deferred compensation plan investments	2,384	2,384	—	—
Loans held for sale	22,761	—	22,761	—
Mortgage servicing rights	40,709	—	—	40,709
Interest rate swap contracts:
Cash flow hedges - interest rate positions	30	—	30	—
Customer-related positions	54,561	—	54,561	—
Risk participation agreements	10	—	10	—
Foreign currency forward contracts:
Matched customer book	434	—	434	—
Foreign currency loan	13	—	13	—
Mortgage derivatives	458	—	458	—
Total	$4,053,463	$147,470	$3,865,284	$40,709
Liabilities
Interest rate swap contracts:
Cash flow hedges - interest rate positions	$24	$—	$24	$—
Customer-related positions	74,358	—	74,358	—
Risk participation agreements	7	—	7	—
Foreign currency forward contracts:
Matched customer book	330	—	330	—
Mortgage derivatives	100	—	100	—
Total	$74,819	$—	$74,819	$—
There were no transfers to or from Level 1, 2 and 3 during the nine months ended September 30, 2026 or the twelve months ended December 31, 2025.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
The Company may also be required, from time to time, to measure certain other assets and liabilities on a nonrecurring basis in accordance with GAAP. The following tables summarize the fair value of assets and liabilities measured at fair value on a nonrecurring basis, as of September 30, 2026 and December 31, 2025.

		Fair Value Measurements at Reporting Date Using
Description	Balance as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$37,595	$—	$—	$37,595

		Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Individually assessed collateral-dependent loans whose fair value is based upon appraisals	$96,022	$—	$—	$96,022
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

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of September 30, 2026	Fair Value as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$194,240	$170,377	$—	$170,377	$—
Government-sponsored commercial mortgage-backed securities	179,387	164,398	—	164,398	—
State and municipal bonds and obligations	397,331	358,288	—	358,288	—
Corporate bonds	68,888	68,893	—	68,893	—
Loans, net of allowance for loan losses	23,238,014	22,561,242	—	—	22,561,242
FHLB stock	39,840	39,840	—	39,840	—
Bank-owned life insurance	313,451	313,451	—	313,451	—
Liabilities
Deposits	$26,016,808	$26,008,290	$—	$26,008,290	$—
FHLB advances	821,470	818,641	—	818,641	—
Interest rate swap collateral funds	82,461	82,461	—	82,461	—

			Fair Value Measurements at Reporting Date Using
Description	Carrying Value as of December 31, 2025	Fair Value as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	$210,142	$194,547	$—	$194,547	$—
Government-sponsored commercial mortgage-backed securities	185,185	173,584	—	173,584	—
State and municipal bonds and obligations	167,346	169,861	—	169,861	—
Corporate bonds	36,884	37,982	—	37,982	—
Loans, net of allowance for loan losses	22,753,224	22,365,428	—	—	22,365,428
FHLB stock	13,838	13,838	—	13,838	—
Bank-owned life insurance	307,836	307,836	—	307,836	—
Liabilities
Deposits	$25,470,751	$25,469,630	$—	$25,469,630	$—
FHLB advances	199,617	196,450	—	196,450	—
Interest rate swap collateral funds	15,321	15,321	—	15,321	—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Investment advisory fees	$19,394	$17,553	$57,401	$51,272
Service charges on deposit accounts	10,146	8,550	30,117	25,109
Card income	6,399	4,177	18,234	12,327
Other noninterest income	2,705	2,693	8,697	7,921
Total noninterest income in-scope of ASC 606	38,644	32,973	114,449	96,629
Total noninterest income (loss) out-of-scope of ASC 606	10,052	8,279	35,392	(248,644)
Total noninterest income (loss)	$48,696	$41,252	$149,841	$(152,015)
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
The asset management and/or custody fees are primarily based upon a percentage of the monthly valuation of the principal assets in the customer’s account. Customers are also charged a base fee which is prorated over a twelve-month period. Fees for additional or special services are generally fixed in nature and are charged as services are rendered. All revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Investment advisory fees earned but not yet received amounted to $6.4 million and $6.3 million as of September 30, 2026 and December 31, 2025, respectively.
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
Cash management services are a subset of the deposit service charges revenue stream. These services include automated clearing house, or ACH, transaction processing, positive pay, lockbox, and remote deposit services. These services are also governed by separate agreements entered into by the customer. The fee arrangement for these services is structured as a fixed fee per transaction which may be offset by earnings credits. An earnings credit is a discount that a customer receives based upon the investable balance in the applicable covered deposit account(s) for a given month. Earnings credits are only good for the given month. That is, if cash management fees for a given month are less than the month’s earnings credit, the remainder of the credit does not carry over to the following month. Cash management fees are recognized as revenue in the month that the services are provided. Cash management fees earned but not yet received amounted to $1.6 million as of both September 30, 2026 and December 31, 2025, and were included in other assets in the Company’s Consolidated Balance Sheets.

Card Income
The Company provides debit cards to its customers which are authorized and settled through various card payment networks, and in exchange, the Company earns revenue as determined by each payment network’s interchange program. Regardless of the network that is utilized to authorize and settle the payment, the merchant that provides the product or service to the debit card holder is ultimately responsible for the interchange payment to the Company. Debit card processing fees are recognized as card transactions are settled within each network. In addition, the Company receives income for credit card referrals from third party credit card providers, which it offers to its customers. Card income fees earned but not yet received amounted to $1.2 million and $1.1 million as of September 30, 2026 and December 31, 2025, respectively, and were included in other assets in the Company’s Consolidated Balance Sheets.
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
15. Other Comprehensive (Loss) Income
The following tables present a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated including the amount of income tax benefit (expense) allocated to each component of other comprehensive (loss) income:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount	Pre Tax Amount	Tax Benefit (Expense)	After Tax Amount
	(In thousands)
Unrealized losses on securities available for sale:
Change in fair value of securities available for sale	$(147,605)	$36,550	$(111,055)	$(182,681)	$45,160	$(137,521)
Less: reclassification adjustment for losses included in net income	(796)	220	(576)	(796)	220	(576)
Net change in fair value of securities available for sale	(146,809)	36,330	(110,479)	(181,885)	44,940	(136,945)
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	(997)	275	(722)	(7,093)	1,958	(5,135)
Less: net cash flow hedge losses reclassified into interest income	(1,884)	520	(1,364)	(6,873)	1,897	(4,976)
Net change in fair value of cash flow hedges	887	(245)	642	(220)	61	(159)
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(301)	83	(218)	(903)	249	(654)
Less: accretion of prior service credit	2,488	(687)	1,801	7,465	(2,061)	5,404
Net change in other comprehensive income for defined benefit postretirement plans	(2,187)	604	(1,583)	(6,562)	1,812	(4,750)
Total other comprehensive loss	$(148,109)	$36,689	$(111,420)	$(188,667)	$46,813	$(141,854)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(In thousands)
Unrealized gains on securities available for sale:
Change in fair value of securities available for sale	$43,058	$22,990	$66,048	$142,698	$(67,838)	$74,860
Less: reclassification adjustment for losses included in net income	—	33,309	33,309	(269,638)	40,556	(229,082)
Net change in fair value of securities available for sale	43,058	(10,319)	32,739	412,336	(108,394)	303,942
Unrealized gains on cash flow hedges:
Change in fair value of cash flow hedges	(1,692)	468	(1,224)	4,281	(1,186)	3,095
Less: net cash flow hedge losses reclassified into interest income	(7,746)	2,146	(5,600)	(23,660)	6,554	(17,106)
Net change in fair value of cash flow hedges	6,054	(1,678)	4,376	27,941	(7,740)	20,201
Defined benefit pension plans:
Change in actuarial net loss	—	—	—	—	—	—
Less: amortization of actuarial net loss	(980)	271	(709)	(2,885)	799	(2,086)
Less: accretion of prior service credit	2,488	(689)	1,799	7,471	(2,069)	5,402
Net change in other comprehensive income for defined benefit postretirement plans	(1,508)	418	(1,090)	(4,586)	1,270	(3,316)
Total other comprehensive income	$47,604	$(11,579)	$36,025	$435,691	$(114,864)	$320,827
The following table illustrates the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax:

	Unrealized Gains and (Losses) on Available for Sale Securities	Unrealized Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Total
	(In thousands)
Beginning Balance: January 1, 2026	$(259,361)	$(2,990)	$34,988	$(227,363)
Other comprehensive loss before reclassifications	(137,521)	(5,135)	—	(142,656)
Less: Amounts reclassified from accumulated other comprehensive loss	(576)	(4,976)	4,750	(802)
Net current-period other comprehensive loss	(136,945)	(159)	(4,750)	(141,854)
Ending Balance: September 30, 2026	$(396,306)	$(3,149)	$30,238	$(369,217)
Beginning Balance: January 1, 2025	$(583,875)	$(26,470)	$26,016	$(584,329)
Other comprehensive income before reclassifications	74,860	3,095	—	77,955
Less: Amounts reclassified from accumulated other comprehensive loss	(229,082)	(17,106)	3,316	(242,872)
Net current-period other comprehensive income (loss)	303,942	20,201	(3,316)	320,827
Ending Balance: September 30, 2025	$(279,933)	$(6,269)	$22,700	$(263,502)
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
The CODM uses consolidated profit and loss measures which are presented on the Company’s Consolidated Statements of Income. Therefore, refer to the Consolidated Statements of Income for quantitative information regarding the banking business segment operating results. The segment operating results include certain other segment items which are included in other operating expenses within the Consolidated Statements of Income. Significant expense items included in the other operating expenses line include operational losses, which are primarily comprised of debit card and bad check losses, liability insurance expense, and other loan expenses, which are primarily comprised of legal collection fees and certain origination and servicing-related expenses. The CODM reviews such amounts as a whole in their review of segment operating results.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2026, and our results of operations for the three and nine months ended September 30, 2026 and 2025. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s 2025 Form 10-K.
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
•operational risks including, but not limited to, increasingly sophisticated cybersecurity threats, including those enabled by artificial intelligence, fraud, new technological integration including AI, natural disasters and future pandemics or other public health emergencies;
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
•risks related to the implementation of acquisitions, dispositions, and restructurings, including our 2025 merger with HarborOne Bancorp and HarborOne Bank, which is further described in Part I, Item 1 of our 2025 Annual Report on Form 10-K under “Recent Acquisitions – Bank Acquisitions;”
•the risk that the integration of our completed acquisitions may be more difficult, time-consuming or costly than anticipated and that the anticipated benefit may not be fully realized;
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
There have been no other material changes in critical accounting policies during the three and nine months ended September 30, 2026.

Overview
We are a bank holding company, and our principal subsidiary, Eastern Bank, is a Massachusetts-chartered bank that has served the banking needs of our customers since 1818. Our business philosophy is to operate as a diversified financial services enterprise providing a broad array of banking and other financial services primarily to retail, commercial and small business customers. We had total assets of $31.7 billion and $30.6 billion at September 30, 2026 and December 31, 2025, respectively. We are subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks, the New Hampshire Banking Department, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau. Our business consists of a full range of banking, lending (commercial, residential and consumer), savings and small business offerings, including our wealth management and trust operations that we conduct under our “Cambridge Trust Wealth Management, a division of Eastern Bank” brand name (“Cambridge Trust Wealth Management division”).
Net income for the three and nine months ended September 30, 2026, respectively, computed in accordance with GAAP was $111.0 million and $281.5 million, respectively, as compared to net income and net loss of $106.1 million and $11.3 million, respectively, for the three and nine months ended September 30, 2025, respectively. The increase in net income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to increased net interest income and noninterest income during the three months ended September 30, 2026. The increase from a net loss for the nine months ended September 30, 2025 to net income for the nine months ended September 30, 2026 was primarily due to losses on sales of securities recorded during the nine months ended September 30, 2025 and increased net interest income for the nine months ended September 30, 2026. Refer to the later sections titled “Results of Operations” within this Item 2 for additional discussion.
Net income for the three and nine months ended September 30, 2026, respectively, and net income and net loss for the three and nine months ended September 30, 2025, respectively, included items that our management considers non-core, which management excludes for purposes of assessing our operating net income, a non-GAAP financial measure. Operating net income for the three and nine months ended September 30, 2026 was $111.0 million and $306.2 million, respectively, compared to operating net income for the three and nine months ended September 30, 2025 of $74.1 million and $223.3 million, respectively, representing increases of 49.9% and 37.1%, respectively. These increases were primarily due to higher net interest income for both the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, partially offset by higher noninterest expense on an operating basis for both the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. See “Non-GAAP Financial Measures” and “Results of Operations” within this Item 2 for a reconciliation of operating net income to net income/(loss) on a GAAP basis and further discussion of noninterest income/(loss) and noninterest expense.
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
Commercial Lending
•Commercial and industrial: Loans in this category consist of revolving and term loans extended to businesses and corporate enterprises for the purpose of financing working capital, facilitating equipment purchases and facilitating acquisitions. As of September 30, 2026 and December 31, 2025, we had total commercial and industrial loans of $4.8 billion and $4.3 billion, respectively, representing 20.2% and 18.6%, respectively, of our total loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results consistent with those projected at origination. Our primary focus for commercial and industrial loans is middle-market companies located in the markets we serve. In addition, we participate in the syndicated loan market and the SNC Program. Our commercial and industrial portfolio also includes our Asset Based Lending Portfolio (“ABL Portfolio”) and industrial revenue bonds (“IRBs”) which are municipal bonds issued to finance major capital projects. The majority of our IRB portfolio is in educational and other non-profit sectors.
•Commercial real estate: Loans in this category include mortgage loans and lines of credit on commercial real estate, both investment and owner occupied. Property types financed include office, industrial, multi-family, affordable housing, retail, hotel, and other properties. As of September 30, 2026 and December 31, 2025, we had total commercial real estate loans of $9.5 billion and $9.4 billion, respectively, representing 40.5% and 40.8%, respectively, of our total loans as of each period end. As of both September 30, 2026 and December 31, 2025, owner occupied loans totaled $1.2 billion, representing 12.6% and 12.9% of our commercial real estate loans at September 30, 2026 and December 31, 2025, respectively. Collateral values are established by independent third-party appraisals and evaluations. The primary repayment sources include operating income generated by the real estate, permanent debt refinancing and/or the sale of the real estate. Our commercial real estate loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Commercial construction: Loans in this category include construction project financing and are comprised of commercial real estate, business banking and residential loans for the purpose of constructing and developing real estate. As of September 30, 2026 and December 31, 2025, we had total commercial construction loans of $450.5 million and $563.5 million, respectively, representing 1.9% and 2.4%, respectively, of our total loans. Our commercial construction loan portfolio also includes loans included in our SNC Program portfolio described above and IRB loans.
•Business banking: Loans in this category are comprised of loans to small businesses with exposures of under $1.0 million and small investment real estate projects with exposures of under $3.0 million. These loans are separate and distinct from our commercial and industrial and commercial real estate portfolios described above due to the size of the loans. As of September 30, 2026 and December 31, 2025, we had total business banking loans of $1.5 billion and $1.6 billion, representing 6.4% and 6.9%, respectively, of our total loans for each period end. In this category, commercial and industrial loans and commercial real estate loans totaled $304.7 million and $1.2 billion, respectively, as of September 30, 2026, and $307.6 million and $1.3 billion, respectively, as of December 31, 2025.
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
Residential Lending
•Residential real estate: Loans in this category consist of mortgage loans on residential real estate. As of both September 30, 2026 and December 31, 2025, we had total residential real estate loans of $5.2 billion, representing 22.1% and 22.7%, respectively, of our total loans. Underwriting considerations include, among others, income sources and their reliability, willingness to repay as evidenced by credit repayment history, financial resources including cash reserves and the value of the collateral. We maintain policy standards for minimum credit scores and cash reserves and maximum loan-to-value consistent with a “prime” portfolio. Collateral consists of mortgage liens on residential dwellings. We do not originate or purchase sub-prime or other high-risk loans. Residential real estate loans are originated either for sale to investors or to retain in our loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate characteristics, pricing for loans in the secondary mortgage market, competitive factors and our capital needs. Following our merger with HarborOne, which included the acquisition of HarborOne’s mortgage company, a portion of our loans sold on the secondary markets are sold with servicing retained. During the three and nine months ended September 30, 2026, residential real estate mortgage loan originations for secondary market sale were $88.6 million and $293.2 million, respectively, compared to $9.6 million and $24.5 million during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2026, residential real estate mortgage loan sales on secondary market were $101.2 million and $305.5 million, respectively, compared to $9.2 million and $33.0 million during the three and nine months ended September 30, 2025, respectively.
Consumer Lending
•Consumer home equity: Loans in this category consist of home equity lines of credit and home equity loans. As of September 30, 2026 and December 31, 2025, we had total consumer home equity loans of $1.9 billion and $1.8 billion, representing 7.9% and 7.6%, respectively, of our total loans. Home equity lines of credit are granted for ten years with monthly interest-only repayment requirements. Full principal repayment is required at the end of the ten-year draw period. Home equity lines of credit can be converted to term loans that are fully amortized. Underwriting considerations are materially consistent with those utilized in the residential real estate category. Collateral consists of a senior or subordinate lien on owner-occupied residential property.

•Other consumer: Loans in this category consist of unsecured personal lines of credit, overdraft protection, automobile and aircraft loans, home improvement loans and other personal loans. As of September 30, 2026 and December 31, 2025, we had total other consumer loans of $224.1 million and $232.0 million, respectively, representing 1.0% of our total loans at both September 30, 2026 and December 31, 2025. Our policy and underwriting in this category include the following factors, among others: income sources and reliability, credit histories, term of repayment and collateral value, as applicable.
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
Wealth Management Services
•Through our Cambridge Trust Wealth Management division, we provide a wide range of trust services, including (i) managing customer investments, (ii) serving as custodian for customer assets, and (iii) providing other fiduciary services, including serving as the trustee and personal representative of estates. As of September 30, 2026 and December 31, 2025, we held $11.5 billion and $10.1 billion, respectively, of assets in a fiduciary, custodial or agency capacity for customers, which are not our assets and therefore not included on the Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2026, we had noninterest income of $19.4 million and $57.4 million, respectively, from providing these services compared to $17.6 million and $51.3 million for the three and nine months ended September 30, 2025, respectively.
Outlook and Trends
Interest Rates
The interest rate environment remains an important driver of our earnings, balance sheet performance, and risk profile. During the third quarter of 2026, the Federal Open Market Committee increased the federal funds target range by 25 basis points to 3.75% to 4.00%. While the future path of monetary policy remains uncertain, market participants generally expect interest rates to remain elevated in the near term, with the potential for additional policy tightening should inflationary pressures persist.
Management continues to actively manage interest rate risk through balance sheet positioning and pricing strategies. While changes in interest rates may affect asset yields, funding costs, and the value of certain financial instruments, we believe our balance sheet remains well positioned to manage interest rate volatility. For further detail regarding interest rate risk management refer to Note 11, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q and “Management of Market Risk” within this Item 2.
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

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Net income (loss) (GAAP)	$111,034	$106,144	$281,509	$(11,289)
Non-GAAP adjustments:
Add:
Noninterest income components:
Losses on sales of securities available for sale, net	796	—	796	269,638
Gain on sale of other equity investment	(54)	(1,584)	(70)	(1,584)
(Gains) losses on sales of other assets	(742)	60	1,046	72
Noninterest expense components:
Expenses associated with staffing reorganization	—	—	2,706	—
Merger and acquisition expenses	—	3,218	29,611	5,800
Total impact of non-GAAP adjustments	—	1,694	34,089	273,926
Less net tax benefit associated with non-GAAP adjustment (1)	—	33,779	9,408	39,369
Non-GAAP adjustments, net of tax	$—	$(32,085)	$24,681	$234,557
Operating net income (non-GAAP)	$111,034	$74,059	$306,190	$223,268

Weighted average common shares outstanding during the period:
Basic	215,924,694	198,726,113	218,759,622	199,091,321
Diluted	217,164,817	199,478,940	220,016,315	199,091,321
Diluted for operating earnings per share computation (2)	217,164,817	199,478,940	220,016,315	199,981,015

Earnings (losses) per share, basic	$0.51	$0.53	$1.29	$(0.06)
Earnings (losses) per share, diluted	$0.51	$0.53	$1.28	$(0.06)

Operating earnings per share, basic (non-GAAP)	$0.51	$0.37	$1.40	$1.12
Operating earnings per share, diluted (non-GAAP)	$0.51	$0.37	$1.39	$1.12
(1)The net tax benefit associated with these items is generally determined by assessing whether each item is included or excluded from net taxable income and applying our combined statutory tax rate only to those items included in net taxable income.
(2)For the nine months ended September 30, 2025, which ended in a net loss, common stock equivalents are excluded from the calculation of diluted earnings per share for GAAP purposes as inclusion would have had an anti-dilutive effect. Common stock equivalents were included for purposes of computing diluted operating earnings per share.

The following table summarizes the impact of non-core items with respect to our total revenue, noninterest income (loss), noninterest expense, and the efficiency ratio, which reconciles to the most directly comparable respective GAAP financial measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income (GAAP)	$257,866	$200,248	$754,454	$591,177
Add:
Tax-equivalent adjustment (non-GAAP)	5,127	5,136	17,518	14,548
Fully-taxable equivalent net interest income on an operating basis (non-GAAP)	262,993	205,384	771,972	605,725
Noninterest income (loss) (GAAP)	48,696	41,252	149,841	(152,015)
Less:
Losses on sales of securities available for sale, net	(796)	—	(796)	(269,638)
Gain on sale of other equity investment	54	1,584	70	1,584
Gains (losses) on sales of other assets	742	(60)	(1,046)	(72)
Noninterest income on an operating basis (non-GAAP)	48,696	39,728	151,613	116,111
Noninterest expense (GAAP)	$159,686	$140,433	$526,264	$407,514
Less:
Expenses associated with staffing reorganization	—	—	2,706	—
Merger and acquisition expenses	—	3,218	29,611	5,800
Noninterest expense on an operating basis (non-GAAP)	159,686	137,215	493,947	401,714
Amortization of intangible assets	11,644	7,808	34,931	23,423
Noninterest expense for calculation of operating efficiency ratio (non-GAAP)	$148,042	$129,407	$459,016	$378,291
Total revenue (GAAP)	$306,562	$241,500	$904,295	$439,162
Total operating revenue (non-GAAP)	$311,689	$245,112	$923,585	$721,836
Ratios:
Efficiency ratio (GAAP)	52.09%	58.15%	58.20%	92.79%
Operating efficiency ratio (non-GAAP)	47.50%	52.80%	49.70%	52.41%

The following table summarizes the calculation of our tangible shareholders’ equity, tangible assets, the ratio of tangible shareholders’ equity to tangible assets, and tangible book value per share, which reconciles to the most directly comparable respective GAAP measure, as of the dates indicated:

	As of September 30,	As of December 31,
	2026	2025
	(Dollars in thousands, except per share data)
Tangible shareholders’ equity:
Total shareholders’ equity (GAAP)	$4,199,723	$4,340,553
Less: Goodwill and other intangibles	1,265,999	1,300,930
Tangible shareholders’ equity (non-GAAP)	2,933,724	3,039,623
Tangible assets:
Total assets (GAAP)	31,700,087	30,586,856
Less: Goodwill and other intangibles	1,265,999	1,300,930
Tangible assets (non-GAAP)	$30,434,088	$29,285,926
Shareholders’ equity to assets ratio (GAAP)	13.2%	14.2%
Tangible shareholders’ equity to tangible assets ratio (non-GAAP)	9.6%	10.4%
Book value per share:
Common shares issued and outstanding	226,336,697	235,646,558
Book value per share (GAAP)	$18.56	$18.42
Tangible book value per share (non-GAAP)	$12.96	$12.90
The following table summarizes the calculation of our average tangible shareholders’ equity and ratio of net income (loss) and operating net income to average tangible shareholders’ equity (“operating return on average tangible shareholders’ equity”), which reconciles to the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Tangible net income (loss):
Net income (loss) (GAAP)	$111,034	$106,144	$281,509	$(11,289)
Add: Amortization of intangible assets	11,644	7,808	34,931	23,423
Less: Tax effect of amortization of intangible assets (3)	3,214	2,163	9,641	6,488
Tangible net income (non-GAAP)	$119,464	$111,789	$306,799	$5,646

Operating net income (non-GAAP) (1)	$111,034	$74,059	$306,190	$223,268
Add: Amortization of intangible assets	11,644	7,808	34,931	23,423
Less: Tax effect of amortization of intangible assets (3)	3,214	2,163	9,641	6,488
Tangible operating net income (non-GAAP)	$119,464	$79,704	$331,480	$240,203

Average tangible shareholders’ equity:
Average total shareholders’ equity (GAAP)	$4,290,976	$3,733,353	$4,315,030	$3,647,154
Less: Average goodwill and other intangibles	1,272,791	1,031,827	1,284,638	1,039,586
Average tangible shareholders’ equity (non-GAAP)	$3,018,185	$2,701,526	$3,030,392	$2,607,568
Ratios:
Return (loss) on average total shareholders’ equity (GAAP) (2)	10.27%	11.28%	8.72%	(0.42)%
Return on average tangible shareholders’ equity (non-GAAP) (2)	15.70%	16.42%	13.54%	0.29%
Operating return on average tangible shareholders’ equity (non-GAAP) (2)	15.70%	11.71%	14.62%	12.32%
(1)Refer to the table above within this “Non-GAAP Financial Measures” section for a reconciliation of operating net income to net income (loss).

(2)Presented on an annualized basis.
(3)The tax effect of amortization of intangible assets was calculated for the three and nine months ended September 30, 2026 and 2025 using our combined statutory tax rate of 27.6% and 27.7%, respectively.
Financial Position
Summary of Financial Position

	As of September 30, 2026	As of December 31, 2025	Change
			Amount ($)	Percentage (%)
	(Dollars in thousands)
Cash and cash equivalents	$547,060	$316,869	$230,191	72.6%
Securities available for sale	3,938,626	3,825,569	113,057	3.0%
Securities held to maturity	839,846	599,557	240,289	40.1%
Loans, net of allowance for loan losses	23,238,014	22,753,224	484,790	2.1%
Federal Home Loan Bank stock	39,840	13,838	26,002	187.9%
Goodwill and other intangible assets	1,265,999	1,300,930	(34,931)	(2.7)%
Deposits	26,016,808	25,470,751	546,057	2.1%
Borrowed funds	903,931	214,938	688,993	320.6%
Cash and cash equivalents
Total cash and cash equivalents increased by $230.2 million, or 72.6%, to $547.1 million at September 30, 2026 from $316.9 million at December 31, 2025. This increase in the balance of our cash and cash equivalents at September 30, 2026, compared to December 31, 2025, was due to a net increase in total deposits and borrowings, and AFS and HTM maturities and principal paydowns, partially offset by purchases of AFS and HTM securities, net loan originations, and repurchases of common stock. Refer to the Statement of Cash Flows for additional information. For further discussion of the change in deposits and loans, refer to the later “Loans” and “Deposits” sections in this Item 2.
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
U.S. government securities: As of September 30, 2026 and December 31, 2025 our U.S. government securities consisted of U.S. Treasury securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes, and as collateral for interest rate derivative positions.
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

The following table shows the fair value of our securities by investment category as of the dates indicated:
Securities Portfolio Composition

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Available for sale securities, at fair value:
Government-sponsored residential mortgage-backed securities	$2,760,230	$2,533,309
Government-sponsored commercial mortgage-backed securities	970,217	1,060,331
U.S. Treasury securities	50,009	50,350
State and municipal bonds and obligations	158,170	181,579
Total available for sale securities, at fair value	3,938,626	3,825,569
Held to maturity securities, at amortized cost:
Government-sponsored residential mortgage-backed securities	194,240	210,142
Government-sponsored commercial mortgage-backed securities	179,387	185,185
State and municipal bonds and obligations	397,331	167,346
Corporate bonds	68,888	36,884
Total held to maturity securities, at amortized cost	839,846	599,557
Total	$4,778,472	$4,425,126
Our securities portfolio increased $0.4 billion, or 8.0%, to $4.8 billion at September 30, 2026 from $4.4 billion at December 31, 2025. This increase was primarily due to purchases of AFS and HTM securities of $0.9 billion, partially offset by AFS and HTM maturities and principal paydowns of $0.4 billion.
We did not have trading investments at September 30, 2026 or December 31, 2025.
A portion of our securities portfolio continues to be tax-exempt. Investments in federally tax-exempt securities totaled $516.3 million at September 30, 2026 compared to $348.8 million at December 31, 2025.
Our AFS securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3 within the fair value hierarchy. As of both September 30, 2026 and December 31, 2025, we had no securities categorized as Level 3 within the fair value hierarchy.

The following tables show contractual maturities of our AFS and HTM securities and weighted average yields at and for the periods ended September 30, 2026 and December 31, 2025. Maturities of our securities portfolio are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Weighted average yields in the tables below have been calculated based on the amortized cost of the security:
Securities Portfolio, Weighted Average Yield

	Securities Maturing as of September 30, 2026 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	1.95%	2.49%	1.45%	3.34%	3.22%
Government-sponsored commercial mortgage-backed securities	2.82	3.97	1.98	2.02	3.00
U.S. Treasury securities	4.19	—	—	—	4.19
State and municipal bonds and obligations	2.71	3.12	3.81	4.17	3.82
Total available for sale securities	3.25%	3.90%	1.95%	3.19%	3.20%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.86%	2.86%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.35	—	2.21
State and municipal bonds and obligations	—	—	5.18	5.65	5.64
Corporate bonds	7.35	—	6.75	6.81	6.76
Total held to maturity securities	7.35%	2.16%	4.65%	4.77%	4.36%
Total	3.28%	3.58%	2.70%	3.42%	3.38%

	Securities Maturing as of December 31, 2025 (1)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Total
Available for sale securities:
Government-sponsored residential mortgage-backed securities	2.54%	2.43%	2.21%	2.92%	2.91%
Government-sponsored commercial mortgage-backed securities	2.10	3.94	1.98	2.02	3.02
U.S. Treasury securities	4.19	—	—	—	4.19
State and municipal bonds and obligations	2.52	2.93	3.74	4.15	3.75
Total available for sale securities	3.68%	3.86%	2.78%	2.83%	3.00%
Held to maturity securities:
Government-sponsored residential mortgage-backed securities	—%	—%	—%	2.87%	2.87%
Government-sponsored commercial mortgage-backed securities	—	2.16	2.35	—	2.21
State and municipal bonds and obligations	—	—	—	5.54	5.54
Corporate bonds	—	7.35	7.10	—	7.11
Total held to maturity securities	—%	2.20%	4.23%	4.05%	3.67%
Total	3.68%	3.58%	3.39%	2.95%	3.08%
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

Loans
The following table shows the composition of our loan portfolio, by category, as of the dates indicated:
Loan Portfolio Composition

			Change
	As of September 30, 2026	As of December 31, 2025	Amount ($)	Percentage (%)
	(Dollars in thousands)
Commercial and industrial	$4,783,893	$4,324,615	$459,278	10.6%
Commercial real estate	9,619,367	9,529,071	90,296	0.9%
Commercial construction	451,356	567,597	(116,241)	(20.5)%
Business banking	1,522,374	1,603,489	(81,115)	(5.1)%
Residential real estate	5,465,452	5,516,114	(50,662)	(0.9)%
Consumer home equity	1,869,043	1,758,099	110,944	6.3%
Other consumer	262,592	275,511	(12,919)	(4.7)%
Total gross loans	$23,974,077	$23,574,496	$399,581	1.7%
We consider our loan portfolio to be relatively diversified by borrower and industry. Our gross loans increased $0.4 billion, or 1.7%, to $24.0 billion at September 30, 2026 from $23.6 billion at December 31, 2025. The increase was primarily due to continued investment in resources targeted to grow our commercial and industrial loan portfolio and ongoing promotion of our consumer home equity products.
We believe that our commercial loan portfolio composition is relatively diversified in terms of industry sectors, property types and various lending specialties, and it is concentrated in the New England geographical area, with 85.0% of our commercial loans in Massachusetts, New Hampshire, or Rhode Island as of September 30, 2026.
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
Special mention, substandard and doubtful loans totaled 5.1% and 5.0% of total commercial loans outstanding at September 30, 2026 and December 31, 2025, respectively.
Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.
The delinquency rate of our total loan portfolio stayed consistent at 0.56% at both September 30, 2026 and December 31, 2025.

The following table provides details regarding our delinquency rates as of the dates indicated:
Loan Delinquency Rates

	Delinquency Rate as of
	September 30, 2026	December 31, 2025
Portfolio
Commercial and industrial	0.43%	0.17%
Commercial real estate	0.13%	0.22%
Commercial construction	—%	0.18%
Business banking	1.35%	1.83%
Residential real estate	1.05%	1.02%
Consumer home equity	1.26%	0.99%
Other consumer	0.32%	0.35%
Total	0.56%	0.56%
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
NPLs decreased $87.5 million, or 50.8%, to $84.8 million at September 30, 2026 from $172.3 million at December 31, 2025. NPLs as a percentage of total loans decreased to 0.36% at September 30, 2026 from 0.75% at December 31, 2025. Driving this decline is continued efforts to work with commercial loan borrowers to either exit certain relationships through sales or otherwise alleviate non-performance through regular payoffs.
The total amount of interest recorded on NPLs during both the nine months ended September 30, 2026 and 2025 was not significant. The gross interest income that would have been recorded under the original terms of those loans if they had been performing amounted to $5.2 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively.
In the course of resolving NPLs, we may choose to restructure the contractual terms of certain loans. We attempt to work-out alternative payment schedules with the borrowers in order to avoid foreclosure actions. The aggregate amortized cost balance as of September 30, 2026 of loans modified during the three and nine months ended September 30, 2026 which were determined to be modifications to borrowers experiencing financial difficulty was $61.7 million and $82.3 million, respectively. The aggregate amortized cost balance as of September 30, 2025 of loans modified during the three and nine months ended September 30, 2025 which were determined to be modifications to borrowers experiencing financial difficulty was $54.3 million and $65.5 million, respectively.
As of September 30, 2026 there were two loans with an aggregate balance of $0.4 million that had been modified to borrowers experiencing financial difficulty during the during the twelve-month period then ended and which had subsequently defaulted during the nine months ended September 30, 2026. As of September 30, 2025 there was one loan with a balance of less than $0.1 million that had been modified to borrowers experiencing financial difficulty during the during the twelve-month period then ended which had subsequently defaulted during the nine months ended September 30, 2025.
Our policy is that any restructured loan, which is on non-accrual status prior to being modified, remain on non-accrual status for approximately six months subsequent to being modified before we consider its return to accrual status. If the restructured loan is on accrual status prior to being modified, we review it to determine if the modified loan should remain on accrual status.
Purchased credit deteriorated (“PCD”) loans are loans that we acquired that have shown evidence of deterioration of credit quality since origination and, therefore, it was deemed unlikely that all contractually required payments would be collected upon the merger date. We consider factors such as payment history, collateral values and accrual status when determining whether there was evidence of deterioration at the merger date. As of September 30, 2026 and December 31, 2025, the carrying amount of PCD loans was $520.8 million and $659.7 million, respectively.
Potential Problem Loans. In the normal course of business, we become aware of possible credit problems in which borrowers exhibit the potential to be unable to comply in the future with the contractual terms of their loans, but which currently do not yet meet the criteria for classification as NPLs. These loans are neither delinquent nor on non-accrual status. Our potential problem loans, or loans with potential weaknesses that were not included in the non-accrual loans or in the loans 90 or more past due categories, increased by $169.4 million, or 40.9%, to $583.1 million at September 30, 2026 from $413.7 million at December 31, 2025. These loans as a percentage of total loans increased to 2.5% at September 30, 2026 from 1.8% at December 31, 2025.
Commercial Real Estate Office Exposure. As of September 30, 2026 and December 31, 2025 our total office-related commercial real estate (“CRE”) loans (which is comprised of loans within our commercial real estate and construction portfolios that are secured by office space, medical office space, mixed-use, and laboratory/life sciences office properties where rental income is primarily from office space) totaled $1.2 billion and $1.3 billion, respectively. As of September 30, 2026, our office-related CRE loans are primarily concentrated in Massachusetts, where approximately 87.9% of the total recorded investment balance of office-related CRE loans are located, and approximately 16.0% of the total recorded investment balance of office-related CRE loans are located in the City of Boston.
Given prevailing market conditions such as reduced occupancy as a result of the increase in hybrid and fully remote work arrangements post-COVID and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality. Such monitoring includes incremental risk management strategies undertaken by management including monthly internal CRE office exposure portfolio reporting, more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis such as maturity risk analysis and rent rollover risk analysis. As of September 30, 2026, one of these loans, which had a recorded investment balance of $7.0 million, was on non-accrual status. As of December 31, 2025, four of these loans were on non-accrual status and had an aggregate recorded investment balance of $36.7 million.

The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and credit quality indicator as of the dates indicated:

	September 30, 2026	December 31, 2025
	(In thousands)
Commercial real estate
Pass	$989,393	$1,065,028
Special mention	37,739	38,503
Substandard	107,744	105,824
Doubtful	6,860	36,772
Total commercial real estate	$1,141,736	$1,246,127
Commercial construction
Pass	$12,389	$25,021
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total commercial construction	$12,389	$25,021
Total	$1,154,125	$1,271,148
The following table sets forth the unpaid principal balance of office-related CRE loans by loan segment and collateral use type as of the dates indicated:

	September 30, 2026	December 31, 2025
	(In thousands)
Commercial real estate
Office	$544,451	$562,157
Medical office	93,346	135,003
Mixed-use	402,580	425,529
Laboratory/life science	101,359	123,438
Total commercial real estate	$1,141,736	$1,246,127
Commercial construction
Office	$—	$489
Medical office	12,389	5,324
Mixed-use	—	19,208
Laboratory/life science	—	—
Total commercial construction	$12,389	$25,021
Total	$1,154,125	$1,271,148
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
The allowance for loan losses decreased by $4.7 million, to $327.2 million, or 1.39% of total loans, at September 30, 2026 from $331.8 million, or 1.44% of total loans, at December 31, 2025. The decrease in the allowance for loan losses for the nine months ended September 30, 2026 was primarily due to charge-offs of loans that were previously reserved for on a specific reserve basis.
In the ordinary course of business, we enter into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the reserving method for loans receivable previously described. The reserve for unfunded lending commitments is included in other liabilities in the Consolidated Balance Sheets. Our reserve for unfunded lending commitments remained consistent at $16.2 million at September 30, 2026 compared to $16.4 million at December 31, 2025.

The following table summarizes credit ratios for the periods presented:
Credit Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net loan (recoveries) charge-offs:
Commercial and industrial	$1,385	$1,405	$7,113	$1,469
Commercial real estate	1,798	3,979	13,642	14,294
Commercial construction	—	—	—	—
Business banking	1,576	307	2,487	384
Residential real estate	(51)	70	(55)	(5)
Consumer home equity	27	77	(30)	72
Other consumer	475	337	1,538	1,000
Total net loan charge-offs	$5,210	$6,175	$24,695	$17,214
Average loans:
Commercial and industrial	$4,675,924	$3,719,321	$4,485,452	$3,529,505
Commercial real estate	9,509,486	7,268,352	9,452,394	7,249,712
Commercial construction	446,183	482,299	490,996	467,920
Business banking	1,525,035	1,387,738	1,525,296	1,320,256
Residential real estate	5,188,437	3,892,691	5,188,540	3,897,421
Consumer home equity	1,844,421	1,481,213	1,797,893	1,437,830
Other consumer	219,081	216,038	220,938	218,450
Average total loans (1)	$23,408,567	$18,447,652	$23,161,509	$18,121,094
Net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.03%	0.04%	0.16%	0.04%
Commercial real estate	0.02	0.05	0.14	0.20
Commercial construction	—	—	—	—
Business banking	0.10	0.02	0.16	0.03
Residential real estate	(0.00)	0.00	(0.00)	(0.00)
Consumer home equity	0.00	0.01	(0.00)	0.01
Other consumer	0.22	0.16	0.70	0.46
Total net charge-offs to average loans outstanding during the period:	0.02%	0.03%	0.11%	0.09%
Total loans	$23,565,195	$18,565,716	$23,565,195	$18,565,716
Total non-accrual loans	$84,839	$69,207	$84,839	$69,207
Allowance for loan losses	$327,181	$233,038	$327,181	$233,038
Allowance for loan losses as a percent of total loans	1.39%	1.26%	1.39%	1.26%
Non-accrual loans as a percent of total loans	0.36%	0.37%	0.36%	0.37%
Allowance for loan losses as a percent of non-accrual loans	385.65%	336.73%	385.65%	336.73%
(1)Average loan balances exclude loans held for sale
Non-accrual loans increased $15.6 million, or 22.6%, to $84.8 million at September 30, 2026 from $69.2 million at September 30, 2025 primarily due to loans acquired from HarborOne in the fourth quarter of 2025 and which were already on non-accrual or were transferred to non-accrual following the completion of the merger. For additional information regarding the credit quality of our loans, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

The following table sets forth the allocation of the allowance for loan losses by loan categories listed in loan portfolio composition as of the dates indicated:
Summary of Allocation of Allowance for Loan Losses

	As of September 30, 2026			As of December 31, 2025
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$65,855	20.13%	20.23%	$65,768	19.82%	18.34%
Commercial real estate	173,735	53.10%	40.47%	164,376	49.53%	40.42%
Commercial construction	10,930	3.34%	1.91%	21,058	6.35%	2.41%
Business banking	22,001	6.72%	6.43%	22,921	6.91%	6.80%
Residential real estate	40,538	12.39%	22.08%	44,177	13.31%	23.40%
Consumer home equity	10,538	3.22%	7.92%	9,171	2.76%	7.46%
Other consumer	3,584	1.10%	0.95%	4,370	1.32%	1.17%
Total	$327,181	100.00%	100.00%	$331,841	100.00%	100.00%
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
We held an investment in the FHLBB of $39.8 million and $13.8 million at September 30, 2026 and December 31, 2025, respectively. The amount of stock we are required to purchase is proportional to our FHLB advances and level of total assets. Accordingly, our FHLB stock increased due to an increase in our FHLB advances as of September 30, 2026.

Goodwill and other intangible assets
The table below sets forth the carrying amount of goodwill and other intangible assets, net of accumulated amortization, as of the dates indicated below:

	September 30, 2026	December 31, 2025
	(In thousands)
Balances not subject to amortization
Goodwill	$1,117,148	$1,117,148
Balances subject to amortization
Core deposit intangibles	132,154	164,280
Customer list intangible	16,093	18,711
Trade name intangible	604	791
Total balances subject to amortization	148,851	183,782
Total goodwill and other intangible assets	$1,265,999	$1,300,930
The balance of our goodwill and other intangible assets was $1.3 billion at both September 30, 2026 and December 31, 2025. We did not record any impairment to our goodwill or other intangible assets during the nine months ended September 30, 2026.
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
The following table presents our deposits as of the dates presented:
Components of Deposits

			Change
	As of September 30, 2026	As of December 31, 2025	Amount ($)	Percentage (%)
	(Dollars in thousands)
Demand	$6,509,306	$6,341,205	$168,101	2.7%
Interest checking	4,765,857	4,727,219	38,638	0.8%
Savings	2,102,771	2,010,028	92,743	4.6%
Money market investments	8,501,739	7,885,707	616,032	7.8%
Certificate of deposits	4,137,135	4,506,592	(369,457)	(8.2)%
Total deposits	$26,016,808	$25,470,751	$546,057	2.1%
Deposits increased by $0.5 billion, or 2.1%, to $26.0 billion at September 30, 2026 from $25.5 billion at December 31, 2025. This increase was driven by regular deposit inflows primarily comprised of seasonal inflows of municipal deposits during the nine months ended September 30, 2026 and increased utilization of brokered deposits.
The Bank’s estimate of total uninsured deposits was $10.8 billion and $10.2 billion at September 30, 2026 and December 31, 2025, respectively. In accordance with the FDIC’s Call Report instructions, these estimates include accounts of wholly-owned subsidiaries, the holding company, and internal operating deposit accounts (together referred to as “internal deposit accounts”). In addition, these estimates include municipal deposit accounts for which securities were pledged by us to secure such deposits (“collateralized deposits”). For liquidity monitoring purposes, we exclude internal deposit accounts and collateralized deposits from our estimate of uninsured deposits. Our estimate of uninsured deposits, excluding internal deposit accounts and collateralized deposits, was $8.1 billion at both September 30, 2026 and December 31, 2025.

The following table presents the classification of deposits on an average basis for the periods below:
Classification of Deposits on an Average Basis

	For the Nine Months Ended September 30, 2026		For the Year Ended December 31, 2025
	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Demand	$6,419,918	—%	$5,803,876	—%
Interest checking	4,765,639	0.92%	4,482,914	0.94%
Savings	2,102,067	0.40%	1,683,451	0.30%
Money market investments	8,054,356	2.24%	6,309,936	2.35%
Certificate of deposits	4,255,220	3.52%	3,487,640	3.93%
Total deposits	$25,597,200	1.49%	$21,767,817	1.53%
Other time deposits in excess of the FDIC insurance limit of $250,000, including certificates of deposits as of the dates indicated, had maturities as follows:

	As of September 30, 2026	As of December 31, 2025
Maturing in	(In thousands)
Three months or less	$382,631	$734,723
Over three months through six months	278,466	467,873
Over six months through 12 months	333,012	202,541
Over 12 months	292,360	8,465
Total	$1,286,469	$1,413,602
Borrowings
Our borrowings consist of both short-term and long-term borrowings and provide us with sources of funding. Maintaining available borrowing capacity provides us with a contingent source of liquidity. The following table sets forth the balances on our borrowings as of the dates and for the periods indicated:
Borrowings by Category

			Change
	As of September 30, 2026	As of December 31, 2025	Amount ($)	Percentage (%)
	(Dollars in thousands)
Interest rate swap collateral funds	$82,461	$15,321	$67,140	438.2%
FHLB advances	821,470	199,617	621,853	311.5%
Total	$903,931	$214,938	$688,993	320.6%
Our total borrowings increased by $689.0 million to $903.9 million at September 30, 2026 compared to $214.9 million at December 31, 2025. The increase was primarily due to increased utilization of FHLB advances which were used to fund interest-earning asset growth during the nine months ended September 30, 2026. Refer to the later “Liquidity, Capital Resources, Contractual Obligations, Commitments and Contingencies” section in this Item 2 for additional discussion of our liquidity position.

Results of Operations
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2026	2025	Amount ($)	Percentage	2026	2025	Amount ($)	Percentage
	(Dollars in thousands)
Interest and dividend income	$363,316	$283,016	$80,300	28.4%	$1,052,771	$828,060	$224,711	27.1%
Interest expense	105,450	82,768	22,682	27.4%	298,317	236,883	61,434	25.9%
Net interest income	257,866	200,248	57,618	28.8%	754,454	591,177	163,277	27.6%
Provision for allowance for loan losses	6,756	7,100	(344)	(4.8)%	19,267	21,300	(2,033)	(9.5)%
Noninterest income (loss)	48,696	41,252	7,444	18.0%	149,841	(152,015)	301,856	198.6%
Noninterest expense	159,686	140,433	19,253	13.7%	526,264	407,514	118,750	29.1%
Income tax expense (benefit)	29,086	(12,177)	41,263	338.9%	77,255	21,637	55,618	257.1%
Net income (loss)	111,034	106,144	4,890	4.6%	281,509	(11,289)	292,798	2,593.7%
Comparison of the three and nine months ended September 30, 2026 and 2025
Interest and Dividend Income
Interest and dividend income increased by $80.3 million, or 28.4%, to $363.3 million during the three months ended September 30, 2026 from $283.0 million during the three months ended September 30, 2025. The increase was primarily due to an increase in the average balance of our loan portfolio and an increase in yields in our securities and loan portfolios. Our yields on loans and securities are generally presented on an FTE basis where the embedded tax benefit on loans and securities are calculated and added to the yield. Management believes that this presentation allows for better comparability between institutions with different tax structures.
•Interest income on loans increased $74.5 million, or 30.5%, to $318.7 million during the three months ended September 30, 2026 from $244.2 million during the three months ended September 30, 2025. The increase in interest income on our loans was due to an increase in the average balance on our loans and an increase in the yield on our loans. The average balance of our loan portfolio increased $5.0 billion, or 27.0%, to $23.4 billion during the three months ended September 30, 2026 from $18.4 billion during the three months ended September 30, 2025. This increase was primarily due to loans acquired in connection with our merger with HarborOne, which was completed in November 2025. The overall yield on our loans increased 11 basis point during the three months ended September 30, 2026 in comparison to the three months ended September 30, 2025, which was primarily due to accretion of discounts, on a net basis, recorded related to loans acquired in our merger with HarborOne.
•Interest income on securities and other short-term investments increased by $5.8 million, or 14.8%, to $44.6 million during the three months ended September 30, 2026 from $38.8 million during the three months ended September 30, 2025. The increase was primarily due to an increase in our combined yield on our securities and other short-term investments, which increased 27 basis points during the three months ended September 30, 2026 in comparison to the three months ended September 30, 2025 due to the purchase of new securities with higher yields.
Interest and dividend income increased by $224.7 million, or 27.1%, to $1.1 billion during the nine months ended September 30, 2026 from $828.1 million during the nine months ended September 30, 2025. The increase was primarily due to an increase in both the average balance of our loan portfolio and yields on our loan and securities portfolios.
•Interest income on loans increased $215.2 million, or 30.2%, to $929.0 million during the nine months ended September 30, 2026 from $713.8 million during the nine months ended September 30, 2025. The increase in interest income on our loans was due to an increase in the average balance and an increase in the yield on our loans. The average balance of our loan portfolio increased $5.1 billion, or 27.9%, to $23.2 billion during the nine months ended September 30, 2026 from $18.1 billion during the nine months ended September 30, 2025. This increase was primarily due to loans acquired in connection with our merger with HarborOne, which was completed in November 2025. The overall yield on our loans increased 8 basis points during the nine months ended September 30, 2026 in comparison to the nine months ended September 30, 2025, which was primarily due to accretion of the discounts, on a net basis, recorded related to loans acquired in our merger with HarborOne.

•Interest income on securities and other short-term investments increased by $9.5 million, or 8.3%, to $123.8 million during the nine months ended September 30, 2026 from $114.3 million during the nine months ended September 30, 2025. The increase was primarily due to an increase in our combined yield on our securities and other short-term investments, which increased 28 basis points during the nine months ended September 30, 2026 in comparison to the nine months ended September 30, 2025 due to the purchase of new securities with higher yields.
Interest Expense
Interest expense increased by $22.7 million to $105.5 million during the three months ended September 30, 2026 from $82.8 million during the three months ended September 30, 2025. This increase was primarily due to both an increase in deposit interest expense and an increase in borrowings interest expense.
Interest expense on our interest-bearing deposits increased $20.4 million to $102.8 million during the three months ended September 30, 2026 from $82.4 million during the three months ended September 30, 2025. This increase was due to an increase in the average balance of our interest-bearing deposits. Average interest-bearing deposits increased by $4.1 billion, or 26.8%, to $19.6 billion during the three months ended September 30, 2026 from $15.5 billion during the three months ended September 30, 2025, which was primarily due to our merger with HarborOne, which added approximately $3.5 billion in interest-bearing deposits.
Interest expense related to our borrowings increased by $2.2 million to $2.6 million during the three months ended September 30, 2026 from $0.4 million during the three months ended September 30, 2025. The increase in borrowings interest expense during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to an increase in our total borrowings due to higher utilization of FHLB advances to fund loan growth.
Interest expense increased by $61.4 million to $298.3 million during the nine months ended September 30, 2026 from $236.9 million during the nine months ended September 30, 2025. This increase was primarily due to an increase in deposit interest expense and an increase in borrowings interest expense.
Interest expense on our interest-bearing deposits increased $51.2 million to $286.3 million during the nine months ended September 30, 2026 from $235.1 million during the nine months ended September 30, 2025. This increase was due to an increase in the average balance of our interest-bearing deposits. Average interest-bearing deposits increased by $4.0 billion, or 25.8%, to $19.2 billion during the nine months ended September 30, 2026 from $15.2 billion during the nine months ended September 30, 2025, which was primarily due to our merger with HarborOne, which added approximately $3.5 billion in interest-bearing deposits.
Interest expense related to our borrowings increased by $10.2 million to $12.0 million during the nine months ended September 30, 2026 from $1.8 million during the nine months ended September 30, 2025. The increase in borrowings interest expense during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to an increase in our total borrowings due to higher utilization of FHLB advances to fund interest-earning asset growth.
Net Interest Income
Net interest income increased by $57.7 million, or 28.8%, to $257.9 million during the three months ended September 30, 2026 from $200.2 million for the three months ended September 30, 2025. Net interest income increased due to an increase in our net interest margin of 15 basis points, to 3.62% during the three months ended September 30, 2026 from 3.47% during the three months ended September 30, 2025.
Net interest income increased by $163.3 million, or 27.6%, to $754.5 million during the nine months ended September 30, 2026 from $591.2 million during the nine months ended September 30, 2025. Net interest income increased due to an increase in our net interest margin of 16 basis points, to 3.64% during the nine months ended September 30, 2026 from 3.48% during the nine months ended September 30, 2025.

The following chart shows our net interest margin over the past five quarters:

Net Interest Margin ("NIM")
3.70%
3.65%
3.60%
3.55%
3.50%
3.45%
2025 Q3
2025 Q4
2026 Q1
2026 Q2
2026 Q3
NIM

Net interest margin is determined by dividing FTE net interest income by average total interest-earning assets. For purposes of the following discussion, income from tax-exempt loans and investment securities has been adjusted to an FTE basis, using marginal tax rates of 20.5% and 21.2% for the three and nine months ended September 30, 2026, respectively, compared to 21.8% for both the three and nine months ended September 30, 2025.
Net interest margin increased 15 basis points during the three months ended September 30, 2026 to 3.62% from 3.47% during the three months ended September 30, 2025. The increase in net interest margin for the three months ended September 30, 2026 from the three months ended September 30, 2025 was primarily due to an increase in our average balance and yield on interest-earning assets which exceeded the increase in our average balance of interest-bearing liabilities.
Net interest margin increased 16 basis points to 3.64% during the nine months ended September 30, 2026 from 3.48% during the nine months ended September 30, 2025. The increase in net interest margin for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 was primarily due to an increase in our average balance and yield on interest-earning assets which exceeded the increase in our average balance of interest-bearing liabilities.
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

Average Balances, Interest Earned/Paid, & Average Yields

	As of and for the three months ended September 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Cost (5)	Average Outstanding Balance	Interest	Average Yield /Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$16,156,629	$224,936	5.52%	$12,857,709	$176,656	5.45%
Residential	5,203,356	63,425	4.84%	3,893,213	43,229	4.41%
Consumer	2,063,502	34,053	6.55%	1,697,250	28,829	6.74%
Total loans	23,423,487	322,414	5.46%	18,448,172	248,714	5.35%
Non-taxable investment securities	546,947	6,719	4.87%	266,235	2,807	4.18%
Taxable investment securities	4,666,301	37,246	3.17%	4,467,739	33,336	2.96%
Other short-term investments	201,851	2,064	4.06%	311,361	3,295	4.20%
Total interest-earning assets	$28,838,586	$368,443	5.07%	$23,493,507	$288,152	4.87%
Non-interest-earning assets	2,505,595			1,918,788
Total assets	$31,344,181			$25,412,295
Interest-bearing liabilities:
Deposits:
Savings account	$2,125,052	$2,507	0.47%	$1,583,793	$1,195	0.30%
Interest checking account	4,947,351	13,223	1.06%	4,431,043	11,037	0.99%
Money market investment	8,258,788	48,572	2.33%	6,190,974	38,353	2.46%
Time account	4,302,742	38,507	3.55%	3,281,540	31,780	3.84%
Total interest-bearing deposits	19,633,933	102,809	2.08%	15,487,350	82,365	2.11%
Borrowings	350,556	2,641	2.99%	48,456	403	3.30%
Total interest-bearing liabilities	$19,984,489	$105,450	2.09%	$15,535,806	$82,768	2.11%
Demand accounts	6,492,761			5,636,416
Other noninterest-bearing liabilities	575,955			506,720
Total liabilities	27,053,205			21,678,942
Shareholders’ equity	4,290,976			3,733,353
Total liabilities and shareholders’ equity	$31,344,181			$25,412,295
Net interest income – FTE		$262,993			$205,384
Net interest rate spread (2)			2.98%			2.76%
Net interest-earning assets (3)	$8,854,097			$7,957,701
Net interest margin – FTE (4)			3.62%			3.47%
Average interest-earning assets to interest-bearing liabilities	144.30%			151.22%
Return on average assets (5)(6)	1.41%			1.66%
Return on average equity (5)(7)	10.27%			11.28%
Noninterest expense to average assets	2.02%			2.19%
(1)Non-accrual loans are included in loans.
(2)Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)Net interest margin - FTE represents fully-taxable equivalent net interest income divided by average total interest-earning assets. Refer to the earlier “Non-GAAP Financial Measures” section within this Item 2 for additional information.
(5)Presented on an annualized basis.
(6)Represents net income divided by average total assets.
(7)Represents net income divided by average equity.

	As of and for the nine months ended September 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield /Cost (5)	Average Outstanding Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Commercial	$15,954,138	$655,867	5.50%	$12,567,394	$515,132	5.48%
Residential	5,206,730	187,906	4.83%	3,898,555	129,133	4.43%
Consumer	2,018,831	99,020	6.56%	1,656,280	82,545	6.66%
Total loans	23,179,699	942,793	5.44%	18,122,229	726,810	5.36%
Non-taxable investment securities	476,242	17,164	4.82%	233,129	6,899	3.96%
Taxable investment securities	4,552,924	105,484	3.10%	4,610,254	98,609	2.86%
Other short-term investments	176,351	4,848	3.68%	325,734	10,290	4.22%
Total interest-earning assets	$28,385,216	$1,070,289	5.04%	$23,291,346	$842,608	4.84%
Non-interest-earning assets	2,546,755			1,888,194
Total assets	$30,931,971			$25,179,540
Interest-bearing liabilities:
Deposits:
Savings account	$2,102,067	$6,359	0.40%	$1,621,139	$3,598	0.30%
Interest checking account	4,765,639	32,865	0.92%	4,444,447	31,256	0.94%
Money market investment	8,054,356	135,126	2.24%	5,941,055	103,711	2.33%
Time account	4,255,220	111,933	3.52%	3,240,655	96,504	3.98%
Total interest-bearing deposits	19,177,282	286,283	2.00%	15,247,296	235,069	2.06%
Borrowings	457,117	12,034	3.52%	66,549	1,814	3.64%
Total interest-bearing liabilities	$19,634,399	$298,317	2.03%	$15,313,845	$236,883	2.07%
Demand accounts	6,419,918			5,679,832
Other noninterest-bearing liabilities	562,624			538,709
Total liabilities	26,616,941			21,532,386
Shareholders’ equity	4,315,030			3,647,154
Total liabilities and shareholders’ equity	$30,931,971			$25,179,540
Net interest income – FTE		$771,972			$605,725
Net interest rate spread (2)			3.01%			2.77%
Net interest-earning assets (3)	$8,750,817			$7,977,501
Net interest margin – FTE (4)			3.64%			3.48%
Average interest-earning assets to interest-bearing liabilities	144.57%			152.09%
Return (loss) on average assets (5)(6)	1.22%			(0.06)%
Return (loss) on average equity (5)(7)	8.72%			(0.41)%
Noninterest expense to average assets	2.27%			2.16%
(1)Non-accrual loans are included in loans.
(2)Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
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
$40,000
$30,000
$20,000
$10,000
$—
(in millions)
2025 Q3
2025 Q4
2026 Q1
2026 Q2
2026 Q3
Residential real estate loans
Commercial loans
Consumer loans
Investment securities
Other interest-earning assets

Provision for Loan Losses
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses.
We recorded provisions for allowance for loan losses of $6.8 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively, and provisions of $19.3 million and $21.3 million for the nine months ended September 30, 2026 and 2025, respectively. The slight decline in provisions for allowance for loan losses despite increased charge-offs is primarily due to loans charged-off which had specific reserves that were established in prior periods, which represented the majority of our charge-offs during the nine months ended September 30, 2026.
Our periodic evaluation of the appropriate allowance for loan losses considers the risk characteristics of the loan portfolio, current economic conditions, and trends in loan delinquencies and charge-offs.
Management’s estimate of our allowance for loan losses as of September 30, 2026 and the provision for allowance for loan losses for the three and nine months ended September 30, 2026, was supported, in part, by Oxford Economics’ September 2026 Baseline forecast (“the forecast”) which was used to develop management’s estimate of the effect of expected future economic conditions on the allowance for loan losses. The forecast assumed the U.S. economy will grow slightly in 2026, however with recent increased intensity around the United States’ conflict in Iran, the growth forecast has been downgraded slightly. The forecast also assumed unemployment rates to remain steady. Further, the FOMC raised federal funds rates in September 2026 and is expected to increase rates again in December 2026 before holding rates steady in 2027. Refer to the section titled “Outlook and Trends” within this Item 2 for additional discussion. For additional discussion of our allowance for credit losses measurement methodology, see Note 4, “Loans and Allowance for Credit Losses” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.
To illustrate the sensitivity of the modeled result to the impact of a hypothetical change in the economic forecast, management calculated the allowance for loan losses assuming the downside economic forecast scenario and, separately, the upside economic forecast scenario. The downside scenario assumed the U.S. economy will experience growth of GDP on an annual basis in 2026 of 1.8%. Use of the downside scenario would have resulted in an incremental increase in the allowance for loan losses of approximately $22.6 million as of September 30, 2026. The upside scenario assumed GDP growth on an annual basis of 2.3%, with slight growth in 2026. Use of the upside scenario would have resulted in an incremental decrease in the allowance for loan losses of approximately $9.0 million as of September 30, 2026.

Noninterest Income
The following table sets forth information regarding noninterest income for the periods shown:
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(Dollars in thousands)
Investment advisory fees	$19,394	$17,553	$1,841	10.5%	$57,401	$51,272	$6,129	12.0%
Service charges on deposit accounts	10,146	8,550	1,596	18.7%	30,117	25,109	5,008	19.9%
Card income	6,399	4,177	2,222	53.2%	18,234	12,327	5,907	47.9%
Interest rate swap income	1,700	885	815	92.1%	4,679	2,351	2,328	99.0%
Income from investments for employee retirement benefits	620	3,839	(3,219)	(83.8)%	5,718	8,309	(2,591)	(31.2)%
Mortgage banking income (loss)	3,790	74	3,716	5,021.6%	9,998	(113)	10,111	(8,947.8)%
Losses on sales of securities available for sale, net	(796)	—	(796)	100.0%	(796)	(269,638)	268,842	(99.7)%
Miscellaneous income and fees	6,647	4,650	1,997	42.9%	25,466	16,856	8,610	51.1%
Other non-operating income (loss)	796	1,524	(728)	(47.8)%	(976)	1,512	(2,488)	(164.6)%
Total noninterest income (loss)	$48,696	$41,252	$7,444	18.0%	$149,841	$(152,015)	$301,856	(198.6)%
Noninterest income increased by $7.4 million, or 18.0%, to $48.7 million during the three months ended September 30, 2026 from $41.3 million during the three months ended September 30, 2025. This increase was primarily due to a $3.7 million increase in mortgage banking income (loss), and a $2.2 million increase in card income, partially offset by a $3.2 million decrease in income from investments for employee retirement benefits.
•Mortgage banking income increased primarily due to the merger with HarborOne, which included a mortgage company subsidiary that was liquidated into the Bank during the first quarter of 2026. The activities of the subsidiary, in which the Bank is now engaged, included originating residential real estate mortgage loans principally for sale on the secondary market. As a result, the merger led to a greater volume of secondary market sales during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
•Card income increased primarily due to higher interchange fees resulting from increased transaction volume during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Also contributing to the increase was a credit card incentive for customers put into effect in 2026.
•Income from investments for employee retirement benefit decreased primarily due to a less favorable mark-to-market adjustment on equity securities held in those accounts for the three months ended September 30, 2026 compared to during the three months ended September 30, 2025.
Noninterest income increased by $301.9 million to $149.8 million for the nine months ended September 30, 2026 from a net loss of $152.0 million for the nine months ended September 30, 2025. This increase was primarily due to a $268.8 million decrease in losses on sales of securities available for sale, a $10.1 million increase in mortgage banking income (loss), and a $8.6 million increase in miscellaneous income and fees.
•Losses on sales of securities available for sale were $0.8 million during the nine months ended September 30, 2026. Losses on sales of securities available for sale were $269.6 million for the nine months ended September 30, 2025, which were due to an investment portfolio repositioning, which included the decision by management to sell certain available for sale securities.
•Mortgage banking income increased primarily due to the merger with HarborOne as stated above.
•Miscellaneous income and fees increased primarily due to a $5.1 million increase in gains on sales of commercial loans and a $2.2 million increase in income related to bank-owned life insurance policies during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Noninterest Expense
The following table sets forth information regarding noninterest expense for the periods shown:
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$94,835	$83,968	$10,867	12.9%	$294,016	$244,523	$49,493	20.2%
Occupancy and equipment	11,379	11,729	(350)	(3.0)%	38,736	33,576	5,160	15.4%
Technology and data processing	23,695	19,779	3,916	19.8%	71,278	56,189	15,089	26.9%
Professional services	3,851	3,039	812	26.7%	12,946	9,000	3,946	43.8%
Marketing expenses	3,206	2,666	540	20.3%	9,000	6,830	2,170	31.8%
FDIC insurance	4,741	3,509	1,232	35.1%	11,856	10,577	1,279	12.1%
Amortization of intangible assets	11,644	7,808	3,836	49.1%	34,931	23,423	11,508	49.1%
Other operating expenses	6,335	4,717	1,618	34.3%	21,184	17,596	3,588	20.4%
Non-operating expenses	—	3,218	(3,218)	(100.0)%	32,317	5,800	26,517	457.2%
Total noninterest expense	$159,686	$140,433	$19,253	13.7%	$526,264	$407,514	$118,750	29.1%
Noninterest expense increased by $19.3 million, or 13.7%, to $159.7 million during the three months ended September 30, 2026 from $140.4 million during the three months ended September 30, 2025. The increase was primarily due to a $10.9 million increase in salaries and employee benefits expense, a $3.9 million increase in technology and data processing expense, and a $3.8 million increase in amortization of intangible assets.
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
•There were no non-operating expenses recorded during the three months ended September 30, 2026, compared to to certain costs incurred related to our merger with HarborOne incurred during the three months ended September 30, 2025.
Noninterest expense increased by $118.8 million, or 29.1%, to $526.3 million during the nine months ended September 30, 2026 from $407.5 million during the nine months ended September 30, 2025. This increase was primarily due to a $49.5 million increase in salaries and employee benefits expense, a $26.5 million increase in non-operating expenses, a $15.1 million increase in technology and data processing expenses, and a $11.5 million increase in amortization of intangible assets.
•Salaries and employee benefits expenses increased primarily due to increases in salary and wages expenses and health insurance expenses, which were primarily due to an increase in the number of employees as a result of our merger with HarborOne in addition to regular employee wage increases.
•Non-operating expenses increased primarily as a result of the timing and extent of merger and acquisition costs incurred in association with our merger with HarborOne during the nine months ended September 30, 2026 in comparison to the costs related to our merger with HarborOne incurred during the nine months ended September 30, 2025.
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
Income Taxes
We recognize the tax effect of all income and expense transactions in each year’s Consolidated Statements of Income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding our tax provision and applicable tax rates for the periods indicated:
Tax Provision and Applicable Tax Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Combined federal and state income tax provision (benefit)	$29,086	$(12,177)	$77,255	$21,637
Effective income tax rate	20.8%	(13.0)%	21.5%	209.1%
Blended statutory tax rate	27.6%	27.7%	27.6%	27.7%
Income tax expense for the three and nine months ended September 30, 2026 was $29.1 million and $77.3 million, respectively, compared to a benefit of $12.2 million and expense of $21.6 million for the three and nine months ended September 30, 2025.
The increase in income tax expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due to the treatment of the tax benefit associated with the loss on sale of securities incurred during the first quarter of 2025. Such loss was not considered to be a discrete item for tax purposes and, therefore, the associated tax benefit of $71.8 million was recognized ratably over the full year.
Similarly, the increase in income tax expense for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to the treatment of pre-tax losses resulting from sales on securities available for sale in the first quarter of 2025.
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
•The maximum acceptable duration of the investment and hedging derivatives portfolio; and
•Guidelines on accounting classification of securities including available for sale and held to maturity.
Policy limits are tested quarterly, and the results are reported to the Asset Liability Committee (“ALCO”), which is a subcommittee of management’s Enterprise Risk Management Committee (“ERMC”), and to RMC. RMC advises the Board of Directors with respect to the adequacy of capital allocated based on the level of risk as well as risk issues that could impact liquidity and/or capital adequacy. From time to time, we may exceed policy limits, in which case we may seek corrective action after considering, among other things, market conditions, customer reaction, and the estimated impact on profitability. A remediation plan will be presented to ALCO, ERMC and RMC that carefully outlines the proposed corrective action.
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
Our asset-liability management strategy is devised and monitored by our ALCO in accordance with policies approved by RMC. ALCO operates under a charter developed and approved by ERMC. ALCO meets monthly, or more frequently as needed, to review, among other things, our sensitivity to interest rate changes, loan pricing and activity, investment activity and strategy, hedging strategies, deposit pricing and funding strategies with respect to overall balance sheet composition, as well as earnings simulations over multiple years. ALCO may meet more frequently if there are changes in the economic environment, such as rapid increases or decreases in interest rates due to exogenous or unknown factors so that ALCO can make any necessary strategic adjustments to better manage interest rate risk. ALCO’s membership is comprised of executive management of the Company, and representatives from various lines of business are in regular attendance, including representation from Enterprise Risk Management (“ERM”). ALCO reports regularly to RMC on these risks and objectives with independent oversight and reporting from our Financial and Model Risk Management group within ERM.
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
1.The Finance Department, the first line of defense, to which primary market risk ownership belongs including monitoring and tracking of risk, model development and maintenance, and execution of strategy and tactics to mitigate market risk;
2.The ERM Department, the second line of defense, which conducts independent risk and controls assessments to ensure appropriate risk identification, management, and reporting. The Model Risk Management group (“MRM”) within ERM is responsible for independent oversight of models used to measure market risk, including model and assumption implementation, development, and conceptual soundness; and
3.The Internal Audit Department, the third line of defense, which independently assesses the operating effectiveness of the first- and second-line processes and controls.

Comments on Recent Developments. During the past several years, the U.S. economy has experienced both sharp increases and decreases in interest rates. Refer to the earlier section titled “Outlook and Trends” within this Item 2, for a description of recent actions by the Federal Open Market Committee (“FOMC”) regarding changes to the range of the federal funds rate. Our market risk management framework is designed to address the potential for such rapid changes in interest rates, by establishing policy limits on such rapid shocks and periodically back-testing modeled results against actual results. Back-testing of top-line results as well as key assumptions is performed against established thresholds as part of our ongoing monitoring governance of our models, and results are reported to ALCO and MRM. Should back-testing results exceed established performance thresholds, the model and underlying assumptions will be reviewed for recalibration.
Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through a net interest income (“NII”) model. We model our NII over a 12-month and 24-month period assuming no changes in interest rates and a static balance sheet, where cash flows from financial assets and liabilities are replaced with new business of similar terms at current rates. The impact of our interest rate derivatives designated as hedging instruments is included in the model results. We then model NII for the same period under the assumption that market rates increase and decrease instantaneously by certain basis point increments, which vary by period depending upon market conditions, with changes in interest rates representing immediate, permanent, and parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Changes in Interest Rates” column in the table below.
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

The tables below set forth, as of September 30, 2026 and December 31, 2025, the modeled changes in our net interest income on an FTE basis that would result from the designated immediate changes in market interest rates:
Interest Rate Sensitivity

	As of September 30, 2026
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	8.1%	(20.0)%
200	4.2%	(12.0)%
100	2.1%	(10.0)%
Flat	—%	—%
(100)	(2.3)%	(10.0)%
(200)	(4.7)%	(12.0)%
(400)	(7.7)%	(20.0)%

	As of December 31, 2025
Change in Interest Rates (basis points) (1)	Year 1 Change from Level	Policy Limit

400	(1.7)%	(20.0)%
200	(0.6)%	(12.0)%
100	(0.2)%	(10.0)%
Flat	—%	—%
(100)	(0.1)%	(10.0)%
(200)	0.0%	(12.0)%
(400)	1.4%	(20.0)%
(1)Assumes an immediate uniform change in market interest rates at all maturities.
As of September 30, 2026, our model, as indicated above, shows modest changes in net interest income in rising and falling rate scenarios. In the rising rate scenarios, modeled interest income growth is expected to outpace the growth in funding costs. In the falling rate scenarios interest income is modeled to fall faster than funding costs. This represents an increase in asset sensitivity from December 31, 2025, driven by a modest decrease in asset duration, due in part to the reduced impact of the cash flow hedge portfolio. The simulation results are within policy limits and management therefore does not expect a material change to our current strategy over the near term. The rate scenarios that we model at each period end are dependent upon market conditions, which is why the rate scenarios that we model may differ from period-to-period.
Management may use techniques such as investment strategy, loan and deposit pricing, non-core funding strategies, and interest rate derivative financial instruments, within internal policy guidelines, to manage interest rate risk as part of our asset/liability strategy. Hedging strategies such as, for example, receive-fixed and pay-fixed swaps, interest rate caps, floors, or collars, may be used to protect against benchmark interest rates either rising or falling. The type of derivatives we currently use to hedge market risk are interest rate swap agreements designated as cash flow hedging instruments. When the Federal Reserve began raising interest rates in March of 2022 from very low levels, management began evaluating a derivative strategy designed to limit our exposure to downward rate scenarios. In 2022, management executed receive-fixed interest rate swap agreements on floating-rate loans which have a total notional value of $1.0 billion as of September 30, 2026. These swaps are designated as cash flow hedges and provide protection against falling interest rates, as they have the effect of converting floating rate loan exposure to fixed rates. These receive-fixed swaps constitute the entirety of our current hedge portfolio. Management may, from time to time, due to actual or projected changes in market rates or our risk exposure, evaluate other hedging strategies, although we believe our current Net Interest Income and Economic Value of Equity simulation analyses support maintaining the current derivatives strategy. For additional information related to our interest rate derivative financial instruments, see Note 11, “Derivative Financial Instruments” within the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our EVE model. This analysis calculates the difference between the present value of expected cash flows from assets and liabilities assuming various changes in current interest rates.
The tables below represent an analysis of our interest rate risk as measured by the estimated changes in our EVE, resulting from an instantaneous and sustained parallel shift in the yield curve (+100, +200, +400 basis points and -100, -200, and -400 basis points) at both September 30, 2026 and December 31, 2025. The model requires that interest rates remain positive for all points along the yield curve for each rate scenario which may preclude the modeling of certain falling rate scenarios during periods of lower market interest rates.
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
EVE Interest Rate Sensitivity

Change in Interest Rates (basis points) (1)	As of September 30, 2026
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(4.6)%	(40.0)%	22.74%
200	(2.0)%	(20.0)%	22.50%
100	(0.9)%	N/A	22.30%
Flat	—	—%	22.03%
(100)	0.3%	N/A	21.63%
(200)	(0.8)%	(20.0)%	20.96%
(400)	(9.7)%	(40.0)%	18.35%

Change in Interest Rates (basis points) (1)	As of December 31, 2025
	Estimated Increase (Decrease) in EVE from Level (2)		EVE as a Percentage of Total Assets (3)
	Percent	Policy Limit

400	(3.0)%	(30.0)%	22.17%
200	(0.6)%	(20.0)%	21.81%
100	(0.3)%	N/A	21.43%
Flat	—	—%	21.02%
(100)	(0.9)%	N/A	20.38%
(200)	(3.4)%	(20.0)%	19.46%
(400)	(15.1)%	(30.0)%	16.45%
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
We participate in a reciprocal deposit network, which allows us to provide access to FDIC deposit insurance protection on customer deposits for consumers, businesses and public entities that exceed same-bank FDIC insurance thresholds. We can elect to sell or repurchase this funding as reciprocal deposits from other banks in the same network depending on our funding needs. At both September 30, 2026 and December 31, 2025, we had no one-way sell deposits. At September 30, 2026 and December 31, 2025, we had repurchased $2.4 billion and $2.3 billion, respectively, of reciprocal deposits.
Although customer deposits remain our preferred source of funds, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLBB. At September 30, 2026, we had $821.2 million in outstanding advances and the ability to borrow up to an additional $4.5 billion. We also have the ability to borrow from the Federal Reserve Bank of Boston. At September 30, 2026, we had the ability to borrow up to $4.2 billion from the Federal Reserve Bank of Boston Discount Window. At September 30, 2026, cash and cash equivalents were $547.1 million and secured borrowing capacity at the Federal Reserve Bank and Federal Home Loan Bank totaled $8.7 billion, providing total liquidity sources of $9.2 billion. These liquidity sources provided 113% coverage of all customer uninsured and uncollateralized deposits, which totaled $8.1 billion, or 31% of total deposits, as of September 30, 2026. For further discussion of uninsured deposits, refer to the “Deposits” discussion within the “Financial Position” section within this Item 2.
Sources of Liquidity

	As of September 30, 2026		As of December 31, 2025
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
		(In thousands)
Brokered deposits (1)	$164,820	$—	$84,703	$—
Reciprocal deposits	2,358,063	—	2,267,539	—
Federal Home Loan Bank (2)	821,210	4,538,922	198,058	3,049,296
Federal Reserve Bank of Boston- Discount Window (3)	—	4,176,254	—	3,902,128
Total	$3,344,093	$8,715,176	$2,550,300	$6,951,424
(1)Additional borrowing capacity has not been assessed in this category.
(2)As of September 30, 2026 and December 31, 2025, loans with a carrying value of $4.4 billion and $5.0 billion, respectively, and securities with a carrying value of $2.8 billion and $0.2 billion, respectively, were pledged to the FHLBB resulting in this additional unused borrowing capacity. The outstanding balance of FHLB borrowings as of September 30, 2026 and December 31, 2025 shown above excludes the remaining premium related to borrowings assumed in connection with our merger with HarborOne of $0.3 million and $1.6 million, respectively.
(3)As of September 30, 2026 and December 31, 2025, loans with a carrying value of $5.4 billion and $5.0 billion, respectively, and securities with a carrying value of $349.9 million and $414.2 million, respectively, were pledged to the Discount Window, resulting in this additional borrowing capacity.
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
Capital Resources. We are subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks, the FDIC and the Federal Reserve (with respect to our consolidated capital requirements). At September 30, 2026 and December 31, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. To be categorized as well-capitalized, the Company must maintain (1) a minimum of total risk-based capital ratio of 10.0%; (2) a minimum of common equity Tier 1 capital ratio of 6.5%; (3) a minimum of Tier 1 capital ratio of 8.0%; and (4) a minimum of Tier 1 leverage ratio of 5.0%. Management believes that the Company met all capital adequacy requirements to which it is subject as of September 30, 2026 and December 31, 2025. There have been no conditions or events that management believes would cause a change in the Company’s categorization.

The Company’s actual capital ratios are presented in the following table:

	As of September 30, 2026	As of December 31, 2025
Capital Ratios:
Average equity to average assets (1)	13.69%	14.43%
Total regulatory capital (to risk-weighted assets)	14.03%	14.32%
Common equity Tier 1 capital (to risk-weighted assets)	13.01%	13.19%
Tier 1 capital (to risk-weighted assets)	13.01%	13.19%
Tier 1 capital (to average assets) leverage	10.87%	11.65%
(1)The ratio presented as of September 30, 2026 represents quarter-to-date average equity as a percentage of quarter-to-date average total assets.
Contractual Obligations, Commitments and Contingencies. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. At September 30, 2026, there were no material changes in our contractual obligations, other commitments and contingencies from those disclosed in our 2025 Form 10-K.
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
At September 30, 2026, we had $7.6 billion of commitments to originate loans, comprised of $4.3 billion of commitments under commercial loans and lines of credit (including $701.3 million of unadvanced portions of construction loans), $2.8 billion of commitments under home equity loans and lines of credit, $270.9 million in standard overdraft coverage commitments, $75.0 million of unfunded commitments related to residential real estate loans and $167.0 million in other consumer loans and lines of credit. In addition, at September 30, 2026, we had $84.8 million in standby letters of credit outstanding. We also had $14.0 million in forward commitments to sell loans.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Executive Chair (the Company’s principal executive officer) along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(c) promulgated under the Exchange Act of 1934. Based upon that evaluation, the Company’s Executive Chair along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes to Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding the Company’s repurchases of its common stock during the nine months ended September 30, 2026:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Share Repurchase Programs	Maximum Number of Shares That May Yet Be Purchased Under the Share Repurchase Programs (1)(2)
January 1, 2026 – January 31, 2026	926,218	$19.62	4,039,419	7,860,581
February 1, 2026 – February 28, 2026	395,502	20.42	4,434,921	7,465,079
March 1, 2026 – March 31, 2026	2,561,746	19.06	6,996,667	4,903,333
April 1, 2026 – April 30, 2026	1,284,974	20.19	8,281,641	3,618,359
May 1, 2026 – May 31, 2026	1,166,739	19.69	9,448,380	2,451,620
June 1, 2026 – June 30, 2026	1,177,441	20.22	10,625,821	1,274,179
July 1, 2026 – July 31, 2026	348,741	23.14	10,974,562	12,275,438
August 1, 2026 – August 31, 2026	685,175	22.88	11,659,737	11,590,263
September 1, 2026 – September 30, 2026	1,529,774	21.53	13,189,511	10,060,489
Total	10,076,310	$20.29
(1)On October 23, 2025, the Company announced its Board of Directors had authorized a new share repurchase program. The program, which authorized the purchase of up to 11,900,000 shares over a 12-month period, expired on October 31, 2026.
(2)On July 23, 2026, the Company announced its Board of Directors had authorized a new share repurchase program. The program, which authorized the purchase of up to 11,350,000 shares over a 18-month period, expires on December 31, 2027.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On September 1, 2026, Director Joseph Casey terminated a trading arrangement intended to satisfy the affirmative defense conditions of the SEC’s Rule 10b5-1(c), which was adopted on May 19, 2026 and disclosed in Part II, Item 5 in our Q2 Form 10-Q as of and for the period ended June 30, 2026.

Mr. Casey then adopted a trading arrangement intended to satisfy the affirmative defense conditions of the SEC's Rule 10b5-1(c) on September 9, 2026. Mr. Casey’s plan provides for the sale of 76,852 shares of Company common stock beginning on December 8, 2026 and continues through September 1, 2027.

ITEM 6. EXHIBITS
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025 (iii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) the Unaudited Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2026 and 2025, (v) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to the Unaudited Consolidated Financial Statements.

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

EASTERN BANKSHARES, INC.

Date: November 6, 2026	/s/ Robert F. Rivers
	By:	Robert F. Rivers
Executive Chair and Chair of the Board
(Principal Executive Officer)

Date: November 6, 2026	/s/ R. David Rosato
	By:	R. David Rosato
Chief Financial Officer
(Principal Financial Officer)